Form 10QSB
GLOBAL RESOURCES INC /AK/
filed 1996-05-20
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------   -----------------

         Commission file number :  0-17287

                             GLOBAL RESOURCES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Alaska                                              33-0074499
(State or other Juris-                             (IRS Employer Identification
 diction of incorporation                           Number)
 or organization)

                      43445 BUSINESS PARK DRIVE, SUITE 113
                           TEMECULA, CALIFORNIA 92590
-------------------------------------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (909) 699-4749
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least
the past 90 days.                     Yes /X/        NO / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                         Number of Shares Outstanding
       Class                                                    at May 14, 1996
       -----                                                -----------------------
 Common Stock, $.02 par value                                     4,102,856

Transitional Small Business Disclosure Format (Check one):  Yes / /      No /X/

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1


-------------------------------------------------------------------------------
                      FOR THE QUARTER ENDED MARCH 31, 1996
-------------------------------------------------------------------------------


                             GLOBAL RESOURCES, INC.

                     GLOBAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           MARCH 31                DECEMBER 31
                                                           --------                -----------

                                                     1996             1995             1995
                                                  ----------       ----------       ----------
CURRENT ASSETS
  Cash  (Note 7)                                  $  288,382       $  649,526       $  458,448
  Current portion of membership sales
    contracts receivable, net (Note 2)               638,278          497,535          506,602
  Current portion of stockholder receivable           40,800           25,892           40,800
  Other receivables, net                             185,843          103,379          135,937
  Income taxes receivable                               --             33,000             --
  Inventories                                        162,269           50,000          192,268
  Prepaid expenses                                   437,091          102,046          536,591
  Deferred income taxes                               50,296           85,000           50,296
                                                  ----------       ----------       ----------

                  Total current assets             1,802,959        1,546,378        1,920,942

MEMBERSHIP SALES CONTRACTS
         RECEIVABLE, net (Note 2)                  4,279,568        2,035,824        3,392,326

MEMBERSHIP RECREATIONAL
         MINING PROPERTIES (Note 3)                  733,925          302,679          480,226

ALASKA RECREATIONAL
         MINING PROPERTIES (Note 3)                1,529,052        1,580,302        1,550,052

EQUIPMENT AND LEASEHOLD
         IMPROVEMENTS                                322,771           55,577          226,970

STOCKHOLDER RECEIVABLE,
  Interest at 6% $5,000 per month including
  interest, secured by building, less
  current portion                                    280,218          336,034          292,616

DEPOSITS                                             368,426          383,000          323,226

DEFERRED INCOME TAXES                                261,578          155,000          261,578

OTHER ASSETS                                          94,559           12,140           67,376
                                                  ----------       ----------       ----------

TOTAL ASSETS                                      $9,673,056       $6,406,934       $8,513,312
                                                  ==========       ==========       ==========


                 See Notes to Consolidated Financial Statements

                     GLOBAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   MARCH 31                   DECEMBER 31
                                                                   --------                   -----------

                                                           1996               1995               1995
                                                        -----------        -----------        -----------
CURRENT LIABILITIES
   Funds held in escrow                                 $      --          $      --          $    36,250
   Current maturities of long-term debt                     177,516             29,060            111,387
   Customer deposits                                        336,620            144,801            224,273
   Deferred membership costs (Note 2)                       119,793               --               83,793
   Accounts payable and accrued expenses                    153,419            193,207            123,552
   Income taxes payable                                        --              277,500            561,538
   Deferred income taxes                                    245,218               --               45,714
   Current portion of deferred revenue                      226,150            206,246            218,621
                                                        -----------        -----------        -----------

                  Total current liabilities               1,258,716            850,814          1,405,128

DEFERRED REVENUE, Long term portion                       1,065,470            942,526          1,029,999

DEFERRED INCOME TAXES                                     1,440,640            836,000            879,102

LONG TERM DEBT, Less current portion                        566,338            172,760            288,600
                                                        -----------        -----------        -----------

                  Total liabilities                       4,331,164          2,802,100          2,197,701
                                                        -----------        -----------        -----------

STOCKHOLDERS' EQUITY (Notes 5 and 8)
   Common stock, $.02 par value; 5,000,000
   shares authorized; shares issued and
   outstanding: 4,102,856 at March 31, 1996;
   4,074,988 at December 31, 1995; and
   3,843,410 at March 31, 1995                               82,057             76,868             81,500

   Convertible preferred stock, non voting,
   10% noncumulative, no liquidation preference,
   $.001 par value; 10,000,000 shares authorized;
   shares issued and outstanding: 62,195 at
   March 31, 1996; 63,195 at December 31,
   1995; and 65,455 at March 31, 1995                            62                 65                 63

   Additional paid-in capital                             2,869,438          2,060,520          2,793,938

   Retained Earnings                                      2,611,585          1,688,631          2,258,232

   Less Stock Subscriptions receivable                     (221,250)          (221,250)          (221,250)
                                                        -----------        -----------        -----------

                  Total stockholders' equity            $ 5,341,892        $ 3,604,834        $ 4,912,483
                                                        -----------        -----------        -----------

TOTAL LIABILITIES AND EQUITY                            $ 9,673,056        $ 6,406,934        $ 8,515,312
                                                        ===========        ===========        ===========

                 See Notes to Consolidated Financial Statements

                     GLOBAL RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                MARCH 31              DECEMBER  31
                                                                ---------             ------------

REVENUES:                                                1996             1995             1995
                                                      ----------       ----------       ----------
         Alaska/Australia Trip                        $  129,537       $   46,977       $  673,161
         Membership sales                              2,187,764        1,029,833        4,872,480
         Advertising                                   1,034,396          983,322        3,831,004
         Management fees                                   7,500             --             30,000
         Interest                                         78,491           62,192          285,091
                                                      ----------       ----------       ----------

                  Total Net Revenues                   3,437,688        2,122,324        9,691,736

EXPENSES:
         Alaska/Australia trip expenses                     --               --            357,570
         Advertising                                     709,075          207,809        1,058,988
         Bank credit card charges                         16,747           10,928           45,080
         Compensation & related payroll costs            298,079          160,120          825,874
         Cost of memberships sold                         36,000            1,736          141,460
         Depreciation                                     31,200           34,366          137,806
         Freight                                          16,815           16,364           69,987
         Insurance                                        22,464           10,350           67,203
         Interest                                         13,021            4,700           38,218
         Merchandise purchases                            98,710           33,768          326,502
         Office supplies                                  10,022            6,770           30,541
         Other                                            62,882           47,494           75,399
         Outside labor                                    61,162            6,270          126,036
         Postage & Delivery                               81,995           72,860          367,301
         Printing                                         33,105           74,707          254,051
         Professional services                            32,894           33,838           62,787
         Programming/advertising-barter                1,028,952          961,400        3,381,950
         Property tax                                      3,001            1,935            8,818
         Provision for doubtful contracts                125,362           18,471          235,116
         Repairs and maintenance                          15,407            7,706           33,984
         Rent                                             17,100           12,630           87,772
         Shows and seminars                               82,128           15,667          150,496
         Supplies and small tools                         42,825           28,259          106,436
         Tax and license                                   9,658            4,154           32,259
         Telephone and utilities                          35,731           33,665          152,432
                                                      ----------       ----------       ----------
                     Total expenses                    2,884,335        1,801,967        8,174,066
                                                      ----------       ----------       ----------

                     Income before income taxes          553,353          320,357        1,517,670

            Income tax expense                           200,000          115,000          561,538
                                                      ----------       ----------       ----------

                     Net income                       $  353,353       $  205,357       $  956,132
                                                      ----------       ----------       ----------

            Earnings per share (Note 8)               $     0.08       $     0.05       $     0.23
                                                      ==========       ==========       ==========



                 See Notes to Consolidated Financial Statements

                     GLOBAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Period Ended March 31
                                                 --------------------------
                                                   1996             1995
                                                 ---------        ---------
Cash flows from operating activities             $ (65,050)       $ 225,648

Cash flows (used in) investing activities,
     purchase of equipment                        (448,883)        (296,875)

Cash flows (used in) financing activities,
     payments on long-term debt                    343,867          (44,360)
                                                 ---------        ---------

Net increase (decrease) in cash                  $(170,066)       $(115,587)

     Cash at beginning of period                 $ 458,448        $ 765,113
                                                 ---------        ---------

     Cash at end of period                       $ 288,382        $ 649,526
                                                 =========        =========




                 See Notes to Consolidated Financial Statements

                     GLOBAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

The Company owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving, camping, RV-ing and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's, (LDMA-AU, Inc.) memberships which entitles members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club, revenue from advertisers in a bi-monthly magazine, advertising revenue through cable television programming d/b/a The Outdoor Channel and through merchandise sales. Revenues and Expenses for the fair value of these services are recorded in the consolidated financial statements.

A summary of the Company's significant accounting policies is as follows:

Management Statement - The interim financial statements for the period January 1 through March 31, 1996, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Reference to 10-KSB - Please refer to the Company's 10-KSB for the year ended December 31, 1995, for additional information and disclosures which may be of interest to the reader hereof.

The Principles of Consolidation - The consolidated financial statements include the accounts of Global Resources, Inc. and its wholly-owned subsidiaries, LDMA-AU, Inc., Big "M" Mining Company, Inc., Gold Prospectors' Association of American, Inc. (GPAA) and The Outdoor Network, Inc. which operates a satellite and cable television channel.

Allowance for Contract Cancellations - The Company provides an allowance for future cancellations of membership contracts. The allowance is based on management's estimate of future contract cancellations considering the Company's historical cancellation rates, delinquencies of receivables and other factors deemed relevant to the analysis. The allowance is reviewed on a periodic basis and adjusted upon management's estimate.

Membership Recreational Mining Properties - Membership recreational mining properties consist primarily of land, are held for membership sales and are recorded at the lower of cost or estimated net realizable value. These properties are charged to cost of memberships sold in proportion to total memberships which the Company estimates it will ultimately sell.

Alaska Recreational Mining Properties - Alaska recreational mining properties consist primarily of land, buildings and equipment, are recorded at cost, net of accumulated depreciation on the buildings and equipment provided over the estimated economic lives.

                     GLOBAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment and leasehold improvements:

Equipment and leasehold improvements are carried at cost. Depreciation is calculated using accelerated methods over the estimated useful lives of the assets.

Revenue recognition:

Revenue on the "Alaska trip" income is recognized when the trips are taken. Trips are taken in July and August each year.

The Company has sold memberships primarily on an installment basis. Memberships include contracts that give purchasers recreational prospecting and mineral rights to the Company's land and rights to use the land and facilities. The contracts are generally noninterest bearing, unsecured and provide for a down payment and monthly installments of $25 for periods of up to ten years. Sales revenue is recognized upon execution of a sales contract, expiration of the refund period, and receipt of cumulative payments of at least 10% of the sales price. Cumulative payments received on contracts where the refund period has not expired, or which are less than 10% of the original contract amount are recorded as deposits. Deposits are fully refundable for sixty days. The contracts are discounted over the contractual repayment period at a discount rate of 8%.

The Company also sells membership for periods varying from one year to lifetime memberships. For nonlifetime memberships, revenue is recognized over the life of the membership. Management estimates the expected period of time a lifetime member is active in the membership club to be fifteen years. Accordingly, for lifetime memberships, revenue is recognized over fifteen years. Effective March 1, 1994, the expected period of time a lifetime member is active in the membership club was extended from ten to fifteen years as it was determined that lifetime members are remaining active on average approximately fifteen years.

The Company imputes compensation for the future campground services that lost Dutchman's will provide until dues are paid (usually around 6 years per membership), pursuant to Paragraph 31 of FAS 66. In addition, the Company accrues the future costs for GPAA benefits provided with Lost Dutchman's memberships (bi-monthly magazine, yearly mining guide and quarterly newspaper) until dues are paid.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Advertising:

Advertising costs are charged to income as incurred and production costs of advertising are expensed the first time the advertising takes place.

Income taxes:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS liabilities and their tax basis. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

NOTE 2.  MEMBERSHIP SALES CONTRACTS RECEIVABLE

Membership sales contracts receivable are summarized as follows:

                                       MARCH 31          MARCH 31         DECEMBER 31
                                      ----------        ----------        -----------

                                         1996              1995              1995
                                      ----------        ----------        ----------
    Contracts receivable               7,219,590         3,669,894         5,723,780
    Unearned interest                 (1,755,317)         (855,031)       (1,391,638)
    Allowance for cancellations         (546,427)         (281,484)         (433,214)
                                      ----------        ----------        ----------
                                       4,917,846         2,533,359         3,898,928
    Less current portion                (638,278)         (497,525)         (506,602)
                                      ----------        ----------        ----------

                                       4,279,568         2,035,824         3,392,326
                                      ==========        ==========        ==========

NOTE 3.  RECREATIONAL MINING PROPERTIES

The components of recreational mining properties are as follows:

                                                   MARCH 31           MARCH 31         DECEMBER 31
                                                 -----------        -----------        -----------

                                                     1996               1995               1995
                                                 -----------        -----------        -----------
Membership recreational mining properties:       $   859,677        $   384,568        $   604,477
    Land                                              66,845             64,596             66,845
    Buildings and improvements                      (166,492)          (124,880)          (166,492)
                                                 -----------        -----------        -----------
    Less cost of memberships sold                    760,030            324,284            504,830
    Less accumulated depreciation                    (26,105)           (21,605)           (24,605)
                                                 -----------        -----------        -----------
                                                 $   733,925        $   302,679        $   480,225
                                                 ===========        ===========        ===========

Alaska recreational mining properties:           $ 1,202,373        $ 1,202,373        $ 1,202,373
    Land                                             444,549            444,549            444,549
    Buildings and Improvements                       842,137            796,387            842,137
                                                 -----------        -----------        -----------
    Vehicles and equipment                         2,489,059          2,443,309          2,489,059
    Less accumulated depreciation                   (960,007)          (863,007)          (939,007)
                                                 -----------        -----------        -----------

                                                 $ 1,529,052        $ 1,580,302        $ 1,550,052
                                                 ===========        ===========        ===========

                     GLOBAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LONG-TERM DEBT

The Company purchased the Vein Mountain Camp for $250,000 to add to its Lost Dutchman's holdings in February 1996. The Camp consists of 130 deeded acres located in the middle of North Carolina's motherlode. There are presently no improvements on the property. There is camping for up to 250 self-contained recreational vehicles. In connection with the purchase the Company executed a note payable to individuals in the amount of $200,000 secured by Deed of Trust on the land. The note is payable in monthly installments of interest at 7.5% ($1,250 per month) plus annual principal payments due every January commencing in 1997 of $50,000.

NOTE 5.  STOCKHOLDERS' EQUITY

In February of 1992, the Board of Directors authorized a one-for-twenty reverse stock split which reduced the number of outstanding common shares from 12,250,435 to 612,521. The par value of the Company's common stock was simultaneously increased from $.001 a share to $.02 a share. All per share amounts for prior years have been restated to give retroactive effect to the reverse stock split.

In August 1994, the Board of Directors authorized a two-for-one forward stock split which increased the number of outstanding shares from 1,920,955 to 3,841,910. The par value of the Company's common stock was not changed.

NOTE 6.  SUBSEQUENT EVENTS

In April 1996, The Outdoor Channel executed a media placement agreement with Frederiksen Television, Inc. for the placement of direct response programming on The Outdoor Channel, primarily during non peak hours. The Company has begun receiving minimum weekly checks of $14,000 pursuant to the contract. In April 1996, The Outdoor Channel signed an advertising agreement with Honda Corporation.

NOTE 7.  CASH CONCENTRATION RISK

On March 31, 1996, the Company had approximately $124,217 at Home Savings. Deposits at a financial institution in excess of $100,000 are not insured.

NOTE 8.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. On March 31, 1996 and 1995, the weighted average number of shares for computing earnings per share were 4,323,436 and 3,954,371, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 1995.

COMPARISON OF QUARTERS ENDED MARCH 31, 1996 AND MARCH 31, 1995

         Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from a combination of paid advertising and barter transactions, under which the Company acquires programming from third parties in exchange for a portion of advertising revenue derived from such programming. Revenues for the quarter ended March 31, 1996 were $3,437,689, a substantial increase of $1,315,365 or 62%, compared to revenues of $2,122,324 for the quarter ended March 31, 1995. This increase was primarily a result of an increase in membership sales to $2,187,764 for the quarter ended March 31, 1996 from $1,029,833 for the quarter ended March 31, 1995, due to a major Lost Dutchman's membership drive. Revenues from the Trips Division increased to $129,537 for the quarter ended March 31, 1996 from $46,977 for the quarter ended March 31, 1995, due to increased sales for the Alaska Trip for 1996 compared to 1995. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, in the first quarter of 1996, the Company increased its sales for Lost Dutchman's and for the Alaska Trip. These sales increases reversed the trend of flat Lost Dutchman's sales and decreasing Alaska Trip sales.

         Expenses. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended March 31, 1996 were $2,884,335, an increase of $1,082,368, or 60%, compared $1,801,967 for the quarter ended March 31, 1995. This increase was predominately due to increases in specific areas. The primary component of the increase was the increased cost of advertising to $709,075 for the quarter ended March 31, 1996 from $207,809 for the quarter ended March 31, 1995, due to production costs and purchasing advertising time on The Nashville Network ("TNN") for the Company's "Gold Prospecting Show." The Cost of these items was approximately $450,000 for the quarter ended March 31, 1996. Although membership sales and the trips revenues increased in the first quarter of 1996, compared to the same period in 1995, these increases were not due in substantial part to the "Gold Prospecting Show." The show was popular with viewers but due to the lack of immediate commercial success the Company has decided to devote its resources to other aspects of the Company's business with the show ending its run on TNN at the end of May 1996. Compensation and Related Payroll Costs increased to $298,079 for the quarter ended March 31, 1996, compared to $160,120 for the quarter ended March 31, 1995. This increase was due to the cumulative addition of executive, sales and administrative personnel for The Outdoor Channel during the period after March 31, 1995. The provision for doubtful contracts increased to $125,362 for the quarter ended March 31, 1996, compared to $18,471 for the quarter March 31, 1995, which was due to the increased Lost Dutchman's sales in the first quarter of 1996. Shows and Seminars increased to $82,128 for the quarter ended March 31, 1996, compared to $15,667 for the quarter ended March 31, 1995, due to substantial increase in participation by The Outdoor Channel in trade shows for the purpose of increasing industry visibility.

         Income Before Income Taxes. Income before income taxes increased as a percentage of revenues from 15% for the quarter ended March 31, 1995 to 16% for the quarter ended March 31, 1996. Although revenues and net income increased overall for the quarter ended March 31, 1996, compared to the same period in 1995, income before income taxes would have been greater if "The Gold Prospecting Show" on TNN had been a commercial success.

         Income Tax Expense. Income tax expense for the quarter ended March 31, 1996 was $200,000, an increase of $85,000, or 74%, compared to $115,000 for the quarter ended March 31, 1995, due to the increase in net income.

GENERAL

         Management of Global has continued its emphasis on the growth and development of The Outdoor Channel during the first and second quarters of 1996. Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has achieved substantial visibility in the cable industry. The Company is committed to converting visibility for The Outdoor Channel's programming into greater distribution into cable households. Greater distribution will allow the Company to charge higher advertising rates, command subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products.

         Christopher B. Forgy joined the Company as President and Chief Executive Officer of The Outdoor Channel. Mr. Forgy is a recognized and highly regarded cable television executive. From 1989 to 1995, he was Senior Vice President of Marketing, Sales and Programming for Times Mirror Cable Television. He is Immediate Past Chairman of the Cable Television Administration and Marketing Society (CTAM), the cable industry's professional association of marketers, with some 5,000 national members. He has also served on the boards of directors of the Cabletelevision Advertising Bureau (CAB), the National Association of Minorities in Cable, the NAMIC Foundation and Pay Per View Holding Company, Inc., which owns and operates the Viewer's Choice networks. It is anticipated that Mr. Forgy will have a major impact on The Outdoor Channel and Company as a whole.

         In April 1996, The Outdoor Channel executed a media placement agreement with Frederiksen Television, Inc. for the placement of direct response programming on The Outdoor Channel, primarily during off hours. The Company has begun receiving minimum weekly checks of $14,000 pursuant to the contract. The contract is potentially worth a minimum of $728,000 if it runs the full year term. In April 1996, The Outdoor Channel signed an advertising agreement with Honda Corporation.

         In May 1996, the Company hired James E. Crawford as Vice President for Sales and Marketing for The Outdoor Channel. Mr. Crawford is also a recognized cable television executive. From October 1995 to April 1996, he was the Director of Affiliate Sales Western Division for Outdoor Life Network, a competitor of The Outdoor Channel, and for Speedvision Network. Mr. Crawford was instrumental in Outdoor Life's sales and marketing from that network's inception.

         A primary objective of the Company is to obtain distribution for The Outdoor Channel. To accomplish this objective the Channel seeks to sign national carriage agreements with multiple systems operators ("MSOs") and thereafter carriage agreements with the MSOs' individual cable affiliates. In January 1996, The Outdoor Channel signed a national carriage agreement with Fanch Communications which has 270,000 subscribers. In March 1996, The Outdoor Channel signed a national carriage agreement with Service Electric Cable which has 257,000 subscribers. In April 1996, The Outdoor Channel was launched on several cable affiliates of Bresnan Communications which has 209,000 subscribers in anticipation of signing a national carriage agreement. In May 1996, The Outdoor Channel signed a national carriage agreement with Northland Communications which has 191,000 subscribers. The Company has received verbal agreements with several other MSO's. The Outdoor Channel on an ongoing basis is being launched on the individual cable affiliates of the above MSO's as well as MSO's that were signed with prior to 1996 such as TCA Cable and Westar Communications. The Company intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel.

         The Company added the Vein Mountain Camp to its Lost Dutchman's holdings in February 1996. The Vein Mountain Camp is located in West Central North Carolina approximately 7 miles from the town of Marion. The Camp consists of 130 deeded acres located in the middle of North Carolina's motherlode. Between 1829 and 1830, seven pound nuggets were reported to have been taken from the property. During the same era a 28 pound nugget and 200 pound mass of gold and quartz were reported to have been taken within several miles of the property. There are presently no improvements on the property. There is camping for up to 250 self-contained recreational vehicles.

         The Company undertook a major Lost Dutchman's sales effort commencing in August and ending December 1995. The effort was very successful with a significant portion of revenue being reported in the first quarter of 1996 due to the Company's policy of recognizing income upon the expiration of the sale refund period which, at the time, was 60 days. The Company has changed the sale refund period to 10 days effective May 1, 1996. Therefore, most of the sales in the Company's Spring membership drive will be reported in the second quarter of 1996. The Company will continue to aggressively market Lost Dutchman's memberships in 1996 and expects the 1996 memberships sold to exceed those of 1995. The Company will also seek to add additional properties to Lost Dutchman's in 1996, in addition to the Vein Mountain Camp.

         In January 1996, the Company began the weekly airing of the "Gold Prospecting Show" on The Nashville Network ("TNN"), a network with approximately 70 million potential viewers. While the show was a success with viewers, the Company did not achieve the commercial success through the sales of its products and services and advertising time that it had anticipated. The Company intends to discontinue the show at the end of May 1996. While the Company believes the show would eventually have become a commercial success it has elected to allocate resources that would have been devoted to the show to The Outdoor Channel.

         The Company conducted the final closing for $100,375 of a private placement of its Common Stock in January 1996. The private placement consisted of the sale of Units at a price of $7.50 per Unit, each made up of two (2) shares of Common Stock and one (1) Class E Warrant to purchase Common Stock. A total of 110,984 Units were sold for $832,380. Net proceeds to the Company were approximately $700,000.

         To achieve modest growth, the Company believes that its available funds and expected cash flow to be generated from operations will be adequate to meet the Company's anticipated cash needs during the next 12 to 18 months. In order to have a higher growth rate, the Company believes it will be necessary to obtain outside capital. The Company can place no assurance on receiving equity funding through outside sources. If cash flow from operations are insufficient or if working capital requirements are greater than anticipated, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.       CHANGES IN SECURITIES

              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Not applicable.

ITEM 5.       OTHER INFORMATION

              Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      27   Financial Data Schedule.

              Exhibit
              Number
              -------

                   -


              (b)     Reports on Form 8-K

                      A report on Form 8-K was filed with the Securities and Exchange Commission on approximately March 27, 1996. Said report concerned the dismissal of McGladrey & Pullen, LLP as the Company's auditor.

                      A report on Form 8-K was filed with the Securities and Exchange Commission on approximately March 29, 1996. Said report concerned the hiring of Kenneth E. Walsh, Certified Public Accountant, as the Company's auditor.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GLOBAL RESOURCES, INC.
                                                (Registrant)


Dated:  May 17, 1996                        By:     /s/ PERRY T. MASSIE
                                                -----------------------
                                                 PERRY T. MASSIE,
                                                 President and Chief
                                                 Executive Officer




Dated:  May 17, 1996                        By:     /s/ DAVID M. ASHWOOD
                                                ------------------------
                                                 DAVID M. ASHWOOD,
                                                 Chief Financial Officer