Form 10-Q
period 1996-06-30
GLOBAL OUTDOORS INC
filed 1996-08-14
CIK 760326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

         Commission file number :  0-17287

                             GLOBAL OUTDOORS, INC.
- --------------------------------------------------------------------------------
             (Exact,name.of Registrant as specified in its charter)

             Alaska                                            33-0074499
- ---------------------------------                         ----------------------
  (State or other Jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)

                      43445 BUSINESS PARK DRIVE, SUITE 113
                          TEMECULA, CALIFORNIA  92590
- --------------------------------------------------------------------------------
             (Address and zip code of principal executive offices)

                                 (909) 699-4749
- --------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

                            GLOBAL RESOURCES, INC.
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 Number of Shares Outstanding
      Class                                           at August 13, 1996
      -----                                      ----------------------------
Common Stock, $.02 par value                               4,116,664

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB
                              FINANCIAL STATEMENTS
                                PART I - ITEM 1



               _________________________________________________

                      FOR THE QUARTER ENDED JUNE 30, 1996
               _________________________________________________




                             GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          JUNE 30                  DECEMBER 31
                                                                ---------------------------        -----------
                                                                   1996             1995               1995
                                                                ----------       ----------        -----------
CURRENT ASSETS
  Cash                                                          $   71,764       $  580,425         $  458,448
  Current portion of membership sales
    contracts receivable, net (Note 2)                             733,154          581,457            506,602
  Current portion of stockholder receivable                         40,800           25,892             40,800
  Other receivables, net                                           207,838          103,379            135,937
  Income taxes receivable                                                -           33,000                  -
  Inventories                                                      145,675           50,000            192,268
  Prepaid expenses                                                 369,034          119,213            536,591
  Deferred income taxes                                             50,296           85,000             50,296
                                                                ----------       ----------         ----------
                 Total current assets                            1,618,561        1,578,366          1,920,942

MEMBERSHIP SALES CONTRACTS
         RECEIVABLE, net (Note 2)                                4,738,529        2,379,207          3,392,326

MEMBERSHIP RECREATIONAL
         MINING PROPERTIES (Note 3)                                744,133          504,692            480,226

ALASKA RECREATIONAL
         MINING PROPERTIES (Note 3)                              1,549,426        1,588,702          1,550,052

EQUIPMENT AND LEASEHOLD
         IMPROVEMENTS                                              413,209           62,688            226,970

STOCKHOLDER RECEIVABLE,
  Interest at 6% $5,000 per month including
  interest, secured by building, less
  current portion                                                  268,217          326,434            292,616

DEPOSITS                                                           312,926          383,000            323,226

DEFERRED INCOME TAXES                                              261,578          155,000            261,578

OTHER ASSETS                                                        49,599           12,140             67,376
                                                                ----------       ----------         ----------
TOTAL ASSETS                                                    $9,956,178       $6,990,229         $8,515,312
                                                                ==========       ==========         ==========



                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          JUNE 30                 DECEMBER 31
                                                                ---------------------------       -----------
                                                                   1996             1995              1995
                                                                ----------       ----------       -----------
CURRENT LIABILITIES
   Funds held in escrow                                         $        -       $        -       $   36,250
   Current maturities of long-term debt                            177,516           29,060          111,387
   Customer deposits                                               237,515          193,778          224,273
   Deferred membership costs (Note 2)                              119,793                -           83,793
   Accounts payable and accrued expenses                           108,320          268,552          123,552
   Income taxes payable                                            516,540          110,000          561,538
   Deferred income taxes                                           300,714          302,500           45,714
   Current portion of deferred revenue                             247,650          206,246          218,621
                                                                ----------       ----------       ----------
                 Total current liabilities                       1,708,048        1,110,136        1,405,128

DEFERRED REVENUE, Long term portion                              1,082,971          942,526        1,029,999

DEFERRED INCOME TAXES                                              879,102          836,000          879,102

LONG TERM DEBT, Less current portion                               927,837          261,447          288,600
                                                                ----------       ----------       ----------
                 Total liabilities                               4,597,958        3,150,109        3,602,829
                                                                ----------       ----------       ----------

STOCKHOLDERS' EQUITY (Notes 5 and 6)
   Common stock, $.02 par value; 50,000,000
   shares authorized; shares issued and outstanding:
   4,103,551 at June 30, 1996;  4,074,988 at
   December 31, 1995; and 3,868,758 at June
   30, 1995                                                         82,071           77,375           81,500

   Convertible preferred stock, non voting, 10%
   noncumulative, no liquidation preference,
   $.001 par value; 10,000,000 shares authorized;
   shares issued and outstanding:  61,875 at June
   30, 1996; 63,195 at December 31, 1995; and
   63,855 at June 30, 1995                                              62               64               63

   Additional paid-in capital                                    2,869,424        2,060,014        2,793,938

   Retained Earnings                                             2,627,913        1,923,917        2,258,232

   Less Stock Subscriptions receivable                            (221,250)        (221,250)        (221,250)
                                                                ----------       ----------       ----------
                 Total stockholders' equity                     $5,358,220       $3,840,120       $4,912,483
                                                                ----------       ----------       ----------
TOTAL LIABILITIES AND EQUITY                                    $9,956,178       $6,990,229       $8,515,312
                                                                ==========       ==========       ==========


                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                         3 Months Ended                     6 Months Ended
                                    -------------------------          -------------------------
                                     June 30         June 30             June 30       June 30
                                       1996           1995                1996           1995
                                    ----------     ----------          ----------     ----------
REVENUES
- --------

   Alaska/Australia Trip            $  426,736     $  429,993          $  556,273     $  476,970
   Membership Sales                  1,420,367      1,143,017           3,608,131      2,222,850
   Advertising                       1,565,916        960,099           2,600,312      1,943,421
   Management fees                           -         30,000                   -         30,000
   Interest                             87,437         12,970             173,428         25,162
                                    ----------     ----------          ----------     ----------
        Total net revenues          $3,500,456     $2,576,079          $6,938,144     $4,698,403
                                    ----------     ----------          ----------     ----------

EXPENSES
- --------

   Alaska/Australia trip expenses   $  304,933     $  239,631          $  304,933     $  239,631
   Advertising                         368,781        315,618             857,856        489,427
   Bank credit card charges             17,654         13,583              34,401         24,511
   Compensation & related costs        357,211        185,042             655,290        340,162
   Cost of memberships sold             38,000              -              74,000          6,736
   Depreciation                         31,200         34,500              62,400         68,866
   Freight                              34,596         17,489              51,411         33,853
   Insurance                            24,024         39,473              46,488         49,823
   Interest                             25,300          7,350              38,321         12,050
   Merchandise purchases                65,162         27,021             163,872         60,789
   Office supplies                      13,722          7,401              23,744         14,171
   Other                                18,409         13,560              61,291         61,054
   Outside labor                        28,712          2,970              89,874          9,240
   Postage & delivery                  150,490         79,439             253,385        152,299
   Printing                            142,586         76,605             175,691        151,312
   Professional services                89,977        105,635             122,871        169,473
   Programming/advertising-barter    1,073,673        865,000           2,102,625      1,826,400
   Property tax                            986          1,184               3,987          3,119
   Provision for doubtful contracts     64,958         22,793             190,320         41,264
   Repairs and maintenance              17,940          7,957              33,347         15,663
   Rent                                 24,565         15,300              71,665         27,930
   Shows and seminars                   93,422         60,947             145,550         76,614
   Supplies and small tools             41,003         35,407              83,828         63,666
   Tax and license                      12,997          2,522              22,655          6,676
   Telephone and utilities              58,227         29,379             113,958         63,044
                                    ----------     ----------          ----------     ----------
        Total expenses              $3,098,528     $2,205,806          $5,783,763     $4,007,773
                                    ----------     ----------          ----------     ----------

Income before income tax            $  401,928     $  370,273          $1,154,381     $  690,630

Loss on discontinued business
 (TNN Show) (Note 7)                   375,600              -             574,700              -

Income tax expense                      10,000        135,000             210,000        250,000
                                    ----------     ----------          ----------     ----------
Net Income                          $   16,328     $  235,273          $  369,681     $  440,630
                                    ==========     ==========          ==========     ==========
Earnings per share (Note 6)         $       -      $      .06          $      .09     $      .11



                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Period Ended June 30
                                                             -----------------------
                                                               1996          1995
                                                             ---------     ---------
Cash flows from operating activities                         $(619,125)    $ 759,496

Cash flows (used in) investing activities,
     purchase of equipment                                    (421,443)     (520,935)

Cash flows (used in) financing activities,
     payments on long-term debt                                653,884      (423,249)
                                                             ---------     ---------
Net increase (decrease) in cash                              $(386,684)    $(184,688)

     Cash at beginning of period                             $ 458,448     $ 765,113
                                                             ---------     ---------
     Cash at end of period                                   $  71,764     $ 580,425
                                                             =========     =========





                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

The Company owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving, camping, RV-ing and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's, (LDMA-AU, Inc.) memberships which entitles members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club, revenue from advertisers in a bi-monthly magazine, advertising revenue through cable television programming d/b/a The Outdoor Channel and through merchandise sales. The Outdoor Channel barters advertising time for some of its programming. For financial reporting purposes the Company reports offsetting revenue and expense items, as if the Company had sold advertising and purchased programming, at the prevailing advertising rates.

A summary of the Company's significant accounting policies is as follows:

Management Statement - The interim financial statements for the period January 1 through June 30, 1996, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

The Principles of Consolidation - The consolidated financial statements include the accounts of Global Outdoors, Inc. and its wholly-owned subsidiaries, LDMA-AU, Inc., Big "M" Mining Company, Inc., Gold Prospectors' Association of American, Inc. (GPAA) and The Outdoor Network, Inc. which operates a satellite and cable television channel.

Business Combination - On February 10, 1995, the Company effected a business combination with GPAA by exchanging 2,500,000 shares of its common stock for all the common stock of GPAA. GPAA was 100% owned by the majority stockholders of the Company. The agreement called for an additional 1,500,000 shares of common stock to be issued if certain earnings or valuation levels are attained. The combination was accounted for in a manner similar to a pooling of interests with prior periods being restated to give retroactive effect to the combination as if it occurred on January 1, 1992. A reconciliation of the amounts of revenue and earnings previously reported by the Company and the combined amounts presented in the financial statements was included in the Company's Form 10-K for the year ended December 31, 1994. Details of the results of operations for the previously separate companies for the period before the combination was consummated were included in the Form 10- K for the year ended December 31, 1994. GPAA previously had a year of February 28 and as a result of the combination adopted a December 31 fiscal year-end. The income and cash flows for two months ended February 28, 1994 were included in both the twelve months ended December 31, 1994 and 1993. The duplication of income for these two months totals $21,667 and was eliminated in the statement of retained earnings. The amount of revenues and expenses for that period were, $646,880 and $625,213, respectively.

Reference to Forms 10-KSB and 10-K - Please refer to the Company's Form 10-KSB for the year ended December 31, 1995 and Form 10-K for the year ended December 31, 1994 for additional information and disclosures which may be of interest to the reader hereof.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Recently Issued Accounting Pronouncements - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company has adopted SFAS No. 121. SFAS No. 121 establishes recognition and measurement criteria for impairment losses when the Company no longer expects to recover the carrying value of a long-lived asset. The effect on the consolidated financial statements of adopting SFAS was not material.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The accounting or disclosure requirements of this statement are effective at the Company's fiscal year-ended 1996. It is currently anticipated that the Company will continue to account for stock-based compensation using Accounting Principles Board Opinion No. 25 and the impact of SFAS 123 has not yet been determined.

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

Alaska Recreational Mining Properties - Alaska recreational mining properties consist primarily of land, buildings and equipment, are recorded at cost, net of accumulated depreciation on the buildings and equipment provided on a straight-line basis over the estimated economic lives of between 5 and 10 years.

Equipment and leasehold improvements:

Equipment and leasehold improvements are carried at cost. Depreciation is calculated using accelerated methods over the estimated useful lives of the assets.

Revenue recognition:

Revenue on the "Alaska trip" income is recognized proportionately as expenses are incurred. Trips are taken in July and August each year.

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


where the refund period has not expired, or which are less than 10% of the original contract amount are recorded as deposits. Deposits are fully refundable for ten days. The contracts are discounted over the contractual repayment period at a discount rate of 8%.

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

Advertising:

Advertising costs are charged to income as incurred and production costs of advertising are expensed the first time the advertising takes place except for production costs related to the TNN show.

Income taxes:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  MEMBERSHIP SALES CONTRACTS RECEIVABLE

Membership sales contracts receivable are summarized as follows:

                                                   JUNE 30          JUNE 30        DECEMBER 31
                                                    1996             1995              1995
                                                 ----------        ---------       -----------
     Contracts receivable
     Unearned interest                            8,032,614        4,288,903         5,723,780
     Allowance for cancellations                 (1,952,966)        (999,276)       (1,391,638)
                                                   (607,965)        (328,963)         (433,214)
                                                 ----------        ---------        ----------
     Less current portion                         5,471,683        2,960,664         3,898,928
                                                  (733,.154)        (481,457)         (506,602)
                                                 ----------        ---------        ----------
                                                  4,738,529        2,479,207         3,392,326
                                                 ==========        =========        ==========

NOTE 3.  RECREATIONAL MINING PROPERTIES

The components of recreational mining properties are as follows:

                                                   JUNE 30          JUNE 30        DECEMBER 31
                                                    1996             1995              1995
                                                 ----------        ---------       -----------
 Membership recreational mining properties:      $  859,677        $  580,781      $  604,477
    Land                                             78,553            67,396          66,845
    Buildings and improvements                     (166,492)         (124,880)       (166,492)
                                                 ----------        ----------      ----------
    Less cost of memberships sold                   771,738           523,297         504,830
    Less accumulated depreciation                   (27,605)          (18,605)        (24,605)
                                                 ----------        ----------      ----------
                                                 $  744,133        $  504,692      $  480,225
                                                 ==========        ==========      ==========

 Alaska recreational mining properties:          $1,202,373        $1,202,373      $1,202,373
    Land                                            444,549           444,549         444,549
    Buildings and Improvements                      883,511           826,787         842,137
                                                 ----------        ----------      ----------
    Vehicles and equipment                        2,530,433         2,473,709       2,489,059
    Less accumulated depreciation                  (981,007)         (885,007)       (939,007)
                                                 ----------        ----------      ----------
                                                 $1,549,426        $1,588,702      $1,550,052
                                                 ==========        ==========      ==========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  LONG-TERM DEBT

The Company purchased the Vein Mountain Camp for $250,000 to add to its Lost Dutchman's holdings in February 1996. The Camp consists of 130 deeded acres located in the middle of North Carolina's motherlode. There are presently no improvements on the property. There is camping for up to 250 self-contained recreational vehicles. In connection with the purchase the Company executed a note payable to individuals in the amount of $200,000 secured by Deed of Trust on the land. The note is payable in monthly installments of interest at 7.5% ($1,250 per month) plus annual principal payments due every January commencing in 1997 of $50,000. The Company made significant draws on its bank line of credit increasing the amount drawn from $33,139 as of December 31, 1995 to $532,713 as of June 30, 1996.

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

NOTE 6.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. On June 30, 1996 and 1995, the weighted average number of shares for computing earnings per share were 4,309,527 and 4,031,974, respectively.

NOTE 7.  LOSS ON DISCONTINUED BUSINESS (TNN SHOW)

The Company's "Gold Prospecting Show" which was produced by an outside production company for airing on The Nashville Network ("TNN") commencing January 1996 was popular with viewers. Production and airing costs per show were approximately $43,000. Due to the lack of immediate commercial success, the Company decided to devote its resources to other aspects of the Company's business with the show ending its run on TNN in May 1996.

NOTE 8.  SUBSEQUENT EVENTS

On July 16, 1996, the Company held its annual stockholders' meeting. At the meeting the stockholders approved changing the Company's name from Global Resources, Inc. to Global Outdoors, Inc. to better reflect the nature of the Company's business. The name change was effective in the State of Alaska on July 23, 1996. The shareholders also approved increasing the authorized number of shares of Common Stock to 50,000,000 shares from 5,000,000 shares and authorized the Company to increase, in its discretion, the Board of Directors to a maximum of seven persons from the prior number of three persons. On August 5, 1996, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission for a follow-on public offering of the Company's Units. The Units consist of two (2) shares of Common Stock and one
(1) Class F Warrant to purchase Common Stock.

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

COMPARISON OF QUARTERS ENDED JUNE 30, 1996 AND JUNE 30, 1995

         Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from a combination of paid advertising and barter transactions, under which the Company acquires programming from third parties in exchange for a portion of advertising revenue derived from such programming. Revenues for the quarter ended June 30, 1996 were $3,500,456, a substantial increase of $924,377 or 36%, compared to revenues of $2,576,079 for the quarter ended June 30, 1995. This increase was primarily a result of an increase in advertising revenue to $1,565,916 for the quarter ended June 30, 1996 from $960,099 for the quarter ended June 30, 1995 and a result of an increase in membership sales to $1,420,367 for the quarter ended June 30, 1996 from $1,143,017 for the quarter ended June 30, 1995. The advertising revenue increase was principally attributable to increase in barter rates. Revenues from the Trips Division was virtually the same at $426,736 for the quarter ended June 30, 1996 and $429,933 for the quarter ended June 30, 1995. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, in the Second Quarter of 1996, the Company increased its sales for Lost Dutchman's while the Alaska Trip revenue remained nearly the same. These sales figures reversed the trend of flat Lost Dutchman's sales and decreasing Alaska Trip sales.

         Expenses.   Expenses consist primarily of the cost of the Company's
satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended June 30, 1996 were $3,098,528, an increase of $892,722, or 40%, compared to $2,205,806 for the quarter ended June 30, 1995. This increase was predominately due to increases in specific areas. Alaska/Australia trip expense rose to $304,933 for the quarter ended June 30, 1996 compared to $239,631 for the quarter ended June 30, 1995, due to increased participation on the Alaska and Australia trips. Programming/advertising-barter accounted for $208,673 of this increase rising to $1,073,673 for the quarter ended June 30, 1996 compared to $865,000 for the quarter ended June 30,
1995, and was primarily due to increased barter rates.   Compensation and
Related Payroll Costs increased $172,169 to $357,211 for the quarter ended June 30, 1996, compared to $185,042 for the quarter ended June 30, 1995. This increase was due to the cumulative addition of executive, sales and administrative personnel for The Outdoor Channel during the period after June 30, 1995. Merchandise purchases increased to $65,162 for the quarter ended June 30, 1996 compared to $27,021 for the quarter ended June 30, 1995, due to sharply increased activity in the products division. Printing increased to $142,586 for the quarter ended June 30, 1996 compared to $76,605 for the quarter ended June 30, 1995, due the expansion of in-house printing activities and promotions for which mailers are distributed. Postage increased to $150,490 for the quarter ended June 30, 1996 compared to $79,439 for the quarter ended June 30, 1995, due primarily to increased mailings in connection with company promotions and products. The Provision for Doubtful Contracts increased to $64,958 for the quarter ended June 30, 1996, compared to $22,793 for the quarter ended June 30, 1995, which was due to the increased Lost Dutchman's sales in the second quarter of 1996. Shows and Seminars increased to $93,422 for the quarter ended June 30, 1996, compared to $60,947 for the quarter ended June 30, 1995, due to substantial increase in participation by The Outdoor Channel in trade shows for the purpose of increasing industry visibility.

         Income Before Income Taxes. Income before income taxes decreased as a percentage of revenues from 14% for quarter ended June 30, 1995 to 11% for the quarter ended June 30, 1996.

         Loss on discontinued business (TNN Show). The Company's "Gold Prospecting Show" which was produced for airing on The Nashville Network ("TNN") commencing January 1996 was popular with viewers. Production and airing costs per show were approximately $43,000. Due to the lack of immediate commercial success, the Company decided to devote its resources to other aspects of the Company's business with the show ending its run on TNN in May 1996. The loss for the quarter ended June 30, 1996 for this item was $375,600.

         Income Tax Expense. Income tax expense for the quarter ended June 30, 1996 was $10,000, a decrease of $125,000, or 93%, compared to $135,000 for the quarter ended June 30, 1995, due to the decrease in net income which was primarily due to discontinuing the TNN Show.

GENERAL

         Management of Global has continued its emphasis on the growth and development of The Outdoor Channel during the first and second quarters of 1996. Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has achieved substantial visibility in the cable industry. The Company is committed to converting visibility for The Outdoor Channel's programming into greater distribution into cable households. Greater distribution will allow the Company to charge higher advertising rates, command subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products. This strategy is a principal contributing factor to increased Company expenses.

         In April 1996, The Outdoor Channel executed a media placement agreement with Frederiksen Television, Inc. for the placement of direct response programming on The Outdoor Channel, primarily during off hours. That agreement was renegotiated in July 1996 with the Company now anticipating revenues from the contract in the range of $30,000 to $40,000 per month.

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

         A primary objective of the Company is to obtain distribution for The Outdoor Channel. To accomplish this objective the Channel seeks to sign national carriage agreements with multiple systems operators ("MSOs") and thereafter carriage agreements with the MSOs' individual cable affiliates. In January 1996, The Outdoor Channel signed a national carriage agreement with Fanch Communications which has 270,000 subscribers. In March 1996, The Outdoor Channel signed a national carriage agreement with Service Electric Cable which has 257,000 subscribers. In April 1996, in anticipation of signing a national carriage agreement, The Outdoor Channel was launched on several cable affiliates of Bresnan Communications which has 209,000 subscribers. In May 1996, The Outdoor Channel signed a national carriage agreement with Northland Communications which has 191,000 subscribers. The Company has received verbal agreements with several other MSO's. The Outdoor Channel on an ongoing basis is being launched on the individual cable affiliates of the above MSO's as well as MSO's that were signed with prior to 1996 such as TCA Cable and Westar Communications. The Company intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel.

         The Company has continued to aggressively market Lost Dutchman's memberships in 1996 and expects the 1996 memberships sold to exceed those of
1995.   The Company will also seek to add additional properties to Lost
Dutchman's in 1996, in addition to the Vein Mountain Camp added in January
1996.

         In January 1996, the Company began the weekly airing of the "Gold Prospecting Show" on TNN, a network with approximately 70 million potential viewers. While the show was a success with viewers, the Company did not achieve the commercial success through the sales of its products and services and advertising time that it had anticipated and the Company discontinued the show at the end of May 1996. While the Company believed the show would eventually have become a commercial success it elected to allocate resources that would have been devoted to the show to The Outdoor Channel.

         On July 16, 1996, the Company held its annual stockholders' meeting. At the meeting the stockholders approved changing the Company's name from Global Resources, Inc. to Global Outdoors, Inc. to better reflect the nature of the Company's business. The name change was effective in the State of Alaska on July 23, 1996. The shareholders also approved increasing the authorized number of shares of Common Stock to 50,000,000 shares from 5,000,000 shares and authorized the Company to increase, in its discretion, the Board of Directors to a maximum of seven persons from the prior number of three persons. The increase in authorized shares will allow the Company to raise funds by selling Common Stock for cash, issue Common Stock for property or businesses and allow the Company to effect stock splits.

         On August 5, 1996, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission for a follow-on public offering of the Company's Units. The Units consist of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock. The presently anticipated price of the Units is $10.00 each. The offering is for a minimum of $200,000 and a maximum of $5,000,000 and is being conducted on a best efforts basis by New York based Castle Securities Corporation. The Company anticipates contributing substantially to the sale of Units by referring persons to Castle, in which case, Castle will receive a lower sales commission.

         As of June 30, 1996, the Company had a $750,000 revolving line of credit with Wells Fargo Bank, $532,713 of which was outstanding. The line of credit bears interest at 9.25%. The line of credit is unsecured but is personally guaranteed by Perry T. Massie, Thomas H. Massie and a major shareholder.

         As of the date of this report, the Company requires short-term financing of $300,000 to meet its anticipated cash flow obligations through October 1996. With non-discounted contracts receivable of approximately $8,000,000, the Company is considering obtaining short-term loans utilizing the contracts receivable as collateral. The Company is also considering obtaining collateralized loans from a principal shareholder. Management believes that the Company's existing cash resources and anticipated cash flows from operations, when combined with short-term financing of $300,000 and with the net proceeds of the offering in an amount of $1,000,0000, will be sufficient to fund the Company's operations at currently anticipated levels for the next year. To the extent that such amounts are insufficient to finance the Company's working capital requirements and the Company does not raise at least $1,000,000 in net proceeds in its proposed offering, the Company could be required to seek financing in addition to the $300,000 the Company believes it will require in the short-term. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

                                    PART II

                               OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.      CHANGES IN SECURITIES

             Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Not applicable

ITEM 5.      OTHER INFORMATION

             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Exhibits

             Exhibit
             Number
             -------
             27      Financial Data Schedule. (SEC filing only)


             (b)     Reports on Form 8-K

                     Amendments No. 1 and No. 2 to a Report on Form 8-K dated March 26, 1996, were filed with the Securities and Exchange Commission on approximately April 9 and 13, 1996. Said amendments concerned the dismissal of McGladrey & Pullen, LLP as the Company's auditor.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GLOBAL OUTDOORS, INC.
                                           (Registrant)


Dated:  August 14, 1996                    By: /s/ DAVID M. ASHWOOD
                                               -------------------------
                                               DAVID M. ASHWOOD,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)