Form 10QSB
period 1996-09-30
GLOBAL OUTDOORS INC
filed 1996-11-19
CIK 760326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ------------------

         Commission file number :  0-17287
                                   -------


                             GLOBAL OUTDOORS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            ALASKA                                    33-0074499
 -------------------------------                 ----------------------
 (State or other Jurisdiction of                     (IRS Employer
  incorporation or organization)                 Identification Number)



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



                             GLOBAL RESOURCES, INC.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least
the past 90 days.    Yes [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                                   Number of Shares Outstanding
            Class                                      at November 13, 1996
 ----------------------------                      ----------------------------
 Common Stock, $.02 par value                                4,119,264


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



                                  FORM 10-QSB

                              FINANCIAL STATEMENTS

                                PART I - ITEM 1



-------------------------------------------------------------------------------

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

-------------------------------------------------------------------------------



                             GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                              September 30      September 30       December 31
                                                                  1995              1995               1995
                                                              ------------      -----------        -----------
CURRENT ASSETS
  Cash                                                         $    36,901       $  278,095         $  458,448
  Current portion of membership sales
    contracts receivable, net (Note 2)                             788,856          663,083            506,602
  Current portion of stockholder receivable                         40,800           25,892             40,800
  Other receivables, net                                           134,820          104,469            135,937
  Income taxes receivable                                                -           33,000                  -
  Inventories                                                      134,675          142,411            192,268
  Prepaid expenses                                                 414,415          108,137            536,591
  Deferred income taxes                                             50,296           85,000             50,296
                                                               -----------       ----------         ----------

                 Total current assets                            1,600,763        1,440,087          1,920,942

MEMBERSHIP SALES CONTRACTS RECEIVABLE,
  net (Note 2)                                                   5,054,192        2,713,208          3,392,326

MEMBERSHIP RECREATIONAL MINING PROPERTIES
  (Note 3)                                                         744,065          522,589            480,226

ALASKA RECREATIONAL MINING PROPERTIES
  (Note 3)                                                       1,535,826        1,574,052          1,550,052

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                               420,030           88,389            226,970

STOCKHOLDER RECEIVABLE,
  Interest at 6% $5,000 per month including
  interest, secured by building, less
  current portion                                                  251,642          316,834            292,616

DEPOSITS                                                           273,231          428,872            323,226

DEFERRED INCOME TAXES                                              261,578          155,000            261,578

OTHER ASSETS                                                       123,694           12,140             67,376
                                                               -----------       ----------         ----------

TOTAL ASSETS                                                   $10,265,021       $7,251,171         $8,515,312
                                                               ===========       ==========         ==========



                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 30     September 30        December 31
                                                                   1996             1995               1995
                                                               ------------     ------------        -----------
CURRENT LIABILITIES
   Funds held in escrow                                        $         -       $        -         $   36,250
   Current maturities of long-term debt                            322,417          123,347            111,387
   Customer deposits                                                   100                -            224,273
   Deferred membership costs (Note 2)                              119,793                -             83,793
   Accounts payable and accrued expenses                           125,210          132,388            123,552
   Income taxes payable                                            491,540          400,000            561,538
   Deferred income taxes                                           410,714          110,000             45,714
   Current portion of deferred revenue                             308,227          206,246            218,621
                                                               -----------       ----------         ----------

                 Total current liabilities                       1,778,001          971,981          1,405,128

DEFERRED REVENUE, Long term portion                              1,082,971          942,526          1,029,999

DEFERRED INCOME TAXES                                              879,102          836,000            879,102

LONG TERM DEBT, Less current portion                             1,017,234          157,565            288,600
                                                               -----------       ----------         ----------

                 Total liabilities                               4,757,308        2,908,072          3,602,829
                                                               -----------       ----------         ----------

STOCKHOLDERS' EQUITY (Notes 5 and 6)
   Common stock, $.02 par value; 50,000,000
   shares authorized; shares issued and outstanding:
   4,119,264 at September 30, 1996; 4,074,988 at
   December 31, 1995; 3,928,108 at September 30, 1995               82,385           78,562             81,500

   Convertible preferred stock, non voting, 10%
   noncumulative, no liquidation preference,
   $.001 par value; 10,000,000 shares authorized;
   shares issued and outstanding: 60,875 at
   September 30, 1996; 63,195 at December 31,
   1995; 63,455 at September 30, 1995                                   61               63                 63

   Additional paid-in capital                                    2,869,108        2,296,807          2,793,938

   Retained Earnings                                             2,777,409        2,188,917          2,258,232

   Less Stock Subscriptions receivable                            (221,250)        (221,250)          (221,250)
                                                               -----------       ----------         ----------

                 Total stockholders' equity                    $ 5,507,713       $4,343,099         $4,912,483
                                                               -----------       ----------         ----------

TOTAL LIABILITIES AND EQUITY                                   $10,265,021       $7,251,171         $8,515,312
                                                               ===========       ==========         ==========

                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   3 Months Ended                            9 Months Ended
                                        ---------------------------------             ------------------------------
                                        September 30         September 30             September 30     September 30
                                            1996                 1995                      1996             1995
                                        ------------         ------------             ------------     ------------
REVENUES
--------

   Alaska/Australia Trip                 $  272,628          $   179,191              $    828,901      $   656,161
   Membership Sales                       1,422,134            1,484,483                 5,030,265        3,707,333
   Advertising                              997,961            1,074,641                 3,598,273        2,968,062
   Management fees                                -               20,000                         -           50,000
   Interest                                  75,782                9,965                   249,210           35,127
                                         ----------          -----------              ------------      -----------

        Total net revenues               $2,768,505          $ 2,768,280              $  9,706,649      $ 7,416,683
                                         ----------          -----------              ------------      -----------

EXPENSES
--------

   Alaska/Australia trip expenses        $   48,157          $   138,444               $   353,090      $   378,075
   Advertising                              421,796              487,869                 1,219,652          977,296
   Bank credit card charges                   9,879               10,737                    44,280           35,248
   Compensation & related costs             335,211              183,285                 1,050,501          523,447
   Cost of memberships sold                       -                    -                    74,000            1,736
   Depreciation                              31,200               34,500                    93,600          103,366
   Freight                                   14,947                5,881                    96,358           39,734
   Insurance                                 11,080               18,278                    47,568           68,101
   Interest                                  25,109                6,617                    63,430           18,667
   Merchandise purchases                     82,887               73,473                   246,759          134,262
   Office supplies                            7,966                9,152                    31,710           23,323
   Other                                     39,531               36,386                   100,822           97,440
   Outside labor                             43,465               28,551                   133,339           42,791
   Postage & delivery                        97,061               91,370                   320,446          243,669
   Printing                                  78,558               53,304                   264,249          204,616
   Professional services                     23,218               33,919                   146,089          203,392
   Programming/advertising-barter           975,000              955,000                 3,077,625        2,781,400
   Property tax                               3,199                  274                     7,186            3,393
   Provision for doubtful contracts          50,536               19,054                   240,856           60,318
   Repairs and maintenance                   17,331               14,329                    50,678           29,992
   Rent                                      27,774               16,612                    99,439           44,142
   Shows and seminars                        83,262               41,613                   228,812          118,227
   Supplies and small tools                  26,196               30,627                   110,024           94,293
   Tax and license                           10,724               26,307                    33,379           33,383
   Telephone and utilities                   69,922               40,199                   183,880          103,243
   TNN Show                                       -                    -                   574,700                -
                                         ----------          -----------               -----------      -----------
        Total expenses                   $2,534,009          $ 2,355,781               $ 8,892,472      $ 6,363,554
                                         ----------          -----------               -----------      -----------

Income before income tax                 $  234,496          $   412,499               $   814,177      $ 1,053,129

Income tax expense                           85,000               92,500                   295,000          292,500
                                         ----------          -----------               -----------      -----------

Net Income                               $  149,496          $   319,999               $   519,177      $   760,629
                                         ==========          ===========               ===========      ===========

Earnings per share (Note 6)              $      .04          $       .08               $       .12      $       .19



                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Period Ended September 30
                                                            --------------------------------------
                                                                1996                      1995
                                                            ------------              ------------

Cash flows from operating activities                        $   (824,337)             $     (7,913)

Cash flows (used in) investing activities,
     purchase of equipment                                      (536,874)                 (787,816)

Cash flows (used in) financing activities,
     payments on long-term debt                                  939,664                   308,711
                                                            ------------              ------------

Net increase (decrease) in cash                             $   (421,547)             $   (487,018)

     Cash at beginning of period                            $    458,448              $    765,113
                                                            ------------              ------------

     Cash at end of period                                  $     36,901              $    278,095
                                                            ============              ============



                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

The Company owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving, camping, RV-ing and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's, (LDMA-AU, Inc.) memberships which entitles members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club, revenue from advertisers in a bi-monthly magazine, advertising revenue through cable television programming d/b/a The Outdoor Channel and through merchandise sales. The Outdoor Channel barters advertising time for some of its programming at the estimated fair value of the advertising time. For financial reporting purposes the Company reports offsetting revenue and expense items, as if the Company had sold advertising and purchased programming, at the prevailing advertising rates.

A summary of the Company's significant accounting policies is as follows:

Management Statement - The interim financial statements for the period January 1 through September 30 1996, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

The Principles of Consolidation - The consolidated financial statements include the accounts of Global Outdoors, Inc. and its wholly-owned subsidiaries, LDMA-AU, Inc., Big "M" Mining Company, Inc., Gold Prospectors' Association of American, Inc. (GPAA) and The Outdoor Network, Inc. which operates a satellite and cable television channel.

Business Combination - On February 10, 1995, the Company effected a business combination with GPAA by exchanging 2,500,000 shares of its common stock for all the common stock of GPAA. GPAA was 100% owned by the majority stockholders of the Company. The agreement called for an additional 1,500,000 shares of common stock to be issued if certain earnings or valuation levels are attained. The combination was accounted for in a manner similar to a pooling of interests with prior periods being restated to give retroactive effect to the combination as if it occurred on January 1, 1992. A reconciliation of the amounts of revenue and earnings previously reported by the Company and the combined amounts presented in the financial statements was included in the Company's Form 10-K for the year ended December 31, 1994. Details of the results of operations for the previously separate companies for the period before the combination was consummated were included in the Form 10-K for the year ended December 31, 1994. GPAA previously had a year of February 28 and as a result of the combination adopted a December 31 fiscal year-end. The income and cash flows for two months ended February 28, 1994 were included in both the twelve months ended December 31, 1994 and 1993. The duplication of income for these two months totals $21,667 and was eliminated in the statement of retained earnings. The amount of revenues and expenses for that period were, $646,880 and $625,213, respectively.

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has sold Lost Dutchmans memberships primarily on an installment basis. Memberships include contracts that give purchasers recreational prospecting and mineral rights to the Company's land and rights to use the land and facilities. The contracts are generally noninterest bearing, unsecured and provide for a down payment and monthly installments of $30 for periods of up to 7 1/2 years. Sales revenue is recognized upon execution of a sales contract, expiration of the refund period, and receipt of cumulative payments of at least 10% of the sales price. Cumulative payments received on contracts where the refund period has not expired, or which are less than 10% of the original contract amount are recorded as deposits. Deposits are fully refundable for ten days. The contracts are discounted over the contractual repayment period at a discount rate of 8%.

Commencing July 1, 1996, for contracts where dues are waived, revenue in the amount of dues is deferred and discounted for the period of waiver.
Previously, the Company imputed compensation for the future campground services that Lost Dutchmans intended on providing until dues are paid (usually around 6 years per membership) and accrued the future costs for GPAA benefits provided with Lost Dutchman's memberships (bi-monthly magazine, yearly mining guide and quarterly newspaper) until dues are paid.

The Company also sells GPAA membership for periods varying from one year to lifetime memberships. For nonlifetime memberships, revenue is recognized over the life of the membership. Management estimates the expected period of time a lifetime member is active in the membership club to be fifteen years. Accordingly, for lifetime memberships, revenue is recognized over fifteen years. Effective March 1, 1994, the expected period of time a lifetime member is active in the membership club was extended from ten to fifteen years as it was determined that lifetime members are remaining active on average approximately fifteen years.

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  MEMBERSHIP SALES CONTRACTS RECEIVABLE

Membership sales contracts receivable are summarized as follows:

                                                              September 30      September 30      December 31
                                                                  1996             1995              1995
                                                              ------------      ------------      -----------
     Contracts receivable                                        8,477,821        4,890,993        5,723,780
     Unearned interest                                          (1,985,547)      (1,139,556)      (1,391,638)
     Allowance for cancellations                                  (649,227)        (375,146)        (433,214)
                                                               -----------      -----------      -----------
                                                                 5,843,047        3,376,291        3,898,928
     Less current portion                                          788,856         (663,083)        (506,602)
                                                               -----------      -----------      -----------
                                                                 5,054,191        2,713,208        3,392,326
                                                               ===========      ===========      ===========

NOTE 3.  RECREATIONAL MINING PROPERTIES

The components of recreational mining properties are as follows:

                                                             September 30     September 30      December 31
                                                                 1996             1995             1995
                                                             -----------      ------------     -------------

 Membership recreational mining properties:
    Land                                                    $    859,677      $   600,677      $    604,477
    Buildings and improvements                                    79,985           67,396            66,845
    Less cost of memberships sold                               (166,492)        (124,880)         (166,492)
                                                            ------------      -----------       -----------
                                                                 773,170          543,193           504,830
    Less accumulated depreciation                                (29,105)         (20,604)          (24,605)
                                                            ------------      -----------       -----------
                                                            $    744,065      $   522,589      $    480,225
                                                            ============      ===========      ============
Alaska recreational mining properties:
     Land                                                   $  1,204,773      $ 1,202,373      $  1,202,373
     Buildings and Improvements                                  444,549          444,549           444,549
     Vehicles and equipment                                      888,511          839,137           842,137
                                                            ------------      -----------      ------------
                                                               2,537,833        2,486,059         2,489,059
     Less accumulated depreciation                            (1,002,007)        (912,007)         (939,007)
                                                            ------------      -----------      ------------
                                                            $  1,535,826      $ 1,574,052      $  1,550,052
                                                            ============      ===========      ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  LONG-TERM DEBT

The Company purchased the Vein Mountain Camp for $250,000 to add to its Lost Dutchman's holdings in February 1996. The Camp consists of 130 deeded acres located in the middle of North Carolina's motherlode. There are presently no improvements on the property. There is camping for up to 250 self-contained recreational vehicles. In connection with the purchase the Company executed a note payable to individuals in the amount of $200,000 secured by Deed of Trust on the land. The note is payable in monthly installments of interest at 7.5% ($1,250 per month) plus annual principal payments due every January commencing in 1997 of $50,000. The Company made significant draws on its bank line of credit increasing the amount drawn from $33,139 as of December 31, 1995 to $328,061 as of September 30, 1996. In September 1996, the Company converted $450,000 of its bank line of credit to a long term loan bearing interest at 9.75% with $12,500 in principal payable monthly and interest on the balance payable monthly.

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

In July 1996 the stockholders approved increasing the authorized number of shares of Common Stock to 50,000,000 shares.

NOTE 6.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. On September 30, 1996 and 1995, the weighted average number of shares for computing earnings per share were 4,312,550 and 4,101,063, respectively.

NOTE 7.  SUBSEQUENT EVENTS

On October 15, 1996, a new independent accounting firm, Arthur Andersen, LLP was engaged by the Company as its principal accountants to audit the Company's financial statements for the year ended December 31, 1996.

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

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from a combination of paid advertising and barter transactions, under which the Company acquires programming from third parties in exchange for a portion of advertising revenue derived from such programming. Revenues for the quarter ended September 30, 1996 of $2,768,505 were very similar to revenues of $2,768,280 for the quarter ended September 30, 1995. The revenue figures were primarily the result of small over all changes in certain items of revenue. Advertising revenue was $997,961 for the quarter ended September 30, 1996 compared to the similar amount of $1,074,641 for the quarter ended September 30, 1995. Membership sales was $1,422,134 for the quarter ended September 30, 1996 compared to a like amount of $1,484,483 for the quarter ended September 30, 1995. Revenues from the Trips Division was up significantly at $272,628 for the quarter ended September 30, 1996 compared to $179,191 for the quarter ended September 30, 1995.
Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, in the Third Quarter of 1996, the Company increased its sales for the Alaska Trip and kept revenue nearly the same for Lost Dutchman's

         Expenses.   Expenses consist primarily of the cost of the Company's
satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended September 30, 1996 were $2,534,009, an increase of $178,228, or 8%, compared to $2,355,781 for the quarter ended September 30, 1995. This increase was predominately due to change in specific line items. Alaska/Australia trip expense decreased significantly to $48,157 for the quarter ended September 30, 1996 compared to $138,444 for the quarter ended September 30, 1995, due to greater efficiency in managing the Alaska trip. Programming/advertising-barter although a large expense accounted for only $20,000 of this increase rising to $975,000 for the quarter ended September 30, 1996 compared to $955,000 for the quarter ended September 30, 1995. Compensation and Related Payroll Costs accounted or the majority of the increase in expenses rising $172,169 to $335,211 for the quarter ended September 30, 1996, compared to $183,285 for the quarter ended September 30, 1995. This increase was due to the cumulative addition of executive, sales and administrative personnel for The Outdoor Channel during the period after September 30, 1995. Other items did not vary significantly or the variation was overall not a relatively large amount.

         Income Before Income Taxes. Income before income taxes decreased as a percentage of revenues from 15% for quarter ended September 30, 1995 to 9% for the quarter ended September 30, 1996.

         Income Tax Expense. Income tax expense for the quarter ended September 30, 1996 was $85,000 which was slightly less than $92,500 for the quarter ended September 30, 1995, due to the Company providing for a higher income tax rate for the first nine months of 1996 as compared to 1995.

GENERAL

         Management of Global has continued its emphasis on the growth and development of The Outdoor Channel during 1996. Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has achieved substantial visibility in the cable industry. The Company is committed to converting visibility for The Outdoor Channel's programming into greater distribution into cable households. Greater distribution will allow the Company to charge higher advertising rates, command subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products. This strategy is a principal contributing factor to increased Company expenses.

         A primary objective of the Company is to obtain distribution for The Outdoor Channel. To accomplish this objective the Channel seeks to sign national carriage agreements with multiple systems operators ("MSOs") and thereafter carriage agreements with the MSOs' individual cable affiliates. In January 1996, The Outdoor Channel signed a national carriage agreement with Fanch Communications which has approximately 270,000 subscribers. In March 1996, The Outdoor Channel signed a national carriage agreement with Service Electric Cable which has approximately 257,000 subscribers. In April 1996, in anticipation of signing a national carriage agreement, The Outdoor Channel was launched on several cable affiliates of Bresnan Communications which has approximately 209,000 subscribers. In May 1996, The Outdoor Channel signed a national carriage agreement with Northland Communications which has approximately 191,000 subscribers. In July 1996, The Outdoor Channel signed a national carriage agreement with Rifkin and Associates which has approximately 370,000 subscribers. The Company has received verbal agreements with several other MSO's. The Outdoor Channel has launched on systems of several MSOs in advance of signing a national carriage agreement with those MSOs. The Outdoor Channel on an ongoing basis is being launched on the individual cable affiliates of the above MSO's as well as MSO's that were signed with prior to 1996 such as TCA Cable and Westar Communications. The Company intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel.

         In September 1996, The Outdoor Channel executed an agreement retaining MediaAmerica, Inc. as the exclusive national advertising sales representative for The Outdoor Channel. After a ramp up period, the Company anticipates that MediaAmerica will bring net revenues of approximately $60,000 in April 1997, with the potential to increase thereafter.

         The Company has continued to aggressively market Lost Dutchman's memberships in 1996 and expects the 1996 memberships sold to exceed those of 1995. The Company will also seek to add additional properties to Lost Dutchman's in the near future, in addition to the Vein Mountain Camp added in January 1996.

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

         On August 5, 1996, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission ("SEC") for a follow-on public offering of the Company's Units. The Units consist of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock. The presently anticipated price of the Units is $10.00 each. The offering is for a minimum of $200,000 and a maximum of $5,000,000 and is being conducted on a best efforts basis by New York based Castle Securities Corporation. The Company anticipates contributing substantially to the sale of Units by referring persons to Castle, in which case, Castle will receive a lower sales commission. In a comment letter date August 22, 1996, the SEC proposed that the Company's financial statements be revised to defer revenue for lifetime Lost Dutchmans memberships and amortize it on a straight line basis over the estimated period which the member is expected to use the land and facilities. The SEC's proposed revision would substantially reduce the revenues and profits of the Company. The Company conducted extensive research regarding the revenue recognition policies of several other campground clubs and generally accepted accounting principles related to this matter. Thereafter, the Company determined to change its revenue recognition policy for Lost Dutchmans' contracts effective July 1, 1996 where dues are waived so that revenue in the amount of such dues be deferred and discounted for the period of waiver. The Company believes there is significant support for its revenue recognition policy as recently modified. However, as of November 18, 1996, the SEC remained unpersuaded by the Company's reasoning. The Company's SB-2 Registration Statement has been delayed pending resolution of this issue. The Company believes this issue should be resolved no later than December 15, 1996. This accounting change resulted in revenues being approximately $60,000 lower for the quarter ended September 30, 1996, than they would have been if the change had not been implemented.

         On October 15, 1996, a new independent accounting firm, Arthur Andersen, LLP was engaged by the Company as its principal accountants to audit the Company's financial statements for the year ended December 31, 1996.

         As of September 30, 1996, the Company had a $750,000 revolving line of credit with Wells Fargo Bank, $328,061 of which was outstanding. The line of credit bears interest at 9.25%. In September 1996, the Company converted $450,000 of its bank line of credit to a long term loan from said bank bearing interest at 9.75% with $12,500 in principal payable monthly and interest on the balance payable monthly. The line of credit and loan are unsecured but are personally guaranteed by Perry T. Massie, Thomas H. Massie and a major shareholder.

         As of the date of this report, the Company anticipates that it will require additional short-term financing in the amount of $400,000 by mid January 1997 to meet its anticipated cash flow obligations for the following three months. In order to meet this need the Company is reviewing avenues for short term financing including obtaining collateralized loans from a principal shareholder. Management believes that the Company's existing cash resources and anticipated cash flows from operations, when combined with short-term financing of $400,000 and with the net proceeds of the offering in an amount of $1,000,000, will be sufficient to fund the Company's operations at currently anticipated levels for the next year. To the extent that such amounts are insufficient to finance the Company's working capital requirements and the Company does not raise at least $1,000,000 in net proceeds in its proposed offering, the Company could be required to seek financing in addition to the $400,000 the Company believes it will require in the short-term. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

                                    PART II

                               OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.      CHANGES IN SECURITIES

             Effective July 23, 1996, the Company amended its Articles of Incorporation increasing the authorized number of shares of Common Stock from 5,000,000 shares to 50,000,000 shares.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             On July 16, 1996, the Company held its annual meeting of shareholders. Perry T. Massie, Thomas H. Massie and Richard K. Dickson II were elected directors. 3,476,160 shares were voted for all nominees; 254 shares were withheld for all nominees; and 2994 shares were withheld from Mr. Dickson.

             At the meeting the shareholders approved several other proposals. The shareholders approved amending the Articles of Incorporation to increase the authorized number of members of the Company's Board of Directors from three (3) persons to a range of not less than three
             (3) and not more than seven (7) persons. 3,476,160 shares voted for this proposal; 458 shares voted against this proposal; and 144 shares abstained from voting.

             The Shareholders voted to adopt an amendment to the Company's Articles of Incorporation to change the name of the Company from Global Resources, Inc. to Global Outdoors, Inc. 3,468,916 shares voted for this proposal; 8,072 shares voted against this proposal; and 2,162 shares abstained from voting.

             The Shareholders voted to adopt an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 5,000,000 to 50,000,000. 3,461,377 shares voted for this proposal; 18,192 shares voted against this proposal; and 2,605 shares abstained from voting.

             The Shareholders voted to approve the Company's 1995 Stock Option Plan. 3,375,405 shares voted for this proposal; 3,130 shares voted against this proposal; and 300 shares abstained from voting.

ITEM 5.      OTHER INFORMATION

             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Exhibits
                     --------


             Exhibit
             Number
             -------
             [C]     [S]
              27     Financial Data Schedule. (SEC filing only)



             (b)     Reports on Form 8-K
                     -------------------

                     Form 8-K dated September 27, 1996, was filed with the Securities and Exchange Commission regarding a news release on the status of the Company's SB-2 Registration Statement.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GLOBAL OUTDOORS, INC.
                                        (Registrant)


Dated:  November 19, 1996               By:   /s/ PERRY T. MASSIE
                                            -------------------------
                                            PERRY T. MASSIE,
                                            President and Chief
                                            Executive Officer




Dated:  November 19, 1996               By:   /s/ DAVID M. ASHWOOD
                                            --------------------------
                                            DAVID M. ASHWOOD,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)