Form 10KSB/A
period 1995-12-31
GLOBAL OUTDOORS INC
filed 1997-01-28
CIK 760326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A
                                Amendment No. 1



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1995
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from                     to
                                ------------------    -----------------

Commission file number :  0-17287
                          -------


                             GLOBAL OUTDOORS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                ALASKA                                 33-0074499
--------------------------------------    -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

    43445 BUSINESS PARK DR. SUITE 113, TEMECULA, CALIFORNIA   92590
-------------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (909) 699-4749
                                                     ---------------

Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                                 COMMON STOCK
-------------------------------------------------------------------------------
                               (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $4,340,987.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         On March 25, 1996, 743,414 shares of voting Common Stock were held by non-affiliates of the registrant. On Said date the aggregate market value of such Common Stock was $3,717,070.

                        (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                          Number of Shares Outstanding
        Class                                   at April 12, 1996
-----------------------             ----------------------------------------

    Common Stock                                    4,102,856


                      DOCUMENTS INCORPORATED BY REFERENCES

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1990).

         None.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]   No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL


         Global Outdoors, Inc. (name change from Global Resources, Inc. effective July 23, 1996, the "Company" or "Global") owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving and recreational gold prospecting. Launched as a part-time network in June 1993, The Outdoor Channel progressed to a full-time channel in April 1994 and since then has continued to develop its management, programming, distribution and revenue. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA- AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA"), the Trips Division and a 51% interest in American Prospecting Equipment Company ("APEC"). Lost Dutchman's is a national recreational gold prospecting campground club with over 4,700 members and properties in California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. Since January 1993, Lost Dutchman's has added five properties and approximately 3,500 members. GPAA is the largest recreational gold prospecting club in the world with approximately 50,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine American Prospecting Equipment Company markets products related to the recreational prospector. APEC publishes a products catalog which is distributed to members of the GPAA. The Company's Trips Division sponsors unique recreational prospecting trips to Australia and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska. In February 1995, the Company acquired 100% of GPAA for 2,500,000 shares of Common Stock valued at $8,750,000 and potential Earn Out Shares (See Item 13). At the time of the acquisition, GPAA in addition to its other interests owned The Outdoor Channel. The Company was incorporated in Alaska on October 22, 1984.



THE OUTDOOR CHANNEL

         The Outdoor Channel is a premier provider of a full range of quality programming related to outdoor activities and is one of the only television networks whose programming specifically targets the interests and concerns of the huge number of persons interested in the outdoors. The Outdoor Channel provides the Company, as well as other advertisers, with a cost effective means to promote goods and services to a large and rapidly increasing market. In addition, The Outdoor Channel affords cable operators the opportunity to both attract subscribers from a significant market segment not specifically targeted by other programming services and respond to cable subscribers' demands for more outdoor- related programming.


DISTRIBUTION AND CABLE SUBSCRIBERS

         The Outdoor Channel's programming is offered mainly by means of satellite and through contractual relationships with operators of cable television systems and broadcast stations. The Company estimates that over 60 million households in the United States have cable television and that the home satellite market has attracted another 5.3 million
households.   Industry statistics indicate that over 35,000 additional home satellite dishes are being installed each month. In addition, "wireless cable" ("MMDS"), new video systems presently being built by telephone companies and the recent development of digital satellite systems ("DSSs") provide additional opportunities for the Company to distribute The Outdoor Channel. The Company believes that The Outdoor Channel can currently be viewed by approximately 5,300,000 households and businesses that have satellite receivers and 2,000,000 cable and broadcast subscribers.

         The Company transmits all of its programs from its production facility located in Temecula, California by means of a master control room that is linked via fiber optic cable to an earth station transmitting antenna (an "uplink"), which the Company leases under a service agreement. The uplink facility transmits The Outdoor Channel's programming signal over an orbiting AT&T Telstar 402R satellite transponder to cable system headend receiving antennae and satellite dishes throughout the United States and Canada.

         Under its current national carriage agreements with multiple systems operators ("MSOs") and carriage agreements with the MSOs' individual cable affiliates, the Company typically offers MSOs and their cable affiliates the right, free of charge, to broadcast The Outdoor Channel to their subscribers for two to five years and the Company provides the MSOs and their cable affiliates with two minutes per broadcast hour of local advertising time. The Company has entered into a carriage agreement with the National Cable Television Cooperative ("NCTC"), a cooperative of independent, unaffiliated cable companies, under which each unaffiliated cable company may broadcast, free of charge, The Outdoor Channel for five years. The Company believes that, following the initial term of these agreements, it will be in a position to command subscriber fees from the MSOs, as well as from the affiliated and unaffiliated cable companies, after the strong viewer interest and demand for The Outdoor Channel has been demonstrated.

          The Company's efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. The Company currently has entered into national carriage agreements with several MSOs including TCA Cable, the 21st largest MSO in the United States with over 600,000 subscribers, Fanch Communications and Service Electric Cable with approximately 250,000 subscribers each, Bresnan Communications with approximately 200,000 homes, the NCTC, whose unaffiliated members have over 4.5 million subscribers and various other cable operators. In addition, the Company is in active negotiations with many other cable operators, including Tele-Communications, Inc. and Time Warner Cable, the two largest MSOs in the country. The Company believes that it will be able to enter into more affiliation agreements in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. In addition, the Company intends to increase its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel.

         The Outdoor Channel is also broadcast via direct broadcast satellite to those homes and businesses that have satellite receivers. Given the fact that approximately 5,300,000 homes and businesses own satellite receivers, the Company believes that this means of broadcasting provides an unique opportunity for the Company to attract advertisers as well as advertise and market the Company's other outdoor-related products and services. The company intends to encrypt its signal by the end of 1997 requiring satellite viewers to purchase subscriptions.

         DSSs, such as Direct TV and Prime Star represent an additional, although significantly smaller, means of potential distribution of The Outdoor Channel. The Company believes that distribution by means of DSSs will increase as market acceptance and the installed base of DSSs increase. At this time The Outdoor Channel is seeking DSS distribution but has no agreements for such distribution.

         The Company also plans to increase international distribution of The Outdoor Channel, and has applied for trademarks in various foreign countries including Canada, France, Taiwan, Hong Kong, Australia, New Zealand, Germany and The United Kingdom. The Company recently completed initial negotiations with a major packager and distributor of cable channels for international markets, and expects to begin international distribution by 1997.

         See "Important Factors Related to Forward-Looking Statements and Associated Risks."


ADVERTISING


         The Outdoor Channel derived $314,958 from advertising revenue for the year ended December 31, 1995. However, compared to most other television networks, The Outdoor Channel's success is not as dependant upon obtaining advertising revenue due to the fact that the Company advertises and markets many of its own products and services on The Outdoor Channel, including trips offered through the Trips Division and memberships offered in GPAA and Lost Dutchman's. The Company anticipates that it will continue to derive a substantial portion of its revenue from the sale of products and services to specialty or niche markets; however, the Company will also focus its efforts on attracting national and local advertisers who are interested in reaching these markets. The Company will also continue to enter into "barter" advertising transactions under which the Company acquires programming from third parties in exchange for a portion of the advertising time within such programming. The long term plan for the Company is to slowly replace the barter programming with programming that is either produced in house or is acquired, giving the Company control of 100% of the advertising time within these programs.


         The Company believes that advertising on The Outdoor Channel is attractive to advertisers because it allows them to execute both a general market strategy of reaching more cable television viewers and a target market strategy of reaching consumers interested in outdoor- related activities. The Company believes that over the past 15 years, cable television has captured a greater share of advertising budgets and that during this period, the overall ratings for the major networks (ABC, CBS and NBC), and for local broadcast stations, have declined, while over the same period the overall ratings for basic cable television programming services have increased. Because ratings are a significant factor in determining both advertisers' placement strategy and the pricing of advertising time, cable advertising revenues have grown significantly faster during this period than those of broadcast networks.

         In addition the Company believes that The Outdoor Channel will benefit from the trend in advertising strategies toward greater market segmentation. The Company believes that a significant number of major national advertisers of outdoor-related products and services are dedicating a larger share of their advertising budgets to target the consumer interested in outdoor-related activities, in an effort to increase their share of this large and rapidly growing market. Industry sources estimate that the outdoor life-style market is currently worth approximately $190 billion yearly worldwide. Therefore, the Company believes that advertisers, including manufacturers and providers of outdoor-related products and services, will increasingly advertise on The Outdoor Channel because it will provide them with a cost effective means to reach a significant number of consumers interested in outdoor-related activities. Many well known companies have advertised on The Outdoor Channel with much of such advertising revenue belonging to third parties who provide barter programming for advertising time. Advertisers on The Outdoor Channel who have paid The Outdoor Channel directly include Subaru Corporation, Honda Corporation and The National Rifle Association.

         Advertising time on The Outdoor Channel is marketed and sold by the Company's advertising sales director located in Temecula, California. The Company is currently interviewing candidates to increase the size of its advertising sales staff, as well as seeking and reviewing proposals it has requested from "rep firms," who would sell advertising on the network on a commission basis.

         The Company currently does not derive any revenue from subscriber fees paid by MSOs or affiliated and unaffiliated cable systems. However, the Company believes that it will be able to command subscriber fees from these cable operators in the future as The Outdoor Channel experiences increased distribution and encrypts its signal. Until the Company is able to command subscriber fees from cable operators, it believes that it can induce cable operators to carry The Outdoor Channel instead of a competing outdoor-related programming service by offering The Outdoor Channel for longer initial free terms and discounted future rates during the initial term of the carriage agreement with such operators.

         See "Important Factors Related to Forward-Looking Statements and Associated Risks."

PROGRAMMING

         The Outdoor Channel produces approximately 15% of its programming and acquires the remainder from external sources. Program offerings include shows devoted to hunting, fishing, recreational gold prospecting, rodeo and scuba diving, as well as talk shows emphasizing issues relating to the outdoors.

         The Company's originally produced programming is focused on providing entertainment, education, consumer values and a balanced approach to the use of outdoor natural resources. The Company produces its programs with the outdoor enthusiast in mind, often after considering suggestions and recommendations of its viewers. Therefore, the Company believes that its programming, as opposed to its competitors' programming, accurately represents the values and interests of the outdoor community. Most of the Company's originally produced programming is produced in a production facility owned by the Company and located in Temecula, California.

         To complement its originally produced programming, the Company acquires programs from independent film companies. The Outdoor Channel is often one of the few national television outlets for these types of programs and, therefore, exhibition rights are relatively inexpensive. In certain instances the Company is able to acquire programming in exchange for a portion of the advertising time within such programming. The Company exhibits the acquired productions pursuant to licensing agreements with suppliers who generally own the copyrights to such programming. Licenses to air acquired programming generally run for several years and entitle the Company to show each episode several times. Examples of programming acquired from third parties include "Billy Westmoreland's Fishing Diary," "Scuba World," and "The Great Outdoorsman."

         In 1996, the Company plans to produce and acquire higher quality programming for The Outdoor Channel which the Company believes will enable it to obtain greater distribution and increase advertising rates. In addition, the Company plans to offer additional programming which will be of interest to a wider demographic, including women.

         See "Important Factors Related to Forward-Looking Statements and Associated Risks."


MARKETING

         Because it owns other outdoor-related businesse, The Outdoor Channel affords the Company the unique opportunity to market and sell its own outdoor-related products and services. The Company estimates that it has had over 300,000 responses to outdoor-related products, services and memberships as a direct result of the Company's marketing efforts on The Outdoor Channel. As the network achieves greater name recognition and distribution, the Company anticipates that it will be able to increase sales of its products and services, as well as its sales and exclusive distribution of products produced by third parties, often at relatively high profit margins.

         Outdoor-related products and services currently marketed by the Company on The Outdoor Channel include those of Lost Dutchman's, GPAA, the Trips Division and the Products Division (APEC"). In addition, the Company has recently reached an agreement in principle with a major producer of "infomercials" for a marketing partnership to develop private label products under one or more of the Company's brands, produce infomercials and other marketing materials, and market the products through The Outdoor Channel and other media.

         LOST DUTCHMAN'S

         Lost Dutchman's is a national recreational gold prospecting campground club, with campgrounds in California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. Lost Dutchman's currently has over 4,700 members, 1,200 and 1,600 of which joined in 1994 and 1995, respectively. Lost Dutchman's memberships cost up to $4,500; however, significant discounts are available to those members who purchase memberships at Company sponsored outings or gold trade shows.

         Lost Dutchman's members are entitled to use any of the fourteen campgrounds owned by the Company or by an affiliated organization, pursuant to a mutual use agreement between the Company and such organization. All members are entitled to keep all gold found while prospecting on any of the Company's properties.

         In addition to advertising on The Outdoor Channel, the Company markets Lost Dutchman's memberships by advertising at trade conventions and in the Gold Prospector

Magazine published by the Company. In addition, the Company targets the 150,000 former and present members of GPAA as well as participants in the Trips Division's expeditions as potential members of Lost Dutchman's. As funds are available, the Company intends to purchase additional properties for use by Lost Dutchman's members and to intensify its marketing efforts to recruit new Lost Dutchman's members.

          GPAA

          GPAA is the largest recreational gold prospecting club in the world, with approximately 50,000 members. In addition, GPAA publishes and sells the Mining Guide, which contains detailed information on mining claims comprising approximately 500,000 acres and is updated annually, as well as the bi-monthly Gold Prospector magazine, which has a distribution of approximately 100,000 copies. GPAA also operates gold prospecting trade shows and conventions, from which the Company derives revenue from admissions and booth rentals, and sells recreational gold prospecting-related merchandise, including gold pans, hats, jackets and belt buckles.

         GPAA's initial memberships cost $67.50, and members are entitled to receive a 14" gold pan, an annual subscription to the Gold Prospector magazine, an annual subscription to the quarterly Pick & Shovel Gazette, a current GPAA Mining Guide and Prospecting Permit as well as related merchandise. The Company markets and advertises GPAA memberships and products on The Outdoor Channel.

         THE TRIPS DIVISION

         The Trips Division offers unique recreational gold prospecting trips to residents of the United States and Canada. The principal trip offered by the Trips Division is the annual trip to Alaska, the fees for which are up to $1,950 per week and $950 per additional week, that include round-trip transportation to and from Seattle, Washington. The Alaska Trip Crew usually arrives in early June with the camp closing in mid August. The Alaskan expedition begins in Nome, Alaska where participants are taken to the Company's 2,300-acre camp on the Cripple River adjacent to the Bering Sea. In 1995, the Alaskan trip had approximately 369 participants, and the Company expects that the number of participants will increase in the future due to the Company's increased advertising and marketing efforts on The Outdoor Channel, as well as advertisements in the Gold Prospector magazine and on the Gold Prospector's Show.

         In 1995, the Company augmented the Alaska Trip with a one week cruise
from Seattle to Anchorage.   In 1995, approximately 80 people participated in
the Cruise.

         The Company introduced an Australia Expedition in 1995. The expedition's destination is to Leonora, near Kalgoorlie in Western Australia. The Western Australia gold fields are some of the richest in the world. In 1995, approximately 10 people participated in the expedition. Beginning April 1 through October 20, 1996 the Australian expedition has expanded and consists of 6 two week and 6 four week excursions into the Australian outback. The price of the expedition is $4,950 for four weeks or $3,950 for two weeks and includes airfare from Los Angeles, accommodations and meals.

         AMERICAN PROSPECTING EQUIPMENT COMPANY

         American Prospecting Equipment Company ("APEC") markets recreational
prospecting related products.   APEC distributes a sales catalog and has
distribution agreements with equipment manufacturers including Homelite, 3M and various others. The catalog is distributed to members of the GPAA and at company sponsored conventions.

         See "Important Factors Related to Forward-Looking Statements and Associated Risks."


COMPETITION

         There is intense competition for viewers among companies providing programming services via cable television and through other video delivery systems. More than 60 programming services are currently distributed nationwide by satellite to cable systems. The Outdoor Channel competes for advertising revenues with other national cable programming services, broadcast networks, local over-the-air television stations, broadcast radio and the print media. The Outdoor Channel's direct competitors include the Outdoor Life Network and to a lesser extent, The Nashville Network and ESPN. More generally, The Outdoor Network competes with various other leisure-time activities such as home videos, movie theaters, and other alternative forms of information and entertainment.

         The Outdoor Channel also competes for available channel space on cable television systems with other cable programming services and nationally distributed and local television stations. As of the end of fiscal 1995, there were numerous basic cable programming services and several superstations.

         Increased competition in the cable industry may result from technological advances, such as digital compression, which allows cable systems to expand channel capacity, and "multiplexing," which allows programming services to offer more than one feed of their programming. As a result of the increased segmentation made possible by these advances, other programming services might be able to provide programming that targets the Company's viewing audience.

         The Company believes that The Outdoor Channel has a competitive advantage over other outdoor-related programming services in obtaining distribution, due to the fact that The Outdoor Channel offers cable operators the opportunity to broadcast The Outdoor Channel free of charge for two to five years until The Outdoor Channel obtains greater distribution, name recognition and encrypts its signal. The Company also believes that it has an advantage over its competitors in attracting advertisers of outdoor-related products and services because the Company, unlike its competitors, broadcasts The Outdoor Channel to approximately 5.3 million satellite receivers, currently charges relatively low advertising rates and offers its advertisers exposure through a programming format which focuses exclusively on the traditional outdoor lifestyle of hunting, fishing, camping and related outdoor activities. In addition, while developments such as digital compression and new distributors in the cable marketplace may have the effect of increasing competition for The Outdoor Channel, they also create tremendous potential for additional distribution for the network.

         Global is not aware of any company that is in direct competition for the type of recreational activity it provides through the Alaska Trip. Global believes it has an advantage in promoting its trip in Alaska due to its association with the GPAA and its ability to utilize the Gold Prospector magazine, The Outdoor Channel, its television show on The Nashville Network and the Company's gold shows. Persons planning an Alaska gold prospecting venture would be expected to evaluate other camps in Alaska, as well as the option of undertaking a trip not associated with a group. The table below lists the approximate number of participants in the "Alaska Trip" from its inception by Global and its predecessor owners of the trip.

              Year             Participants
              ----             ------------
              1982                 100
              1983                 160
              1984                 200
              1985                 250
              1986                 160
              1987                 180
              1988                 180
              1989                 240
              1990                 172
              1991                 220
              1992                 215
              1993                 579
              1994                 538
              1995                 369

         In a broad sense, Global's "Alaska Trip" is an expedition for study in Alaskan geology with equal emphasis on the educational and recreational aspects of this far northern property. Its competition thus includes other sources of recreational activities.

         While Lost Dutchman's has numerous campground competitors, it is the only campground club the Company is aware of that has a theme, namely gold prospecting. It has been estimated that there are approximately 15,000 campgrounds in the United States of which approximately 600 are membership campgrounds such as Lost Dutchman's. For instance, there is Thousand Trails/NACO, Outdoor World and Thousand Adventures. It is believed that these companies compete primarily by quality of facilities and amenities offered. By contrast, Lost Dutchman's has rustic facilities and few amenities and seeks to attract persons who are interested in gold prospecting, hands on outdoor activities and wish to be part of a club.

         See "Important Factors Related to Forward-Looking Statements and Associated Risks."


BUSINESS STRATEGY

         The Company's principal business strategy is to establish a position as a leading provider of entertainment programming relating to outdoor activities and to leverage that position as a means to market and sell its products and services. Key elements of the Company's business strategy are as follows:

         Increase the Outdoor Channel's Carriage on Cable Television Systems:
The Company intends to increase The Outdoor Channel's carriage on cable television systems by improving the quality of the originally produced and acquired programming on The Outdoor Channel and by increasing the public's awareness and name recognition of The Outdoor Channel through intensified public relations and marketing efforts targeting cable operators and potential subscribers.

         Market and Sell Products and Services to Other Specialty or Niche
Markets: The Company intends to utilize The Outdoor Channel to market and sell outdoor-related products to specialty or niche markets in addition to recreational gold prospecting, including hunting, fishing and camping. The Company intends to leverage The Outdoor Channel's increased distribution and name recognition to market and sell such products and services to those viewers who identify The Outdoor Channel and related products and services with quality and integrity.

         Increase Advertising Revenue and Subscriber Fees Derived From The Outdoor Channel: The Company believes that as the quality and popularity of The Outdoor Channel increase, the Company will be able to increase advertising rates on The Outdoor Channel and begin commanding subscriber fees from cable operators. In addition, the Company intends to offer "charter" or reduced advertising rates to large national advertisers in an effort to attract reputable, well-known advertisers who will be willing to pay higher rates as The Outdoor Channel achieves greater distribution.

         Increase the Number of Offered Recreational Activities: The Company intends to increase the number of recreational activities offered to members of Lost Dutchman's and to customers of the Trips Division, including hunting, fishing and camping. In addition, the Company may establish new clubs based on these new activities and may acquire new properties to serve as campgrounds where members can engage in such activities.


EMPLOYEES

         As of March 31, 1996, the Company had a total of 59 employees of which 55 were full time. The Company also engages the services of additional employees during the Alaskan trip offered by the Trips Division. During 1995, the Company engaged the services of eight such seasonal employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

         See "Important Factors Related to Forward-Looking Statements and Associated Risks."


GOVERNMENT REGULATION

         The Company's operations are subject to various government regulations. The operations of cable television systems, satellite distribution systems and broadcast television program distribution companies are subject to the Communications Act of 1934, as amended, and to regulatory supervision thereunder by the Federal Communications Commission (the "FCC"). The Company's leased uplink facility in Perris, California is licensed by the FCC and must be operated in conformance with the terms and conditions of that license. Cable systems are also subjected to local franchise authority regulation.

         Local Cable Regulation

         The cable television industry is regulated by municipalities or other local government authorities which have the jurisdiction to grant and to assign franchises and to negotiate generally the terms and conditions of such franchises, including rates charged to subscribers, except to the extent that such jurisdiction is preempted by federal law. Any such rate regulation could place downward pressure on the potential subscriber fees to be earned by the Company.

         Federal Cable Regulation

         In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which provides, among other things, for a "must carry" regime for local broadcast stations (which requires the mandatory carriage of certain broadcast stations and payments by cable operators to other broadcast stations for retransmission of their signals in some instances), for channel positioning rights for certain local broadcast stations, for limits on the size of MSOs, for limits on carriage by cable systems and other video distributors of affiliated program services, for a prohibition on programmers in which cable operators have an "attributable interest" from discriminating between cable operators and their competitors, or among cable operators, and for increased competition in video programming distribution (both within the cable industry and between cable and competing video distributors). In addition, the 1992 Cable Act requires the FCC to establish national guidelines for the rates that cable operators subject to rate regulation may charge for basic cable service and certain other services and to establish guidelines for determining when cable programming may not be provided exclusively to cable system operators. Various cable operators have initiated litigation challenging certain aspects of the 1992 Cable Act. The constitutionality of the basic scheme of rate regulation under the 1992 Cable Act has been upheld by a federal district court, and the FCC's regulation rules were upheld by a federal appeals court in June 1995. The outcome of the balance of this litigation cannot be predicted. However, Congress passed and the President signed in March 1996 the most comprehensive rewrite of telecommunications law since the Communications Act of 1934, reversing or modifying many of the provisions of the 1992 Act. Among other things, the new legislation allows cable and telephone industries into each other's markets and eliminates federal cable rate regulation, immediately for small systems and within three years for large operators. The Company believes these developments are very positive for The Outdoor Channel, as they will result in significantly expanded channel capacity, new distributors to whom the Company can market the network, and new pressures on cable operators to launch new programming services, both for competitive reasons and because they will once again be able to recover the costs of new programming through rate actions.

         Lost Dutchman's Regulations

         To operate its campgrounds, the Company must comply with discretionary permits or approvals issued by local governments under local zoning ordinances and other state laws. In addition, to construct improvements at campgrounds, the Company has usually been required to obtain permits such as building and sanitary sewage permits. Some states in which the Company sells memberships have laws regulating campground memberships. These laws sometimes require comprehensive disclosure to prospective purchasers. Some states have laws requiring the Company to register with a state agency and obtain a permit to market. The Company has undertaken a comprehensive program to ensure compliance with applicable laws in all 50 states.

         Other Regulations

         In addition to the regulations applicable to the cable television and campground industries in general, the Company is also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies. The Company's mining clubs and Trips Division are subject to various local, state and federal statutes, ordinances, rules and regulations concerning, zoning, development, and other utilization of its properties.

INTELLECTUAL PROPERTY

         The Company neither holds nor depends upon any material patent, trademark, license or other proprietary right except its trademark for "The Outdoor Channel(TM)" for which the Company has made application for registration. The Company is, however, researching registration of several names for the private label products referred to in the "Marketing" section above.


IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include plans and objectives of management for future operations including plans and objectives relating to The Outdoor Channel's distribution, programming, marketing, business strategy and competition. These forward-looking statements also include plans and objectives of management relating to the Company's other businesses including Lost Dutchman's, GPAA and the Trips Division. These forward-looking statements include or relate to the ability of The Outdoor Channel to (i) command subscriber fees in the future, (ii) continue to obtain distribution, (iii) attract advertisers, (iv) increase product sales and services through marketing and (v) have a competitive advantage over other programming services. These forward-looking statements also include or relate to the ability of Lost Dutchman's, GPAA and the Trips Divisions to (i) market their products and services and (ii) to have a competitive advantage over their competition.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that The Outdoor Channel will (i) continue to obtain acceptance by viewers, MSOs and local operators,
(ii) be perceived by advertisers as a worthwhile medium to place significant advertising dollars and (iii) be an important avenue for sales of Company
products and services.   These expectations could be materially different due
to the following factors.

It is possible that other channels could be considered superior to The Outdoor Channel to the degree that significant distribution of The Outdoor Channel and attraction of advertisers is inhibited. Other direct competitors to The Outdoor Channel's programming could launch channels. The Outdoor Channel could be precluded from distribution based upon the absence of business relationships
with owners of MSOs and other channels.   The Outdoor Channel could lose a
competitive advantage if it does not obtain additional financing. The forward-looking statements are also based on the assumptions that Lost Dutchman's, GPAA and the Trips Division will (i) continue to increase the sales of their products and services and (ii) maintain competitive advantages. These expectations could be materially different due to the following factors. Lost Dutchman's may not be able to continue to attract members who prefer a rustic hands on campground experience. The Company may reach a limit as to the number of persons who would like to join recreational gold mining clubs such as Lost
Dutchman's and GPAA.    Other forms of recreation may become more attractive
than the Company's gold prospecting clubs and prospecting trips.

         In general the Company may not accurately forecast market demand and the assumption that there will be no material adverse change in the Company's operations or business may be incorrect. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond control of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information includes forward-looking statements, the realization of which may be impacted by certain factors discussed in Item I. Description of Business-Important Factors Related to Forward-Looking Statements and Associated Risks.

GENERAL


         Global Outdoors, Inc. (the "Company" or "Global") owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 4,700 members and properties in California, Oregon, Nevada, Arizona, Colorado, Georgia and South Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 50,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. Prior to being a wholly-owned subsidiary of the Company, GPAA was an affiliated company which owned the Outdoor Channel. As discussed below, the Company acquired 100% of the stock of GPAA in February 1995. The Company's Trips Division sponsors unique recreational prospecting trips to Australia and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska. Global started a new products division in 1995 called "American Prospecting Equipment Company" and owns a 51% interest therein.


         The Company has been selling its GPAA club memberships since its incorporation in 1984. From 1968 to 1984, GPAA memberships were sold by the proprietorship owned by the Company's founders. GPAA membership sales took a marked upswing in 1992 in conjunction with the airing of the "Gold Prospector Show," a show the Company has owned and produced since 1990. During 1992, the "Gold Prospector Show" was broadcast on various television and cable channels, for which the Company purchased air time. In 1993, GPAA launched The Outdoor Channel and, since then, broadcasts of the "Gold Prospector Show" and related sales of GPAA memberships have occurred almost exclusively on The Outdoor Channel. The Company intends that The Outdoor Channel be used as the primary vehicle to promote the Company's services and products and anticipates that it will be the major factor in the future growth of GPAA, Lost Dutchman's and the Trips Division.

         On February 10, 1995, Global acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock. For accounting purposes, the assets of GPAA are recorded at their historical cost basis in a manner similar to a pooling of interest. The financial statements included herein and discussed below have been restated to effect the pooling of interests between the Company and GPAA as of January 1, 1992.

         Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has to date achieved substantial visibility in the cable industry. The Company is committed to converting visibility for The Outdoor Channel's programming into greater distribution into cable households. Greater distribution will allow the

Company to charge higher advertising rates, command subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products.

         In February 1996, the Company hired Christopher B. Forgy as President and Chief Executive Officer of The Outdoor Channel. Mr. Forgy is a recognized and highly regarded cable television executive. From 1989 to 1995, he was Senior Vice President of Marketing, Sales and Programming for Times Mirror Cable Television. He is Immediate Past Chairman of the Cable Television Administration and Marketing Society (CTAM), the cable industry's professional association of marketers, with some 5,000 national members. He has also served on the boards of directors of the Cabletelevision Advertising Bureau (CAB), the National Association of Minorities in Cable, the NAMIC Foundation and Pay Per View Holding Company, Inc., which owns and operates the Viewer's Choice networks. It is anticipated that Mr. Forgy will have a major impact on The Outdoor Channel and Company as a whole.

         On January 7, 1996, the Company began the weekly airing of the "Gold Prospecting Show" on The Nashville Network ("TNN"), a network with approximately 70 million potential viewers. While the show was a success with viewers, the Company has not achieved the commercial success through the sales of its products and services and advertising time that the Company had anticipated. The Company intends on discontinuing the show at the end of May 1996, unless there is a significant change in results. The Company had committed significant resources to the show including production and airing costs of $20,000 and $23,500, per show, respectively. The Company believes that the late time slot of Sunday 12:30 a.m. Eastern Time contributed to the shows lack of commercial success. Since the Company produced 13 original shows and will use repeats of those shows in April and May 1996, and since it had previously paid for the air time, the Company does not have any significant future financial obligations in connection with the show.

         The Company dismissed its then auditors on March 26, 1996, and thereafter retained Kenneth E. Walsh, certified public accountant, to audit the Company's financial statements for the years ended December 31, 1995 and 1994. Mr. Walsh had previously audited the Company's financial statements in 1991 and 1992. The Company dismissed its prior auditor primarily due to the failure of such auditor to produce an audit report and the lack of assurances as to when such report would be furnished. The Company is very appreciative of Mr. Walsh setting aside his other business to undertake and complete audits for the Company.


         The Company undertook a major marketing campaign for Lost Dutchman's memberships. The sales effort was successful with the Company adding approximately 1,600 Lost Dutchman's members in 1995.

         Effective January 20, 1997, the Company restated its financial statements to among other matters, recognize revenue from its Lost Dutchman's sales on a straight line basis over ten years. This restatement resulted in a substantial reduction of revenue and assets for the Company. The financial statements herein and all matters related thereto reflect this restatement. (See financial statements following "Index to Financial Statements")

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994


         Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, and the Trips Division. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the year ended December 31, 1995 were $4,340,967, a marginal decrease compared to revenues of $4,385,102 for the year ended December 31, 1994. This was due to offsetting results in certain items. Advertising increased substantially to $449,054 for the year ended December 31, 1995, compared to $338,240 for the year ended December 31, 1994, due primarily to an increase in advertising revenue at The Outdoor Channel. Membership sales increased modestly to $3,157,971 for the year ended December 31, 1995, compared
to $2,967,758 for the year ended December 31, 1994.    Revenues from the Trips
Division decreased significantly to $673,161 for the year ended December 31, 1995 from $981,671 for the year ended December 31, 1994. Because management has been devoting substantial time and resources to increasing distribution and revenues for The Outdoor Channel, revenues from other divisions have decreased or not changed significantly.

         Expenses.   Expenses consist primarily of the cost of the Company's
satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the year ended December 31, 1995 were $4,421,446, an increase of $722,246, or 20%, compared to $3,699,200 for the year ended December 31, 1994. This increase was predominately due to increases in specific areas. Compensation and related payroll costs increased to $825,874 for the year ended December 31, 1995, compared to approximately $587,643 for the year ended December 31, 1994. This increase was due to the addition of sales and administrative personnel for The Outdoor Channel during the year ended December 31, 1995. Advertising and promotion increased during the year ended December 31, 1995, primarily due to increased promotion in conjunction with management's focus on increasing visibility of The Outdoor Channel. Advertising and promotion was $1,058,988 for the year ended December 31, 1995, compared to $641,814 for the year ended December 31, 1994.

         Income Before Income Taxes. Income before income taxes decreased as a percentage of revenues from 16% for the year ended December 31, 1994 to (2)% for the year ended December 31, 1995. Although revenues remained nearly the same for the year ended December 31, 1995, compared to the year ended December 31, 1994, income before income taxes was affected primarily by an increase in expenses resulting from increased promotion of The Outdoor Channel as well as increased employee and signal transmission costs.

         Income Tax Expense. Income tax expense for the year ended December 31, 1995 was $(30,582), a decrease of $291,225, or 112%, compared to $260,643 for the year ended December 31, 1994. This was due to a decrease in net income.



LIQUIDITY AND CAPITAL RESOURCES

         With the exception of a recently completed private placement of Common Stock, the Company has financed its activities in the last five years with cash flows from operations. The private placement was completed in January 1996, and raised gross proceeds of $832,380.

Net proceeds to the Company were approximately $700,000. The private placement consisted of the sale of Units at a price of $7.50 per Unit, each made up of two (2) shares of Common Stock and one (1) Class E Warrant to purchase Common Stock. A total of 110,984 Units were sold.

         On February 10, 1995, Global acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock (the "Acquisition"). The Acquisition agreement provides for the issuance of up to an additional 1,500,000 shares of Common Stock of Global to the former shareholders of GPAA if GPAA achieves certain earnings or valuation milestones. For purposes of the Acquisition, the value of the Global Common Stock was deemed to be $3.50 per share with the initial total acquisition cost being $8,750,000. For accounting purposes, the assets of GPAA are recorded at their historical cost basis in a manner similar to a pooling of interest.


         The Company utilized cash from operations of $436,591 in 1995, compared to generating cash of $364,000 in 1994 and had a cash balance of $458,448 at December 31, 1995, which was an decrease of $306,665 from the balance of $765,113 at December 31, 1994. Current assets increased to 1,439,325 compared to $1,116,402 in 1994. Current liabilities increased to $598,924 for 1995 compared to $574,737 for 1994. Net working capital increased to $840,031 in 1995, compared to $541,665 in 1994. The Company generated sufficient cash in 1994 and 1995 to acquire the Arctic Creek property in Alaska for $125,000 in cash, make a $50,000 down payment on the Stanton property in Arizona, make $100,000 down payment on the Oconee property in South Carolina and make transponder and "Gold Prospecting Show" deposits in 1995, of $270,000 and $363,436, respectively. These deposits significantly diminished the Company's cash reserves. The Company drew on its $500,000 credit line for the first time in the fall of 1995.


         As of December 31, 1995, the Company had a $500,000 revolving line of credit with Wells Fargo Bank, $33,000 of which was outstanding. The line of credit bears interest at 9.25%. The line of credit in unsecured but is personally guaranteed by Perry T. Massie and Thomas H. Massie.

         As of December 31, 1995, the Company had three notes payable to individuals, with balances outstanding as of that date of $65,611, $93,800, and $96,844. The notes bear interest rates that range from 8% to 9.5% and are due in August 1998, July 1996 and January 2001, respectively.

         The "Gold Prospecting Show" will not require any additional expenditures in 1996. The Outdoor Channel has used a significant portion of the Company's cash resources with transponder and uplink costs increasing to $125,000 per month commencing December 1, 1995, from the previous monthly cost of $85,000.


         To achieve modest growth, the Company believes that its funds available as December 31, 1995, borrowing on its credit line and expected cash flow to be generated from operations will be adequate to meet the Company's anticipated cash needs during 1996. In order to have a higher growth rate, the Company believes it will be necessary to obtain outside capital. The Company can place no assurance on receiving equity funding. If cash flow from operations are insufficient or if working capital requirements are greater than anticipated, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.



ITEM 7.  FINANCIAL STATEMENTS.


         Following are consolidated financial statements of the registrant for the years ended December 31, 1995 and 1994, that have been restated effective January 20, 1997.

                              GLOBAL OUTDOORS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 AND 1995

                                KENNETH E. WALSH
                           CERTIFIED PUBLIC ACCOUNTANT
                               3820 DEL AMO BLVD.
                                    SUITE 305
                               TORRANCE, CA 90503






                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Global Outdoors, Inc.
Temecula, California



I have audited the accompanying consolidated Balance sheets of Global Outdoors, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Outdoors, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying 1995 and 1994 consolidated financial statements have been restated to reflect adjustments discussed in note 2.



Kenneth E. Walsh
Certified Public Accountant
January 20, 1997

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


                                              ASSETS

                                                                1995             1994
                                                             ----------       ----------
CURRENT ASSETS
   Cash  (Note 11)                                           $  458,448       $  765,113
   Current portion of stockholder receivable (Note 6)            40,800           25,892
   Other receivables                                            135,937           76,879
   Income taxes receivable                                       75,281           86,665
   Inventories                                                  192,268           30,000
   Prepaid expenses                                             536,591          131,853
                                                             ----------       ----------

     Total current assets                                     1,439,325        1,116,402


MEMBERSHIP RECREATIONAL
   MINING PROPERTIES (Note 3)                                   646,717          433,559

ALASKA RECREATIONAL
   MINING PROPERTIES (Note 3)                                 1,550,052        1,585,302

EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS                                                 226,970           69,666

STOCKHOLDER RECEIVABLE,
   Interest at 6% $5,000 per month including interest,
   secured by building, less current portion (Note 6)           292,616          342,570

DEPOSITS (Note 10)                                              323,226           38,000

OTHER ASSETS                                                     97,949           28,640
                                                             ----------       ----------

TOTAL ASSETS                                                 $4,576,855       $3,614,139
                                                             ==========       ==========




                 See Notes to Consolidated Financial Statements

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              1995               1994
                                                           -----------        -----------

CURRENT LIABILITIES
   Current maturities of long-term debt (Note 4)           $   111,387        $    29,060
   Customer deposits                                            16,979              5,320
   Accounts payable and accrued expenses                       159,802            221,556
   Deferred revenue, current                                   310,756            318,801
                                                           -----------        -----------


     Total current liabilities                                 598,924            574,737

DEFERRED REVENUE, Long term portion                          1,245,852            926,307

DEFERRED INCOME TAXES (Note 7)                                      --            127,352

LONG TERM DEBT, Less current portion (Note 4)                  288,600            181,120
                                                           -----------        -----------

     Total liabilities                                       2,133,376          1,809,716
                                                           -----------        -----------

STOCKHOLDERS' EQUITY (Notes 5 and 12)
   Common stock, $.02 par value; 5,000,000
   shares authorized; shares issued and outstanding;
   1995 4,074,988; 1994 3,843,410                               81,500             76,868

   Convertible preferred stock, non voting, 10%
   noncumulative, no liquidation preference,
   $.001 par value; 10,000,000 shares authorized;
   shares issued and outstanding: 1995 63,195;
   1994 65,455                                                      63                 65

   Additional paid-in capital                                2,793,938          2,060,520

   Retained Earnings                                          (210,772)          (111,780)

   Stock Subscriptions receivable                             (221,250)          (221,250)
                                                           -----------        -----------

     Total stockholders' equity                            $ 2,443,479        $ 1,804,423
                                                           -----------        -----------

TOTAL LIABILITIES AND EQUITY                               $ 4,576,855        $ 3,614,139
                                                           ===========        ===========



                 See Notes to Consolidated Financial Statements

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 1995 AND 1994


REVENUES:                                         1995              1994
                                              -----------        ----------
   Alaska/Australia Trip                      $   673,161        $  981,671
   Membership sales                             3,157,971         2,967,758
   Advertising                                    449,054           338,240
   Management fees (Note 6)                        30,000            25,000
   Gain on sale of land                                --            30,983
   Interest                                        30,781            41,450
                                              -----------        ----------

     Total Net Revenues                         4,340,967         4,385,102


EXPENSES:
   Alaska/Australia trip expenses                 357,570           453,408
   Advertising                                  1,058,988           641,814
   Bank charges                                    45,080            31,908
   Compensation & related payroll costs           825,874           587,643
   Depreciation                                   137,806           148,000
   Freight                                         69,987            66,569
   Insurance                                       67,203            24,009
   Interest                                        38,218            19,992
   Merchandise purchases                          326,502           254,508
   Office supplies                                 30,541            27,646
   Other                                           75,399           144,976
   Outside labor                                  126,036            49,998
   Postage & Delivery                             367,301           295,128
   Printing                                       254,051           306,051
   Professional services                           62,787           311,367
   Property tax                                     8,818             1,214
   Provision for doubtful contracts                 5,906                --
   Repairs and maintenance                         33,984            17,563
   Rent (Note 6)                                   87,772            53,393
   Shows and seminars                             150,496            62,642
   Supplies and small tools                       106,436            54,741
   Tax and license                                 32,259             8,082
   Telephone and utilities                        152,432           138,548
                                              -----------        ----------
      Total expenses                            4,421,446         3,699,200
                                              -----------        ----------


      Income before income taxes                  (80,479)          685,902

Income tax expense (Note 7)                       (30,582)          260,643
                                              -----------        ----------

      Net income (loss)                       $   (49,897)       $  425,259
                                              -----------        ----------

Earnings per share (Note 12)                  $     (0.01)       $     0.11
                                              ===========        ==========


                 See Notes to Consolidated Financial Statements

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                Common Stock               Preferred Stock
                                                ------------               ---------------
                                            Shares        Amounts       Shares       Amounts
                                          ---------       -------       -------      -------
Balance, December 31, 1993                1,914,303       $38,286        69,515        $ 69
Preferred stock converted to
   common stock                               1,780            36        (3,560)         (4)
Common stock issued for
   services                                     500            10            --          --
Common stock issued as
   dividend on preferred stock                3,472            69            --          --
Common stock issued for land                    900            18            --          --
Two for one forward stock
   split (Note 5)                         1,920,955        38,419            --          --
Preferred stock converted to
   common stock                                 500            10          (500)         --
Common stock issued for
   services                                   1,000            20            --          --
Elimination of duplicate income due
   to change in year end (Note 8)                --            --            --          --
Net income                                       --            --            --          --
                                          ---------       -------       -------        ----
Balance, December 31, 1994                3,843,410        76,868        65,455          65

Preferred stock converted to                  2,260            45        (2,260)         (2)
   common stock
Common stock issued for services             27,670           553            --          --
Common stock issued for private
   placement                                195,102         3,902            --          --
Common stock issued as dividend
   on preferred stock                         6,546           132            --          --
Net income (loss)                                --            --            --          --
                                          ---------       -------       -------        ----
Balance, December 31, 1995                4,074,988       $81,500        63,195        $ 63
                                          =========       =======       =======        ====



See Notes to Consolidated Financial Statements

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1995 AND 1994


                                            Additional         Retained      Common Stock
                                              paid in          earnings      subscriptions
                                              capital          (deficit)      (Receivable)          TOTAL
                                            -----------        ---------        ---------        -----------

Balance, 12/31/93                           $ 2,067,766        $(494,540)       $(221,250)       $ 1,390,331
Preferred stock converted to
   common stock                                     (32)              --               --                 --
Common stock issued for
   services                                       2,990               --               --              3,000
Common stock issued as
   dividend on preferred
   stock                                         20,763          (20,832)              --                 --
Common stock
   issued for land                                4,482               --               --              4,500
Two for one forward stock
   split (Note 5)                               (38,419)              --               --                 --
Preferred stock converted to
   common stock                                     (10)              --               --                 --
Common stock issued for
   services                                       2,980               --               --              3,000
Elimination of duplicate
   income due to change in                                                             --
   year end (Note 8)                                 --          (21,667)                            (21,667)
Net income                                           --          425,259               --            425,259
                                            -----------        ---------        ---------        -----------
Balance, 12/31/94                             2,060,520         (111,780)        (221,250)         1,804,423

Preferred stock converted
   to common stock                                  (43)              --               --                 --
Common stock issued
   for services                                 109,871          (22,911)              --             87,513
Common stock issued
   for private placement                        597,538               --               --            601,440
Common stock issued
  as dividend on
  preferred stock                                26,052          (26,184)              --                 --
Net income (loss)                                    --          (49,897)              --            (49,897)
                                            -----------        ---------        ---------        -----------
Balance, 12/31/95                           $ 2,793,938        $(210,772)       $(221,250)       $ 2,443,479
                                            ===========        =========        =========        ===========


See Notes to Consolidated Financial Statements

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                 1995             1994
                                                               ---------        ---------

Cash Flows from Operating Activities
   Net income (loss)                                           $ (49,897)       $ 425,259
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Elimination of duplicated income                                 --          (21,667)
     Depreciation                                                137,806          148,000
     Provision for doubtful accounts                               5,906               --
     Deferred income taxes                                      (157,934)         127,352
     Common stock issued for services                             87,513            6,000
     Change in assets and liabilities:
      (Increase) decrease in:
         Membership sales contracts receivable                  (247,126)        (163,667)
         Prepaid expenses                                       (567,006)         (55,228)
         Other assets                                            (38,736)         (26,500)
         Other receivables                                        97,794            9,568
         Income taxes receivable                                  11,384          (86,665)
      Increase in accounts payable accrued
         expenses, income taxes payable, customer
         deposits and deferred revenue                           563,660          167,318
                                                               ---------        ---------
            Net cash provided by operating activities           (156,636)         529,770
                                                               ---------        ---------

Cash Flows from Investing Activities
   Purchase of property, equipment and
     leasehold improvements                                     (250,851)        (275,547)
   Increase in deposits                                         (285,226)         (38,000)
   Principal payments received on stockholder receivable          35,046           16,395
   Purchase of membership properties                            (222,158)        (125,246)
   Gain on sale of land                                                           (30,983)
   Proceeds from sale of land                                                      32,983
                                                               ---------        ---------
            Net cash provided by (used in)
              financing activities                              (723,189)        (420,398)
                                                               ---------        ---------

Cash Flows from Financing Activities
   Proceeds from private placement                               601,440               --
   Principal payments on long-term debt                          (28,280)         (26,423)
                                                               ---------        ---------
            Net cash (used in) financing activities              573,160          (26,423)
                                                               ---------        ---------

            Net increase (decrease) in cash                     (306,665)          82,949
Cash
   Beginning                                                     765,113          682,164
                                                               ---------        ---------

   Ending                                                      $ 458,448        $ 765,113
                                                               =========        =========

See Notes to Consolidated Financial Statements

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                               1995           1994
                                                              -------       --------
Supplemental Disclosures of Cash Flow Information
   Cash paid for:
     Income taxes                                             $11,384       $423,764
                                                              =======       ========

     Interest                                                 $38,218       $ 19,992
                                                              =======       ========

Supplemental Disclosures of Noncash Investing and
   Financing Activities
   Land acquired with seller financing                        $93,373       $100,000
                                                              =======       ========

   Common stock issued in exchange for land                   $     -       $  4,500
                                                              =======       ========
   Common stock issued for services                           $87,513       $  6,000
                                                              =======       ========
   Common stock issued as a dividend on preferred stock       $26,184       $ 20,832
                                                              =======       ========


                 See Notes to Consolidated Financial Statements

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

The Company owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving, camping, RV-ing and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's, (LDMA-AU, Inc.) memberships which entitled members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of American, Inc. ("GPAA"), revenue from advertisers in a bi-monthly magazine, advertising revenue through cable television programming d/b/a The Outdoor Channel and through merchandise sales. Effective July 23, 1996, the Company changed its name from Global Resources, Inc. to Global Outdoors, Inc. which change is reflected throughout these statements.

A summary of the Company's significant accounting policies is as follows:

The Principles of Consolidation:

The consolidated financial statements include the accounts of Global Outdoors, Inc. and its wholly-owned subsidiaries, LDMA-AU, Inc., Big "M" Mining Company, Inc., Gold Prospectors' Association of American, Inc. and The Outdoor
Channel, Inc. which operates a satellite and cable television channel.

Membership Recreational Mining Properties:

Membership recreational mining properties consist primarily of land, are held for membership sales and are recorded at the lower of cost or estimated net realizable value.

Alaska Recreational Mining Properties:

Alaska recreational mining properties consist primarily of land, buildings and equipment, are recorded at cost, net of accumulated depreciation on the buildings and equipment provided on a straight-line basis over the estimated economic lives which in general is 10 years.

Equipment and leasehold improvements:

Equipment and leasehold improvements are carried at cost. Depreciation is calculated using accelerated methods over the estimated useful lives of the assets.

Revenue recognition:

Revenue on the "Alaska trip" income is recognized proportionately as expenses are incurred. Trips are taken in July and August each year.

The Company has sold memberships in its Lost Dutchman's club primarily on an installment basis. Memberships include contracts that give purchasers recreational prospecting and mineral rights to the

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company's land and rights to use the land and facilities for camping and recreational vehicle parking. The contracts are generally noninterest bearing, unsecured and provide for a down payment and monthly installments of $25 for periods of up to ten years. Sales revenue is recognized based upon a weighted average ten year straight line method. The ten year weighted average method was established based upon historical membership longevity taking into consideration member defaults and withdrawals. Deposits are taken with new sales contracts, which are fully refundable for 60 days.

The Company also sells Gold Prospecting club memberships for periods varying from one year to lifetime memberships. For nonlifetime memberships, revenue is recognized over the life of the membership. Management estimates the expected period of time a lifetime member is active in the membership club to be fifteen years. Accordingly, for lifetime memberships, revenue is recognized on a straight line basis over fifteen years. Effective March 1, 1994, the expected period of time a lifetime member is active in the membership club was extended from ten to fifteen years as it was determined that lifetime members are remaining active on average approximately fifteen years.

Reclassification:

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

NOTE 2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company's 1995 and 1994 consolidated financial statements have been restated to reflect the above stated revenue recognition policy for its Lost Dutchman's membership sales from a policy of recognizing most of the revenue upon execution of a sales contract and the expiration of the refund period as previously

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported. In addition, the consolidated financial statements have been restated to eliminate all barter advertising revenue as previously reported. The Company's changes in accounting policy and in revenue recognition policy have resulted in the following changes in sales revenue, operating expenses and profits:

                                                      Change in
                                 As Previously       LDMA Sales              Barter
                                   Reported          Accounting            Eliminated            As Restated
                                  ----------        ------------           -----------           -----------
1994
----

Total assets                      $5,927,729          $(2,313,585)          $        --           $ 3,614,139
Shareholder equity                 3,267,398           (1,462,975)                   --             1,804,423
Total net revenue                  7,330,574           (1,257,653)           (1,687,819)            4,385,102
Operating expenses                 5,683,110             (296,091)           (1,687,819)            3,699,200
                                  ----------          -----------           -----------           -----------
   Net income before tax           1,647,464             (961,562)                   --               685,902
Income tax expense                   654,043             (393,400)                   --               260,643
   Net income                        993,421             (568,162)                   --               425,259
   Earnings per share             $      .26          $      (.15)          $        --           $       .11



1995
----

Assets                            $8,515,312          $(3,938,457)          $        --           $ 4,576,855
Shareholders equity                4,912,483           (2,469,004)                   --             2,443,479
Total net revenue                  9,691,736           (1,968,819)           (3,381,950)            4,340,967
Operating expenses                 8,174,066             (370,670)           (3,381,950)            4,421,446
                                  ----------          -----------           -----------           -----------
   Income before income tax        1,517,670           (1,598,149)                   --               (80,479)

Income tax expense                   561,538             (592,120)                   --               (30,582)
Net income                           956,132           (1,006,029)                   --               (49,897)

Earnings per share                $      .23          $      (.24)          $        --           $      (.01)


As of December 31, 1995 scheduled payments and amounts to be recognized as income in future years from existing Lost Dutchman's membership sales contracts are:


                                     Scheduled          Revenues to Be
                                      Payments            Recognized
                                     ----------         --------------
             1996                    $  981,624          $1,072,865
             1997                       902,957           1,072,865
             1998                       800,538           1,072,865
             1999                       698,617           1,072,865
             2000                       426,045           1,045,332
             2001 and after           1,465,629           3,486,377
                                     ----------          ----------
             Total                   $5,275,410          $8,823,169
                                     ==========          ==========

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:


                                                        1995                  1994
                                                    -----------           -----------
Membership recreational mining properties:
   Land                                             $   604,477           $   384,568
   Buildings and improvements                            66,845                64,596
                                                    -----------           -----------
                                                        671,322               449,164

Less accumulated depreciation                           (24,605)              (15,605)
                                                    -----------           -----------

                                                    $   646,717           $   433,559
                                                    ===========           ===========

Alaska recreational mining properties:
   Land                                             $ 1,202,373           $ 1,202,373
   Buildings and improvements                           444,549               444,549
   Vehicles and equipment                               842,137               796,387
                                                    -----------           -----------
                                                      2,489,059             2,443,309
Less accumulated depreciation                          (939,007)             (858,007)
                                                    -----------           -----------

                                                    $ 1,550,052           $ 1,585,302
                                                    ===========           ===========

                                                        1995                  1994
                                                    -----------           -----------
Equipment leasehold improvements:
  Furniture and fixtures                            $    38,914           $     3,477
  Equipment                                             255,259                96,688
  Vehicles                                               94,102                89,926
  Leasehold improvements                                  8,876                 1,950

Less accumulated depreciation                           170,181               122,375
                                                    -----------           -----------

                                                    $   226,970           $    69,666
                                                    ===========           ===========


NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                           1995             1994
                                                         --------          -------
Note payable to an individual, secured by first
   deed of trust on land, payable in monthly
   installments of $746 including interest at
   9.5%, balance due August 1998.                        $ 65,889          $68,348

Note payable to finance companies, secured by
   vehicles, payable in monthly installments
   including interest ranging from 2.9% to
   12.5%.                                                 109,019           42,965

Notes payable to an individual, secured by
   first deed of trust on land, payable in
   monthly installments of $900 including
   interest at 8.0%, balance due June 1996.                93,373               --

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Line of Credit payable to a bank, unsecured,
   payable on a revolving payment plan
   Total available balance is $500,000
   Monthly installments currently at $727
   including interest at 9.5%.                          33,139                --

Note payable to individuals, secured by deed
   of trust, payable in monthly installments
   of $808 including interest at 9.5%,
   balance due January 2001.                            98,567            98,867
                                                      --------          --------
                                                       399,987           210,180
Less current maturities                                111,387            29,060
                                                      --------          --------

Total Long Term Debt                                  $288,600          $181,120
                                                      ========          ========

The aggregate maturities of long-term debt as of December 31, 1995 are as follows:


             1996                                    $111,387
             1997                                      31,240
             1998                                      86,590
             1999                                      63,280
             2000                                      46,210
             Thereafter                                61,280
                                                     --------

                                                     $399,987
                                                     ========


NOTE 5.  STOCKHOLDERS' EQUITY

Preferred stock:

During 1990, the company issued 71,835 shares of 10% noncumulative, convertible, exchangeable, nonvoting preferred stock at $.001 par value for $5 per share. The preferred shares have no liquidation preference over the Company's common stock. The preferred shares are convertible at any time at the option of the holder into common stock at the rate of one share of common stock for one share of preferred stock. The preferred stock is exchangeable at the option of the Board of Directors, in whole or in part, at the same rate of one share of common stock for one share of preferred stock.

Stock option plan:

On February 8, 1986, the Company granted certain stockholders and other individuals the option to purchase 112,500 shares of $.02 par value common stock for $5.00 per share over a period of five years. On June 28, 1990, the Company amended its stock option plan by terminating options to purchase 16,000 shares and granting options to purchase an additional 5,500 shares to certain stockholders and individuals. On June 15, 1993, the Company further amended its stock option plan by granting options to purchase additional 118,000 shares, at $4.50 per share and extending the life of all the options through July 1, 1997.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to a two for one forward stock split authorized by the Board of Directors in August, 1994, the options prices were revised from $5.00 and $4.50 to $2.50 and $2.25 per share and the number of options outstanding were doubled. The stock option plan includes a provision under which the Company will purchase the options from the holder's estate at the agreed upon price upon death of the holder. During 1995 a new stock option plan was adopted but no options were granted under this stock option plan.

Transactions during the years ended December 31, 1993 through 1995 are summarized as follows:

                                                             Options
                                                           Outstanding
                                                           -----------

     Balance, December 31, 1993                              175,000
        Options exercised                                          -
        Stock split                                          175,000
                                                           ---------

     Balance, December 31, 1994                              350,000
        Options exercised                                          -
        Options granted                                       35,000
                                                           ---------

     Balance, December 31, 1995                              385,000
                                                           =========

The stock options outstanding as of December 31, 1995 totaled 385,000, at prices ranging form $2.25 to $3.25 per share, with 345,000 exercisable as of December 31, 1995 and 40,000 exercisable during the following periods:

                                                             Options
During Year                                                  Becoming
Ending December 31                                         Exercisable
------------------                                         -----------

     1996                                                    30,000
     1997                                                    10,000
                                                             ------

                                                             40,000
                                                             ======

Common stock subscriptions receivable:

On June 22, 1993 certain stockholders and other individuals exercised a portion of their options available under the stock option plan above. In connection therewith, the Company loaned these individuals a total of $221,250 in order to provide the funds to purchase the respective shares of common stock. The notes receivable from the individuals bear interest at 4% and are secured by the respective shares of common stock.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock split:

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

NOTE 6.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company is leasing its administrative facilities from a stockholder under a month-to-month lease agreement requiring monthly rent payments of $4,000 from January to March and $5,000 the remaining months of the year. Rent expense totaled $57,000 for the year ended December 31, 1995 and $48,000 for 1994. The company holds the building as security on the stockholder note receivable and accordingly, the rent commitment extends through the term of the note. The total rent commitment at December 31, 1995 is ten years or $600,000.

The Company receives management fees from lost Dutchman's Mining Associations, Inc., a nonprofit corporation related through common directors. Management fees totaled approximately $30,000 and $25,000 for the years ended December 31, 1995 and 1994 respectively.

The Company receives interest on the stockholder receivable. Interest on the receivable totaled approximately $21,000 and $28,000 for the years ended December 31, 1995 and 1994, respectively. The Company initiated an agreement with one of its directors during 1994 to receive legal services on a monthly basis. The agreement calls for the Company to pay the director a monthly retainer in the amount of $5,000. In the event that services rendered by the director on behalf of the Company exceed $5,000 in any given month, the agreement calls for the director to receive shares of the Company's common stock at its then current fair market value as payment for the services in excess of $5,000.

NOTE 7.  INCOME TAXES

A reconciliation of income tax expense to the amount computed by applying statutory income tax rates to earnings before income taxes is as follows:

                                                1995                      1994
                                             ---------                  --------

      Federal income tax                     $ (22,952)                 $212,643
      State income tax, net                     (7,630)                   48,000
                                             ---------                  --------
                                             $ (30,582)                 $260,643
                                             =========                  ========



GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the immateriality of deferred taxes, the individual components of deferred taxes have not been included in this footnote pursuant to FAS 109. The breakdown of the income tax expense between current and deferred are as follows:




                                               1995                 1994
                                            ---------             --------
      Current                               $      --             $133,291
      Deferred                                (30,582)             127,352
                                            ---------             --------

                                            $ (30,582)            $260,643
                                            =========             ========

NOTE 8.  BUSINESS COMBINATION

On February 10, 1995, the Company effected a business combination with GPAA by exchanging 2,500,000 shares of its common stock for all of the common stock of GPAA. GPAA was 100% owned by the majority stockholders of the Company. The agreement also calls for an additional 1,500,000 shares of commons stock to be issued if certain earnings or valuation levels are attained. The principal business of GPAA is the sales of memberships in a gold prospecting club. The GPAA also generates revenue from advertisers in a bimonthly magazine, through satellite and cable television programming d/b/a The Outdoor channel and through merchandise sales. The combination was accounted for in manner similar to a pooling of interests. GPAA previously had a year-end of February 28 and as a result of the combination has adopted a December 31 fiscal year-end. The income and cash flows for two months ended February 28, 1994 are included in both of the twelve months ended December 31, 1995 and 1994. The duplication of the income for these two months totals $21,667 and is eliminated in the statement of retained earnings.

NOTE 9.  LEASE AGREEMENTS

During the year ended 1995, the Company entered into several operating lease agreements. Satellite equipment was leased under terms of an operating lease agreement that expired on November 30, 1995 and requiring monthly payments of $75,000. Satellite equipment is now being used under terms of an operating lease agreement expiring on March 1, 1999 and requiring monthly payments ranging from $115,000 for the first year with the monthly amount increasing $10,000 per year. The agreement contains an option to lease the satellite for an additional two years with the monthly payments increasing an additional $10,000 each year. The Company currently has a deposit on the satellite equipment of $270,000. This consists of a $45,000 deposit and three prepaid rent checks of $75,000 each.

Equipment is being leased under three separate operating lease agreements expiring at various dates through February 2000. Monthly payments on the three agreements total approximately $2,300.

The total minimum rental commitment under these operating lease agreements due in future years as follows: 1996 $1,367,642; 1997 $1,513,609; 1998 $1,633,609;
1999 $158,609; 2000 $1,967 (total $4,675,436).

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUBSEQUENT EVENTS

Subsequent to year-end, the Company purchased 130 acres of land in North Carolina. This land will be used for gold mining camps. The purchase price of the land was $250,000. A down payment of $50,000 was made. Interest only payments are due each month with a $50,000 balloon payment due on January first of each year until paid off.

Also subsequent to year-end, the Company began producing and airing a gold prospecting show on TNN. The first show aired on January of 1996. During 1995 the Company paid $363,436 in expenses to produce the show. Since the show did not air until 1996, these costs were set up in the current asset called prepaid expenses.

NOTE 11.  CASH CONCENTRATION RISK

The Company has approximately $250,000 and $147,000 in two separate financial institutions on December 31, 1995 and approximately $288,000 and $194,000 in two separate financial institutions on December 31, 1994. Deposits at a financial institution in excess of $100,000 are not insured.

NOTE 12.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. In 1995 and 1994, the weighted average number of shares for computing primary earnings per share were 4,087,678 and 3,937,704 respectively.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13.  BUSINESS SEGMENT INFORMATION

Business segment information is summarized as follows:

                                                                                          Additions to
                                                                          Depreciation     Property,
                                                                           and Cost of    Equipment &
                                        Income Before                       Membership     Leasehold
                         Revenues       Income Taxes          Assets           Sold       Improvements
                        ----------      ------------        ----------       --------     ------------

 1994
  Alaska trip
  income                $  981,671       $   438,913        $1,585,302       $100,852       $189,478
  The Outdoor
     Channel               167,148          (426,187)           69,033          5,811             --
  Membership
     sales of
     recreational
     prospecting
     and mineral
     rights and
     merchandise
     sales               2,967,758         1,995,960         1,212,968             --        134,062
Corporate                  268,526        (1,322,784)        1,210,482         41,337         38,228
                        ----------       -----------        ----------       --------       --------


                        $4,385,102       $   685,902        $4,077,785       $148,000       $361,768
                        ==========       ===========        ==========       ========       ========


                                                                                            Additions to
                                                                             Depreciation    Property,
                                                                              and Cost of   Equipment &
                                          Income Before                       Membership     Leasehold
                          Revenues        Income Taxes          Assets           Sold       Improvements
                        -----------        -----------        ----------       --------     ------------
 1995
  Alaska trip
  income                $   673,161        $   315,591        $1,550,052       $ 81,000       $ 45,750
  The Outdoor
     Channel                314,958           (816,637)          562,915         21,306        135,189
  Membership
     sales of
     recreational
     prospecting
     and mineral
     rights and
     merchandise
     sales                3,157,971          1,648,575         1,522,230             --        222,158
Corporate                   194,877         (1,228,008)        1,817,180         35,500         69,912
                        -----------        -----------        ----------       --------       --------

                        $ 4,340,967        $   (80,479)       $5,452,377       $137,806       $473,009
                        ===========        ===========        ==========       ========       ========

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:



Exhibit
Number                            Description
------                            -----------
3                Articles of Incorporation and by-laws*

4                Instruments defining the rights of securityholders, including debentures*

10.1             Form of Plan 1 Stock Option Agreement (incorporated by reference to
                 Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1993).

10.2             Form of Plan 2 Stock Option Agreement (incorporated by reference to
                 Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1993).

10.3             Form of loan agreement for the exercise of Stock Options (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended
                 September 30, 1993).

10.4             Letter of intent dated August 27, 1993, regarding the proposed acquisition of Gold
                 Prospector's Association of America, Inc. by the Company (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended
                 September 30, 1993).

10.5             Agreement and Plan of Reorganization dated February 13, 1995, by and between the
                 Registrant and Gold Prospector's Association of America, Inc. (incorporated by reference to Exhibit B to the Company's Form 8-K dated February 13, 1995).

10.6             The Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the
                 Company's Form 10-KSB for the year ended December 31, 1995).

10.7             Employment Agreement dated October 16, 1995 between the Company and Christopher B. Forgy
                 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1995).

10.8             Stock Option Agreement dated February 6, 1996 between the Company and Christopher B. Forgy
                 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended
                 December 31, 1995).

16               Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the
                 Company's Form 8-K Amendment No.1 dated March 26, 1996).

21               Subsidiaries of Registrant*

23               Consent of experts and counsel*

27               Financial Date Schedule (SEC only).  (filed herewith)

99.1             Consolidated Financial Statements for Gold Prospector's Association of America, Inc. ("GPAA")
                 for the years ended December 31, 1994, and February 28, 1994 and 1993 (incorporated by reference to Exhibit 99.1 to the Company's Form 10-K for the year ended
                 December 31, 1994).

99.2             Pro Forma combined Financial Statements for the Registrant and GPAA for the years ended December 31,
                 1994, 1993 and 1992 (incorporated by reference to Exhibit 99.2 to the Company's Form 10-K for the year ended December 31, 1994).



* Incorporated by reference from S-1 Registration Statement filed with the SEC June 21,1989; Amendment No.1 thereto filed on November 28, 1989; Amendment No. 2 thereto filed on January 10, 1990; and Amendment No. 3 filed on February 7, 1990

(b) The company filed the following report on Form 8-K during the quarter ended December 31, 1995, as follows: On November 16, 1995, the Company filed a report on Form 8-K regarding its third quarter results of operations.

                                   SIGNATURES


         In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.




(Registrant) GLOBAL OUTDOORS, INC.
             ---------------------


By: (Signature and Title)       /s/ Perry T. Massie
                           -----------------------------------------------
                                    Perry T. Massie, President



Dated: January 27, 1997
       ----------------