Form 10KSB/A
period 1995-12-31
GLOBAL OUTDOORS INC
filed 1997-01-31
CIK 760326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

                                Amendment No. 2



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

                                                              Restated         Restated
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

                                                            Restated           Restated
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



                                               Restated           Restated
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



                                                               Restated         Restated
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
                                                               =========        =========


See Notes to Consolidated Financial Statements

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1995 AND 1994




                                                              Restated      Restated
                                                                1995          1994
                                                              --------      --------
Supplemental Disclosures of Cash Flow Information
   Cash paid for:
     Income taxes                                             $11,384       $423,764
                                                              =======       ========

     Interest                                                 $38,218       $ 19,992
                                                              =======       ========

Supplemental Disclosures of Noncash Investing and
   Financing Activities
   Land acquired with seller financing                        $93,373       $100,000
                                                              =======       ========

   Common stock issued in exchange for land                   $     -       $  4,500
                                                              =======       ========
   Common stock issued for services                           $87,513       $  6,000
                                                              =======       ========
   Common stock issued as a dividend on preferred stock       $26,184       $ 20,832
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

Revenue recognition:


Revenue on the "Alaska trip" income is recognized when trips are taken. Trips are taken in June through August each year.


The Company has sold memberships in its Lost Dutchman's club primarily on an installment basis. Memberships include contracts that give purchasers recreational prospecting and mineral rights to the

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Company's land and rights to use the land and facilities for camping and recreational vehicle parking. The contracts are generally noninterest bearing, unsecured and provide for a down payment and monthly installments of $25 for periods of up to ten years. No deferred revenue or accounts receivable have been recorded for amounts not yet due under the contract terms due to uncertainty with respect to collection. Sales revenue is recognized based upon a weighted average ten year straight line method. The ten year weighted average method was established based upon historical membership longevity taking into consideration member defaults and withdrawals. Deposits are taken with new sales contracts, which are fully refundable for 60 days.



The Company also sells Gold Prospecting club memberships for periods varying from one year to lifetime memberships. For nonlifetime memberships, revenue is recognized over the life of the membership. Approximately 10% of the Gold Prospecting club members are members of the Lost Dutchman's club referred to in the paragraph above. Based on demographics, the Gold Prospecting club members have a longer term than the Lost Dutchman's members. Management estimates the expected period of time a lifetime member is active in the membership club to be fifteen years. Accordingly, for lifetime memberships, revenue is recognized on a straight line basis over fifteen years. Effective March 1, 1994, the expected period of time a lifetime member is active in the membership club was extended from ten to fifteen years as it was determined that lifetime members are remaining active on average approximately fifteen years.


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


(Registrant) GLOBAL OUTDOORS, INC.
             ---------------------

By: (Signature and Title)       /s/ Perry T. Massie
                           -----------------------------------------------
                                    Perry T. Massie, President



Dated: January 30, 1997
       ----------------



By:                             /s/ David M. Ashwood
                           -----------------------------------------------
                                    David M. Ashwood, Chief Financial
                                    Officer
                                    (Principal Financial and Accounting
                                    Officer)


Dated: January 30, 1997
       ----------------