Form 10QSB/A
period 1996-03-31
GLOBAL OUTDOORS INC
filed 1997-01-31
CIK 760326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB/A
                                Amendment No. 1



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ----------------

         Commission file number :  0-17287

                             GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Alaska                                         33-0074499
   -------------------------                   -----------------------------
    (State or other Juris-                     (IRS Employer Identification
    diction of incorporation                   Number)
    or organization)

                      43445 BUSINESS PARK DRIVE, SUITE 113
                          TEMECULA, CALIFORNIA  92590
--------------------------------------------------------------------------------
             (Address and zip code of principal executive offices)

                                 (909) 699-4749
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                           Number of Shares Outstanding
       Class                                     at May 14, 1996
       -----                               ----------------------------
 Common Stock, $.02 par value                      4,102,856

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                 FORM 10-QSB/A
                                Amendment No. 1

                              FINANCIAL STATEMENTS
                                PART I - ITEM 1

--------------------------------------------------------------------------------

                      FOR THE QUARTER ENDED MARCH 31, 1996

--------------------------------------------------------------------------------




                             GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                         MARCH 31                  DECEMBER 31
                                                               ----------------------------        -----------
                                                                Restated          Restated           Restated
                                                                  1996              1995               1995
                                                               -----------      -----------        -----------
CURRENT ASSETS
  Cash  (Note 7)                                               $   288,382      $   649,526        $   458,448
  Current portion of stockholder receivable                         40,800           25,892             40,800
  Other receivables                                                157,411          103,379            135,937
  Income taxes receivable                                           75,281           86,665             75,281
  Inventories                                                      162,269           50,000            192,268
  Prepaid expenses                                                 433,091          102,046            536,591
                                                               -----------      -----------        -----------

                 Total current assets                            1,157,234        1,017,508          1,439,325

MEMBERSHIP RECREATIONAL
         MINING PROPERTIES (Note 3)                                900,417          427,559            646,717

ALASKA RECREATIONAL
         MINING PROPERTIES (Note 3)                              1,529,052        1,580,302          1,550,052

EQUIPMENT AND LEASEHOLD
         IMPROVEMENTS (Note 3)                                     323,371           55,577            226,970

STOCKHOLDER RECEIVABLE,
  Interest at 6% $5,000 per month including
  interest, secured by building, less
  current portion                                                  280,217          336,034            292,616

DEPOSITS                                                           368,426          383,000            323,226

DEFERRED INCOME TAXES                                              274,230                -                  -

OTHER ASSETS                                                        94,559           12,140             97,949
                                                               -----------      -----------        -----------

TOTAL ASSETS                                                   $ 4,927,506      $ 3,812,120        $ 4,576,855
                                                               ===========      ===========        ===========






                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         MARCH 31                  DECEMBER 31
                                                               ----------------------------        -----------
                                                                Restated          Restated           Restated
                                                                  1996              1995               1995
                                                               -----------      -----------        -----------
CURRENT LIABILITIES
   Current maturities of long-term debt                        $   177,516      $    29,060        $   111,387
   Customer deposits                                               355,066           99,386             16,979
   Accounts payable and accrued expenses                           153,419          193,207            159,802
   Current portion of deferred revenue                             318,944          367,811            310,756
                                                               -----------      -----------        -----------

                 Total current liabilities                       1,004,945          689,464            598,924

DEFERRED REVENUE, Long term portion                              1,284,617        1,101,955          1,245,852

DEFERRED INCOME TAXES                                                    -          127,352                  -

LONG TERM DEBT, Less current portion                               566,338          172,760            288,600
                                                               -----------      -----------        -----------

                 Total liabilities                               2,855,900        2,091,531          2,133,376
                                                               -----------      -----------        -----------

STOCKHOLDERS' EQUITY (Notes 5 and 8)
   Common stock, $.02 par value; 5,000,000
   shares authorized; shares issued and outstanding:
   4,102,856 at March 31, 1996;  4,074,988 at
   December 31, 1995; and 3,843,410 at March
   31, 1995                                                         81,903           76,868             81,500

   Convertible preferred stock, non voting, 10%
   noncumulative, no liquidation preference,
   $.001 par value; 10,000,000 shares authorized;
   shares issued and outstanding:  62,195 at March
   31, 1996; 63,195 at December 31, 1995; and
   65,455 at March 31, 1995                                             62               65                 63

   Additional paid-in capital                                    2,869,091        2,060,520          2,793,938

   Retained Earnings                                              (658,200)        (195,614)          (210,772)

   Less Stock Subscriptions receivable                            (221,250)        (221,250)          (221,250)
                                                               -----------      -----------        -----------

                 Total stockholders' equity                      2,071,606        1,720,589          2,443,479
                                                               -----------      -----------        -----------

TOTAL LIABILITIES AND EQUITY                                   $ 4,927,506      $ 3,812,120        $ 4,576,855
                                                               ===========      ===========        ===========




                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      MARCH 31                  DECEMBER 31
                                                          ------------------------------       ------------
                                                            Restated         Restated             Restated
                                                              1996              1995                1995
                                                          -------------     ------------       ------------
REVENUES:
         Alaska/Australia Trip                            $           -     $          -       $    673,161
         Membership sales                                       823,911          615,905          3,157,971
         Advertising                                            134,612           68,899            449,054
         Management fees                                          7,500                -             30,000
         Interest                                                 6,340            6,792             30,781
                                                          -------------     ------------       ------------
                 Total Net Revenues                             972,363          691,596          4,340,967

EXPENSES:
         Alaska/Australia trip expenses                               -                -            357,570
         Advertising                                            709,075          207,809          1,058,988
         Bank credit card charges                                16,747           10,928             45,080
         Compensation & related payroll costs                   298,079          160,120            825,874
         Depreciation                                            31,200           34,366            137,806
         Freight                                                 16,815           16,364             69,987
         Insurance                                               22,464           10,350             67,203
         Interest                                                13,021            4,700             38,218
         Merchandise purchases                                   98,710           33,768            326,502
         Office supplies                                         10,022            6,770             30,541
         Other                                                   62,882           47,494             75,399
         Outside labor                                           61,162            6,270            126,036
         Postage & Delivery                                      81,995           72,860            367,301
         Printing                                                33,105           74,707            254,051
         Professional services                                   32,894           33,838             62,787
         Property tax                                             3,001            1,935              8,818
         Provision for doubtful contracts                             -                -              5,906
         Repairs and maintenance                                 15,407            7,706             33,984
         Rent                                                    17,100           12,630             87,772
         Shows and seminars                                      82,128           15,667            150,496
         Supplies and small tools                                42,825           28,259            106,436
         Tax and license                                          9,658            4,154             32,259
         Telephone and utilities                                 35,731           33,665            152,432
                                                          -------------     ------------       ------------

                 Total expenses                               1,694,021          824,360          4,421,446
                                                          -------------     ------------       ------------

         Income before income taxes                            (721,658)        (132,764)           (80,479)

         Income tax expense                                    (274,230)         (48,930)           (30,582)
                                                          -------------     ------------       ------------

         Net income (loss)                                $    (447,428)    $    (83,834)      $    (49,897)
                                                          -------------     ------------       ------------

         Earnings per share (Note 8)                      $       (0.10)    $      (0.02)      $      (0.01)
                                                          =============     ============       ============



                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Period Ended March 31
                                                  ----------------------------
                                                         1996             1995
                                                  -----------     ------------
Cash flows from operating activities              $   (65,050)    $    225,648

Cash flows (used in) investing activities,
     purchase of equipment                           (448,883)        (296,875)

Cash flows (used in) financing activities,
     payments on long-term debt                       343,867          (44,360)
                                                  -----------     ------------

Net increase (decrease) in cash                   $  (170,066)    $   (115,587)

     Cash at beginning of period                  $   458,448     $    765,113
                                                  -----------     ------------

     Cash at end of period                        $   288,382     $    649,526
                                                  ===========     ============






                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

The Company owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving, camping, RV-ing and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's, (LDMA-AU, Inc.) memberships which entitle members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club Gold Prospectors' Association of American, Inc. ("GPAA"), revenue from advertisers in a bi-monthly magazine, advertising revenue through cable television programming d/b/a The Outdoor Channel and through merchandise sales. Effective July 23, 1996, the Company changed its name from Global Resources, Inc. to Global Outdoors, Inc. which change is reflected throughout these statements.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

Management Statement:

The interim financial statements for the period January 1 through March 31, 1996, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. Said financial statements have been restated as further described in Note 2 herein.

The Principles of Consolidation:

The consolidated financial statements include the accounts of Global Outdoors, Inc. and its wholly-owned subsidiaries, LDMA-AU, Inc., Big "M" Mining Company, Inc., Gold Prospectors' Association of American, Inc and The Outdoor Channel, Inc. which operates a satellite and cable television channel.

Business Combination:

On February 10, 1995, the Company effected a business combination with GPAA by exchanging 2,500,000 shares of its common stock for all of the common stock of GPAA. GPAA was 100% owned by the majority stockholders of the Company. The agreement also calls for an additional 1,500,000 shares of common stock to be issued if certain earnings or valuation levels are attained. The principal business of GPAA is the sales of memberships in a gold prospecting club. The GPAA also generates revenue from advertisers in a bimonthly magazine and through merchandise sales. The combination was accounted for in manner similar to a pooling of interests. GPAA previously had a year-end of February 28 and as a result of the combination has adopted a December 31 fiscal year-end. The income and cash flows for two months ended February 28, 1994 are included in both of the twelve months ended December 31, 1995 and 1994. The duplication of the income for these two months totals $21,667 and is eliminated in the statement of retained earnings.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reference to Forms 10-KSB and 10-K:

Please refer to the Company's Form 10-KSB and amendment thereto dated January 1997 for the year ended December 31, 1995 and Form 10-K for the year ended December 31, 1994 for additional information and disclosures which may be of interest to the reader hereof.

Recently Issued Accounting Pronouncements:

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

Membership Recreational Mining Properties:

Membership recreational mining properties consist primarily of land, are held for membership use and are recorded at the lower of cost or estimated net realizable value.

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

The Company has sold memberships in its Lost Dutchman's club primarily on an installment basis. Memberships include contracts that give purchasers recreational prospecting and mineral rights to the Company's land and rights to use the land and facilities for camping and recreational vehicle parking. The contracts are generally noninterest bearing, unsecured and provide for a down payment and monthly installments of $25 or $30 for periods of up to ten years. No deferred revenue or accounts receivable have been recorded for amounts not yet due under the contract term due to uncertainty with respect to collection. Sales revenue is recognized based upon a weighted average ten year straight line method. The ten year weighted average method was established based upon historical membership longevity taking into

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration member defaults and withdrawals. Deposits are taken with new sales contracts, which are fully refundable for 10 days.

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

NOTE 2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company's December 31, 1995 and 1994 consolidated financial statements and September 30, 1996 and 1995 consolidated financial statements have been restated to reflect the above stated revenue recognition policy for its Lost Dutchman's membership sales from a policy of recognizing most of the revenue upon execution of a sales contract and the expiration of the refund period as previously reported. In addition, the consolidated financial statements have been restated to eliminate all barter advertising revenue as previously reported. The Company's changes in accounting policy and in revenue recognition policy have resulted in the following changes in sales revenue, operating expenses and profits for the three months ended March 31, 1996 and 1995:

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                   As Previously       Change in LDMA         Barter             As
                                      Reported        Sales Accounting      Eliminated        Restated
                                    ------------      ----------------    ------------      -----------
3-31-95
-------
Assets                              $ 6,406,934         $(2,594,814)       $          -    $  3,812,120
Shareholder equity                    3,604,834          (1,884,245)                  -       1,720,589
Total net revenue                     2,122,324            (469,328)           (961,400)        691,596
Operating expenses                    1,801,967             (16,207)           (961,400)        824,360
                                    -----------         ------------        ------------     ----------
   Net income before tax                320,357            (453,121)                  -       (132,764)
Income tax expense                      115,000            (163,930)                  -        (48,930)
   Net income                           205,357            (289,191)                  -        (83,834)
   Earnings per share               $       .05         $      (.07)       $          -    $      (.02)


3-31-96
-------
 Assets                             $ 9,673,056         $ (4,745,550)      $          -    $ 4,927,506
 Shareholder equity                   5,341,892           (3,270,286)                 -      2,071,606
 Total net revenue                    3,437,688           (1,436,373)        (1,028,952)       972,363
 Operating expenses                   2,884,335             (161,362)        (1,028,952)     1,694,021
    Income before income                553,353           (1,275,011)                 -       (721,658)
      tax
 Income tax expense                     200,000             (474,230)                 -       (274,230)
 Net income                             353,353             (800,781)                 -       (447,428)
 Earnings per share                 $       .09         $       (.19)      $          -    $      (.10)



As of December 31, 1995 scheduled payments and amounts to be recognized as income in future years from existing Lost Dutchman's membership sales contracts are:

                               Scheduled         Revenue to Be
                                Payments            Recognized
                              ----------            ----------
 1996                         $  981,624            $1,072,865
 1997                            902,957             1,072,865
 1998                            800,538             1,072,865
 1999                            698,617             1,072,865
 2000                            426,045             1,045,332
 2001 and after               $1,465,629            $3,486,377
                              ----------            ----------

 Total                        $5,275,410            $8,823,169
                              ==========            ==========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

                                                             MARCH 31          MARCH 31          DECEMBER 31
                                                               1996              1995                1995
                                                           ------------     --------------      -------------
 Membership recreational mining properties:
    Land                                                   $    859,677     $     384,568       $     604,477
    Buildings and improvements                                   66,845            64,596              66,845
                                                           ------------     --------------      -------------
                                                                926,522           449,164             671,322
    Less accumulated depreciation                               (26,105)          (21,605)            (24,605)
                                                           ------------     -------------       -------------
                                                           $    900,417     $     427,559       $     646,717
                                                           ============     =============       =============

 Alaska recreational mining properties:
    Land                                                     $1,202,373        $1,202,373          $1,202,373
     Buildings and Improvements                                 444,549           444,549             444,549
     Vehicles and equipment                                     842,137           796,387             842,137
                                                           ------------     -------------       -------------
                                                              2,489,059         2,443,309           2,489,059
     Less accumulated depreciation                             (960,007)         (863,007)           (939,007)
                                                           ------------     -------------       -------------
                                                           $  1,529,052     $   1,580,302       $   1,550,052
                                                           ============     =============       =============

Equipment leasehold improvements:

     Furniture and fixtures                                $     59,652     $       3,477       $      38,914
     Equipment                                                  334,892            96,688             255,259
     Vehicles                                                    94,102            89,926              94,102
     Leasehold improvements                                      13,606             1,950               8,876
                                                           ------------     -------------       -------------
                                                                502,252           192,041             397,151

 Less accumulated depreciation                                 (178,881)         (136,464)           (170,181)
                                                           ------------     -------------       -------------

                                                           $    323,371     $      55,577       $     226,970
                                                           ============     =============       =============

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1995.

COMPARISON OF QUARTERS ENDED MARCH 31, 1996 AND MARCH 31, 1995

         Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended March 31, 1996 were $972,363, a substantial increase of $280,767 or 41%, compared to revenues of $691,596 for the quarter ended March 31, 1995. This increase was the result increases in two items. Membership sales increased to $823,911 for the quarter ended March 31, 1996 from $615,905 for the quarter ended March 31, 1995, due to an increase in accumulated revenue recognized for Lost Dutchman's and increase in GPAA membership sales. Advertising increased to $134,612 for the quarter ended March 31, 1996 from $68,899 for the quarter ended March 31, 1995, primarily due to an increase in advertising revenue on The Outdoor Channel. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, in the first quarter of 1996, the Company increased its Membership sales This increase reversed the trend of flat Membership sales.

         Expenses.   Expenses consist primarily of the cost of the Company's
satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended March 31, 1996 were $1,694,021 a very substantial increase of $869,661, or 106%, compared $824,360 for the quarter ended March 31, 1995. This increase was predominately due to increases in specific areas. The primary component of the increase was the increased cost of advertising to $709,075 for the quarter ended March 31, 1996 from $207,809 for the quarter ended March 31, 1995, due to production costs and purchasing advertising time on The Nashville Network ("TNN") for the Company's "Gold Prospecting Show." The Cost of these items was several hundres thousand dollars for the quarter ended March 31, 1996. There was no similar expense for the quarter March 31, 1995. Although membership sales increased in the first quarter of 1996, compared to the same period in 1995, these increases were not due in substantial part to the "Gold Prospecting Show." The show was popular with viewers but due to the lack of immediate commercial success the Company has decided to devote its resources to other aspects of the Company's business with the show ending its run on TNN at the end of May 1996. Compensation and Related Payroll Costs increased to $298,079 for the quarter ended March 31, 1996, compared to $160,120 for the quarter ended March 31, 1995. This increase was due to the cumulative addition of executive, sales and administrative personnel for The Outdoor Channel during the period after March 31, 1995.
Shows and Seminars increased to $82,128 for the quarter ended March 31, 1996, compared to $15,667 for the quarter ended March 31, 1995, due to substantial increase in participation by The Outdoor Channel in trade shows for the purpose of increasing industry visibility.

         Income Before Income Taxes. Income before income taxes decreased as a percentage of revenues from (12)% for the quarter ended March 31, 1995 to (46)% for the quarter ended March 31, 1996. The expenses incurred for "The Gold Prospecting Show" on TNN was the primary reason for this decline.

         Income Tax Expense. Income tax expense for the quarter ended March 31, 1996 was $(274,230) compared to $(48,930) for the quarter ended March 31, 1995, due to at greater loss for the quarter ended March 31, 1996 as compared to March 31, 1995.

GENERAL

         Management of Global continued its emphasis on the growth and development of The Outdoor Channel during the first and second quarters of 1996. Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has achieved substantial visibility in the cable industry. The Company is committed to converting visibility for The Outdoor Channel's programming into greater distribution into cable households. Greater distribution will allow the Company to charge higher advertising rates, command subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products.

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

         The Company undertook a major Lost Dutchman's sales effort commencing in August and ending December 1995. The effort was very successful. The Company has changed the sale refund period to 10 days effective May 1, 1996. The Company will continue to aggressively market Lost Dutchman's memberships in 1996.

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

         To achieve modest growth, the Company believed at quarter end that its available funds, credit line and expected cash flow to be generated from operations would be adequate to meet the Company's anticipated cash needs during the next 12 months. In order to have a higher growth rate, the Company believes it will be necessary to obtain outside capital. The Company can place no assurance on receiving equity funding through outside sources. If cash flow from operations are insufficient or if working capital requirements are greater than anticipated, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

         Effective January 20, 1997, the Company restated its financial statements for the year ended December 31, 1995 and 1994, to among other matters, recognize revenue from its Lost Dutchman's sales on a straight line basis over ten years and eliminate barter advertising revenue and the offsetting expense. This restatement resulted in a substantial reduction of revenue, income, assets and equity for the Company. The financial statements herein have also been restated and all matters related thereto reflect the restatements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit 27  -  Financial Data Schedule.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GLOBAL OUTDOORS, INC.
                                           (Registrant)


Dated:  January  30, 1997                  By:     /s/ PERRY T. MASSIE
                                               ----------------------------
                                               PERRY T. MASSIE,
                                               President and Chief
                                               Executive Officer




Dated:  January 30, 1997                   By:     /s/ DAVID M. ASHWOOD
                                               ----------------------------
                                               DAVID M. ASHWOOD,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)