Form 10QSB/A
period 1996-06-30
GLOBAL OUTDOORS INC
filed 1997-01-31
CIK 760326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB/A
                                Amendment No. 1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

         Commission file number :  0-17287

                             GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Alaska                                              33-0074499
-----------------------------                      -----------------------------
  (State or other Juris-                           (IRS Employer Identification
  diction of incorporation                          Number)
     or organization)

                      43445 BUSINESS PARK DRIVE, SUITE 113
                          TEMECULA, CALIFORNIA  92590
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



                                 FORM 10-QSB/A
                                Amendment No. 1
                              FINANCIAL STATEMENTS
                                PART I - ITEM 1

______________________________________________________________________________

                      FOR THE QUARTER ENDED JUNE 30, 1996
______________________________________________________________________________


                             GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                         JUNE 30                   DECEMBER 31
                                                               ----------------------------        -----------
                                                                Restated          Restated           Restated
                                                                  1996              1995               1995
                                                               -----------      -----------        -----------
CURRENT ASSETS
  Cash                                                         $    71,764      $   580,425        $   458,448
  Current portion of stockholder receivable                         40,800           40,800             40,800
  Other receivables                                                157,838          117,679            135,937
  Income taxes receivable                                           34,113           86,665             75,281
  Inventories                                                      145,675           50,000            192,268
  Prepaid expenses                                                 631,323          333,953            536,591
                                                               -----------      -----------        -----------

                 Total current assets                            1,081,513        1,209,522          1,439,325

MEMBERSHIP RECREATIONAL
         MINING PROPERTIES (Note 3)                                910,625          629,572            646,717

ALASKA RECREATIONAL
         MINING PROPERTIES (Note 3)                              1,549,426        1,588,702          1,550,052

EQUIPMENT AND LEASEHOLD
         IMPROVEMENTS (Note 3)                                     413,808           80,400            226,970

STOCKHOLDER RECEIVABLE,
  Interest at 6% $5,000 per month including
  interest, secured by building, less
  current portion                                                  268,217          326,434            292,616

DEPOSITS                                                           312,926          383,000            323,226

DEFERRED INCOME TAXES                                              569,787                -                  -

OTHER ASSETS                                                        49,599           12,140             97,949

                                                               -----------      -----------        -----------
TOTAL ASSETS                                                   $ 5,155,901      $ 4,229,770        $ 4,576,855
                                                               ===========      ===========        ===========





                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          JUNE 30                DECEMBER 31
                                                              -----------------------------      -----------
                                                                Restated         Restated          Restated
                                                                  1996             1995              1995
                                                              ------------      -----------      -----------
CURRENT LIABILITIES
   Current maturities of long-term debt                        $   177,516      $    29,060      $   111,387
   Customer deposits                                               720,307          623,532           16,979
   Accounts payable and accrued expenses                           131,245          124,357          159,802
   Deferred revenue, current                                       347,128          338,452          310,756
                                                               -----------      -----------      -----------

                 Total current liabilities                       1,376,196        1,115,401          598,924

DEFERRED REVENUE, Long term portion                              1,295,840        1,018,711        1,245,852

DEFERRED INCOME TAXES                                                    -           45,647                -

LONG TERM DEBT, Less current portion                               927,837          261,447          288,600
                                                               -----------      -----------      -----------

                 Total liabilities                               3,599,873        2,441,206        2,133,376
                                                               -----------      -----------      -----------

STOCKHOLDERS' EQUITY (Notes 5 and 6)
   Common stock, $.02 par value; 50,000,000
   shares authorized; shares issued and outstanding:
   4,103,551 at June 30, 1996;  4,074,988 at
   December 31, 1995; and 3,868,758 at June
   30, 1995                                                         82,071           77,375           81,500

   Convertible preferred stock, non voting, 10%
   noncumulative, no liquidation preference,
   $.001 par value; 10,000,000 shares authorized;
   shares issued and outstanding:  61,875 at June
   30, 1996; 63,195 at December 31, 1995; and
   63,855 at June 30, 1995                                              62               64               63

   Additional paid-in capital                                    2,869,424        2,060,014        2,793,938

   Retained Earnings                                           (1,174,279)        (127,639)        (210,772)

   Less Stock Subscriptions receivable                           (221,250)        (221,250)        (221,250)
                                                              ------------      -----------      -----------

                 Total stockholders' equity                   $  1,556,028      $ 1,788,564      $ 2,443,479
                                                              ------------      -----------      -----------

TOTAL LIABILITIES AND EQUITY                                  $  5,155,901      $ 4,229,770      $ 4,576,855
                                                              ============      ===========      ===========




                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                3 Months Ended                               6 Months Ended
                                     -----------------------------------          ---------------------------------
                                           Restated             Restated                  Restated         Restated
                                            June 30              June 30                   June 30          June 30
                                               1996                 1995                      1996             1995
                                     --------------      ---------------          ----------------    -------------
REVENUES
--------

   Alaska/Australia Trip              $      73,481     $         47,216          $         73,4$1           47,216

   Membership Sales                         878,410              951,610                 1,702,321        1,567,515
   Advertising                              204,381              103,111                   338,993          172,010
   Management fees                                -               30,000                         -           30,000
   Interest                                   6,738               12,970                    13,078           19,762
                                     --------------      ---------------          ----------------    -------------
        Total net revenues            $   1,163,010      $     1,144,907           $     2,127,873    $   1,836,503
                                     --------------      ---------------          ----------------    -------------

EXPENSES
--------

   Alaska/Australia trip expenses    $       42,644      $        24,891          $         42,64$    $      24,891

   Advertising                              368,781              315,618                   857,856          523,427
   Bank credit card charges                  17,654               13,583                    34,401           24,511
   Compensation & related costs             357,211              185,042                   655,290          340,162
   Depreciation                              31,200               34,500                    62,400           68,866
   Freight                                   34,596               17,489                    51,411           33,853
   Insurance                                 24,024               39,473                    46,488           49,823
   Interest                                  25,300                7,350                    38,321           12,050
   Merchandise purchases                     65,162               27,021                   163,872           60,789
   Office supplies                           13,722                7,401                    23,744           14,171
   Other                                     18,409               13,560                    61,291           61,054
   Outside labor                             28,712                2,970                    89,874            9,240
   Postage & delivery                       150,490               79,439                   253,385          152,299
   Printing                                 142,586               76,605                   175,691          151,312
   Professional services                     89,977               15,635                   122,871           49,473
   Property tax                                 986                1,184                     3,987            3,119
   Repairs and maintenance                   17,940                7,957                    33,347           15,663
   Rent                                      24,565               15,300                    71,665           27,930
   Shows and seminars                        93,422               60,947                   145,550           76,614
   Supplies and small tools                  41,003               35,407                    83,828           63,666
   Tax and license                           12,997                2,522                    22,655            6,676
   Telephone and utilities                   58,227               29,379                    93,958           63,044
   TNN Show                                 375,600                    -                   574,700                -
                                     --------------      ---------------          ----------------    -------------
        Total expenses               $    2,035,208      $     1,013,273          $      3,709,229    $   1,832,633
                                     --------------      ---------------          ----------------    -------------

Income before income tax             $    (872,198)      $       131,634          $    (1,581,356)    $       3,870

Income tax expense                        (331,435)               50,021                 (600,915)            1,471
                                     --------------      ---------------          ----------------    -------------

Net income (loss)                    $     (540,763)     $        81,613          $      (980,441)    $       2,399
                                     ==============      ===============          ================    =============

Earnings per share (Note 6)          $        (0.13)     $          0.02          $         (0.24)     $       0.00





                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Period Ended June 30
                                                  ----------------------------
                                                         1996             1995
                                                  -----------     ------------
Cash flows from operating activities              $ (619,125)     $    759,496

Cash flows (used in) investing activities,
     purchase of equipment                          (421,443)        (520,935)

Cash flows (used in) financing activities,
     payments on long-term debt                       653,884        (423,249)
                                                  -----------     ------------

Net increase (decrease) in cash                   $ (386,684)     $  (184,688)

     Cash at beginning of period                  $   458,448     $    765,113
                                                  -----------     ------------

     Cash at end of period                        $    71,764     $    580,425
                                                  ===========     ============





                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

The Company owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving, camping, RV-ing and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's, (LDMA-AU, In c.) memberships which entitle members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club Gold Prospectors' Association of American, Inc. ("GPAA"), revenue from advertisers in a bi-monthly magazine, advertising revenue through cable television programming d/b/a The Outdoor Channel and through merchandise sales. Effective July 23, 1996, the Company changed its name from Global Resources, Inc. to Global Outdoors, Inc. which change is reflected throughout these statements.

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

NOTE 2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company's December 31, 1995 and 1994 consolidated financial statements and September 30, 1996 and 1995 consolidated financial statements have been restated to reflect the above stated revenue recognition policy for its Lost Dutchman's membership sales from a policy of recognizing most of the revenue upon execution of a sales contract and the expiration of the refund period as previously reported. In addition, the consolidated financial statements have been restated to eliminate all barter advertising revenue as previously reported. The Company's changes in accounting policy and in revenue recognition policy have resulted in the following changes in sales revenue, operating expenses and profits for the six months ended June 30, 1996 and 1995:

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   As Previously       Change in LDMA         Barter             As
                                      Reported        Sales Accounting      Eliminated        Restated
                                    ------------      ----------------    ------------      -----------
6-30-95
-------
Assets                                 6,990,229        (2,760,459)                   -      4,229,770
Shareholder equity                     3,840,120        (2,051,556)                   -      1,788,564
Total net revenue                   $    4698403        (1,035,500)         $ (1826400)      1,836,503
Operating expenses                     4,007,773          (348,740)         (1,826,400)      1,832,633
                                    ------------        ----------          -----------      ---------
   Net income before tax                 690,630          (686,760)                   -          3,870
Income tax expense                       250,000          (248,529)                   -          1,471
   Net income                            440,630          (438,231)                   -          2,399
   Earnings per share               $       0.11        $     (.11)         $         -            .00


6-30-96
-------
Assets                                 9,956,178        (4,800,277)                    -     5,155,901
Shareholder equity                     5,358,220        (3,802,192)                    -     1,556,028
Total net revenue                   $    6938144        (2,707,646)         $  (2102625)    $2,127,873
Operating expenses                     6,358,463          (546,609)          (2,102,625)     3,704,229
                                    ------------        ----------          ------------    ----------
   Income before income                  579,681        (2,161,037)                    -    (1,581,356)
     tax
Income tax expense                       210,000          (810,915)                    -      (600,915)
Net income                               369,681        (1,350,122)                    -      (980,441)
Earnings per share                  $       0.09       $      (.33)         $          -    $     (.24)


As of December 31, 1995 scheduled payments and amounts to be recognized as income in future years from existing Lost Dutchman's membership sales contracts are:

                                        Scheduled         Revenue to Be
                                         Payments           Reorganized
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
                                       ==========            ==========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

                                                             JUNE 30           JUNE 30           DECEMBER 31
                                                               1996              1995                1995
                                                           ------------     -------------       -------------
 Membership recreational mining properties:
    Land                                                   $    859,677     $     580,781       $     604,477
    Buildings and improvements                                   78,553            67,396              66,845
                                                           ------------     -------------       -------------
                                                                938,230           648,177             671,322

    Less accumulated depreciation                              (27,605)           (18,605)            (24,605)
                                                           ------------     -------------       -------------

                                                           $    910,625     $     629,572       $     646,717
                                                           ============     =============       =============


 Alaska recreational mining properties:
    Land                                                   $  1,202,373     $   1,202,373       $   1,202,373
     Buildings and Improvements                                 444,549           444,549             444,549
     Vehicles and equipment                                     883,511           826,787             842,137
                                                           ------------     -------------       -------------
                                                              2,530,433         2,473,709           2,489,059

     Less accumulated depreciation                             (981,007)         (885,007)          (939,007)
                                                           ------------     -------------       -------------


                                                           $  1,549,426     $   1,588,702       $   1,550,052
                                                           ============     =============       =============



Equipment and leasehold improvements:
      Furniture and fixtures                               $     62,586     $       3,477       $      38,914
      Equipment                                                 424,010           122,060             255,259
      Vehicles                                                   96,602            94,102              94,102
      Leasehold improvements                                     18,191             7,364               8,876
                                                           ------------     -------------       -------------

           Total                                                601,389           227,003             397,151
 Less accumulated depreciation                                 (187,581)         (146,603)           (170,181)
                                                           ------------     -------------       -------------
                                                           $    413,808     $      80,400       $     226,970
                                                           ============     =============       =============

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

COMPARISON OF QUARTERS ENDED JUNE 30, 1996 AND JUNE 30, 1995

         Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended June 30, 1996 were $1,163,010 compared to nearly identical revenues of $1,144,907 for the quarter ended June 30, 1995. This was due to offsetting results in three items. Membership sales decreased to $878,410 for the quarter ended June 30, 1996 from $951,610 for the quarter ended June 30, 1995, due primarily to decreased GPAA sales. Advertising increased substantially to $204,381 for the quarter ended June 30, 1996 compared to $103,111 for the quarter ended June 30, 1995, primarily due to increased advertising revenue on The Outdoor Channel.
Revenues from the Trips Division also increased significantly to $73,481 for the quarter ended June 30, 1996 compared to $47,216 for the quarter ended June 30, 1995, due to increased sales on the Alaska Trip. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, in the Second Quarter of 1996, the Company was able keep revenue nearly the same as for the second quarter of 1995

         Expenses.   Expenses consist primarily of the cost of the Company's
satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended June 30, 1996 were $2,035,208, an increase of $1.021,935 of 101% compared to $1,013,273 for the quarter ended June 30, 1995. This very substantial increase was predominately due to increases in specific areas. Compensation and Related Payroll Costs increased $172,169 to $357,211 for the quarter ended June 30, 1996, compared to $185,042 for the quarter ended June 30, 1995. This increase was due to the cumulative addition of executive, sales and administrative personnel for The Outdoor Channel during the period after June 30, 1995. Merchandise purchases increased to $65,162 for the quarter ended June 30, 1996 compared to $27,021 for the quarter ended June 30, 1995, due to sharply increased activity in the products division. Printing increased to $142,586 for the quarter ended June 30, 1996 compared to $76,605 for the quarter ended June 30, 1995, due the expansion of in-house printing activities and promotions for which mailers are distributed. Postage increased to $150,490 for the quarter ended June 30, 1996 compared to $79,439 for the quarter ended June 30, 1995, due primarily to increased mailings in connection with company promotions and products. Shows and Seminars increased to $93,422 for the quarter ended June 30, 1996, compared to $60,947 for the quarter ended June 30, 1995, due to substantial increase in participation by The Outdoor Channel in trade shows for the purpose of
increasing industry visibility.    The Company's "Gold Prospecting Show" which
was produced for airing on The Nashville Network ("TNN") commencing January 1996 was popular with viewers. Production and airing costs per show were approximately $43,000. Due to the lack of immediate commercial success, the Company decided to devote its resources to other aspects of the Company's business with the show ending its run on TNN in May 1996. The loss for the quarter ended June 30, 1996 for this item was $375,600. There was no comparable item for the quarter ended June 30, 1995.

         Income Before Income Taxes. Income before income taxes decreased as a percentage of revenues from 12% for quarter ended June 30, 1995 to (75)% for the quarter ended June 30, 1996.

         Income Tax Expense. Income tax expense for the quarter ended June 30, 1996 was $(331,435) compared to $81,613 for the quarter ended June 30, 1995, due to the decrease in net income which was primarily due to discontinuing the TNN Show.

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

         In April 1996, The Outdoor Channel executed a media placement agreement with Frederiksen Television, Inc. for the placement of direct response programming on The Outdoor Channel, primarily during off hours. That agreement was renegotiated in July 1996 with the Company then anticipating revenues from the contract in the range of $30,000 to $40,000 per month.

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

         The Company continued to aggressively market Lost Dutchman's memberships in 1996.

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

         On August 5, 1996, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission for a follow-on public offering of the Company's Units. The Units consist of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock. The anticipated price of the Units was $10.00 each. The offering is for a minimum of $200,000 and a maximum of $5,000,000 and is being conducted on a best efforts basis.

         As of June 30, 1996, the Company had a $750,000 revolving line of credit with Wells Fargo Bank, $532,713 of which was outstanding. The line of credit bears interest at 9.25%. The line of credit is unsecured but is personally guaranteed by Perry T. Massie, Thomas H. Massie and a major shareholder.

         As of August 14, 1996, the Company required short-term financing of $300,000 to meet its anticipated cash flow obligations through October 1996. Management believed that the Company's existing cash resources and anticipated cash flows from operations, when combined with short-term financing of $300,000 and with the net proceeds of the offering in an amount of $1,000,0000, would be sufficient to fund the Company's operations at then anticipated levels for the next year. To the extent that such amounts are insufficient to finance the Company's working capital requirements and the Company does not raise at least $1,000,000 in net proceeds in its proposed offering, the Company could be required to seek financing in addition to the $300,000 the Company believed it will require in the short-term. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

         Effective January 20, 1997, the Company restated its financial statements for the year ended December 31, 1995 and 1996, to among other matters, recognize revenue from its Lost Dutchman's sales on a straight line basis over ten years and eliminate barter advertising revenue and the offsetting expense. This restatement resulted in a substantial reduction of revenue, income, assets and equity for the Company. The financial statements herein have also been restated and all matters related thereto reflect the restatements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Exhibits


             Exhibit
             Number
             ------
             27               Financial Data Schedule. (SEC filing only)



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


                                           GLOBAL OUTDOORS, INC.
                                           (Registrant)


Dated:  January 30, 1997                   By: /s/ PERRY T. MASSIE
                                               --------------------------------
                                               PERRY T. MASSIE,
                                               President and Chief
                                               Executive Officer




Dated:  January 30, 1997                   By: /s/ DAVID M. ASHWOOD
                                               --------------------------------
                                               DAVID M. ASHWOOD,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)