Form 10QSB/A
period 1996-09-30
GLOBAL OUTDOORS INC
filed 1997-01-31
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________  to _________________

         Commission file number:  0-17287
                                   -------

                              GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Alaska                                              33-0074499
--------------------------                            --------------------------
(State or other Juris-                                 (IRS Employer
 diction of incorporation                               Identification Number)
 or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
       Class                                           at November 13, 1996
       -----                                        ----------------------------
Common Stock, $.02 par value                                 4,119,264

Transitional Small Business Disclosure Format (Check one):  Yes [ ]       No [X]

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A
                                 Amendment No. 1


                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------





                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                    ASSETS

                                                             SEPTEMBER 30                  DECEMBER 31
                                                             ------------                  -----------
                                                       Restated           Restated           Restated
                                                       --------           --------           --------

                                                          1996              1995                1995
                                                      ----------         ----------         ----------
CURRENT ASSETS
  Cash                                               $    36,901        $   278,095        $   458,448
  Current portion of stockholder receivable               40,800             25,892             40,800
  Other receivables                                      134,820            104,469            135,937
  Income taxes receivable                                 12,340             86,665             75,281
  Inventories                                            134,675            142,411            192,268
  Prepaid expenses                                       414,415            218,137            536,591
                                                      ----------         ----------         ----------


                  Total current assets                   773,951            855,669          1,439,325


MEMBERSHIP RECREATIONAL
         MINING PROPERTIES (Note 3)                      910,547            647,469            646,717

ALASKA RECREATIONAL
         MINING PROPERTIES (Note 3)                    1,535,826          1,574,052          1,550,052

EQUIPMENT AND LEASEHOLD
         IMPROVEMENTS (Note 3)                           420,030             88,389            226,970

STOCKHOLDER RECEIVABLE,
  Interest at 6% $5,000 per month including
  interest, secured by building, less
  current portion                                        251,642            316,834            292,616

DEPOSITS                                                 273,231            428,872            323,226

DEFERRED INCOME TAXES                                    502,829                  -             30,582

OTHER ASSETS                                             123,694             12,140             67,367
                                                      ----------         ----------         ----------

TOTAL ASSETS                                          $4,791,750         $3,923,425         $4,576,855
                                                      ==========         ==========         ==========









                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          SEPTEMBER 30                 DECEMBER 31
                                                                          ------------                 -----------
                                                                    Restated           Restated           Restated
                                                                    --------           --------           --------

                                                                      1996                1995                1995
                                                                      ----                ----                ----

CURRENT LIABILITIES
   Current maturities of long-term debt                              322,417         $  123,347         $  111,387
   Customer deposits                                                     100                  -             16,979
   Accounts payable and accrued expenses                             125,210            132,388            159,802
   Deferred revenue, current                                         398,939             74,321            310,756
                                                                 -----------         ----------         ----------

                  Total current liabilities                          846,666            330,056            598,924

DEFERRED REVENUE, Long term portion                                1,496,217          1,168,205          1,245,852

DEFERRED INCOME TAXES                                                      -             73,611                  -

LONG TERM DEBT, Less current portion                               1,017,234            157,565            288,600
                                                                 -----------         ----------         ----------
(Note 4)
                  Total liabilities                                3,360,117          1,729,437          2,133,376
                                                                 -----------         ----------         ----------

STOCKHOLDERS' EQUITY (Notes 5 and 6) Common stock,
   $.02 par value; 50,000,000 shares authorized;
   shares issued and outstanding: 4,103,551 at
   September 30, 1996; 4,074,988 at December 31, 1995;
   and 3,868,758 at September 30, 1995                                82,385             78,562             81,500

   Convertible preferred stock, non voting,
   10% noncumulative, no liquidation preference,
   $.001 par value; 10,000,000 shares authorized;
   shares issued and outstanding: 61,875 at
   September 30, 1996; 63,195 at December 31,
   1995; and 63,855 at September 30, 1995                                 61                 63                 63

   Additional paid-in capital                                      2,869,109          2,296,807          2,793,938

   Retained Earnings                                              (1,298,672)           (39,806)          (210,772)

   Less Stock Subscriptions receivable                            (  221,250)         ( 221,250)        (  221,250)
                                                                 -----------         ----------         ----------

                  Total stockholders' equity                     $ 1,431,633         $2,193,988         $2,443,479


TOTAL LIABILITIES AND EQUITY                                     $ 4,791,750         $3,923,425         $4,576,855
                                                                 ===========         ==========         ==========



                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     3 Months Ended                                  9 Months Ended
                                                     --------------                                  --------------
                                             Restated              Restated                  Restated          Restated
                                             --------              --------                  --------          --------
                                         September 30          September 30              September 30      September 30
                                                 1996                  1995                      1996              1995
                                                 ----                  ----                      ----              ----
REVENUES
--------
    Alaska/Australia Trip                 $   755,420          $    608,945             $     828,901      $    656,161
    Membership Sales                          950,003             1,036,108                 2,652,324         2,603,623
    Advertising                               181,655               124,652                   520,648           296,662
    Management fees                                 -                     -                         -            25,000
    Interest                                    6,132                 5,365                    19,210            25,127
                                          -----------          ------------             -------------      ------------

         Total net revenues               $ 1,893,210          $  1,775,670             $   4,021,083      $  3,606,573
                                          -----------          ------------             -------------      ------------

EXPENSES

    Alaska/Australia trip expenses        $   310,446          $    353,075             $     353,090      $    353,075
    Advertising                               361,796               353,869                 1,219,652           877,296
    Bank credit card charges                    9,879                10,737                    44,280            35,248
    Compensation & related costs              395,211               283,285                 1,050,501           623,447
    Depreciation                               31,200                34,500                    93,600           103,366
    Freight                                    44,947                 5,881                    96,358            39,734
    Insurance                                   1,080                18,278                    47,568            68,101
    Interest                                   25,109                 6,617                    63,430            18,667
    Merchandise purchases                      82,887               123,473                   246,759           184,262
    Office supplies                             7,966                 9,152                    31,710            23,323
    Other                                      39,531                 1,386                   100,822            62,440
    Outside labor                              43,465                73,551                   133,339            82,791
    Postage & delivery                         67,061                91,370                   320,446           243,669
    Printing                                   88,558                53,304                   264,249           204,616
    Professional services                      23,218                 3,919                   146,089            53,392
    Property tax                                3,199                   274                     7,186             3,393
    Provision for doubtful contracts                -                 2,759                         -             2,759
    Repairs and maintenance                    17,331                14,329                    50,678            29,992
    Rent                                       27,774                26,212                    99,439            54,142
    Shows and seminars                         83,262                41,613                   228,812           118,227
    Supplies and small tools                   26,196                30,627                   110,024            94,293
    Tax and license                            10,724                26,307                    33,379            33,383
    Telephone and utilities                    89,922                40,199                   183,880           103,243
    TNN Show                                        -                     -                   574,700                 -
                                          -----------          ------------             -------------      ------------
         Total expenses                   $ 1,790,762          $  1,579,826             $   5,499,991      $  3,412,859
                                          -----------          ------------             -------------      ------------

Income (loss) before income tax           $   102,448          $    195,244             $ (1,478,908)      $    193,714

Income tax expense                             38,930                74,193                 (502,829)            73,611
                                          -----------          ------------             -------------      ------------

Net income (loss)                         $    63,518          $    121,051             $   (976,079)      $    120,103
                                          ===========          ============             =============      ============

Earnings per share (Note 6)               $      0.01          $       0.03             $      (0.23)      $       0.03





                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Period Ended September 30
                                                                 -------------------------
                                                              1996                      1995
                                                              ----                      ----
Cash flows from operating activities                  $   (824,337)             $     (7,913)

Cash flows (used in) investing activities,
     purchase of equipment                                (536,874)                 (787,816)

Cash flows (used in) financing activities,
     payments on long-term debt                            939,664                   308,711
                                                      ------------              ------------

Net increase (decrease) in cash                       $   (421,547)             $   (487,018)

     Cash at beginning of period                      $    458,448              $    765,113
                                                      ------------              ------------

     Cash at end of period                            $     36,901              $    278,095
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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company's December 31, 1995 and 1994 consolidated financial statements and September 30, 1996 and 1995 consolidated financial statements have been restated to reflect the above stated revenue recognition policy for its Lost Dutchman's membership sales from a policy of recognizing most of the revenue upon execution of a sales contract and the expiration of the refund period as previously reported. In addition, the consolidated financial statements have been restated to eliminate all barter advertising revenue as previously reported. The Company's changes in accounting policy and in revenue recognition policy have resulted in the following changes in assets, shareholders equity, sales revenue, operating expenses and profits for the nine months ended September 30, 1996 and 1995:

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    As Previously              Change in                Barter            As Restated
                                    -------------              ---------                ------            -----------
                                       Reported               LDMA Sales              Eliminated
                                       --------               ----------              ----------
                                                              Accounting
                                                              ----------
9-30-95
-------
Assets                                  7,251,171             (3,327,746)                      -            3,923,425
Shareholder equity                      4,343,099             (2,295,496)                      -            2,047,603
Total net revenue                     $ 7,416,683            $(1,028,710)            $(2,781,400)         $ 3,606,573
Operating expenses                      6,363,554               (169,295)             (2,781,400)           3,412,859
                                      -----------            ------------            ------------          ----------
   Net income before tax                1,053,129               (859,415)                      -              193,714
Income tax expense                        292,500               (218,889)                      -               73,611
   Net income                             760,629               (640,526)                      -              120,103
   Earnings per share                 $       .19            $      (.16)     $                -          $       .03



9-30-96
-------
Assets                                 10,265,021             (5,302,294)                      -            4,962,727
Shareholder equity                      5,507,713             (3,905,103)                      -            1,602,610
Total net revenue                     $ 9,706,649            $(2,607,941)            $(3,077,625)         $ 4,021,083
Operating expenses                      8,892,472               (314,856)             (3,077,625)           5,499,991
                                        ---------            ------------             -----------          ----------
   Income before income                   814,177             (2,293,085)                      -           (1,478,908)
       tax
Income tax expense                        295,000               (797,829)                      -             (502,829)
Net income                                519,177             (1,495,256)                      -             (976,079)

Earnings per share                    $       .12            $      (.35)            $         -          $      (.23)

As of December 31, 1995 scheduled payments and amounts to be recognized as income in future years from existing Lost Dutchman's membership sales contracts are:

                                   Scheduled            Revenue to Be
                                   ---------            -------------
                                    Payments               Recognized
                                    --------               ----------
1996                              $  981,624               $1,072,865
1997                                 902,957                1,072,865
1998                                 800,538                1,072,865
1999                                 698,617                1,072,865
2000                                 426,045                1,045,332
2001 and after                    $1,465,629               $3,486,377
                                  ----------               ----------

Total                             $5,275,410               $8,823,169
                                  ==========               ==========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

                                                                    September 30      September 30        December 31
                                                                    ------------      ------------        -----------

                                                                          1996             1995               1995
                                                                     -----------       -----------        -----------

Membership recreational mining properties:
    Land                                                             $   859,677       $   600,677        $   604,477
    Buildings and improvements                                            79,985            67,396             66,845
                                                                     -----------       -----------        -----------
                                                                         939,662           668,073            671,322
     Less accumulated depreciation                                       (29,105)          (20,604)           (24,605)
                                                                     -----------       -----------        -----------
                                                                     $   910,557       $   647,469        $   646,717
                                                                     ===========       ===========        ===========

Alaska recreational mining properties:
    Land                                                             $ 1,204,773       $ 1,202,373        $ 1,202,373
    Buildings and Improvements                                           444,549           444,549            444,549
    Vehicles and equipment                                               888,511           839,137            842,137
                                                                     -----------       -----------        -----------
                                                                       2,537,833         2,486,059          2,489,059
    Less accumulated depreciation                                     (1,002,007)         (912,007)          (939,007)
                                                                     -----------       -----------        -----------

                                                                     $ 1,535,826       $ 1,574,052        $ 1,550,052
                                                                     ===========       ===========        ===========
  Equipment and Leasehold Improvements:

    Furniture and fixtures                                           $     63,73       $    17,414        $    38,914
    Equipment                                                            425,800           124,739            255,259
    Vehicles                                                              99,033            94,102             94,102
    Leasehold improvements                                                27,748             8,876              8,876
                                                                     -----------       -----------        -----------
                                                                         616,311           245,131            397,151
    Less accumulated depreciation                                       (196,281)         (156,742)           170,181
                                                                     -----------       -----------        -----------

                                                                     $   420,030       $    88,389        $   226,970
                                                                     ===========       ===========        ===========

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  This report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1995.

  COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended September 30, 1996 were $1,893,210, a modest increase of $117,540 or 7%, compared to revenues of $1,775,670 for the quarter ended September 30, 1995. This increase was primarily the result of increases in two items of revenue, Advertising and the Trips Division. Advertising revenue increased substantially to $181,655 for the quarter ended September 30, 1996 compared to $124,652 for the quarter ended September 30, 1995, due primarily to an increase in advertising revenue for The Outdoor Channel. Revenues from the Trips Division was up significantly to $755,420 for the quarter ended September 30, 1996 compared to $608,945 for the quarter ended September 30, 1995, due to increased sales of the Alaska trip. Membership sales were $950,003 for the quarter ended September 30, 1996 compared to a higher amount of $1,036,108 for the quarter ended September 30, 1995. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, in the Third Quarter of 1996, the Company increased its sales for the Alaska Trip and keep revenue for membership sales to a small decline.

         Expenses. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended September 30, 1996 were $1,790,762, an increase of $186,045, or 12%, compared to $1,604,717 for the quarter ended September 30, 1995. This increase was predominately due to change in specific line items. Compensation and Related Payroll Costs accounted or the majority of the increase in expenses at $395,211 for the quarter ended September 30, 1996, compared to $283,285 for the quarter ended September 30, 1995. This increase was due to the cumulative addition of executive, sales and administrative personnel for The Outdoor Channel during the period after September 30, 1995. Shows and Seminars increased significantly to $83,262 for the quarter ended September 30, 1996 compared to $41,613 for the quarter ended September 30, 1995, due primarily to increased activity at trade shows for The Outdoor Channel. Telephone and utilities increased substantially to $89,922 for the quarter ended September 30, 1996 compared to $40,199 for the quarter ended September 30, 1995, due predominately to increased telemarketing efforts for the Company's business divisions separate from The Outdoor Channel. Other items did not vary significantly or the variation was overall not a relatively large amount.

         Income Before Income Taxes. Income before income taxes decreased as a percentage of revenues to 5% for quarter ended September 30, 1996 compared to 11% for the quarter ended September 30, 1995, due to revenues increasing more than expenses for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995.

         Income Tax Expense. Income tax expense for the quarter ended September 30, 1996 was $38,930 compared to $64,734 for the quarter ended September 30, 1995, due to the Company having greater expenses for the quarter ended September 30, 1996, compared to September 30, 1995.

  GENERAL

         Management of Global continued its emphasis on the growth and development of The Outdoor Channel during the third quarter of 1996. Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has achieved substantial visibility in the cable industry. The Company is committed to converting visibility for The Outdoor Channel's programming into greater distribution into cable households. Greater distribution will allow the Company to charge higher advertising rates, command subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products. This strategy is a principal contributing factor to increased Company expenses.

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

         The Company has continued to aggressively market Lost Dutchman's, other memberships and products in 1996.

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

         On August 5, 1996, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission ("SEC") for a follow-on public offering of the Company's Units. The Units consist of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock. The presently anticipated price of the Units is $8.00 each. The offering is for a minimum of $200,000 and a maximum of $5,000,000 and is being conducted on a best efforts basis by the Company, Selected Broker-Dealers/Underwriter. The Company anticipates contributing substantially to the sale of Units by referring persons to Selected Broker-

  Dealers/Underwriters, in which case, such firms will receive a lower sales commission. In a comment letter date August 22, 1996, the SEC proposed that the Company's financial statements be revised to defer revenue for lifetime Lost Dutchmans memberships and amortize it on a straight line basis over the estimated period which the member is expected to use the land and facilities.

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

         As of November 14, 1996, the Company anticipated that it would require additional short-term financing in the amount of $400,000 by mid January 1997 to meet its anticipated cash flow obligations for the following three months. The Company was also considering obtaining collateralized loans from a principal shareholder. Management believes that the Company's existing cash resources and anticipated cash flows from operations, when combined with short-term financing of $400,000 and with the net proceeds of the offering in an amount of $1,000,0000, would be sufficient to fund the Company's operations at current levels for the next year. To the extent that such amounts are insufficient to finance the Company's working capital requirements and the Company does not raise at least $1,000,000 in net proceeds in its proposed offering, the Company could be required to seek financing in addition to the $400,000 the Company believes it will require in the short-term. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

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


                                       GLOBAL OUTDOORS, INC.
                                           (Registrant)


  Dated:  January 30, 1997             By: /s/ PERRY T. MASSIE
                                          --------------------------------------
                                          PERRY T. MASSIE,
                                          President and Chief
                                          Executive Officer




  Dated:  January 30, 1997             By: /s/ DAVID M. ASHWOOD
                                          --------------------------------------
                                          DAVID M. ASHWOOD,
                                          Chief Financial Officer
                                    (Principal Financial and Accounting Officer)