Form 10KSB
period 1996-12-31
GLOBAL OUTDOORS INC
filed 1997-05-06
CIK 760326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ____________ to _____________

Commission file number :  0-17287

                              GLOBAL OUTDOORS, INC.
             (Exact name of registrant as specified in its charter)

              ALASKA                                     33-0074499
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          43445 BUSINESS PARK DR. SUITE 113, TEMECULA, CALIFORNIA 92590
            (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (909) 699-4749

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $5,485,008.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         On April 2, 1997, 772,922 shares of voting Common Stock were held by non-affiliates of the registrant. On Said date the aggregate market value of such Common Stock was $3,188,303.

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                             Number of Shares Outstanding
           Class                                   at April 2, 1997
           -----                                   ----------------
       Common Stock                                    4,128,814


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

         None.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTORY

The following information includes forward-looking statements. Actual results could differ materially.


GENERAL

               Global Outdoors, Inc. (the "Company" or "Global") owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving and recreational gold prospecting. Launched as a part-time network in June 1993, The Outdoor Channel progressed to a full-time channel in April 1994 and since then has continued to develop its management, programming, distribution and revenue. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA"), the Trips Division and a 51% interest in American Prospecting Equipment Company ("APEC"). Lost Dutchman's is a national recreational gold prospecting campground club with over 5,000 members and properties in California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. Since January 1993, Lost Dutchman's has added five properties and approximately 3,500 members. GPAA is the largest recreational gold prospecting club in the world with approximately 50,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. American Prospecting Equipment Company markets products related to the recreational prospector. APEC publishes a products catalog which is distributed to members of the GPAA. The Company's Trips Division sponsors unique recreational prospecting trips to California's Motherlode area and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska. In February 1995, the Company acquired 100% of GPAA, the shareholders of which are Global's principal shareholders, for 2,500,000 shares of Common Stock valued at $8,750,000 and potential Earn Out Shares (See Certain Transactions). At the time of the acquisition, GPAA in addition to its other interests owned The Outdoor Channel. The Company was incorporated in Alaska on October 22, 1984. Effective July 23, 1996, the Company changed its name to Global Outdoors, Inc. from Global Resources, Inc. to better reflect the nature of the Company's business. The Company's NASDAQ trading symbol "GLRS" remained unchanged.


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

               Increase Advertising Revenue and Subscriber Fees Derived From The Outdoor Channel: The Company believes that as the quality and popularity of The Outdoor Channel increase, the Company will be able to increase advertising rates on The Outdoor Channel and increase subscriber fees from cable operators. On June 1, 1996, The Outdoor Channel introduced a five year rate card which requires new affiliates to begin paying subscriber fees that increase each year throughout the term. In addition, the Company intends to offer "charter" or reduced advertising rates to large national advertisers in an effort to attract reputable, well-known advertisers who will be willing to pay higher rates as The Outdoor Channel achieves greater distribution.

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


THE OUTDOOR CHANNEL

               The Outdoor Channel, Inc. ("The Outdoor Channel") was incorporated under the laws of the State of Nevada on December 10, 1990, under the name Gold News Network, Inc., as a wholly owned subsidiary of GPAA. Initially, The Outdoor Channel produced the "Gold Prospector Show." In early 1993, due to the success of the Gold Prospector Show, the owner of The Outdoor Channel, GPAA., decided to launch a satellite television network. Not wanting to limit the scope of the incipient channel to gold prospecting, it was decided to name the channel, The Outdoor Channel. To reflect the diversity of programming The Outdoor Channel had achieved, in July 1994, the channel's incorporated name was changed to The Outdoor Network, Inc. In December 1996, the incorporated name was changed to its present name, The Outdoor Channel, Inc.

               The Outdoor Channel is a premier provider of a full range of quality programming related to outdoor activities and is one of the only television networks whose programming specifically targets the interests and concerns of the huge number of persons interested in the outdoors. The Outdoor Channel provides the Company, as well as other advertisers, with a cost effective means to promote goods and services to a large and rapidly increasing market. In addition, The Outdoor Channel affords cable operators the opportunity to both attract subscribers from a significant market segment not specifically targeted by other programming services and respond to cable subscribers' demands for more outdoor-related programming.


DISTRIBUTION AND CABLE SUBSCRIBERS

               The Outdoor Channel's programming is offered mainly by means of satellite and through contractual relationships with operators of cable television systems and broadcast stations. The Company estimates that approximately 65 million households in the United States have cable television and that the home satellite market has attracted another 5.5 million households. Industry statistics indicate that approximately 12,000 additional C-Band home satellite dishes are being installed each month. In addition, "wireless cable" ("MMDS"), new video systems presently being built by telephone companies and the recent development of direct-broadcast satellite ("DBS") companies provide additional opportunities for the Company to distribute The Outdoor Channel. The Company believes that The Outdoor Channel can currently be viewed by approximately 8 million households.

               The Company transmits all of its programs from its production facility located in Temecula, California by means of a master control room that is linked via fiber optic cable to an earth station transmitting antenna (an "uplink"), which the Company leases under a service agreement. The uplink facility transmits The Outdoor Channel's programming signal over an orbiting Hughes Communications Galaxy 1R satellite transponder to cable system headend receiving antennae and satellite dishes throughout the United States and Canada. The Company has editing equipment at its production facility which is used to assemble programs that are produced in house, edit acquired programming and insert advertising spots. The Company also has several filming sets at its production facility from which some of its in house programming is produced.

               Under its current national carriage agreements with multiple systems operators ("MSOs") and carriage agreements with the MSOs' individual cable affiliates, the Company typically offers MSOs and their cable affiliates the right, for a nominal subscriber fee to broadcast The Outdoor Channel to their subscribers for five years and the Company provides the MSOs and their cable affiliates with two minutes per broadcast hour of local advertising time. In June 1996, the Company ended its charter affiliate offer which gave the cable operator The Outdoor Channel free for 5 years. A total of 210 cable operators representing approximately 3,000,000 subscribers signed charter affiliate contracts, of which approximately 500,000 subscribers have been launched. The new carriage agreement which calls for modest license fees beginning in 1997 has been signed by 119 cable operators representing over 7,819,300 subscribers of which approximately 151,000 have been launched. There are 36 cable operators who have launched The Outdoor Channel without signed national carriage agreements representing approximately 16,000,000 subscribers, of which approximately 150,000 have launched. The Company is in active negotiations with such cable operators including Tele-Communications, Inc. , the largest MSO in the country. The Company believes that it will be able to enter into more affiliation agreements in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. In addition, the Company intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel. To date, The Outdoor Channel is available in a total of approximately 750,000 cable households.

               The Outdoor Channel is also broadcast via satellite to those homes and businesses that have large analog satellite receivers. Given the fact that approximately 5,500,000 homes and businesses own satellite receivers, the Company believes that this means of broadcasting provides an unique opportunity for the Company to attract advertisers as well as advertise and market the Company's other outdoor-related products and services. The company intends to encrypt its signal by the end of 1998 requiring satellite viewers to purchase subscriptions. The Outdoor Channel is also carried by broadcast stations in certain markets reaching another 1.2 million households.

               DBS providers, such as DirecTv, Prime Star and EchoStar represent an additional, although smaller, means of potential distribution of The Outdoor Channel. The Company believes that distribution by means of DBS will increase as market acceptance and the installed base of DBSs increase. At this time The Outdoor Channel is seeking DBS distribution but has no agreements for such distribution.

               The Company also plans to increase international distribution of The Outdoor Channel, and has applied for trademarks in various foreign countries including Canada, France, Taiwan, Hong Kong, Australia, New Zealand, Germany and The United Kingdom. The Company recently completed initial negotiations with a major packager and distributor of cable channels for international markets, and expects to begin international distribution in 1997.


ADVERTISING

               The Company derived $960,462 from advertising revenue for the year ended December 31, 1996. The Company received $730,305 for cash sales of advertising time on The Outdoor Channel and received $230,157 for advertising in its publications such as the Gold Prospector magazine. Compared to most other television networks, The Outdoor Channel's success is not as dependant upon obtaining advertising revenue due to the fact that the Company advertises and markets many of its own products and services on The Outdoor Channel, including trips offered through the Global Outdoors' Trips Division and memberships offered in Global Outdoors's GPAA and Lost Dutchman's clubs. The Company anticipates that it will continue to derive a substantial portion of its revenue from the sale of products and services to specialty or niche markets; however, the Company is also focusing its efforts on attracting national and local advertisers who are interested in reaching these markets. The Company engages in "barter" advertising transactions under which the Company acquires programming from third parties in exchange for a portion of the advertising time within such programming. The Company does not recognize any of the barter advertising as revenue. The Company will also continue to enter into "barter" advertising transactions but the long term plan for the Company is to slowly replace the barter programming with programming that is either produced in house or is acquired, giving the Company control of 100% of the advertising time within these programs.

               The Company believes that advertising on The Outdoor Channel is attractive to advertisers because it allows them to execute both a general market strategy of reaching more cable television viewers and a target market strategy of reaching consumers interested in outdoor-related activities. The Company believes that over the past 15 years, cable television has captured a greater share of advertising budgets and that during this period, the overall ratings for the major networks (ABC, CBS and NBC), and for local broadcast stations, have declined, while over the same period the overall ratings for basic cable television programming services have increased. Because ratings are a significant factor in determining both advertisers' placement strategy and the pricing of advertising time, cable advertising revenues have grown significantly faster during this period than those of broadcast networks.

               In addition, the Company believes that The Outdoor Channel will benefit from the trend in advertising strategies toward greater market segmentation. The Company believes that a significant number of major national advertisers of outdoor-related products and services are dedicating a larger share of their advertising budgets to target the consumer interested in outdoor-related activities, in an effort to increase their share of this large and rapidly growing market. Industry sources estimate that the outdoor life-style market is currently worth approximately $190 billion yearly worldwide. Therefore, the Company believes that advertisers, including manufacturers and providers of outdoor-related products and services, will increasingly advertise on The Outdoor Channel because it will provide them with a cost effective means to reach a significant number of consumers interested in outdoor-related activities. Many well known companies have advertised on The Outdoor Channel with much of such advertising revenue belonging to third parties who provide barter programming for advertising time. Advertisers on The Outdoor Channel who have paid The Outdoor Channel directly include Subaru Corporation, Honda Corporation, Sears, Sprint, AT&T, Bushnell Sports Optics, Sorel Boots and The National Rifle Association.

               Advertising time on The Outdoor Channel is marketed and sold by MediaAmerica, Inc., the Company's exclusive national advertising sales representative located in New York, and by the Company's advertising sales director located in Temecula, California. The Company intends on modestly increasing the size of its advertising sales staff.


PROGRAMMING

               The Outdoor Channel produces approximately 9% of its programming and acquires the remainder from external sources. Program offerings include shows devoted to hunting, fishing, recreational gold prospecting, rodeo and scuba diving, as well as talk shows emphasizing issues relating to the outdoors.

               The Company's originally produced programming is focused on providing entertainment, education, consumer values and a balanced approach to the use of outdoor natural resources. The Company produces its programs with the outdoor enthusiast in mind, often after considering suggestions and recommendations of its viewers. Therefore, the Company believes that its programming, as opposed to its competitors' programming, accurately represents the values and interests of the outdoor community. Most of the Company's originally produced programming is produced in a production facility leased by the Company and located in Temecula, California.

               To complement its originally produced programming, the Company acquires programs from independent film and television production companies. Typically the programs have previously aired in various regional markets and The Outdoor Channel is acquiring the national broadcast rights for the programs. The Outdoor Channel is often one of the few national television outlets for these types of programs and, therefore, exhibition rights are relatively inexpensive. In certain instances the Company is able to acquire programming in exchange for a portion of the advertising time within such programming. The Company exhibits the acquired productions pursuant to licensing agreements with suppliers who generally own the copyrights to such programming. Licenses to air acquired programming generally run for a calendar quarter to one year and entitle the Company to show each episode several times. Examples of programming acquired from third parties include "Call of the Wild," "In-Fisherman," and "Exploring Idaho."

               In 1997, the Company plans to produce and acquire higher quality programming for The Outdoor Channel which the Company believes will enable it to obtain greater distribution and increase advertising rates. In addition, the Company plans to offer additional programming which will be of interest to a wider demographic.

MARKETING

               Because it owns other outdoor-related businesses, The Outdoor Channel affords the Company the unique opportunity to market and sell its own outdoor-related products and services. The Company estimates that it has had several hundred thousand responses to outdoor-related products, services and memberships as a direct result of the Company's marketing efforts on The Outdoor Channel. As the network achieves greater name recognition and distribution, the Company anticipates that it will be able to increase sales of its products and services, as well as its sales and exclusive distribution of products produced by third parties. However, there can be no assurance that this will be the case.

               Outdoor-related products and services currently marketed by the Company on The Outdoor Channel include those of Lost Dutchman's, GPAA, the Trips Division and the Products Division ("APEC"). In addition, the Company believes it is close to an agreement in principle with a major producer of "infomercials" for a marketing partnership to develop private label products under one or more of the Company's brands, produce infomercials and other marketing materials, and market the products through The Outdoor Channel and other media.

               LOST DUTCHMAN'S

               Lost Dutchman's is a national recreational gold prospecting campground club, with campgrounds in California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. Lost Dutchman's currently has over 5,000 members, approximately 1,600 and 1,000 of which joined in 1995 and 1996, respectively. Lost Dutchman's memberships cost up to $4,500 with annual dues presently set at $96; however, significant discounts are available to those members who purchase memberships at Company sponsored outings or trade shows.

               Lost Dutchman's members are entitled to use any of the fourteen campgrounds owned by the Company or by an affiliated organization, pursuant to a mutual use agreement between the Company and such organization. Members are entitled to keep all gold found while prospecting on any of the Company's properties. The Company is committed only to those duties which would be required as an absentee owner of raw land, such as the payment of property taxes. Five of the properties have a caretaker which the Company has been able to retain at a minimal stipend which averages about $450 per month. The caretaker's job it is to provide minor repairs and maintenance such as keeping the weeds down, cleaning bathrooms and other facilities, if any, and generally taking care of the property and the campers. It is worthy of note that in the past when a major improvement has been made to a property such as a building, a clubhouse or road that Lost Dutchmans members have contributed both labor and materials towards its construction so that the Company had very little cost in the project. It is the Company's intention to actively acquire and develop additional recreational properties and to add recreational facilities and improvements at current camps.

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

               GPAA

               GPAA is the largest recreational gold prospecting club in the world, with approximately 50,000 active members. In addition, GPAA publishes and sells the Mining Guide, which contains detailed information on mining claims comprising approximately 500,000 acres and is updated annually, as well as the bi-monthly Gold Prospector magazine, which has a distribution of approximately 100,000 copies. GPAA also operates gold prospecting trade shows and conventions, from which the Company derives revenue from admissions and booth rentals, and sells recreational gold prospecting-related merchandise, including gold pans, hats, jackets and belt buckles.

               GPAA's initial memberships cost $67.50, and members are entitled to receive a 14" gold pan, an annual subscription to the Gold Prospector magazine, an annual subscription to the quarterly Pick & Shovel Gazette, a current

GPAA Mining Guide and Prospecting Permit as well as related merchandise. Annual renewal membership fees range from $20 to $59. The Company markets and advertises GPAA memberships and products on The Outdoor Channel.

               THE TRIPS DIVISION

               The Trips Division offers unique recreational gold prospecting trips to residents of the United States and Canada. The principal trip offered by the Trips Division is the annual trip to Alaska, the fees for which are up to $1,950 per week and $950 per additional week, that include round-trip transportation to and from Seattle, Washington. The Alaska Trip Crew usually arrives in early June with the camp closing in mid August. The Alaskan expedition begins in Nome, Alaska where participants are taken to the Company's 2,300-acre camp on the Cripple River adjacent to the Bering Sea. In 1996, the Alaska trip had approximately 378 participants, and the Company expects that the number of participants will increase in the future due to the Company's increased advertising and marketing efforts on The Outdoor Channel, as well as advertisements in the Gold Prospector magazine and on the Gold Prospector's Show.

               In 1995, the Company augmented the Alaska Trip with a one week cruise from Seattle to Anchorage. In 1995, approximately 80 people participated in the Cruise.

               The Company introduced an Australia Expedition in 1995. The expedition's destination is to Leonora, near Kalgoorlie in Western Australia. The Western Australia gold fields are some of the richest in the world. In 1995, approximately 10 people participated in the expedition. Beginning April 1 through October 20, 1996 the Australian expedition was expanded and consisted of 6 two week and 6 four week excursions into the Australian outback. The price of the expedition is $4,950 for four weeks or $3,950 for two weeks and includes airfare from Los Angeles, accommodations and meals. This trip has been suspended in 1997 pending the retention of a new trip leader.

               AMERICAN PROSPECTING EQUIPMENT COMPANY

               American Prospecting Equipment Company ("APEC") markets recreational prospecting related products. APEC distributes a sales catalog and has distribution agreements with equipment manufacturers including Homelite, 3M and various others. The catalog is distributed to members of the GPAA and at company sponsored conventions.


COMPETITION

               There is intense competition for viewers among companies providing programming services via cable television and through other video delivery systems. More than 120 programming services are currently distributed nationwide by satellite to cable systems. The Outdoor Channel competes for advertising revenues with other national cable programming services, broadcast networks, local over-the-air television stations, broadcast radio and the print media. The Outdoor Channel's direct competitors include the Outdoor Life Network and to a lesser extent, The Nashville Network and ESPN. More generally, The Outdoor Channel competes with various other leisure-time activities such as home videos, movie theaters, and other alternative forms of information and entertainment.

               The Outdoor Channel also competes for available channel space on cable television systems with other cable programming services and nationally distributed and local television stations. As of the end of fiscal 1996, there were numerous basic cable programming services and several superstations.

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

               The Company believes that The Outdoor Channel has a competitive advantage over other outdoor-related programming services in obtaining distribution, due to the fact that The Outdoor Channel offers cable operators the opportunity to broadcast The Outdoor Channel for low subscriber fees for five years. The Company also believes that it has an advantage over its competitors in attracting advertisers of outdoor-related products and services because the Company, unlike its competitors, broadcasts The Outdoor Channel to approximately
5.5 million satellite receivers, currently charges relatively low advertising rates and offers its advertisers exposure through a programming format which focuses exclusively on the traditional outdoor lifestyle of hunting, fishing, camping and related outdoor activities. In addition, while developments such as digital compression and new distributors in the cable marketplace may have the effect of increasing competition for The Outdoor Channel, they also create tremendous potential for additional distribution for the network.

               Global is not aware of any company that is in direct competition for the type of recreational activity it provides through the Alaska Trip. Global believes it has an advantage in promoting its trip in Alaska due to its association with the GPAA and its ability to utilize the Gold Prospector magazine, The Outdoor Channel and the Company's gold shows. Persons planning an Alaska gold prospecting venture would be expected to evaluate other camps in Alaska, as well as the option of undertaking a trip not associated with a group. The table below lists the approximate number of participants in the "Alaska Trip" since 1990 by Global.

              Year             Participants
              ----             ------------
              1990                 172
              1991                 220
              1992                 215
              1993                 579
              1994                 538
              1995                 369
              1996                 378

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


EMPLOYEES

               As of December 31, 1996, the Company had a total of 53 employees of which 50 were full time. The Company also engages the services of additional employees during the Alaskan trip offered by the Trips Division. During 1996, the Company engaged the services of approximately eight such seasonal employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


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


ITEM 2. DESCRIPTION OF PROPERTIES.

               Information with respect to the location and general character of Global's materially important properties is as follows.

CRIPPLE RIVER

               The Cripple River property which now includes the Arctic Creek property consists of approximately 2300 patented (*See definition of "patented," below) acres and is located in the Cape Nome area of Alaska. The Cripple River property is the principal destination of the "Alaska Trip" participants. It is the former location of a large historic gold mining operation. The Company has constructed over 130 rooms on the property for trip participants. Also, Global has constructed a chow hall, Saloon (non-alcoholic), general store, gold recovery plant, small commercial gold mining plant, drinking and wastewater treatment facilities and other buildings. In addition to recreational gold mining the Cripple River property has excellent fishing including yearly runs of pink and silver salmon.


LOUD MINE

               The Loud Mine is located in White County, Georgia, near the eastern end of Georgia's famous Dahlonega Gold Belt, which stretches diagonally (southwest to northeast) across the north end of the state. The camp's office is staffed with a full-time caretaker. Campground facilities include a clubhouse, bathrooms, showers and a dump station. Camping is available for 250 or more persons. Approximately one-third mile of Town Creek and one of its smaller tributaries meander through this 38 deeded acre property. Dredges of up to 4" intake may be used in Town Creek. Highbanking, sluicing and panning also are popular. Deep layers of alluvial gravels, separated by dense clay layers, overlay soft bedrock (saprolite) throughout this region. Numerous gold-bearing quartz veins run through the Loud Mine property. Some "Loud" gold is smooth, but coarse gold is mostly found, indicating that it is still relatively close to its source.


STANTON PROPERTY

               The Stanton property consists of 35 patented acres and is located approximately 50 miles northwest of Phoenix, Arizona. It is contiguous with 85 acres owned by an affiliated organization with which Global has a mutual use agreement. Either on Global's property or the other organization's property there are sanitary facilities, showers, club house, pool room, card room, library, kitchen area with sink, water and electric outlets, 65 sites for hookups and parking for several hundred self contained units. Gold is present throughout the property from surface to bedrock.


LEADVILLE PROPERTY

               The Leadville property is located in Lake County, Colorado was acquired in August 1995. The camp is approximately 60 patented acres in the heart of Colorado's historic mining area. At over 11,000 feet in elevation, it has spectacular scenery including views of the two highest peaks in Colorado. This is a primitive campground with no facilities. Future plans include bathrooms, showers and a clubhouse. Completion of future improvements is estimated at 1 to 2 years. There is camping for up to 200 self-contained recreational vehicles.

OCONEE CAMP

               The Oconee Camp is located in the northwest corner of South Carolina and just north of Walhalla was acquired in June 1995. This camp consists of 120 acres of deeded property. Oconee is a primitive campground with no facilities. Future plans include bathrooms, showers, water and a clubhouse. Completion of future improvements is estimated at 1 to 2 years. There is Camping for up to 250 self-contained recreational vehicles.


VEIN MOUNTAIN CAMP

               The Vein Mountain Camp is located in West Central North Carolina approximately 7 miles from the town of Marion and was acquired in February 1996. The Camp consists of 130 deeded acres located in the middle of North Carolina's motherlode. Between 1829 and 1830 7 pound nuggets were reported to have been taken from the property. During the same era a 28 pound nugget and 200 pound mass of gold and quartz were reported to have been taken within several miles of the property. There are presently no improvements on the property. There is camping for up to 250 self-contained recreational vehicles.


BURNT RIVER/ CAVE CREEK

               The Burnt River Camp consists of 135 patented acres and the adjacent Cave Creek property consists of 32 patented acres. These properties are located in eastern Oregon and have a clubhouse, sanitary facilities, dump station, restrooms and showers. There is dredging and excellent Highbanking along the Burnt River. The Cave Creek property is a slender parcel of land that takes in about one mile of Cave Creek, providing abundant ground for recreational prospecting.


JUNCTION BAR PLACER

               The Junction Bar Placer is located at the confluence of the Klamath and Scott Rivers in northern California. Fourteen of the property's 26 acres of patented land are zoned Highway Commercial. With frontage on both Highway 96 and Scott River Road, this property has excellent development potential. Global has begun to develop the Junction Bar Placer. Global has conducted a survey of the property as well as contracted an architect to draw plans for a campground facility. Approximately $9,000 was expended on the project in 1992. Global commenced work on obtaining local approval to construct facilities in 1995. The camp will only be constructed if the Company has sufficient cash on hand to complete the project. Members of Lost Dutchman's have expressed great interest in this property and Membership sales could be enhanced upon completion of the campground.


AMERICAN CREEK

               The American Creek claims consist of five U.S. Federal mining claims in the Cape Nome area of Alaska. There are certain improvements and mining equipment thereon including a bucket line gold dredge, machine shop and airstrip. The dredge was partially operated in the summer of 1988, more fully operated in 1989 and due to mechanical problems only partially operated in 1990, 1991 and 1992. Operations are not anticipated for 1997. In 1989 the Dredge produced approximately 8.5 ounces of gold with global's share being 2.5 ounces and trip participants dividing up 6 ounces. In 1990 the Dredge produced a small and undetermined amount of gold which was divided up entirely among the Dredge Crew. The Dredge produced no gold in 1988 and 1991. The Dredge Crew also had the opportunity to operate small gold recovery machines at American Creek in 1989, 1991 and 1992. In 1996, it is anticipated that only experienced Dredge Crew members will work at American Creek and will perform limited exploration work on the claims.

OMILAK SILVER MINE

               The Omilak Silver Mine consists of approximately 40 acres of patented land and is located about 80 miles northeast of Nome, Alaska. The property has on it previously existing equipment, mine shafts, rail and mine cars and several buildings including a two-story bunk house constructed by Global. The Omilak Silver Mine, in addition to recreational uses, has the potential for being reactivated as a commercial silver mine. At such time, as Global has sufficient resources, the price of silver warrants and Global believes it is timely, the Company intends on evaluating the Omilak property.


HIGH DIVIDE PROPERTY

               The High Divide property consists of 20 acres of patented land and is located in Esmeralda County, Nevada. This property is remote and there are no facilities. It was patented for lode mining but placer gold is present in the area.


NEDERLAND PROPERTY

               The Nederland property consists of 5 patented acres located in Boulder County, Colorado. There are no facilities on this property. The area around the Nederland property has produced over 1 million ounces of gold since 1858. This property has mostly silver with small amounts of gold.


* Patented land is United States public land that has been transferred to private fee simple ownership. Mining claims can be perfected into patented land which is what occurred on some of the Company's properties before the Company acquired those properties.

ITEM 3. LEGAL PROCEEDINGS.

               From time to time Global is a party to litigation arising in the normal course of its business, none of which existing on the date hereof in the opinion of management will have a material effect on Global's operations or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)            Not Applicable.

(b)            Not Applicable.

(c)            Not Applicable.

(d)            Not Applicable.


                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

          Commencing on March 7, 1990, Global's Common Stock was listed on NASDAQ under the trading symbol "GLRS". The following table sets forth for the quarters indicated the reported high and low closing sales prices as reported by NASDAQ.

                                                            High          Low
                                                            ----          ---
1995 First Quarter                                          4.88          3.75
     Second Quarter                                         5.00          4.12
     Third Quarter                                          4.75          3.12
     Fourth Quarter                                         5.75          3.50

1996 First Quarter                                          5.75          4.62
     Second Quarter                                         5.50          3.75
     Third Quarter                                          5.00          3.75
     Fourth Quarter                                         5.00          1.75

          On September 12, 1994, Global effected a 2 for 1 forward split of its Common Stock. On March 4, 1992, Global effected a 1 for 20 reverse split of its Common Stock. Share amounts and prices herein have been restated to reflect the foregoing splits. On May 1, 1989, Global distributed a special Common Stock dividend payable at the rate of one share of Common Stock for every ten shares of Common Stock held.

          Shareholders who purchased Common Stock before the aforementioned stock splits and dividend need to be mindful that their holdings have been adjusted to reflect these splits and dividend.

          In October 1991, February 1993, April 1994, November 1995 and December 1996, Global authorized the paying of a Stock dividend to Global's Preferred Stockholders to satisfy Global's obligation for the years 1991, 1992, 1993, 1994 and 1995 of paying a dividend to the holders of Global's Preferred Stock.

          No other dividends have been declared with respect to Global's common shares since inception. Global intends on paying the 10% stock dividend to the holders of its Preferred Stock as of December 31, 1996, in 1997 payable at the rate of one share of Common Stock for each ten shares of Preferred stock held for an aggregate Common stock dividend of approximately 6,078 shares of Common Stock. It is not likely Global will pay any cash dividends in the foreseeable future. Global intends to reinvest earnings, if any, in its operations.

          There is presently one market maker for the Preferred Stock issued in Global's second public offering. The NASD has informed Global that in order for the Preferred Stock to be listed on NASDAQ a minimum of 100,000 shares must be outstanding. At present, Global has 60,675 shares of Preferred Stock outstanding. Each share of Preferred Stock is convertible to 1 share of Common Stock which conversion would afford greater liquidity for a Preferred shareholder. Global would consider a stock split in order to qualify the Preferred Stock for NASDAQ if sufficient requests from Preferred shareholders were received.

          In May 1995, Global commenced a private placement of Units consisting of two shares of Common Stock and one Class E Warrant to purchase Common Stock. The private placement was closed in January 1996, with 110,984 Units being sold at $7.50 per Unit to 61 investors for a total of $832,380. In 1996, Global also issued 27,640 shares of Common Stock to various persons for services rendered to the Company.

          As of March 31, 1997, Global had 893 shareholders of record of its Common Stock and 210 shareholders of its Preferred Stock.

          On January 31, 1997, the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") in 1996 was declared effective by the SEC. The Registration Statement is for a follow-on public offering of the Company's Units. The Units consist of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock and are presently being offered at a price $8.00 per Unit. The offering is for a minimum of $200,000 and a maximum of $5,000,000 and is being conducted on a best efforts basis by the Company and Selected Broker-Dealers/Underwriters. The Company anticipates contributing substantially to the sale of Units by referring persons to Selected Broker-Dealers/Underwriters, in which case, such firms will receive a lower sales commission. As of the date hereof, the Company had not raised the minimum amount. The primary reasons Global is conducting this offering is to provide additional capital for The Outdoor Channel and Lost Dutchman's camp club.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information includes forward-looking statements, the realization of which may be impacted by certain factors discussed in Item I. Description of Business-Important Factors Related to Forward-Looking Statements and Associated Risks.


GENERAL

          Global Outdoors, Inc. (the "Company" or "Global") owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 5,000 members and properties in California, Alaska, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 50,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. Prior to being a wholly-owned subsidiary of the Company, GPAA was an affiliated company which owned the Outdoor Channel. As discussed below, the Company acquired 100% of the stock of GPAA in February 1995. The Company's Trips Division sponsors unique recreational prospecting trips to Australia and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska. Global started a new products division in 1995 called "American Prospecting Equipment Company" and owns a 51% interest therein.

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

          On February 10, 1995, Global acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock and potential Earn Out Shares (See "Certain Transactions"). For accounting purposes, the assets of GPAA are recorded at their historical cost basis in a manner similar to a pooling of interest. The financial statements included herein and discussed below have been restated to effect the pooling of interests between the Company and GPAA as of January 1, 1992.

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

          In February 1996, Christopher B. Forgy joined the Company as President and Chief Executive Officer of The Outdoor Channel. Mr. Forgy is a recognized and highly regarded cable television executive. From 1989 to 1995, he was Senior Vice President of Marketing, Sales and Programming for Times Mirror Cable Television. He is Past Chairman of the Cable Television Administration and Marketing Society (CTAM), the cable industry's professional association of marketers, with some 5,000 national members. He has also served on the boards of directors of the Cabletelevision Advertising Bureau (CAB), the National Association of Minorities in Cable, the NAMIC Foundation and Pay Per View Holding Company, Inc., which owns and operates the Viewer's Choice networks. It is anticipated that Mr. Forgy will have a major impact on The Outdoor Channel and Company as a whole.

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

          A primary objective of the Company is to obtain distribution for The Outdoor Channel. To accomplish this objective the Channel seeks to sign national carriage agreements with multiple systems operators ("MSOs") and thereafter carriage agreements with the MSOs' individual cable affiliates. The Company's efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. In 1996, the Company entered into national carriage agreements with approximately 13 of the top 100 MSOs in the United States, including TCA Cable, the 18th largest MSO ,with over 600,000 subscribers; TW Fanch, the 20th largest MSO, with over 500,000 subscribers; Rifkin & Associates, the 26th largest MSO, with approximately 350,000 subscribers; Tele-Media, the 28th largest MSO, with approximately 300,000 subscribers; and Service Electric Cable Television, the 29th largest MSO, with approximately 300,000 subscribers. The Company has been launched on additional cable systems without signed national carriage agreements and is in active negotiations with such systems including Tele-Communications, Inc., the largest MSO in the country. In addition, the Company is in active negotiations with many other cable operators. The Company believes that it will be able to enter into more affiliation agreements in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. The Company intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel.

          The Company added the Vein Mountain Camp to its Lost Dutchman's holdings in February 1996. The Vein Mountain Camp is located in West Central North Carolina approximately 7 miles from the town of Marion. The Camp consists of 130 deeded acres located in the middle of North Carolina's motherlode. Between 1829 and 1830, seven pound nuggets were reported to have been taken from the property. During the same era a 28 pound nugget and 200 pound mass of gold and quartz were reported to have been taken within several miles of the property. There are presently no improvements on the property. There is camping for up to 250 self-contained recreational vehicles. The Company will seek to add additional properties to Lost Dutchman's in 1997.

          Effective January 20, 1997, the Company restated its 1995 and 1994 financial statements to among other matters, recognize revenue from its Lost Dutchman's sales on a straight line basis over ten years and eliminate barter advertising revenue. This restatement resulted in a substantial reduction of revenue, income, assets and equity for the Company. The financial statements herein and all matters related thereto reflect this restatement. (See financial statements following "Index to Financial Statements")

          On January 31, 1997, the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") in 1996 was declared effective by the SEC. The Registration Statement is for a follow-on public offering of the Company's Units. The Units consist of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock and are presently being offered at a price $8.00 per Unit. The offering is for a minimum of $200,000 and a maximum of $5,000,000 and is being conducted on a best efforts basis by the Company and Selected Broker-Dealers/Underwriters. The Company anticipates contributing substantially to the sale of Units by referring persons to Selected Broker-Dealers/Underwriters, in which case, such firms will receive a lower sales commission. As of the date hereof, the Company had not raised the minimum amount but anticipates doing so in the second quarter of 1997. The primary reasons Global is conducting this offering is to provide additional capital for The Outdoor Channel and Lost Dutchman's camp club.

          In February 1997, The Outdoor Channel moved to Hughes Communications satellite, Galaxy 1R, from AT&T satellite, Telstar 402R. Galaxy 1R is considered a cable channel satellite and contains such other tenants as HBO and The Disney Channel. It is therefore considered a much better satellite than Telstar 402R. In connection with this matter the Company pledged 250,000 shares of Common Stock to USA Networks as collateral for its performance under its sublease of USA Networks transponder on the Galaxy 1R satellite.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

          Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the year ended December 31, 1996 were $5,485,008, an increase of $1,144,041 or 26%, compared to revenues of $4,340,967 for the year ended December 31, 1995. This increase was primarily the result of increases in three items of revenue. Advertising revenue increased substantially to $960,462 for the year ended December 31, 1996 compared to $439,817 for the year ended December 31, 1995, due primarily to an increase in advertising revenue at The Outdoor Channel. Merchandise sales were $488,973 for the year ended December 31, 1996, compared to $0 for the year ended December 31, 1995, due to the Company commencing operations of its merchandise sales division. Revenues from the Trips Division was up notably at $828,901 for the year ended December 31, 1996 compared to $656,161 for the year ended December 31, 1995. Membership sales were $3,137,447 for the year ended December 31, 1996, compared to a like amount of $3,133,110 for the year ended December 31, 1995. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, during 1996, the Company increased its sales for the Alaska Trip, commenced a revenue producing merchandise division and kept revenue nearly the same for Lost Dutchman's and other membership sales.

          Expenses. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the year ended December 31, 1996 were $8,252,366, a very significant increase of $3,830,920, or 87%, compared to $4,421,446 for the year ended December 31, 1995. This increase was predominately due to major increases in three items and increases in several other items. Compensation and Related Payroll Costs increased substantially to $1,700,088, an increase of $916,492 for the year ended December 31, 1996, compared to $783,596 for the year ended December 31, 1995. This increase was due to the cumulative addition of executive, sales and administrative personnel for The Outdoor Channel during the period after September 30, 1995. Advertising increased during the year ended December 31, 1996, primarily due to increases in transponder and uplink costs for The Outdoor Channel and promotion in conjunction with management's focus on increasing visibility of The Outdoor Channel. Advertising was $945,357 for the year ended December 31, 1996, an increase of $787,458, compared to $157,899 for the year ended December 31, 1995. The Company's "Gold Prospecting Show" which was produced for airing on The Nashville Network ("TNN") commencing January 1996 was popular with viewers. However, production and airing costs per show were approximately $43,000. Due to the lack of immediate commercial success, the Company decided to devote its resources to other aspects of the Company's business with the show ending its run on TNN in May 1996, resulting in a $574,700 loss to the Company for the year ended December 31, 1996, which is included under advertising. There was no comparable loss in this category for the year ended December 31, 1995. There were also significant increases in Outside labor, Professional services, Shows and Seminars and Telephone and utilities, which increases were in the range of approximately $60,000 to $300,000 for each item. These increases were also primarily due to increased activity at The Outdoor Channel. In addition, there was a new item of expense not present in 1995 of Cost of merchandise sold which corresponds to the new line item of revenue, Merchandise sales.

          Income Before Income Taxes. Loss before income taxes increased as a percentage of revenues from 2% for the year ended December 31, 1995 to 53% for the year ended December 31, 1996. Although revenues increased for the year ended December 31, 1996, compared to the year ended December 31, 1995, income before income taxes was affected primarily by the very substantial increase in expenses discussed above.

          Income Tax Expense. Income tax benefit for the year ended December 31, 1996 was $217,658 which was substantially greater than $30,582 for the year ended December 31, 1995, due to the Company having a significantly greater loss for 1996 as compared to 1995.


COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

               Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, and the Trips Division. Advertising fees result from the sale of advertising time on The Outdoor

Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the year ended December 31, 1995 were $4,340,967, a marginal decrease compared to revenues of $4,385,102 for the year ended December 31, 1994. This was due to offsetting results in certain items. Advertising increased substantially to $439,817 for the year ended December 31, 1995, compared to $338,240 for the year ended December 31, 1994, due primarily to an increase in advertising revenue at The Outdoor Channel. Membership sales increased modestly to $3,133,110 for the year ended December 31, 1995, compared to $2,967,758 for the year ended December 31, 1994. Revenues from the Trips Division decreased significantly to $656,161 for the year ended December 31, 1995 from $981,671 for the year ended December 31, 1994. Because management has been devoting substantial time and resources to increasing distribution and revenues for The Outdoor Channel, revenues from other divisions have decreased or not changed significantly.

               Expenses. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the year ended December 31, 1995 were $4,421,446, an increase of $722,246, or 20%, compared to $3,699,200 for the year ended December 31, 1994. This increase was predominately due to increases in specific areas. Compensation and related payroll costs increased to $825,874 for the year ended December 31, 1995, compared to approximately $587,643 for the year ended December 31, 1994. This increase was due to the addition of sales and administrative personnel for The Outdoor Channel during the year ended December 31, 1995. Advertising and promotion increased during the year ended December 31, 1995, primarily due to increased promotion in conjunction with management's focus on increasing visibility of The Outdoor Channel. Advertising and promotion was $1,059,193 for the year ended December 31, 1995, compared to $641,814 for the year ended December 31, 1994.

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


LIQUIDITY AND CAPITAL RESOURCES

               With the exception of a private placement of Common Stock completed in January 1996 and its revolving line of credit, bank and shareholder loans, the Company has financed its activities in the last five years with cash flows from operations. The private placement raised gross proceeds of $832,380. Net proceeds to the Company were approximately $700,000. The private placement consisted of the sale of Units at a price of $7.50 per Unit, each made up of two
(2) shares of Common Stock and one (1) Class E Warrant to purchase Common Stock. A total of 110,984 Units were sold.

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

               The Company utilized cash from operations of $966,578 in 1996, compared to utilizing cash from operations of $593,111 in 1995 and had a cash balance of $82,027 at December 31, 1996, which was an decrease of $376,421 from the balance of $458,448 at December 31, 1995. Current assets decreased to $784,494 compared to $1,462,793 in 1995. Current liabilities increased to $2,929,337 for 1996 compared to $1,384,007 for 1995. Net working capital decreased to $(2,144,843) in 1996, compared to $78,786 in 1995. The Company generated sufficient cash in 1996 and 1995 to acquire the Arctic Creek property in Alaska for $125,000 in cash, make a $50,000 down payment on the Stanton property in Arizona, make a $100,000 down payment on the Oconee property in South Carolina and make transponder and "Gold Prospecting Show" deposits in 1995, of $270,000 and $363,436, respectively. These deposits significantly diminished the Company's cash reserves. The Company drew on its $750,000 credit line for the first time in the fall of 1995.

               As of December 31, 1996, the Company had a $750,000 revolving line of credit with Wells Fargo Bank, $715,322 of which was outstanding. The line of credit bears interest at 9.25%. In September 1996, the Company converted $450,000 of its bank line of credit to a long term loan from said bank bearing interest at 9.75% with $12,500 in principal payable monthly and interest on the balance payable monthly. The line of credit and loan are unsecured but are personally guaranteed by Perry T. Massie, Thomas H. Massie and a major shareholder.

               As of December 31, 1996, the Company had four notes payable to unaffiliated individuals, with balances outstanding as of that date of $63,020, $89,917, $97,237 and $200,000. The first three notes bear interest rates that range from 8% to 9.5% and are due in August 1998, January 1997 and January 2001, respectively. The fourth note bears interest at 7.5% with principal payments of $50,000 due every January commencing in 1997. The notes due in January 1997, are being renegotiated for short-term extensions.

               The discontinued "Gold Prospecting Show" aired on TNN utilized significant amounts of available cash in 1995 and the first quarter of 1996. The Outdoor Channel has used a significant portion of the Company's cash resources with transponder and uplink costs increasing to $125,000 per month commencing December 1, 1995, from the previous monthly cost of $85,000 from April 1995 through November 1995, and $60,000 from April 1994 through March 1995. Transponder costs are presently $115,000 per month increasing to $150,000 per month in July 1997.

          The Company conducted the final closing of a private placement in January 1996. The private placement consisted of the sale of Units at a price of $7.50 per Unit, each made up of two (2) shares of Common Stock and one (1) Class E Warrant to purchase Common Stock. A total of 110,984 Units were sold for $832,380. Net proceeds to the Company were approximately $700,000.

          In February 1997, Wilma M. Massie, a principal shareholder of the Company, loaned the Company $125,000 on a note bearing interest at 10%.

               The Company is presently conducting a public offering of Units consisting of Common Stock and Warrants to buy Common Stock in order to raise funds to meet its capital requirements. In the event the Company does not raise any money in this offering The Company anticipates no capital expenditures in 1997. The amount of these expenditures will vary depending upon the success of this offering.

               As of the date of this report, the Company requires short-term financing of $200,000 to meet its short-term cash flow requirements. In order to meet this need, the Company is reviewing avenues for short-term financing including obtaining collateralized loans from principal shareholders. Management believes that the Company's existing cash resources and anticipated cash flows from operations, when combined with the net proceeds of an offering that raises $1,000,000 in net proceeds, and periodic borrowing under the line of credit, will be sufficient to fund the Company's operations at currently anticipated level for such a funding for the next twelve months. To the extent that such amounts are insufficient to finance the Company's working capital requirements , the Company could be required to seek financing in addition to the $200,000 the Company believes it will require in the short-term. In addition, if the Company raises less than $1,000,000 in net proceeds it will require additional funding within the next twelve months. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

               In April, 1997, the Company entered into an agreement with Perry
T. Massie, Thomas H. Massie and Wilma M. Massie (the Principal Stockholders) whereby the Principal Stockholders agreed to provide for the cash flow requirements of the Company over the next twelve months by means of loans or equity investments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The accounting or disclosure requirements of this statement are effective at the Company's fiscal year-ended 1996. The Company will continue to account for stock-based compensation using Accounting Principles Board Opinion No. 25 and the impact of SFAS 123 is not material to the Company's financial statements.

Effective in 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" and No. 129, "Capital Structure." The impact of the adoption of these pronouncements is not expected to be material to the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

               Following are consolidated financial statements of the registrant for the years ended December 31, 1996 and 1995.

                             GLOBAL OUTDOORS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   24

Consolidated Balance Sheets...............................................   26

Consolidated Statements of Operations.....................................   28

Consolidated Statements of Stockholders' Equity...........................   29

Consolidated Statements of Cash Flows.....................................   30

Notes to Consolidated Financial Statements................................   32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  Global Outdoors, Inc.:

We have audited the accompanying consolidated balance sheet of GLOBAL OUTDOORS, INC. (an Alaska corporation) AND SUBSIDIARIES as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Outdoors, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP

Orange County, California
April 15, 1997

                                KENNETH E. WALSH
                          CERTIFIED PUBLIC ACCOUNTANT
                               3820 DEL AMO BLVD.
                                   SUITE 305
                               TORRANCE, CA 90503


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Global Outdoors, Inc.
Temecula, California

I have audited the accompanying consolidated balance sheet of Global Outdoors, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Outdoors, Inc. and Subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


Kenneth E. Walsh
Certified Public Accountant
January 20, 1997

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


                                         ASSETS

                                                                1996           1995
                                                             ----------     ----------
CURRENT ASSETS
     Cash                                                    $   82,027     $  458,448
     Current portion of stockholder receivable                   56,400         40,800
     Advertising receivables, net of allowance for
       doubtful accounts of $39,242 and $15,104 in
       1996 and 1995, respectively                               82,334        135,937
     Income taxes receivable                                    230,000         75,281
     Inventories                                                159,361        192,268
     Prepaid expenses                                           174,372        560,059
                                                             ----------     ----------

           Total current assets                                 784,494      1,462,793


MEMBERSHIP RECREATIONAL
     MINING PROPERTIES, NET                                     995,010        646,717

ALASKA RECREATIONAL
     MINING PROPERTIES, NET                                   1,465,609      1,550,052

OUTDOOR CHANNEL EQUIPMENT, NET                                  386,584        147,919

OTHER EQUIPMENT AND LEASEHOLD
     IMPROVEMENTS, NET                                          232,703         79,051

STOCKHOLDER RECEIVABLE                                          223,657        306,874

TRADEMARKS, net of accumulated amortization
     of $4,720 and none in 1996 and 1995,
     respectively                                                85,601         41,248

DEPOSITS AND OTHER ASSETS                                        52,240        342,201
                                                             ----------     ----------

TOTAL ASSETS                                                 $4,225,898     $4,576,855
                                                             ==========     ==========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              1996             1995
                                                          -----------      -----------
CURRENT LIABILITIES
     Line of credit                                       $   715,322      $    33,139
     Current maturities of long-term debt                     303,593           21,567
     Current maturities of capital leases                      47,172           17,726
     Customer deposits                                          9,500           16,979
     Accounts payable and accrued expenses                    420,198          159,802
     Deferred revenue, current                              1,433,552        1,134,794
                                                          -----------      -----------

           Total current liabilities                        2,929,337        1,384,007

DEFERRED REVENUE, Less current portion                        424,230          421,814

LONG-TERM DEBT, Less current portion                          637,717          252,724

CAPITAL LEASES, Less current portion                          192,664           74,831
                                                          -----------      -----------
           Total liabilities                                4,183,948        2,133,376
                                                          -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Convertible preferred stock, non-voting, 10%
     noncumulative, no liquidation preference,
     $.001 par value; 10,000,000 shares authorized;
     shares issued and outstanding: 60,775 in 1996 and
     63,195 in 1995                                                61               63

     Common stock, $.02 par value; 50,000,000 and
     5,000,000 shares authorized in 1996 and 1995,
     respectively; shares issued and outstanding:
     4,122,394 in 1996 and 4,074,988 in 1995                   82,448           81,500

     Additional paid-in capital                             2,941,163        2,793,938

     Preferred stock dividend payable in common stock          12,640             --

     Retained deficit                                      (2,773,112)        (210,772)

     Common stock subscriptions receivable                   (221,250)        (221,250)
                                                          -----------      -----------

           Total stockholders' equity                          41,950        2,443,479
                                                          -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 4,225,898      $ 4,576,855
                                                          ===========      ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


REVENUES:                                              1996             1995
                                                   -----------      -----------
     Alaska trip                                   $   828,901      $   656,161
     Merchandise sales                                 488,973             --
     Membership sales                                3,137,447        3,133,110
     Advertising                                       960,462          439,817
     Interest                                           23,789           43,039
     Other income                                       45,436           68,840
                                                   -----------      -----------

           Total revenues                            5,485,008        4,340,967
                                                   -----------      -----------
EXPENSES:
     Alaska trip expenses                              553,596          235,832
     Cost of merchandise sold                          321,843             --
     Cost of memberships sold                          268,974          684,072
     Satellite transmission fees                     1,441,619          901,294
     Advertising and programming                       945,357          157,899
     Selling, general and administrative             4,582,674        2,404,131
     Interest                                          138,303           38,218
                                                   -----------      -----------

               Total expenses                        8,252,366        4,421,446
                                                   -----------      -----------

               Loss before income taxes             (2,767,358)         (80,479)

Income tax benefit                                     217,658           30,582
                                                   -----------      -----------

               Net loss                            $(2,549,700)     $   (49,897)
                                                   ===========      ===========

Loss per share                                     $     (0.62)     $     (0.01)
                                                   ===========      ===========
Weighted average number of common
  shares outstanding                                 4,103,141        3,867,517
                                                   ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                                 Common      Preferred
                                Preferred stock     Common stock     Additional                  stock         stock
                              ------------------   ---------------    paid-in     Retained    subscriptions  dividend
                               Shares    Amounts   Shares  Amounts    capital      deficit     receivable     payable      TOTAL
                              ---------  -------   ------  -------   ----------  -----------  -------------  ---------  -----------
Balance, December 31, 1994     65,455    $65     3,843,410  $76,868  $2,060,520  $  (111,780)  $(221,250)    $  --      $ 1,804,423

Preferred stock
  converted to common stock    (2,260)    (2)        2,260       45         (43)        --          --          --             --
Common stock issued for
  services                       --       --        27,670      553     109,871      (22,911)       --          --           87,513
Common stock issued in
  private placement              --       --       195,102    3,902     597,538         --          --          --          601,440
Common stock issued as
  dividend on preferred
  stock                          --       --         6,546      132      26,052      (26,184)       --          --             --
Net loss                         --       --          --       --          --        (49,897)       --          --          (49,897)
                               ------    ---     ---------  -------  ----------  -----------   ---------     -------    -----------
Balance, December 31, 1995     63,195     63     4,074,988   81,500   2,793,938     (210,772)   (221,250)       --        2,443,479

Preferred stock converted
  to common stock              (2,420)    (2)        2,420       48         (46)        --          --          --             --
Common stock issued for
  services                       --       --        21,568      431      90,400         --          --          --           90,831
Common stock issued in
  private placement              --       --        26,868      538      75,526         --          --          --           76,064
Purchase of partial shares       --       --          --       --            (9)        --          --          --               (9)
Preferred stock dividend
  payable in common stock        --       --          --       --          --        (12,640)       --        12,640           --
Retirement of treasury stock     --       --        (3,450)     (69)    (18,646)        --          --          --          (18,715)
Net loss                         --       --          --       --          --     (2,549,700)       --          --       (2,549,700)
                               ------    ---     ---------  -------  ----------  -----------   ---------     -------    -----------
Balance, December 31, 1996     60,775    $61     4,122,394  $82,448  $2,941,163  $(2,773,112)  $(221,250)    $12,640    $    41,950
                               ======    ===     =========  =======  ==========  ===========   =========     =======    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                     1996            1995
                                                                 -----------      ---------
Cash Flows from Operating Activities:
  Net loss                                                       $(2,549,700)     $ (49,897)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                    263,144        137,806
    Provision for doubtful accounts                                   24,138          5,906
    Deferred income taxes                                               --         (127,352)
    Common stock issued for services                                  90,831         87,513
    Application of rent obligation toward reduction of
      stockholder note receivable                                     67,617         20,788
    Change in assets and liabilities:
    (Increase)/decrease in inventory                                  32,907       (162,268)
    (Increase)/decrease in prepaid expenses                          385,687       (428,206)
    (Increase)/decrease in income taxes receivable                  (154,719)        11,384
    (Increase)/decrease in advertising receivables                    29,465        (64,964)
    (Increase)/decrease in deposits and other assets                 289,961       (285,226)
    (Decrease)/increase in accounts payable and accrued expenses     260,396        (61,754)
    (Decrease)/increase in deferred revenue                          301,174        311,500
    (Decrease)/increase in customer deposits                          (7,479)        11,659
                                                                 -----------      ---------
            Net cash used in operating activities
              by operating activities                               (966,578)      (593,111)
                                                                 -----------      ---------
Cash Flows from Investing Activities:
  Purchase of property, plant and equipment                         (919,311)      (473,218)
  Expenditures for trademarks                                        (44,353)       (31,583)
                                                                 -----------      ---------
            Net cash used in investing activities                   (963,664)      (504,801)
                                                                 -----------      ---------

Cash Flows from Financing Activities:
  Proceeds from private placement                                     76,064        601,440
  Proceeds from long-term debt, net                                1,496,481        189,807
  Retirement of treasury stock                                       (18,715)          --
  Purchase of partial shares                                              (9)          --
                                                                 -----------      ---------
           Net cash provided by financing activities               1,553,821        791,247
                                                                 -----------      ---------
           Net decrease in cash                                     (376,421)      (306,665)

           Beginning cash balance                                    458,448        765,113
                                                                 -----------      ---------
           Ending cash balance                                   $    82,027      $ 458,448
                                                                 ===========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                              1996         1995
                                                            --------     -------
Supplemental Disclosures of Cash Flow Information:

  Cash paid for:

    Income taxes                                            $   --       $11,384
                                                            ========     =======

    Interest                                                $132,677     $38,218
                                                            ========     =======

Supplemental Disclosures of Noncash Investing and
  Financing Activities:

  Land acquired by incurring note payable                   $200,000     $93,373
                                                            ========     =======

  Common stock issued as a dividend on preferred stock      $   --       $26,184
                                                            ========     =======
  Application of rent obligation toward reduction of
    stockholder note receivable                             $ 73,150     $57,000
                                                            ========     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Global Outdoors, Inc. (the Company) owns and operates The Outdoor Channel, Inc., the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving, camping, RV-ing and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's (LDMA-AU) memberships which entitle members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of American, Inc. (GPAA), revenue from advertisers in a bi-monthly magazine, advertising revenue through cable television programming d/b/a The Outdoor Channel, Inc. and through merchandise sales. Effective July 23, 1996, the Company changed its name from Global Resources, Inc. to Global Outdoors, Inc.

The Company's operations are subject to various government regulations. The operations of cable television systems, satellite distribution systems and broadcast television program distribution companies are subject to the Communications Act of 1934, as amended, and to regulatory supervision thereunder by the Federal Communications Commission (the FCC). The Company's leased uplink facility in Perris, California is licensed by the FCC and must be operated in conformance with the terms and conditions of that license. Cable systems are also subjected to local franchise authority regulation.

During 1996, the Company experienced significant operating losses, principally from the operation of The Outdoor Channel, Inc. As a result of losses in 1996 and prior years, at December 31, 1996, the Company has negative working capital. Furthermore, losses subsequent to December 31, 1996 have resulted in a deficit stockholders' equity position. The Company is currently conducting a public offering of common stock, and management is discussing additional capital-raising efforts with third parties; however, management is unable to predict the outcome of the discussions or determine to what extent the Company will increase its capital base. Management is also currently negotiating carriage agreements with third parties that could result in a significant increase in the subscriber base for The Outdoor Channel, Inc., which would result in an increase in advertising revenue for the Company; however, management is unable to predict the outcome of those negotiations or determine when the Company's revenues will increase. Under the terms of such carriage agreements, the Company could be required to pay significant up-front fees. Management believes the Company will be able to obtain financing to pay any such fees. In April, 1997, the Company entered into an agreement with Perry T. Massie, Thomas H. Massie and Wilma M. Massie (the Principal Stockholders), whereby the Principal Stockholders agreed to provide for the cash flow requirements of the Company over the next twelve months by means of loans or equity investments.

SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of Global Outdoors, Inc. and its wholly-owned subsidiaries, LDMA-AU, Inc., Big "M" Mining Company, Inc., Gold Prospectors' Association of American, Inc. and The Outdoor Channel, Inc. which operates a satellite and cable television channel. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventories:

Inventories are valued at the lower of cost (first-in, first-out) or market.

Trademarks:

Trademarks are amortized on a straight-line basis over 15 years.

Membership recreational mining properties:

Membership recreational mining properties consist primarily of land, are held for membership use and are recorded at cost, net of accumulated depreciation on non-land assets provided on a straight-line basis over 15 years.

Alaska recreational mining properties:

Alaska recreational mining properties consist primarily of land, buildings and equipment and are recorded at cost, net of accumulated depreciation on the buildings and equipment provided on a straight-line basis over 10 years.

Outdoor Channel equipment:

Outdoor Channel assets consist primarily of equipment and are recorded at cost, net of accumulated depreciation provided on a straight-line basis over five years.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other equipment and leasehold improvements:

Equipment and leasehold improvements are carried at cost net of accumulated depreciation provided on a straight-line basis over five to ten years.

Revenue recognition:

Revenue on the "Alaska trip" income is recognized when trips are taken. Trips are taken in June through August each year.

The Company has sold memberships in LDMA-AU primarily on an installment basis. Memberships include contracts that give purchasers recreational prospecting and mineral rights to the Company's land and rights to use the land and facilities for camping and recreational vehicle parking. The contracts are generally noninterest bearing, unsecured and provide for a down payment and monthly installments of $25 for periods of up to ten years. No deferred revenue or accounts receivable have been recorded for amounts not yet due under the contract terms due to uncertainty of collection. Sales revenue is recognized based upon a weighted average ten year straight-line method. The ten year weighted average method was established based upon historical membership longevity, taking into consideration member defaults and withdrawals. Deposits are taken on new sales contracts, and are fully refundable for 10 days.

The Company also sells GPAA memberships for periods varying from one year to lifetime memberships. For nonlifetime memberships, revenue is recognized over the life of the membership. Approximately 10% of GPAA members are members of LDMA-AU referred to in the paragraph above. Based on demographics, the GPAA members have a longer term than LDMA-AU members. Management estimates the expected period of time a lifetime member is active in the GPAA to be fifteen years. Accordingly, for lifetime memberships, revenue is recognized on a straight-line basis over fifteen years.

Advertising revenue for The Outdoor Channel, Inc. is recognized when the advertisement takes place. Advertising revenue from advertisers in the Company's bi-monthly magazine is recognized when the magazine is distributed.

Reclassification:

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Advertising:

Advertising costs are charged to expense as incurred and production costs of advertising are expensed the first time the advertising takes place.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Impact of recent accounting pronouncements:

Effective in 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" and No. 129, "Capital Structure." The impact of the adoption of these pronouncements is not expected to be material to the Company's financial position or results of operations.

Income taxes:

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

Loss per share:

The computation of loss per share is based on the weighted average number of common and common equivalent shares outstanding during the year. In 1996 and 1995, the weighted average number of shares for computing loss per share was 4,103,141 and 3,867,517, respectively. The computation of fully diluted loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

Use of estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments:

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company's debt is considered to approximate fair market value as the interest rates of these instruments are comparable to borrowing rates currently available to the Company for loans with similar terms.

Accounting for stock-based compensation:

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by The Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This standard, if fully adopted, changes the methods of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price and the expected life of the option or warrant. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented. (See Note 6).

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows at December 31, 1996 and 1995:

                                                       1996             1995
                                                   -----------      -----------
Membership recreational mining properties:
  Land                                             $   926,378      $   604,477
  Buildings and improvements                           102,874           66,845
                                                   -----------      -----------
                                                     1,029,252          671,322
  Less accumulated depreciation                        (34,242)         (24,605)
                                                   -----------      -----------

                                                   $   995,010      $   646,717
                                                   ===========      ===========

Alaska recreational mining properties:
  Land                                             $ 1,129,773      $ 1,202,373
  Buildings and improvements                           444,549          444,549
  Vehicles and equipment                               894,103          842,137
                                                   -----------      -----------
                                                     2,468,425        2,489,059
  Less accumulated depreciation                     (1,002,816)        (939,007)
                                                   -----------      -----------

                                                   $ 1,465,609      $ 1,550,052
                                                   ===========      ===========

Outdoor channel equipment:
  Equipment                                        $   433,211      $   159,635
  Furniture and fixtures                                64,001           37,289
  Leasehold improvements                                25,626            4,298
                                                   -----------      -----------
                                                       522,838          201,222
  Less accumulated depreciation                       (136,254)         (53,303)
                                                   -----------      -----------

                                                   $   386,584      $   147,919
                                                   ===========      ===========

Other equipment and leasehold improvements:
  Furniture and fixtures                           $    11,625      $     1,625
  Equipment                                            287,842           95,624
  Vehicles                                             150,283           94,102
  Leasehold improvements                                 6,578            4,578
                                                   -----------      -----------
                                                       456,328          195,929
  Less accumulated depreciation                       (223,625)        (116,878)
                                                   -----------      -----------

                                                   $   232,703      $    79,051
                                                   ===========      ===========

NOTE 3.  DEFERRED REVENUE

As of December 31, 1996 scheduled payments and amounts to be recognized as income in future years from existing LDMA-AU and GPAA sales contracts are:

                                                Scheduled          Revenue to Be
                                                Payments             Recognized
                                               ----------          -------------
              1997                             $2,167,856            $ 1,433,552
              1998                              1,932,988              1,413,577
              1999                              1,764,842              1,378,547
              2000                              1,448,121              1,337,982
              2001                              1,113,140              1,403,689
              Thereafter                          411,505              3,728,887
                                               ----------             ----------

                                               $8,838,452            $10,696,234
                                               ==========             ==========

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  DEBT

Long-term debt consists of the following at December 31, 1996 and 1995:

                                                              1996        1995
                                                            --------     -------
Note payable to individuals, secured by deed of
  trust, payable in monthly installments of $805
  including interest at 8.5 percent, balance due
  December 2000.                                            $ 97,237     $98,567

Note payable to an individual, secured by first
  deed of trust on land, payable in monthly
  installments of $746 including interest at
  9.5 percent, balance due May 1998.                          63,020      65,889

Notes payable to an individual, secured by
  first deed of trust on land, payable in
  monthly installments of $900 including
  interest at 8.0 percent, balance due May 1997.              89,917      93,373

Note payable to individuals, secured by first deed
  of trust on land, payable in four annual
  installations of $50,000 beginning in 1997,
  with an interest at 7.5 percent.                           200,000        --

Note payable to the major stockholder, secured by
  a motor home, payable at $520 per month
  including interest at 9.0 percent.                          51,070        --

Note payable to finance companies, secured by
  vehicles, payable in monthly installments
  including interest ranging from 7.75 to
  9.75 percent.                                               27,566      16,462

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Installment note payable to a bank, secured by
  accounts receivable and inventory, guaranteed
  by three stockholders, payable in
  monthly installments of $12,500 plus
  interest at 9.75%.                                       412,500          --
                                                          --------      --------
                                                           941,310       274,291
Less current maturities                                    303,593        21,567
                                                          --------      --------

                                                          $637,717      $252,724
                                                          ========      ========

The aggregate maturities of long-term debt as of December 31, 1996 are as follows:

           1997                                                     $303,593
           1998                                                      268,864
           1999                                                      172,854
           2000                                                      150,572
           2001                                                       45,427
                                                                    --------

                                                                    $941,310
                                                                    ========

As of December 31, 1996, the Company had a $750,000 revolving line of credit agreement with a bank, $715,322 of which was outstanding. The line of credit is guaranteed by three shareholders of the Company. The line of credit agreement specifies a 9.25 percent interest rate and an expiration date of June 10, 1997. The Company intends to renew the line of credit.

NOTE 5.  CAPITAL LEASES

The Company leases various equipment which is accounted for as capital leases. A schedule of future minimum lease payments together with the present value of the minimum lease payments as of December 31, 1996 is as follows:

  Minimum lease payments for the year ending:

                       1997                                             $ 72,314
                       1998                                               79,801
                       1999                                               79,343
                       2000                                               51,752
                       2001                                                3,143
                                                                        --------
                                                                         286,353
         Less amount representing interest                                46,517
                                                                        --------
         Present value of minimum lease payments                         239,836
         Less current portion                                             47,172
                                                                        --------

                                                                        $192,664
                                                                        ========

At December 31, 1996 the book value of the assets held under capital leases is approximately $225,000. The amortization of these assets is included in depreciation expense.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCKHOLDERS' EQUITY

Preferred stock:

During 1990, the Company issued 71,835 shares of 10% noncumulative, convertible, exchangeable, nonvoting preferred stock at $.001 par value for $5 per share. The preferred shares have no liquidation preference over the Company's common stock. The preferred shares are convertible at any time at the option of the holder into common stock at the rate of one share of common stock for one share of preferred stock. The preferred stock is exchangeable at the option of the Board of Directors, in whole or in part, at the same rate of one share of common stock for one share of preferred stock. On December 11, 1996, the Company authorized the payment of a common stock dividend to holders of the preferred shares as of December 31, 1996 at a rate of one common stock for every ten shares of preferred stock. The stock dividend was paid in January 1997 and is reflected as a dividend payable on December 31, 1996.

Stock option plan:

The Company has three stock option plans, Stock Option Plan 1 (Plan 1), Stock Option Plan 2 (Plan 2), and the 1995 Stock Option Plan (1995 Plan). As discussed in Note 1 above, the Company accounts for the above plans under APB No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31, 1996 and 1995:

                                            1996          1995
                                         -----------    ---------
Net loss            As reported          $(2,549,700)   $ (49,897)
                                         ===========    =========
                    Pro forma            $(2,569,532)   $(552,085)
                                         ===========    =========
Loss per share      As reported          $     (0.62)   $   (0.01)
                                         ===========    =========
                    Pro forma            $     (0.63)   $   (0.14)
                                         ===========    =========

The fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 67 and 71 percent for 1996 and 1995, respectively, (iii) weighted-average risk-free interest rate of approximately 6.3 percent, and (iv) expected life between 1 to 5 years.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the status of the Company's three stock option plans at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                           1996                  1995
                                     -----------------     -----------------
                                     Shares   Wtd Avg      Shares    Wtd Avg
                                      (000)   Ex Price      (000)    Ex Price
                                     ------   --------     ------    --------
Outstanding at beg. of year            510      $2.68        350      $2.33

Granted                                 13       3.83        370       3.33

Exercised                              --         --         --         --

Expired/Forfeited                      (20)      3.25       (210)      3.25
                                     -----                 -----
Outstanding at end of year             503       2.69        510       2.68
                                     =====                 =====
Exercisable at end of year             493       2.66        510       2.68
                                     =====                 =====
Weighted average fair value of
options granted                      $3.13                 $2.01
                                     =====                 =====

The 503,000 options outstanding at December 31, 1996 have exercise prices between $2.25 and $4.00 and a weighted average remaining contractual life of 7.6 years.

In addition to the options granted above, a principal shareholder granted 100,000 options to an employee of the Company in October 1995 at an exercise price of $3.50 per share which vested immediately. The options expire in October 2005.

On November 17, 1994, a principal shareholder granted options to purchase 200,000 shares each to three directors of the Company. In July 1995, two of these directors subsequently assigned 40,000 shares each to an employee of the Company. The options all vest immediately, have exercise prices of $2.33 and expire November 17, 2004.

Common stock subscriptions receivable:

On June 22, 1993 certain stockholders and other individuals exercised a portion of their options available under the stock option plan above. In connection therewith, these individuals issued promissory notes to the Company whereby the individuals are obligated to pay a total of $221,250, plus interest at 4 percent per annum, due on June 30, 1999, secured by the related shares of common stock.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Retirement of treasury stock:

During 1996, the Company retired all of its common shares held in treasury.

NOTE 7.  IMPAIRMENT OF INVESTMENTS AND LONG-LIVED ASSETS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires, among other things, that an impairment loss shall only be recognized when the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) and that, when appropriate, the amount of loss to be recognized shall be measured as the amount by which the carrying value exceeds the fair value of the asset. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

NOTE 8.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company is leasing its administrative facilities from a stockholder under an agreement which requires monthly rent payments of approximately $0.34 per square foot. The term of this lease is from January 1997 to December 2000. Rent expense paid to the stockholder totaled $73,150 and $57,000 for the years ended December 31, 1996 and 1995, respectively. The building serves as security under the terms of the note receivable from the stockholder. The note receivable, in the amount of $280,057 at December 31, 1996, plus interest at six percent is due in 2000.

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

Effective October 1995, the Company entered into an agreement with an employee of The Outdoor Channel, Inc. which expires in January 2000. Among other provisions, the agreement provides for a salary of $180,000 per year and bonuses paid at least once a year as determined by the Compensation Committee of the Board of Directors.

From time to time Global is a party to litigation arising in the normal course of its business, none of which existing on the date hereof in the opinion of management will have a material effect on Global's operations or financial position.

NOTE 9.  INCOME TAXES

The components of the benefit for income taxes for the years ending December 31, 1996 and 1995 are summarized as follows:

                                                           1996         1995
                                                        ---------     --------
Current:
  Federal                                               $(847,159)    $     --
  State                                                  (149,499)          --

Deferred:
  Federal                                                 662,000      (22,952)
  State                                                   117,000       (7,630)
                                                        ---------     --------
Income tax benefit                                      $(217,658)    $(30,582)
                                                        =========     ========

The following table reconciles the federal statutory income tax rate to the effective tax rate of the benefit for income taxes:


                                                         1996           1995
                                                        -------        ------
Federal statutory income tax rate                       (34.0)%         (34.0)%
State income taxes, net of federal benefit               (5.6)           (4.0)
Effect of net operating loss carryforward
  net utilized                                           14.0             --
Valuation of temporary differences                       15.3             --
Other                                                     2.4             --
                                                        -----           -----
Effective tax rate                                       (7.9)%         (38.0)%
                                                        =====           =====

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred tax assets are summarized below:

                                              1996                 1995
                                             ------               ------
Bad debts                                 $    17,000           $   4,000
Depreciation                                   95,000              73,000
Accruals                                       57,000              14,000
Deferred revenue                              743,000             413,000
Net operating loss                            371,000                  --
                                          -----------           ---------
                                            1,283,000             504,000
Valuation allowance                        (1,283,000)           (504,000)
                                          -----------           ---------
Net deferred tax asset                    $        --           $      --
                                          ===========           =========

The Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $930,000 and $1,640,000, respectively, which expire in the year 2011.

NOTE 10.  BUSINESS COMBINATION

On February 10, 1995, the Company effected a business combination with GPAA by exchanging 2,500,000 shares of its common stock for all of the common stock of GPAA. GPAA was 100% owned by the majority stockholders of the Company. The agreement also calls for an additional 1,500,000 shares of common stock to be issued if certain earnings or valuation levels are attained. The principal business of GPAA is the sales of memberships in a gold prospecting club. The GPAA also generates revenue from advertisers in a bi-monthly magazine and through merchandise sales. The combination was accounted for in a manner similar to a pooling of interests. GPAA previously had a year-end of February 28 and as a result of the combination has adopted a December 31 fiscal year-end.

NOTE 11.  LEASE AGREEMENTS

The Company leases its facilities and certain equipment under noncancelable operating leases which expire at various dates through December, 2000. In 1995, under the terms of an operating lease,the Company acquired certain rights to utilize certain satellite equipment. This lease was to expire on July 7, 1998. The Company terminated this agreement on March 1, 1997 and entered into a new satellite equipment lease that will expire on June 30, 1998. This agreement requires monthly payments of $115,000 during the period March 1, 1997 through June 30, 1997, $150,000 through October 31, 1997, $170,000 through February 28,
1998 and $190,000 through June 30, 1998.

In addition, equipment is leased under two separate operating lease agreements expiring at various dates through December 2000. Monthly payments on the two agreements total approximately $1,500.

The total minimum rental commitment under these operating lease agreements (including the operating lease with a stockholder, see Note 8) is as follows:

                1997    $1,764,012
                1998     1,214,012
                1999       114,012
                2000         5,890
                        ----------
                        $3,097,926
                        ==========

During the years ended December 31, 1996 and 1995, the Company incurred $1,490,812 and $984,019, respectively, in rental expense.

NOTE 12.  SUBSEQUENT EVENTS

In February 1997, the Company pledged 250,000 shares of common stock in lieu of a deposit under the terms of a satellite equipment lease (see Note 11 above).

In February, 1997, Wilma M. Massie, a principal shareholder of the Company, loaned the Company $125,000 on a note bearing interest at 10%.

In April, 1997, the Company entered into an agreement with Perry T. Massie, Thomas H. Massie and Wilma M. Massie (the Principal Stockholders), whereby the Principal Stockholders agreed to provide for the cash flow requirements of the Company over the next twelve months by means of loans or equity investments (see Note 1).

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  BUSINESS SEGMENT INFORMATION

Business segment information is summarized as follows:

                                                                                       Additions to
                                                                                        Property,
                                        Income                                         Equipment &
                                     (Loss) Before                    Depreciation      Leasehold
                       Revenues       Income Taxes       Assets     and Amortization   Improvements
                     -----------     -------------     ----------   ----------------   ------------
1995

  Alaska trip        $   656,161      $   315,591      $1,550,052       $ 81,000         $ 45,750
  The Outdoor
    Channel              314,958         (816,637)        897,041         21,306          135,189
  Membership
    sales of
    recreational
    prospecting
    and mineral
    rights and
    merchandise
    sales              3,133,110        1,648,575         988,918          9,000          222,158
Other                    236,738       (1,228,008)      1,140,844         26,500           70,121
                     -----------      -----------      ----------       --------         --------

                     $ 4,340,967      $   (80,479)     $4,576,855       $137,806         $473,218
                     ===========      ===========      ==========       ========         ========

                                                                                       Additions to
                                                                                        Property,
                                         Income                                        Equipment &
                                      (Loss) Before                   Depreciation      Leasehold
                       Revenues       Income Taxes       Assets     and Amortization   Improvements
                     -----------     -------------     ----------   ----------------   ------------
1996

  Alaska trip        $  828,901       $   158,678      $1,465,608       $ 69,700         $ 54,365
  The Outdoor
    Channel             743,143        (1,983,518)        679,519        100,197          321,616
  Membership
    sales of
    recreational
    prospecting
    and mineral
    rights and
    merchandise
    sales             3,626,420           377,841       1,047,250         36,667          357,930
Other                   286,544        (1,320,359)      1,033,521         56,580          185,400
                     ----------       -----------      ----------       --------         --------

                     $5,485,008       $(2,767,358)     $4,225,898       $263,144         $919,311
                     ==========       ===========      ==========       ========         ========

\

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The directors, executive officers and key employees of the Company are as follows:

       NAME                AGE                                POSITION
       ----                ---                                --------
Perry T. Massie             34          Chief Executive Officer, President and Chairman of the Board

Thomas H. Massie            32          Executive Vice President, Secretary and Director

Richard K. Dickson II       51          Senior Vice President, General Counsel and Director

David M. Ashwood            48          Chief Financial Officer and General Manager

Christopher B. Forgy        44          President and Chief Executive Officer of The Outdoor Channel

Andrew J. Dale              41          Senior Vice President Operations of The Outdoor Channel

Jacob B. Hartwick           43          Vice President Sales and Promotions of The Outdoor Channel
                                        and Lost Dutchmans Mining Association

James E. Crawford           43          Vice President Sales and Marketing of The Outdoor Channel

        The term of each director will expire at the 1998 annual meeting of stockholders and when a successor is elected and qualified or upon his earlier death, resignation or removal. Officers serve at the discretion of the Board of Directors.

        Perry T. Massie has served as Chief Executive Officer of the Company since 1986, has served as President and Chairman of the Board since 1994. From 1986 until January 1996, Mr. Massie served as Chief Financial Officer of the Company. He has been the Managing Editor of the Gold Prospector Magazine since 1988. Mr. Massie earned a Bachelor of Science degree in Mining Engineering from the University of Alaska, Fairbanks in June 1986. Perry T. Massie is the brother of Thomas H. Massie.

        Thomas H. Massie has served as Secretary and a director of the Company since 1984, and has served as Executive Vice President of the Company and the President of Gold Prospectors' Association of America, Inc. since 1994. Mr. Massie is also the host of the "Gold Prospecting Show." He attended the University of Alaska, Fairbanks from 1984 to 1986, studying business administration. Thomas H. Massie is the brother of Perry T. Massie.

        Richard K. Dickson II has served as Senior Vice President, General Counsel and a director of the Company since 1994. From November 1984 until 1994, Mr. Dickson served as the Company's corporate counsel and has been a practicing attorney, specializing in corporate and securities law, with his own firm since 1979. Mr. Dickson served as an attorney with the California Department of Corporations from 1976 to 1979. He earned a Bachelor of Science degree in Business Administration from the University of California, Berkeley in 1968, a Masters in Business Administration from the University of Southern California in 1970 and a law degree from the University of the Pacific in 1976.

        David M. Ashwood has served as Chief Financial Officer of the Company since January 1996. From May 1995 to the present, he has been the General Manager of the Company. Mr. Ashwood has been the Controller of the Company since November 1984. From 1984 until February 1996, Mr. Ashwood was the President of Affiliated Professional Services, a privately-held company that provides accounting, tax consulting and business management services to small to medium-sized companies. Mr. Ashwood earned a Bachelor of Science degree in Business Administration and a Masters in Business Administration, with an emphasis in Accounting and Finance, from California State University at Northridge in 1968 and 1969, respectively.

        Christopher B. Forgy has served as the President and Chief Executive Officer of The Outdoor Channel since February 1996. From February 1995 through January 1996, Mr. Forgy owned Chris Forgy Associates, a television industry consulting firm. From 1989 through January 1995, he served as Senior Vice President of Marketing, Sales and Programming for Times Mirror Cable Television. Mr. Forgy is immediate past Chairman of the Cable Television Administration and Marketing Society (CTAM). He has served on the board of directors of the Cabletelevision Advertising Bureau (CAB) and Pay Per View Holding Company, which owns and operates Viewer's Choice networks. Mr. Forgy was a founding member of the cable committee of the Academy of Television Arts & Sciences.

        Andrew J. Dale has served as Senior Vice President Operations of The Outdoor Channel since 1994. From 1990 to 1993, he has acted as a video and television consultant to both Global Outdoors, Inc. and the Gold News Network, Inc. From 1989 to 1994, Mr. Dale was a production manager at Vidfilm Services, a major Hollywood post-production facility, whose clients include Disney, MCA, Columbia and a host of other major studios. Vidfilm provides comprehensive services from film-to-tape transfer, editing and duplications, to standards conversion from NTSC to PAL and SECAM. Mr. Dale was born and raised in the United Kingdom.

        Jacob B. Hartwick has served in various position with the Company since 1986. From 1994 to the present Mr. Hartwick has been Vice President Sales and Promotions for The Outdoor Channel and Lost Dutchmans Mining Association. From 1991 to 1994, he served as a Vice President for Gold Prospector's Association of America, Inc.

        James E. Crawford has served as Vice President Sales and Marketing of The Outdoor Channel since May 1996. From 1991 to May 1996, Mr. Crawford was employed by Times Mirror Cable Television. While with Times Mirror, he was the Director of Affiliate Sales Western Division for Outdoor Life Network, a competitor of The Outdoor Channel and he was Director of Marketing and Sales for Times Mirror Cable Television in North San Diego and Sun City, California. He is a graduate of the University of Minnesota.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Based solely upon its review of the copies of reports furnished to the Company, or representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1996, were satisfied.


BOARD OF DIRECTORS

        The Board of Directors of the Company took action by unanimous written consent or held meetings fourteen (14) times during the fiscal year ended December 31, 1996. Each incumbent Director attended at least seventy-five percent (75%) of the aggregate of the number of meetings of the Board and the number of meetings held by all committees of the Board on which he or she served. The Company does not have any standing committees. In July 1996, the Company amended its Articles of Incorporation to authorize the Board of Directors to be increased to a maximum of seven directors. The Company anticipates increasing the size of the Board to five members if it becomes listed on the National Market System.

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table sets forth compensation received for the fiscal years ended December 31, 1996, 1995 and 1994 by the Company's Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 for fiscal year 1996, 1995 and 1994 (collectively, the "Named Executive Officers"):

                                          SUMMARY COMPENSATION TABLE

                                              Annual Compensation                  Long Term Compensation

                                                                               Securities
                                                          Other                  Under-
                                                         Annual    Restricted    laying             All Other
                                                         Compen-     Stock      Options/     LTIP    Compen-
Name and Principal Position  Year  Salary($)  Bonus($)  sation($)    Awards      /SARS     Payouts    sation
---------------------------  ----  ---------  --------  ---------  ----------  ----------  -------  ---------
Perry T. Massie, CEO         1996    84,000      --         --         --         --         --        --
                             1995    52,000    10,500       --         --         --         --        --
                             1994    52,000    43,301       --         --         --         --        --

Christopher B. Forgy         1996   165,000      --         --         --         --         --        --

Richard K. Dickson II        1996    60,000    60,000       --         --         --         --        --
                             1995    60,000    60,000       --         --         --         --        --
                             1994    60,000                 --         --         --         --        --


     In 1996 and 1995, Mr. Dickson devoted approximately 100% and 80%, respectively, of his business time to the Company's affairs. Mr. Dickson received cash payments for 1996 and 1995 of $70,000 and $90,000, respectively, out of which he paid his office expenses of approximately $1,400 and $2,200 per month, in 1996 and 1995, respectively. The additional $50,000 due Mr. Dickson for 1996 may be paid in either cash or stock at such time as is agreed upon by Mr. Dickson and the Company. The additional $30,000 for 1995 due Mr. Dickson may be paid in either cash or stock at such time as is agreed upon by Mr. Dickson and the Company.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         % of Total                                          Potential Realizable
                                           Options                                             Value at Assumed
                          Number of        Granted                                           Annual Rates of Stock
                         Securities          to          Exercise                           Price Appreciation for
                         Underlying       Employees       or Base                               Option Term(2)
                           Options        in Fiscal        Price         Expiration         ----------------------
        Name             Granted (#)       Year(1)       ($/Share)          Date            5%($)           10%($)
        ----             -----------     ----------      ---------       ----------         -----           ------
Perry T. Massie, CEO          --             --             --               --               --              --

Christopher B. Forgy       125,000           91%           3.50       October 16, 2005        --              --

---------------

                                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION VALUES

                                                       Number of Securities Underlying      Value of Unexercised
                                                            Unexercised Options             in-the-Money Options
                           Shares                          at Fiscal Year-End(#)            at Fiscal Year-End($)
                         Acquired On       Value       -------------------------------   --------------------------
        Name             Exercise(#)    Realized($)    Exercisable       Unexercisable   Exercisable  Unexercisable
        ----             -----------    -----------    -----------       -------------   -----------  -------------
Perry T. Massie, CEO         --             --            85,000              --             --            --

Thomas H. Massie             --             --            85,000              --             --            --

Richard K. Dickson II        --             --            25,000              --             --            --

David M. Ashwood             --             --            20,000              --             --            --

Christopher B. Forgy         --             --           125,000              --             --            --


        The exercise price of the options listed above for Messrs. Perry T. Massie and Thomas H. Massie are $2.50 per share for 50,000 shares and $2.25 per share for 35,000 shares. The exercise price of the options listed above for Messrs. Dickson and Ashwood are $2.25. The exercise price of the options listed above for Mr. Forgy is $3.50. The Closing Price of Global's Common Stock at 1996 fiscal year-end was $2.00 per share.


STOCK OPTION PLANS

               On May 26, 1993, the Company adopted two stock option plans ("Plan 1 Stock Options" and "Plan 2 Stock Options"). Plan 1 Stock Options are for persons who held stock options prior to the adoption of Plan 1 Stock Options. There are presently four persons who hold Plan 1 Stock Options for 115,000 shares of Common Stock exercisable at a price of $2.50 per share. Plan 1 Stock Options are non-qualified stock options and no further grants will be made under this plan. Plan 2 Stock Options may be granted to provide incentives to executive officers, employees and independent consultants. Options to purchase 285,000 may be granted under Plan 2 Stock Options. Options to purchase 235,000 shares are outstanding at an exercise price of $2.25 per share leaving options to purchase 50,000 shares available for grant. Plan 1 Stock Options are non-qualified stock options.

               In September 1995, the Company authorized another stock option plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan was approved by the shareholders of the Company at the Company's 1996 Annual Meeting held on July 16, 1996. The 1995 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Common Stock in order to enhance the Company's ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers. The Company may grant incentive stock options and nonqualified stock options under the 1995 Stock Option Plan. There are options to purchase 153,000 shares of Common Stock outstanding under the 1995 Stock Option Plan. An option to purchase 125,000 shares of Common Stock exercisable at $3.50 per share was granted to Christopher
B. Forgy, President and Chief Executive Officer of The Outdoor Channel, effective October 16, 1995 and options to purchase 28,000 shares of Common Stock exercisable at prices ranging form $3.25 to $4.00 per share were granted and are outstanding to several employees and service providers. As of the date of this report, options to purchase 347,000 shares of Common Stock may be granted under the 1995 Stock Option Plan.


DIRECTOR'S FEES

               The directors of the Company are also executive officers of the Company. For 1996, directors were not compensated separately or reimbursed for expenses incurred in attending meetings of the Board of Directors.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

               The Board of Directors has responsibility for matters that would be handled by the Compensation Committee if Global had such a committee. The Board has attempted to conserve Global's cash. Therefore, Global did not pay any direct salaries in 1994. With the acquisition of Gold Prospector's Association of America, Inc. ("GPAA") in 1995, Global commenced paying direct salaries to Messrs. Perry and Thomas Massie since they were receiving salaries from GPAA. Global paid GPAA management fees of $30,000 in 1994. Global considers part of this prior management fee an indirect salary to Global's Chief Executive Officer, Perry Massie, since this management fee was utilized to pay a portion of Perry Massie's salary at GPAA. Global paid Richard Dickson for legal services rendered to the Company in 1996 and it is anticipated that Global will continue to pay Mr. Dickson for legal services rendered to Global.

               The Company considers services rendered, nature of the services, quality of performance, past practice, conservation of cash and amount of present stock ownership in determining executive compensation. The Company desires to encourage performance by stock ownership.


EMPLOYMENT CONTRACTS

               The Company has entered into an employment agreement with Christopher B. Forgy, President and Chief Executive Officer of The Outdoor Channel, for a four year term commencing on February 1, 1996. If Mr. Forgy's employment is terminated other than for cause, he will be entitled generally to one year's salary and upon a change in control to two year's salary


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1996 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

    NAME AND ADDRESS OF BENEFICIAL                         SHARES BENEFICIALLY
      OWNER OR IDENTITY OF GROUP                                 OWNED(1)
    ------------------------------                      --------------------------
                                                          NUMBER           PERCENT
                                                        ---------          -------
Wilma M. Massie (3) .............................       1,391,926            33%

Perry T. Massie (4)(5) ..........................       1,239,196            29%

Thomas H. Massie (6)(7) .........................       1,262,700            30%

Richard K. Dickson II(8) ........................         301,550             7%

Christopher B. Forgy(9) .........................         225,000             5%

David M. Ashwood(10) ............................         114,070             3%

Andrew J. Dale(11) ..............................          25,000            * %

Jacob B. Hartwick(12) ...........................          30,904            * %

All directors and Named
Executive Officers as a
group (7 persons) (13) ..........................       3,198,420            70%

-------------
*       Less than one percent.


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 1997, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

(2) The address of each shareholder is c/o Global Outdoors, Inc., 43445 Business Park Dr., Suite 113, Temecula, California 92590.

(3) Includes 95,000 shares subject to options from the Company exercisable within 60 days of April 10, 1997.

(4) Includes 85,000 shares subject to options from the Company and 160,000 shares subject to options from Wilma M. Massie exercisable within 60 days of April 10, 1997.

(5) 8,500 of the shares shown are owned jointly by Perry T. Massie and his wife, Sandy Massie, who share voting and investment power with respect to such shares.

(6) Includes 85,000 shares subject to options from the Company and 160,000 shares subject to options from Wilma M. Massie exercisable within 60 days of April 10, 1997.

(7) 8,500 of the shares shown are owned jointly by Thomas H. Massie and his wife, Cindy Massie, who share voting and investment power with respect to such shares.

(8) Includes 25,000 shares subject to options from the Company and 200,000 shares subject to options from Wilma M. Massie exercisable within 60 days of April 10, 1997.

(9) Includes 125,000 shares subject to options from the Company and 100,000 shares subject to options from Wilma M. Massie exercisable within 60 days of April 10, 1997.

(10) Includes 20,000 shares subject to options from the Company and 80,000 shares subject to options from Wilma M. Massie exercisable within 60 days of April 10, 1997.

(11) Includes 20,000 shares subject to options from the Company exercisable within 60 days of April 10, 1997.

(12) Includes 20,000 shares subject to options from the Company exercisable within 60 days of April 10, 1997.

(13) Includes directors' and executive officers' shares listed above, including 465,000 shares subject to options from the Company and 700,000 shares subject to options from Wilma M. Massie exercisable within 60 days of April 10, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Prior to the acquisition in February 1995 of 100% of the outstanding stock of Gold Prospectors Association of America, Inc. ("GPAA") by the Company, GPAA was paid a management fee by the Company which amounted to $30,000 in 1994, said fee included office rent for the Company. Additionally, GPAA received a 25% sales commission on all sales of Lost Dutchman's memberships sold using GPAA mailing lists. The shareholders of GPAA were Perry T. Massie, Thomas H. Massie and Wilma M. Massie, all of whom were shareholders of the Company prior to the Company's acquisition of 100% of the outstanding stock of GPAA. The Company has accounted for its purchase of GPAA as a pooling of interests. Accordingly, the Company has restated its financial statements to include those of GPAA for the period prior to February 1995, and the related management fees and sales commissions have been eliminated upon such consolidated restatement. No management fees or sales commissions have been paid since February 1995.

               The Company is leasing its administrative facilities from Wilma
M. Massie, a shareholder of the Company and the mother of Perry T. Massie and Thomas H. Massie, under a lease agreement (the "Lease") currently requiring monthly rent payments of $8,000. Rent expense totaled $73,150 and $57,000 for the years ended December 31, 1996 and 1995, respectively. The total rent commitment at December 31, 1996 is three years.

               In conjunction with the Lease, the Company has a note receivable from Wilma M. Massie, the balance outstanding on which was $280,057 and $347,674 December 31, 1996 and 1995, respectively. The note bears interest at 6%.

               On February 10, 1995, the Company acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock (the "Acquisition"). The acquisition agreement provided for the issuance of up to an additional 1,500,000 shares of Common Stock ("Earn Out Shares") to the former shareholders of GPAA if GPAA achieved certain earnings or valuation milestones. The former shareholders of GPAA, Perry T. Massie, Thomas H. Massie, and Wilma M. Massie, are shareholders of the Company and Messrs. Perry and Thomas Massie are officers of the Company. For purposes of the Acquisition, the value of the Global Common Stock was deemed to be $3.50 per share with the initial total acquisition cost being $8,750,000. For accounting purposes, the assets of GPAA are recorded at their historical cost basis in a manner similar to a pooling of interest.

               The 1,500,000 Earn Out Shares will be unissued or held in escrow by Global's Transfer Agent for the benefit of the former shareholders of GPAA. All or part of such shares are to be delivered to the former shareholders of GPAA in the amounts set forth below if GPAA achieves the cumulative levels of earnings after deduction of income taxes, set forth below during the period beginning January 1, 1995 and ending March 31, June 30, September 30 or December 31, in 1995, 1996, 1997, and 1998.

                                                The Number of Earn Out Shares
     If Cumulative Earnings                       to be Delivered to Former
        Are Not Less Than                             GPAA Shareholders
     ----------------------                     -----------------------------
        $1,500,000                                  500,000
        $2,000,000                                  an additional 500,000
        $2,700,000                                  an additional 500,000

               Alternatively, in recognition of the fact that a significant expansion of The Outdoor Channel is being conducted and that such expansion, while potentially increasing the value of GPAA, may not be reflected in earnings, the below listed valuation earn out formula may be used. The valuation must be made by an independent certified public accountant or independent unaffiliated appraiser. The time periods listed above for earnings also apply for the valuation.

                                             The Number of Earn Out Shares
    If Valuation of GPAA                       to be Delivered to Former
      Is Not Less Than                             GPAA Shareholders
    --------------------                     -----------------------------
     $12,000,000                                 500,000
     $16,000,000                                 an additional 500,000
     $21,000,000                                 an additional 500,000

               After 1998, Earn Out Shares which are not delivered to the former shareholders of GPAA are to be considered void. While unissued or held in escrow, the former shareholders of GPAA will not be able to vote such shares and will not be entitled to receive any dividends thereon.

               The Company has an agreement with Richard K. Dickson II, a director and officer of the Company, to provide legal services for a monthly retainer of $5,000. In the event services rendered by Mr. Dickson on behalf of the Company exceed $5,000 in any given month, the agreement calls for Mr. Dickson to receive shares of the Company's Common Stock at its then current market value as payment for the services rendered in excess of $5,000. During 1995, Mr. Dickson was paid $90,000 and was entitled to receive $30,000 worth of Common Stock pursuant to this agreement. During 1996, Mr. Dickson was paid $70,000 and was entitled to receive $50,000 worth of Common Stock pursuant to this agreement.

               The transactions between the Company and the Company's management and significant shareholders are believed by management of the Company to have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties

               In connection with an employment agreement entered into between the Company and Christopher B. Forgy on February 1, 1996, Wilma M. Massie, a shareholder of the Company, granted to Mr. Forgy an option to purchase an aggregate of 100,000 shares of common stock of the Company owned by her. The option to Mr. Forgy to purchase stock is exercisable at a price of $3.50 per share of Common Stock.

               Perry T. Massie and Thomas H. Massie each have an option to purchase 160,000 shares of the Company owned by Wilma M. Massie and an option to purchase up to 96,000 shares of Wilma Massie's Earn Out Shares. Mr. Dickson has an option to purchase 200,000 shares of the Common Stock of the Company owned by Wilma Massie and has an option to purchase up to 150,000 shares of Wilma Massie's Earn Out Shares. In January 1996, Mr. Dickson exercised an option to purchase 50,000 shares of his option from Wilma M. Massie. David M. Ashwood, an officer of the Company, has an option to purchase 80,000 shares of the Common Stock of the Company owned by Wilma Massie and has an option to purchase up to 34,000 shares of Wilma Massie's Earn Out Shares.

               In February 1997, Wilma M. Massie, a principal shareholder of the Company, loaned the Company $125,000 on a note bearing interest at 10%.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:


Exhibit
Number                                 Description
-------                                -----------

3              Articles of Incorporation and by-laws, as amended*

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

16 Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company's Form 8-K Amendment No.1 dated March 26, 1996).

16.1 Letter re change in certifying accountant (incorporated by reference to Exhibit 16.3 to the Company's Form 8-K Amendment No.1 filed December 3, 1996).

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


* Incorporated by reference from S-1 Registration Statement filed with the SEC June 21, 1989; Amendment No. 1 thereto filed on November 28, 1989; Amendment No. 2 thereto filed on January 10, 1990; Amendment No. 3 thereto filed on February 7, 1990; SB-2 Registration Statement filed with the SEC August 5, 1996; Amendment No. 1 thereto file on January 27, 1997; and Amendment No. 2 thereto filed January 30, 1997.

(b) The company filed the following reports on Form 8-K during the quarter ended December 31, 1996, as follows: On October 21, 1996 and December 3, 1996, the Company filed a report on Form 8-K regarding retaining Arthur Andersen, LLP as its auditor.

                                   SIGNATURES

               In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) GLOBAL OUTDOORS, INC.


By: (Signature and Title) s/Perry T. Massie
                         ----------------------------------------------
                            Perry T. Massie,
Dated: April 30, 1997       President


               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



By: (Signature and Title) s/Perry T. Massie
                         ----------------------------------------------
                            Perry T. Massie,
Dated: April 30, 1997       President, CEO, and Director



By: (Signature and Title) s/Thomas H. Massie
                         ----------------------------------------------
                            Thomas H. Massie,
Dated: April 30, 1997       Executive VP, Secretary and Director



By: (Signature and Title) s/Richard K. Dickson II
                         ----------------------------------------------
                            Richard K. Dickson II,
Dated: April 30, 1997       Senior VP, General Counsel and Director



By: (Signature and Title) s/David M. Ashwood
                         ----------------------------------------------
                            David M. Ashwood,
Dated: April 30, 1997       Chief Financial Officer and General Manager