Form 10QSB
period 1997-03-31
GLOBAL OUTDOORS INC
filed 1997-05-30
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _________________ to __________________

         Commission file number :  0-17287
                                   -------

                              GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Alaska                                              33-0074499
---------------------------------                         ----------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                   Number of Shares Outstanding
       Class                                               at May 23, 1997
       -----                                       ----------------------------
 Common Stock, $.02 par value                                 4,128,814

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              FINANCIAL STATEMENTS

                                 PART I - ITEM 1



--------------------------------------------------------------------------------
                      FOR THE QUARTER ENDED MARCH 31, 1997
--------------------------------------------------------------------------------




                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      March 31     December 31
                                                        1997           1996
                                                     -----------   -----------
                                                     (unaudited)
CURRENT ASSETS
  Cash                                              $   54,541     $   82,027
  Current portion of stockholder receivable             56,400         56,400
  Advertising receivables, net of allowance for
     doubtful accounts                                 103,583         82,334
  Income taxes receivable                              230,000        230,000
  Inventories                                          147,021        159,361
  Prepaid expenses                                     182,658        174,372
                                                    ----------     ----------

                  Total current assets                 774,203        784,494


MEMBERSHIP RECREATIONAL MINING
  PROPERTIES, NET                                      995,010        995,010

ALASKA RECREATIONAL MINING PROPERTIES, NET           1,449,708      1,465,609

OUTDOOR CHANNEL EQUIPMENT, NET                         367,324        386,584

OTHER EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET                                    233,198        232,703

STOCKHOLDER RECEIVABLE                                 201,958        223,657

TRADEMARKS, net of accumulated amortization             85,357         85,601

DEPOSITS AND OTHER ASSETS                              106,906         52,240
                                                    ----------     ----------

TOTAL ASSETS                                        $4,213,664     $4,225,898
                                                    ==========     ==========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      March 31       December 31
                                                                                        1997             1996
                                                                                    -----------      -----------
                                                                                    (unaudited)
CURRENT LIABILITIES
   Line of credit                                                                   $   738,851      $   715,322
   Current maturities of long-term debt                                                 300,410          303,593
   Current maturities of capital leases                                                  46,540           47,172
   Customer deposits                                                                    429,476            9,500
   Accounts payable and accrued expenses                                                372,556          420,198
   Deferred revenue, current                                                          1,441,608        1,433,552
                                                                                    -----------      -----------

                  Total current liabilities                                           3,329,441        2,929,337

DEFERRED REVENUE, Long term portion                                                     437,477          424,230

LONG TERM DEBT, Less current portion                                                    613,611          637,717

CAPITAL LEASES, Less current portion                                                    190,557          192,664
                                                                                    -----------      -----------

                  Total liabilities                                                   4,571,086        4,183,948
                                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Convertible preferred stock, non voting, 10% noncumulative, no liquidation preference, $.001 par value; 10,000,000 shares authorized; shares issued and outstanding: 60,675 at March 31,
     1997; 60,775 at December 31, 1996                                                       61               61

   Common stock, $.02 par value; 50,000,000 shares
     authorized; shares issued and outstanding: 4,128,814
     at March 31, 1997; 4,122,354 at December 31, 1996                                   82,576           82,448

   Additional paid-in capital                                                         2,941,035        2,953,803

   Retained deficit                                                                  (3,159,844)      (2,773,112)

   Common stock subscriptions receivable                                               (221,250)        (221,250)
                                                                                    -----------      -----------

                  Total stockholders' equity                                           (357,422)          41,950
                                                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 4,213,664      $ 4,225,898
                                                                                    ===========      ===========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                            March 31
                                                 ------------------------------    December 31
                                                     1997              1996           1996
                                                 -----------      -------------    -----------
                                                          (unaudited)

REVENUES:
         Alaska Trip                             $         -      $         -      $   828,901
         Merchandise sales                           251,052          172,641          488,973
         Membership sales                            747,819          823,911        3,137,447
         Advertising                                 294,670          134,612          960,462
         Interest                                      4,663            6,340           23,789
         Other income                                 12,379            7,500           45,436
                                                 -----------      -----------      -----------

                  Total revenues                 $ 1,310,583      $ 1,145,004      $ 5,485,008
                                                 ===========      ===========      ===========

EXPENSES:
         Alaska trip expenses                             --               --          553,596
         Cost of merchandise sold                    167,451          114,117          321,843
         Cost of memberships sold                     67,625           98,710          268,974
         Satellite transmission fees                 400,607          383,304        1,441,619
         Advertising and programming                 164,351          407,899          945,357
         Selling, general and administrative         854,000          849,611        4,582,674
         Interest                                     43,281           13,021          138,303
                                                 -----------      -----------      -----------

                  Total expenses                   1,697,315        1,866,662        8,252,366
                                                 -----------      -----------      -----------

                  Loss before income taxes          (386,732)        (721,658)      (2,767,358)

Income tax benefit                                        --           56,760          217,658
                                                 -----------      -----------      -----------

         Net loss                                $  (386,732)     $  (664,898)     $(2,549,700)
                                                 -----------      ===========      ===========

Loss per share                                   $     (0.09)     $     (0.17)     $     (0.62)
                                                 ===========      ===========      ===========

Weighted average number of common shares
   outstanding                                     4,126,674        4,018,676        4,103,141
                                                 ===========      ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                        March 31
                                               -------------------------
                                                   1997           1996
                                               ----------     ----------
                                                      (unaudited)
Cash flows from operating activities           $  (3,772)     $ (65,050)

Cash flows (used in) investing activities,
     purchase of equipment                       (69,799)      (448,883)

Cash flows (used in) financing activities,
     payments on long-term debt                   46,085        343,867
                                               ---------      ---------

Net increase (decrease) in cash                $ (27,486)     $(170,066)

     Cash at beginning of period               $  82,027      $ 458,448
                                               ---------      ---------

     Cash at end of period                     $  54,541      $ 288,382
                                               =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Global Outdoors, Inc. (the Company) owns and operates The Outdoor Channel, Inc., the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving, camping, RV-ing and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's (LDMA-AU, Inc.) memberships which entitle members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of American, Inc. (GPAA), revenue from advertisers in a bi-monthly magazine, advertising revenue through cable television programming d/b/a The Outdoor Channel, Inc. and through merchandise sales. Effective July 23, 1996, the Company changed its name from Global Resources, Inc. to Global Outdoors, Inc.

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

SIGNIFICANT ACCOUNTING POLICIES:

Management Statement:

The interim financial statements for the period January 1 through March 31, 1997, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

Reference to Form 10-KSB:

Please refer to the Company's Form 10-KSB for the year ended December 31, 1996, for additional information and disclosures which may be of interest to the reader hereof.

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

Outdoor Channel equipment:

Outdoor Channel assets consist primarily of equipment and are recorded at cost, net of accumulated depreciation provided on a straight line basis over five years.

Other equipment and leasehold improvements:

Equipment and leasehold improvements are carried at cost net of accumulated depreciation provided on a straight line basis over five to ten years.

Revenue recognition:

Revenue on the "Alaska trip" income is recognized when trips are taken. Trips are taken in June through August each year.

The Company has sold memberships in LDMA-AU primarily on an installment basis. Memberships include contracts that give purchasers recreational prospecting and mineral rights to the Company's land and rights to use the land and facilities for camping and recreational vehicle parking. The contracts are

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
generally noninterest bearing, unsecured and provide for a down payment and monthly installments of $25 for periods of up to ten years. No deferred revenue or accounts receivable have been recorded for amounts not yet due under the contract terms due to uncertainty of collection. Sales revenue is recognized based upon a weighted average ten year straight line method. The ten year weighted average method was established based upon historical membership longevity, taking into consideration member defaults and withdrawals. Deposits are taken on new sales contracts, and are fully refundable for 10 days.

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

Reclassification:

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to conform to the current year presentation.

Advertising:

Advertising costs are charged to expense as incurred and production costs of advertising are expensed the first time the advertising takes place.

Impact of recent accounting pronouncements:

Effective in 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" and No. 129, "Capital Structure." The impact of the adoptions of these pronouncements is not expected to be material to the Company's financial position or results of operations.

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

Loss per share:

The computation of loss per share is based on the weighted average number of common and common equivalent shares outstanding during the year. In 1996, the weighted average number of shares for computing loss per share was 4,103,141. For March 31, 1997 and 1996, the weighted average number of shares for computing loss per share were 4,126,674 and 4,018,676, respectively. The computation of

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
fully diluted loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

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

Fair value of financial instruments:

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company's debt is considered to approximate fair market value as the interest available to the Company for loans with similar terms.

Accounting for stock based compensation:

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This standard, if fully adopted, changes the methods of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, and the expected life of the option or warrant. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented (see Note 8).

NOTE 2.  STOCKHOLDERS' EQUITY

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTE 3.  SUBSEQUENT EVENTS

In April, 1997, the Company entered into an agreement with Perry T. Massie, Thomas H. Massie and Wilma M. Massie (the Principal Stockholders), whereby the Principal Stockholders agreed to provide for the cash flow requirements of the Company over the next twelve months by means of loans or equity investments

In April 1997, Perry T. Massie, a principal shareholder of the Company, loaned the Company $115,000 on a note bearing interest at 10%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 1996.

COMPARISON OF QUARTERS ENDED MARCH 31, 1997 AND MARCH 31, 1996

         Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended March 31, 1997 were $1,310,583, an increase of $165,579 or 14%, compared to revenues of $1,145,004 for the quarter ended March 31, 1996. This increase was the result an increase in advertising revenue. Advertising increased to $294,670 for the quarter ended March 31, 1997 from $134,612 for the quarter ended March 31, 1996, primarily due to an increase in advertising revenue on The Outdoor Channel. Merchandise sales increased to $251,052 for the quarter ended March 31, 1997 from $172,641 the quarter ended March 31, 1996 and Membership sales decreased to $747,819 for the quarter ended March 31, 1997 from $823,911 for the quarter ended March 31, 1996. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, in the first quarter of 1997, the Company was able to maintain the combination of Merchandise sales and Membership sales at the same level as the first quarter of 1996 while more than doubling advertising revenue

         Expenses. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended March 31, 1997 were $1,697,315 a decrease of $169,347, or 10%, compared $1,866,662 for the quarter ended March 31, 1996. This decrease was primarily due to a decrease in advertising and programming to $164,351 for the quarter ended March 31, 1997 from $407,899 for the quarter ended March 31, 1996, due to the elimination of production costs and purchased advertising time on The Nashville Network ("TNN") for the Company's "Gold Prospecting Show." The Cost of these items was several hundred thousand dollars for the quarter ended March 31, 1996. There was no similar expense for the quarter March 31, 1997. Cost of merchandise sold increased to $167,451 for the quarter ended March 31, 1997 compared to $114,117 for the quarter ended March 31, 1996, due to an increase in Merchandise sales and Cost of membership sales decreased to $67,625 for the quarter ended March 31, 1997 compared to $98,710 for the quarter ended 31, 1996 due to a decrease in Membership sales.

         Loss Before Income Taxes. Loss before income taxes decreased substantially as a percentage of revenues to (30)% for the quarter ended March 31, 1997 from (63)% for the quarter ended March 31, 1996. The increase in advertising revenue and elimination of the expenses incurred for "The Gold Prospecting Show" on TNN were the primary reasons for this decrease.

         Income Tax Benefit. Income tax benefit for the quarter ended March 31, 1997 was $0 compared to $56,760 for the quarter ended March 31, 1996. The Company has utilized all its carry back losses and there is no present income tax benefit associated with its current quarter loss. The Company is able to carry that loss forward for ten years and apply it against future Net income.

GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 5,000 members and properties in California, Alaska, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina GPAA is the largest recreational gold prospecting club in the world with approximately 50,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. Prior to being a wholly-owned subsidiary of the Company, GPAA was an affiliated company which owned the Outdoor Channel. As discussed below, the Company acquired 100% of the stock of GPAA in February 1995. The Company's Trips Division sponsors unique recreational prospecting trips to Australia and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska. Global started a new products division in 1995 called "American Prospecting Equipment Company" and owns a 51% interest therein.

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

         Management of Global continued its emphasis on the growth and development of The Outdoor Channel during the first and second quarters of 1997. Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has to date achieved substantial visibility in the cable industry. The Company is committed to converting visibility for The Outdoor Channel's programming into greater distribution into cable households. Greater distribution will allow the Company to charge higher advertising rates, command subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products.

         A primary objective of the Company is to obtain distribution for The Outdoor Channel. To accomplish this objective the Channel seeks to sign national carriage agreements with multiple systems operators ("MSOs") and thereafter carriage agreements with the MSOs' individual cable affiliates. The Company's efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. In 1996, the Company entered into national carriage agreements with 13 of the top 100 MSO's in the United States, including TCA Cable, the 17th largest MSO, with over 670,000 subscribers; TW Fanch, the 19th largest MSO, with over 500,000 subscribers; Tele-Media, the 22nd largest MSO, with approximately 430,000 subscribers; Rifkin & Associates, the 25th largest MSO, with approximately 350,000 subscribers; and Service Electric Cable Television, the 26th largest MSO, with approximately 300,000 subscribers. Since the beginning of 1997, the company has added 11 additional top 100 MSO's bringing the total 24, including Post Newsweek Cable, the 18th largest MSO, with over 600,000 subscribers; Triax Cable, the 21st largest MSO with over 400,000 subscribers; US Cable, the 30th largest MSO with over 240,000 subscribers; Galaxy Telecom, the 34th largest MSO with over 200,000 subscribers. In February, the Company signed an affiliation agreement with the National Cable Television Cooperative ("NCTC") which represents over 4500 small and mid size cable systems with over 7,500,000 subscribers. In addition, the company has also signed an affiliation agreement with People's Choice, a wireless cable operator serving over 75,000 subscribers. The Company has been launched on additional cable systems without signed national carriage agreements and is in active negotiations with systems including Tele-Communications, Inc., the largest MSO in the country, and Times Warner, the second largest MSO in the country. In addition, the Company is in active negotiations with many other cable operators. The Company believes that it will be able to enter into more affiliation agreements in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. The Company intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel.

         Direct-broadcast satellite ("DBS") companies, such as DirecTv, Prime Star and EchoStar represent an additional, although smaller, means of potential distribution of The Outdoor Channel. The Company believes that distribution by means of DBS will increase as market acceptance and the installed base of DBSs increase. At this time, The Outdoor Channel is negotiating DBS distribution with several of the major DBS providers but has no executed agreements for such distribution.

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

         On January 31, 1997, the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") in 1996 was declared effective by the SEC. The Registration Statement is for a follow-on public offering of the Company's Units. The Units consist of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock and are presently being offered at a price of $8.00 per Unit. The offering is for a minimum of $200,000 and a maximum of $5,000,000 and is being conducted on a best efforts basis by the Company and Selected Broker-Dealers/Underwriters. The Company anticipates contributing substantially to the sale of Units by referring persons to Selected BrokerDealers/Underwriters, in which case, such firms will receive a lower sales commission. As of May 27, 1997, the Company had raised over $250,000 in this offering. The primary reasons Global is conducting the offering is to provide additional capital for The Outdoor Channel and the Lost Dutchman's camp club.

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

         The Company currently does not meet Nasdaq's minimum continued listing requirement of $1,000,000 in equity. The Company has submitted a proposal to Nasdaq for achieving compliance. If Nasdaq does not approve of the Company's proposal, the Company's Common Stock will be delisted from Nasdaq. If the Company's Common Stock was delisted from trading on Nasdaq, trading would thereafter be conducted in the over-the counter market so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. and consequently an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

         The Company is not currently generating sufficient cash flow from its operation to meet its cash flow requirements. In April, 1997, the Company entered into an agreement with Perry T. Massie, Thomas H. Massie and Wilma M. Massie (the Principal Stockholders), whereby the Principal Stockholders agreed to provide for the cash flow requirements of the Company over the next twelve months by means of loans or equity investments. In February 1997, Wilma M. Massie, a principal shareholder of the Company, loaned the Company $125,000 on a note bearing interest at 10% and in April 1997, Perry T. Massie, a principal shareholder of the Company, loaned the Company $115,000 on a note bearing interest at 10%. The Company has received a proposal from Wells Fargo Bank regarding the renewal of its credit line which expires in June 1997. The proposal requires a higher interest rate than is presently being paid on the credit line and a higher interest rate on the Company's long term loan with the bank which is due in September 1999. The proposal requires that the bank receive a First Priority Security Interest in all the assets of the Company and its subsidiaries. The Company intends to renew its credit line with Wells Fargo Bank.

         To achieve modest growth, the Company believed at quarter end that in addition to its available funds, credit line and expected cash flow to be generated from operations that it will require an additional $500,000 through December 31, 1997. The Company's primary source for these funds is either its present public offering or the Principal Stockholders referred to in the paragraph above. Thereafter, the Company anticipates that it will not require outside capital to maintain its current level of operations. In order to have a higher growth rate, the Company believes it will be necessary to raise in excess of $500,000 in its public offering or obtain other outside capital. The Company can place no assurance on receiving equity funding through outside sources. If cash flow from operations are insufficient or if working capital requirements are greater than anticipated, the Company could be required to seek other financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


       Exhibit
       Number
       -------
          27      Financial Data Schedule (SEC filing only).

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GLOBAL OUTDOORS, INC.
                                                (Registrant)


Dated:  May 27, 1997                        By: /s/ PERRY T. MASSIE
                                                ----------------------------
                                                PERRY T. MASSIE,
                                                President and Chief
                                                Executive Officer


Dated:  May 27, 1997                        By: /s/ DAVID M. ASHWOOD
                                                ----------------------------
                                                DAVID M. ASHWOOD,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)