Form 10QSB
period 1997-06-30
GLOBAL OUTDOORS INC
filed 1997-08-21
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                       ---------------  ----------------

         Commission file number :  0-17287

                              GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Alaska                                          33-0074499
-------------------------                    --------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                     Number of Shares Outstanding
       Class                             at August 12, 1997
       -----                          --------------------------
 Common Stock, $.02 par value                  4,186,892


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1




                       FOR THE QUARTER ENDED JUNE 30, 1997


                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                       June 30        December 31
                                                      ----------       ----------

                                                        1997             1996
                                                      ----------       ----------
                                                     (unaudited)
CURRENT ASSETS
  Cash                                                $   14,801       $   82,027
  Current portion of stockholder receivable               56,400           56,400
  Advertising receivables, net of allowance for
  doubtful accounts                                      165,759           82,334
  Income taxes receivable                                230,000          230,000
  Inventories                                            157,021          159,361
  Prepaid expenses                                       615,046          174,372
                                                      ----------       ----------

                  Total current assets                 1,239,027          784,494


MEMBERSHIP RECREATIONAL MINING
PROPERTIES, NET                                        1,007,946          995,010

ALASKA RECREATIONAL
         MINING PROPERTIES, NET                        1,502,429        1,465,609

OUTDOOR CHANNEL EQUIPMENT, NET                           346,311          386,584

OTHER EQUIPMENT AND LEASEHOLD
         IMPROVEMENTS, NET                               238,260          232,703

STOCKHOLDER RECEIVABLE                                   183,457          223,657

TRADEMARKS, net of accumulated amortization               93,493           85,601

DEPOSITS AND OTHER ASSETS                                297,016           52,240
                                                      ----------       ----------

TOTAL ASSETS                                          $4,907,939       $4,225,898
                                                      ==========       ==========


                   The accompanying notes are an integral part
                      of these consolidated balance sheets

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             June 30         December 31
                                                           -----------        -----------

                                                              1997               1996
                                                           -----------        -----------
                                                           (unaudited)
CURRENT LIABILITIES
   Line of credit                                          $   744,451        $   715,322
   Current maturities of long-term debt                        263,211            303,593
   Current maturities of capital leases                         44,410             47,172
   Customer deposits                                           744,961              9,500
   Accounts payable and accrued expenses                       471,550            420,198
   Deferred revenue, current                                 1,433,552          1,433,552
                                                           -----------        -----------

                  Total current liabilities                  3,702,135          2,929,337

DEFERRED REVENUE, Long term portion                            424,230            424,230

LONG TERM DEBT, Less current portion                           589,264            637,717

CAPITAL LEASES, Less current portion                           187,648            192,664

LOANS FROM STOCKHOLDERS                                        390,000                 --
                                                           -----------        -----------

                  Total liabilities                          5,293,277          4,183,948
                                                           -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Convertible preferred stock, non voting, 10%
   noncumulative, no liquidation preference,
   $.001 par value; 10,000,000 shares authorized;
   shares issued and outstanding: 60,675 at June
   30, 1997; 60,775 at December 31, 1996                            61                 61

   Common stock, $.02 par value; 50,000,000
   shares authorized; shares issued and outstanding:
   4,186,892 at June 30, 1997; 4,122,354 at
   December 31, 1996                                            83,738             82,448

   Additional paid-in capital                                3,184,825          2,953,803

   Retained deficit                                         (3,432,712)        (2,773,112)

   Common stock subscriptions receivable                      (221,250)          (221,250)
                                                           -----------        -----------

                  Total stockholders' equity                  (385,338)            41,950
                                                           -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                     $ 4,907,939        $ 4,225,898
                                                           ===========        ===========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended                    Six Months Ended
                                                 ------------------                    ----------------
                                                       June 30                              June 30
                                                      -------                               -------
                                                    (unaudited)                           (unaudited)

REVENUES:                                     1997              1996               1997                1996
                                          -----------        -----------        -----------        -----------
Alaska Trip                               $         -        $         -        $         -        $         -
Merchandise sales                             273,025            143,770            524,077            316,411
Membership sales                              679,394            771,946          1,427,213          1,595,857
Advertising                                   415,887            404,078            710,557            538,690
Interest                                        4,747              6,738              9,410             13,078
Other income                                   32,787             14,108             45,166             21,608
                                          -----------        -----------        -----------        -----------

Total revenues                            $ 1,405,840        $ 1,340,640        $ 2,716,423        $ 2,485,644
                                          ===========        ===========        ===========        ===========

EXPENSES:
Alaska trip expenses                                -                  -                  -                  -
Cost of merchandise sold                      158,527             94,309            325,978            208,426
Cost of memberships sold                       79,585             52,506            147,210            151,216
Satellite transmission fees                   382,500            405,106            783,107            788,410
Advertising and programming                   176,011            366,247            340,362            774,146
Selling, general and administrative           832,626          1,147,454          1,686,626          1,997,065
Interest                                       49,459             35,300             92,740             48,321
                                          -----------        -----------        -----------        -----------

Total expenses                              1,678,708          2,100,922          3,376,023          3,967,584
                                          -----------        -----------        -----------        -----------

Loss before income taxes                     (272,868)          (760,282)          (659,600)        (1,481,940)

Income tax benefit                                  -             52,069                  -            108,829
                                          -----------        -----------        -----------        -----------

Net loss                                  $  (272,868)       $  (708,213)       $  (659,600)       $(1,373,111)
                                          -----------        ===========        ===========        ===========

Loss per share                            $     (0.06)       $     (0.16)             (0.16)       $     (0.32)
                                          ===========        ===========        ===========        ===========

Weighted average number of common
   shares outstanding                       4,226,090          4,309,527          4,216,410          4,309,527
                                          ===========        ===========        ===========        ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Three Months Ended June 30
                                                 --------------------------
                                                   1997             1996
                                                 ---------        ---------
                                                (unaudited)
Cash flows used in operating activities          $(553,613)       $(619,125)

Cash flows used in investing activities,
     purchase of equipment                        (137,142)        (421,443)

Cash flows from financing activities,
     proceeds from long-term debt                  623,529          653,884
                                                 ---------        ---------

Net decrease in cash                             $ (67,226)       $(386,684)

     Cash at beginning of period                 $  82,027        $ 458,448
                                                 ---------        ---------

     Cash at end of period                       $  14,801        $  71,764
                                                 =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Global Outdoors, Inc. (the Company) owns and operates The Outdoor Channel, Inc., the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving, camping, RV'ing and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's (LDMA-AU, Inc.) memberships which entitle members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of American, Inc. (GPAA), revenue from advertisers in a bi-monthly magazine, advertising revenue through cable television programming d/b/a The Outdoor Channel, Inc. and through merchandise sales. Effective July 23, 1996, the Company changed its name from Global Resources, Inc. to Global Outdoors, Inc.

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

SIGNIFICANT ACCOUNTING POLICIES:

Management Statement:

The interim financial statements for the period January 1 through June 30, 1997, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loss per share:

The computation of loss per share is based on the weighted average number of common and common equivalent shares outstanding during the year. In 1996, the weighted average number of shares for computing loss per share was 4,103,141. For the quarter ended June 30, 1997 and 1996, the weighted average number of shares for computing loss per share were 4,226,090 and 4,309,527, respectively. The

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

computation of fully diluted loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

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

Deferred revenue:

Deferred revenue was not recalculated from year-end due to sales and cash received being approximately equal during the first six months of 1997.

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SUBSEQUENT EVENTS

In July 1997, Wilma M. Massie, a principal shareholder of the Company, loaned the Company $150,000 on a note bearing interest at 10%.

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

COMPARISON OF QUARTERS ENDED JUNE 30, 1997 AND JUNE 30, 1996

         Revenues. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended June 30, 1997 were $1,405,840, an increase of $65,200 or 5%, compared to revenues of $1,340,640 for the quarter ended June 30, 1996. This increase was the result of an increase in Merchandise sales. Merchandise sales increased to $273,025 for the quarter ended June 30, 1997 from $143,770 the quarter ended June 30, 1996 due a greater public exposure to the Company's products. Advertising increased to $415,887 for the quarter ended June 30, 1997 from $404,078 for the quarter ended June 30, 1996 and Membership sales decreased to $679,394 for the quarter ended June 30, 1997 from $771,946 for the quarter ended June 30, 1996. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, in the second quarter of 1997, the Company was able to maintain the combination of Merchandise sales and Membership sales at the same level as the second quarter of 1996 while posting a modest increase to advertising revenue

         Expenses. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended June 30, 1997 were $1,678,708 a decrease of $422,214, or 20%, compared $2,100,922 for the quarter ended June 30, 1996. This decrease was primarily due to a decrease in advertising and programming to $832,626 for the quarter ended June 30, 1997 from $1,147,454 for the quarter ended June 30, 1996, due to the elimination of production costs and purchased advertising time on The Nashville Network ("TNN") for the Company's "Gold Prospecting Show." The Cost of these items was several hundred thousand dollars for the quarter ended June 30, 1996. There was no similar expense for the quarter June 30, 1997. Cost of merchandise sold increased to 79,585 for the quarter ended June 30, 1997 compared to $52,506 for the quarter ended June 30, 1996, due to an increase in Merchandise sales. Cost of membership sales decreased to $382,500 for the quarter ended June 30, 1997 compared to $405,106 for the quarter ended June 30, 1996 due to a decrease in Membership sales.

         Loss Before Income Taxes. Loss before income taxes decreased substantially as a percentage of revenues to (19)% for the quarter ended June 30, 1997 from (57)% for the quarter ended June 30, 1996. The increase in Merchandise sales and elimination of the expenses incurred for "The Gold Prospecting Show" on TNN were the primary reasons for this decrease.

         Income Tax Benefit. Income tax benefit for the quarter ended June 30, 1997 was $0 compared to $52,069 for the quarter ended June 30, 1996. The Company has utilized all its carry back losses and there is no present income tax benefit associated with its current quarter loss. The Company is able to carry that loss forward for fifteen years and apply it against future taxable income.

GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with properties in California, Alaska, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina GPAA is the largest recreational gold prospecting club in the world. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. Prior to being a wholly-owned subsidiary of the Company, GPAA was an affiliated company which owned the Outdoor Channel. As discussed below, the Company acquired 100% of the stock of GPAA in February 1995. The Company's Trips Division sponsors unique recreational prospecting trips to Australia and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska. Global started a new products division in 1995 called "American Prospecting Equipment Company" and owns a 51% interest therein.

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

         A primary objective of the Company is to obtain distribution for The Outdoor Channel. To accomplish this objective the Channel seeks to sign national carriage agreements with multiple systems operators ("MSOs") and thereafter carriage agreements with the MSOs's individual cable affiliates. The Company's efforts to obtain distribution for The Outdoor Channel to date have largely focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. In 1996, the Company entered into national carriage agreements with 13 of the top 100 MSOs in the United States, including TCA Cable, the 16th largest MSO with over 712,000 subscribers; TW Fanch, the 18th largest MSO with over 531,000 subscribers; CableVision Communications (Rifkin), the 23rd largest MSO with more than 364,000 subscribers; Tele-Media, the 25th largest MSO with approximately 319,000 subscribers; Service Electric Cable Television, the 27th largest MSO with more than 293,000 subscribers; Northland Communications, the 32nd largest MSO with more than 216,000 subscribers; Buford Television, the 45th largest MSO with more than 151,000 subscribers; Douglas Communications, the 55th largest MSO with 83,000 subscribers; Chambers Communications, the 57th largest MSO with more than 81,000 subscribers; State Cable Television, the 62nd largest MSO with more than 71,000 subscribers; Omega Communications, the 68th largest MSO with more than 59,000 subscribers; Americable International, the 69th largest MSO with 59,000 subscribers; and Community TV Corporation with more than 54,000 subscribers. Since the beginning of 1997, the company has added Armstrong Utilities, the 38th largest MSO with more than 195,000 subscribers and executed agreements with the National Cable Television Cooperative ("NCTC") which represents over 4,500 small and mid-size cable systems with over 7,500,000 subscribers; Telysynergy, Inc., representing 12 major MSOs with a combined total of more than 5 million subscribers; World Satellite Network, with 2,000 private cable and wireless affiliates serving more than 2 million subscribers; and People's Choice, a wireless cable operator serving over 75,000 subscribers. The Company is in active negotiations with MSOs where cable systems have already launched including those operated by: Tele-Communications, Inc., the largest MSO; Jones Intercable, the 9th largest MSO; Falcon Cable, the 13th largest MSO; Cable One (Post-Newsweek), the 17th largest MSO; Bresnan Communications, the 36th largest MSO; and Classic Cable, the 39th largest MSO. In addition, the Company is negotiating with many other cable operators. The Company believes that it will be able to enter into more affiliation agreements in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. The Company intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel.

         Direct-broadcast satellite ("DBS") companies, such as DirecTV, Primestar and Echostar represent an additional, although smaller, means of potential distribution of The Outdoor Channel. The Company believes that distribution by means of DBS will increase as market acceptance and the installed base of DBSs increase. The Outdoor Channel has been negotiating for DBS distribution with all of the major DBS providers, but has no executed agreement for such distribution, to date.

         On January 31, 1997, the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") in 1996 was declared effective by the SEC. The Registration Statement is for a follow-on public offering of the Company's Units. The Units consist of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock and are presently being offered at a price of $8.00 per Unit. The offering is for a minimum of $200,000 and a maximum of $5,000,000 and is being conducted on a best efforts basis by the Company and Selected Broker-Dealers/Underwriters. The Company anticipates contributing substantially to the sale of Units by referring persons to Selected Broker-Dealers/Underwriters, in which case, such firms will receive a lower sales commission. As of August 12, 1997, the Company had raised over $340,000 in this offering. The primary reasons Global is conducting the offering is to provide additional capital for The Outdoor Channel and the Lost Dutchman's camp club. In addition to the public offering, the Company is considering various strategic alliances to raise outside capital and for assistance in the development of its businesses. The Company is also considering selling a portion or all of The Outdoor Channel in order to relieve the Company from financing The Outdoor Channel on its own.

         The Company currently does not meet Nasdaq's minimum continued listing requirement of $1,000,000 in equity and was delisted from The Nasdaq Stock Market on July 30, 1997. The Company has appealed this decision since it believes it has a suitable proposal for achieving compliance with Nasdaq's requirements in a relatively short time frame. The Company's Common Stock is now traded on the over the counter Bulletin Board which is regulated by the NASD. Price quotes on the Company's Common Stock can be obtained from any stock broker in the country. Also, price quotes can be obtained from a number of other sources including internet sites on American On Line, Yahoo Finance and Paww's Financial Network.

         From time to time the Company does not generate sufficient cash flow from its operation to meet its cash flow requirements. In April, 1997, the Company entered into an agreement with Perry T. Massie, Thomas H. Massie and Wilma M. Massie (the Principal Stockholders), whereby the Principal Stockholders agreed to provide for the cash flow requirements of the Company over the next twelve months by means of loans or equity investments. From January 1 through August 14, 1997, Perry T. Massie and Wilma M. Massie have loaned the Company an aggregate of $460,0000 on notes bearing interest at 10%. The Company has received a proposal from Wells Fargo Bank regarding the renewal of its credit line which expired in June 1997. The proposal requires a higher interest rate than is presently being paid on the credit line and a higher interest rate on the Company's long term loan with the bank which is due in September 1999. The proposal requires that the bank receive a First Priority Security Interest in all the assets of the Company and its subsidiaries. The Company intends to renew its credit line with Wells Fargo Bank.

         To achieve modest growth, the Company believed at quarter end that in addition to its available funds, credit line and expected cash flow to be generated from operations that it will require an additional $500,000 through December 31, 1997. The Company's primary source for these funds is either its present public offering or the Principal Stockholders referred to in the paragraph above. Thereafter, the Company anticipates that it will not require outside capital to maintain its current level of operations. In order to have a higher growth rate, the Company believes it will be necessary to raise in excess of $750,000 in its public offering or obtain other outside capital. The Company can place no assurance on receiving equity funding through outside sources. If cash flow from operations are insufficient or if working capital requirements are greater than anticipated, the Company could be required to seek other financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

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


                                      GLOBAL OUTDOORS, INC.
                                          (Registrant)


Dated:  August 21, 1997               By:  /s/ PERRY T. MASSIE
                                         -----------------------
                                         PERRY T. MASSIE,
                                         President and Chief
                                         Executive Officer




Dated:  August 21, 1997               By:  /s/ DAVID M. ASHWOOD
                                         ------------------------
                                         DAVID M. ASHWOOD,
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


         Exhibit
         Number             DESCRIPTION
         ------   -----------------------------------------

          27      Financial Data Schedule (SEC filing only).