Form 10QSB
period 1997-09-30
GLOBAL OUTDOORS INC
filed 1997-11-21
CIK 760326

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended SEPTEMBER 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number :  0-17287
                          -------

                            GLOBAL OUTDOORS, INC.
----------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

          Alaska                                       33-0074499
---------------------------                   ----------------------------
(State or other Juris-                        (IRS Employer Identification
 diction of incorporation                      Number)
 or organization)

                      43445 Business Park Drive, Suite 113
                          Temecula, California  92590
----------------------------------------------------------------------------

               (Address and zip code of principal executive offices)

                                (909)699-4749
----------------------------------------------------------------------------
                  (Issuer's telephone number, including area code)

----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes (X)   NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                        Number of Shares Outstanding
       Class                                at November 14, 1997
       -----                          -------------------------------
Common Stock, $.02 par value                     4,240,944

Transitional Small Business Disclosure Format (Check one):  Yes ( )   No (X)

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                 FORM 10-QSB

                            FINANCIAL STATEMENTS
                              PART I - ITEM 1


----------------------------------------------------------------------------

                    For the quarter ended September 30, 1997

----------------------------------------------------------------------------




                             GLOBAL OUTDOORS, INC.

                   GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS




                                                  September 30  December 31
                                                      1997         1996
                                                  ------------  ------------
                                                  (unaudited)

CURRENT ASSETS
Cash                                              $    58,432   $    82,027
Current portion of stockholder receivable              56,400        56,400
 Advertising receivables, net of allowance for
      doubtful accounts                               150,169        82,334
Income taxes receivable                               230,000       230,000
Inventories                                           147,021       159,361
Prepaid expenses                                      258,849       174,372
                                                  ------------  ------------
Total current assets                                  900,871       784,494

MEMBERSHIP RECREATIONAL MINING
       PROPERTIES, NET                              1,015,546       995,010

ALASKA RECREATIONAL
       MINING PROPERTIES, NET                       1,491,328     1,465,609

OUTDOOR CHANNEL EQUIPMENT, NET                        335,010       386,584

OTHER EQUIPMENT AND LEASEHOLD
       IMPROVEMENTS, NET                              192,359       232,703

STOCKHOLDER RECEIVABLE                                163,357       223,657

DEFERRED TAXES                                              -             -

TRADEMARKS, net of accumulated amortization            92,293        85,601

DEPOSITS AND OTHER ASSETS                             197,350        52,240
                                                  ------------  ------------
TOTAL ASSETS                                      $ 4,388,114   $ 4,225,898
                                                  ============  ============

The accompanying notes are an integral part of these consolidated balance sheets.

                   GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  September 30   December 31
                                                      1997         1996
                                                  ------------  ------------
                                                  (unaudited)

CURRENT LIABILITIES
 Line of credit                                   $   740,729   $   715,322
Current maturities of long-term debt                  312,152       303,593
Current maturities of capital leases                   39,522        47,172
Customer deposits                                           -         9,500
Accounts payable and accrued expenses                 625,999       420,198
Deferred revenue, current                           1,603,552     1,433,552
                                                  ------------  ------------
             Total current liabilities              3,321,954     2,929,337

DEFERRED REVENUE, Long term portion                   420,381       424,230

LONG TERM DEBT, Less current portion                  488,027       637,717

CAPITAL LEASES, Less current portion                  174,211       192,664

LOANS FROM STOCKHOLDERS                               569,533             -
                                                  ------------  ------------
             Total liabilities                      4,974,106     4,183,948
                                                  ------------  ------------



STOCKHOLDERS' EQUITY

 Convertible preferred stock, non voting, 10%
 noncumulative, no liquidation preference, $.001
 par value; 10,000,000 shares authorized; shares
 issued and outstanding:  60,675 at September
 30, 1997; 60,775 at December 31, 1996.                    61            61

 Common stock, $.02 par value; 50,000,000
 shares authorized; shares issued and outstanding:
 4,239,944 at September 30, 1997; 4,122,354 at
 December 31, 1996.                                    84,799        82,448

 Additional paid-in capital                         3,252,667     2,953,803

 Retained deficit                                  (3,702,269)   (2,773,112)

 Common stock subscriptions receivable               (221,250)     (221,250)
                                                  ------------  ------------
             Total stockholders' equity              (585,992)       41,950
                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 4,388,114   $ 4,225,898
                                                  ============  ============



   The accompanying notes are an integral part of these consolidated balance sheets.

                                GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended         Nine Months Ended
                                                   ------------------         -----------------
                                                      September 30               September 30
                                                      ------------              ------------
                                                       (unaudited)               (unaudited)
                                                  1997          1996          1997          1996
                                              ------------  ------------  ------------  ------------
REVENUES:

 Alaska Trip                                  $   791,670   $   828,901   $   791,670   $   828,901
 Merchandise sales                                197,088        85,605       721,165       402,016
 Membership sales                                 532,478       411,039     1,959,691     2,006,896
 Advertising                                      377,126       192,959     1,087,683       731,649
 Interest                                           4,887         6,132        14,297        19,210
 Other income                                      91,544        10,803       136,710        32,411
                                              ------------  ------------  ------------  ------------
    Total revenues                            $ 1,994,793   $ 1,535,439   $ 4,711,216   $ 4,021,083
                                              ============  ============  ============  ============

EXPENSES:

 Alaska trip expenses                             563,016       553,596       563,016       553,596
 Cost of merchandise sold                         219,511        38,333       545,489       246,759
 Cost of memberships sold                          98,501        71,263       245,711       222,479
 Satellite transmission fees                      481,500       276,709     1,264,607     1,065,119
 Advertising and programming                       37,932        87,054       348,294       861,200
 Selling, general and administrative              782,694       670,343     2,499,320     2,667,408
 Interest                                          81,196        35,109       173,936        83,430
                                              ------------  ------------  ------------  ------------
    Total expenses                              2,264,350     1,732,407     5,640,373     5,699,991
                                              ------------  ------------  ------------  ------------
    Loss before income taxes                     (269,557)     (196,968)     (929,157)   (1,678,908)

Income tax benefit                                      -             -             -       217,658
                                              ------------  ------------  ------------  ------------
    Net loss                                  $  (269,557)  $  (196,968)  $  (929,157)  $(1,461,250)
                                             ------------  ------------  ------------  ------------
Loss per share                                $     (0.06)  $     (0.05)  $     (0.22)  $     (0.34)
                                              ============  ============  ============  ============
Weighted average number of common
 shares outstanding                             4,275,542     4,333,179     4,256,318     4,303,287
                                              ============  ============  ============  ============


   The accompanying notes are an integral part of these consolidated financial statements.
                                    5

                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Nine Months Ended September 30
                                             ------------------------------
                                                 1997                1996
                                              ----------          ----------
Cash flows used in operating activities       $(674,332)          $(926,293)

Cash flows used in investing activities,
    purchase of equipment                      (112,824)           (447,922)

Cash flows from financing activities,
    proceeds from long-term debt
    and public offering                         763,561             952,668
                                              ----------          ----------
Net decrease in cash                          $ (23,595)          $(421,547)

    Cash at beginning of period               $  82,027           $ 458,448
                                              ----------          ----------
    Cash at end of period                     $  58,432           $  36,901
                                              ==========          ==========




    The accompanying notes are an integral part of these consolidated financial statements.
                                    6

                   GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------

NATURE OF BUSINESS:

Global Outdoors, Inc. (the Company) owns and operates The Outdoor Channel, Inc., the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving, camping, RV'ing and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's (LDMA-AU, Inc.) memberships which entitle members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of American, Inc. (GPAA), revenue from advertisers in a bi-monthly magazine, advertising revenue through cable television programming d/b/a The Outdoor Channel, Inc. and through merchandise sales. In July 1996, the Company changed its name from Global Resources, Inc. to Global Outdoors, Inc.

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

During 1996, the Company experienced significant operating losses, principally from the operation of The Outdoor Channel, Inc. As a result of losses in 1996 and prior years, at December 31, 1996, the Company had negative working capital. Furthermore, losses subsequent to December 31, 1996 have resulted in a deficit stockholders' equity position. The Company has been conducting a public offering of common stock, and management is discussing additional capital-raising efforts with third parties; however, management is unable to predict the outcome of the discussions or determine to what extent the Company will increase its capital base. Management is also currently negotiating carriage agreements with third parties that could result in a significant increase in the subscriber base for The Outdoor Channel, Inc., which would result in an increase in advertising revenue for the Company; however, management is unable to predict the outcome of those negotiations or determine when the Company's revenues will increase. In April, 1997, the Company entered into an agreement with Perry T. Massie, Thomas H. Massie and Wilma M. Massie (the Principal Stockholders), whereby the Principal Stockholders agreed to provide for the cash flow requirements of the Company over the next twelve months by means of loans or equity investments.

SIGNIFICANT ACCOUNTING POLICIES:

MANAGEMENT STATEMENT:

The interim financial statements for the period January 1 through September 30, 1997, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

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

                  GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOSS PER SHARE:

The computation of loss per share is based on the weighted average number of common and common equivalent shares outstanding during the year. In 1996, the weighted average number of shares for computing loss per share was 4,103,141. For the quarter ended September 30, 1997 and 1996, the weighted average number of shares for computing loss per share were 4,275,542 and 4,333,179, respectively. For the nine months ended September 30, 1997 and 1996, the weighted average number of shares for computing loss per share were 4,256,318 and 4,303,287, respectively. The computation of fully diluted loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

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

NOTE 2.  STOCKHOLDERS' EQUITY
-----------------------------

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

                   GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SUBSEQUENT EVENTS
--------------------------

In October 1997, The Outdoor Channel signed a national carriage agreement with TCI, the largest multiple system operator (" MSO") in the U.S. In November 1997, the Company added Ray V. Miller and Elizabeth Sanderson-Burke to the Board of Directors of The Outdoor Channel. In November 1997, The Outdoor Channel made several other management changes. Andrew J. Dale was promoted to President and Jacob B. Hartwick was promoted to Executive Vice President. The Outdoor Channel also added advertising and financial executives. Christopher B. Forgy the former President left The Outdoor Channel in November 1997.

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

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
----------------------------------------------------------------------

   REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended September 30, 1997 were $1,994,793, an increase of $459,354 or 30%, compared to revenues of $1,535,439 for the quarter ended September 30, 1996. This increase was primarily the result of an increase in Advertising revenue, Membership sales and Merchandise sales. Advertising increased to $377,126 for the quarter ended September 30, 1997 from $192,959 for the quarter ended September 30, 1996, due principally to an increase in advertising revenue on The Outdoor Channel. Membership sales increased to $532,478 for the quarter ended September 30, 1997 from $411,039 for the quarter ended September 30, 1996 and Merchandise sales increased to $197,088 for the quarter ended September 30, 1997 from $85,605 for the quarter ended September 30, 1996 due a greater public exposure to the Company's products. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, in the third quarter of 1997, the Company was able to significantly increase Membership sales and Merchandise sales from the second quarter of 1996 while almost doubling Advertising revenue from the same period.

   EXPENSES.   Expenses consist primarily of the cost of the Company's
satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended September 30, 1997 were $2,264,350 an increase of $531,943, or 31%, compared to $1,732,407 for the quarter ended September 30, 1996. This increase was primarily the result of significant increases in Cost of merchandise sold and Satellite transmission
fees.   Cost of Merchandise sold increased to $219,511 for the quarter ended
September 30, 1997 compared to $38,333 for the quarter ended September 30, 1996, due to an increase in Merchandise sales and Satellite transmission fees increased to $481,500 for the quarter ended September 30, 1997 compared to $276,709 for the quarter ended September 30, 1996 due to The Outdoor Channel changing to a more widely viewed but more expensive satellite transponder.

   LOSS BEFORE INCOME TAXES. Loss before income taxes as a percentage of revenues was (14)% for the quarter ended September 30, 1997 which was similar to (13)% for the quarter ended September 30, 1996.

   INCOME TAX BENEFIT.  Income tax benefit for the quarters ended September
30, 1997 and September 30, 1996 was $0.   The Company has utilized all its
carry back losses and there is no present income tax benefit associated with its losses. The Company is able to carry that loss forward for fifteen years and apply it against future taxable income.

GENERAL
-------

   Global Outdoors, Inc. (the "Company" or "Global") owns and operates The Outdoor Channel, the first national television network devoted solely to outdoor activities, such as hunting, fishing, scuba diving and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with properties in California, Alaska, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. Prior to being a wholly-owned subsidiary of the Company, GPAA was an affiliated company which owned the Outdoor Channel. As discussed below, the Company acquired 100% of the stock of GPAA in February 1995. The Company's Trips Division sponsors unique recreational prospecting trips to the California Motherlode area and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska.

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

   Management of Global continued its emphasis on the growth and development of The Outdoor Channel during 1997. Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has to date achieved substantial visibility in the cable industry. The Company is committed to converting visibility for The Outdoor Channel's programming into greater distribution into cable households. Greater distribution will allow the Company to charge higher advertising rates, command subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products.

   A primary objective of the Company is to obtain distribution for The Outdoor Channel. To accomplish this objective the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. The Company's efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. In November 1997, the Company was launched on over 600 cable systems with over 1,100,000 subscribers. The Company has signed national carriage agreements with 60 of the top 100 multi-system cable operators. The Company has also been launched on cable systems without signed national carriage agreements and is in active negotiations with such systems. In addition, the Company is in active negotiations with many other cable operators. The Company believes that it will be able to enter into more affiliation agreements in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. The Company intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel.

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

   In September 1997, The Outdoor Channel executed a contract with the National Digital Television Center, Inc. DBA AHeadend In The Sky@ ("HITS"), a wholly owned subsidiary of Tele-Communications Inc. ("TCI"). HITS is a digitally compressed programming service that is available to cable systems.
 The Outdoor Channel launched on HITS in October of 1997. The Company expects to receive a significant amount of distribution from HITS although the amount is limited by the number of digital receivers installed by cable systems and by their HITS channel selections.

   In October 1997, The Outdoor Channel signed a national carriage agreement with TCI, the largest multiple system operator (" MSO") in the U.S. In anticipation of the TCI agreement, The Outdoor Channel was launched on eight TCI systems. The Company believes there will be further significant distribution with TCI systems.

   In November 1997, the Company added Ray V. Miller and Elizabeth Sanderson-Burke to the Board of Directors of The Outdoor Channel. Mr. Miller is a cable industry pioneer. He has served as President of 17 cable television companies. He has been a Director of the National Cable Television Cooperative ("NCTC") since 1991. Mr. Miller is a past officer of the California Cable television Association and the North Carolina Cable Television Association. He is a member of the "Cable Television Pioneers. Ms. Burke has been the president of several communications companies. Ms. Burke was on the Board of Directors of the National Cable Television Cooperative ("NCTC") from 1993 to 1996. She earned a B.A. degree from the College of Colorado and a law degree from Pepperdine University.

   In November 1997, The Outdoor Channel made several other management changes. Andrew J. Dale was promoted to President and Jacob B. Hartwick was promoted to Executive Vice President. The Outdoor Channel also added advertising and financial executives. Christopher B. Forgy the former President left The Outdoor Channel in November 1997.

   In November 1997, the Company hired Richard D. Vermeer as a finance executive for the Company. Mr. Vermeer has been the Chief Financial Officer and Senior Vice President Finance for several companies including a company listed on New York Stock Exchange and a Nasdaq listed company. He earned a
B. S. degree form Fairleigh Dickinson University and an M.B.A. degree from Lehigh University.

   As of November 1, 1997, the Company had raised over $400,000 in it public offering. This offering has now wound down. The primary reasons Global conducted the offering was to provide additional capital for The Outdoor Channel and the Lost Dutchman's camp club. The Company is now focusing primarily on private financing to achieve funding for The Outdoor Channel. In addition, the Company is considering various strategic alliances to raise outside capital and for assistance in the development of its businesses.

   Since July 30, 1997, the Company's Common Stock has been traded on the
over the counter Bulletin Board.   Price quotes on the Company's Common
Stock can be obtained from any stock broker. Also, price quotes can be obtained from a number of other sources including internet sites on American On Line, Yahoo Finance and Paww's Financial Network.

   From time to time the Company doe not generate sufficient cash flow from its operation to meet its cash flow requirements. In April, 1997, the Company entered into an agreement with Perry T. Massie, Thomas H. Massie and Wilma M. Massie (the Principal Stockholders), whereby the Principal Stockholders agreed to provide for the cash flow requirements of the Company over the next twelve months by means of loans or equity investments. From January 1 through August 14, 1997, Perry T. Massie and Wilma M. Massie have loaned the Company an aggregate of $540,000 on notes bearing interest at 10%. The Company has renewed its credit line with Wells Fargo Bank.

   To achieve modest growth, the Company believed at quarter end that in addition to its available funds, credit line and expected cash flow to be generated from operations that it will require an additional $500,000 through December 31, 1997. The Company's primary source for these funds is either private financing or the Principal Stockholders referred to in the paragraph above. For the next six months, the Company anticipates that it will require an additional $500,000 in outside capital to maintain its current level of operations. In order to have a higher growth rate, the Company believes it will be necessary to raise other outside capital. The Company can place no assurance on receiving equity funding through outside sources. If cash flow from operations are insufficient or if working capital requirements are greater than anticipated, the Company could be required to seek other financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits
          --------

    Exhibit
    Number
    ------
    27   Financial Data Schedule (SEC filing only).


    (b)   Reports on Form 8-K
          -------------------
          None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GLOBAL OUTDOORS, INC.
                                 (Registrant)


Dated:  November 19, 1997          By: /s/ PERRY T. MASSIE
                                       -------------------------
                                   PERRY T. MASSIE,
                                   President and Chief
                                   Executive Officer




Dated:  November 19, 1997          By: /s/ DAVID M. ASHWOOD
                                       -------------------------
                                   DAVID M. ASHWOOD
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)