Form 10KSB/A
period 1996-12-31
GLOBAL OUTDOORS INC
filed 1998-12-22
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1996
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ______________to______________

Commission file number :  0-17287
                         ---------

                              GLOBAL OUTDOORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              ALASKA                                     33-0074499
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          43445 BUSINESS PARK DR. SUITE 113, TEMECULA, CALIFORNIA 92590
       -------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (909) 699-4749
                                                     --------------

Securities registered pursuant to Section 12 (b) of the Act: None
                                                             ----

          Securities registered pursuant to Section 12 (g) of the Act:

                                  COMMON STOCK
         --------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                           Number of Shares Outstanding
             Class                               at April 2, 1997
------------------------------             ----------------------------
          Common Stock                              4,128,814


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

         None.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]   No [X]

ITEM 7.  FINANCIAL STATEMENTS.

         Following are consolidated financial statements of the registrant for the years ended December 31, 1996 and 1995. The consolidated financial statements for the ended December 31, 1996 have been restated effective December 11, 1998.

                              GLOBAL OUTDOORS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                                TABLE OF CONTENTS


                                                                            Page

Report of Independent Public Accountants.......................................6

Consolidated Balance Sheets....................................................8

Consolidated Statements of Operations.........................................10

Consolidated Statements of Stockholders' Equity...............................11

Consolidated Statements of Cash Flows.........................................12

Notes to Consolidated Financial Statements....................................14

                               ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors of
       Global Outdoors, Inc.:

We have audited the accompanying consolidated balance sheet of GLOBAL OUTDOORS, INC. (an Alaska corporation) AND SUBSIDIARIES as of December 31, 1996, and the related consolidated statements of Operations, stockholders' equity and cash flows for the year then ended, as restated, seeNote 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


                                                      /s/ Arthur Andersen LLP
                                                          ARTHUR ANDERSEN LLP
Orange County, California
April 15, 1997, (except for Note 14,
  as to which the date is December 11,
  1998)

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

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for by opinion.

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

Kenneth E. Walsh
Certified Public Accountant
January 20, 1997


GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


                                     ASSETS
                                                                                 Restated
                                                                                   1996             1995
                                                                               ------------     ------------

CURRENT ASSETS
    Cash                                                                       $    82,027      $   458,448
    Current portion of stockholder receivable                                       56,400           40,800
    Advertising receivables, net of allowance for doubtful accounts
            of $39,242 and $15,104 in 1996 and 1995, respectively                   82,334          135,937
    Income taxes receivable                                                        230,000           75,281
    Inventories                                                                    159,361          192,268
    Prepaid expenses                                                               174,372          560,059
                                                                               ------------     ------------

       Total current assets                                                        784,494        1,462,793


MEMBERSHIP RECREATIONAL
    MINING PROPERTIES, NET                                                         995,010          646,717

ALASKA RECREATIONAL
    MINING PROPERTIES, NET                                                       1,465,609        1,550,052

OUTDOOR CHANNEL EQUIPMENT, NET                                                     386,584          147,919

OTHER EQUIPMENT AND LEASEHOLD
    IMPROVEMENTS, NET                                                              232,703           79,051

STOCKHOLDER RECEIVABLE                                                             223,657          306,874

TRADEMARKS, net of accumulated amortization of $4,720 and
    none in 1996 and 1995, respectively                                             85,601           41,248

DEPOSITS AND OTHER ASSETS                                                           52,240          342,201
                                                                               ------------     ------------

TOTAL ASSETS                                                                   $ 4,225,898      $ 4,576,855
                                                                               ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 Restated
                                                                                   1996             1995
                                                                               ------------     ------------

CURRENT LIABILITIES
    Line of credit                                                             $   715,322      $    33,139
    Current maturities of long-term debt                                           303,593           21,567
    Current maturities of capital leases                                            47,172           17,726
    Customer deposits                                                                9,500           16,979
    Accounts payable and accrued expenses                                          420,198          159,802
    Deferred revenue, current                                                            -        1,134,794
                                                                               ------------     ------------

       Total current liabilities                                                 1,495,785        1,384,007

DEFERRED REVENUE, Less current portion                                           2,084,782          421,814

LONG TERM DEBT, Less current portion                                               637,717          252,724

CAPITAL LEASES, Less current portion                                               192,664           74,831
                                                                               ------------     ------------

       Total liabilities                                                         4,410,948        2,133,376
                                                                               ------------     ------------

STOCKHOLDERS' EQUITY

    Convertible preferred stock, non voting, 10%
    noncumulative, no liquidation preference,
    $.001 par value; 10,000,000 shares authorized;
    shares issued and outstanding 60,775 in 1996 and
    63,195 in 1995                                                                      61               63

    Common stock, $.02 par value; 50,000,000 and
    5,000,000 shares authorized in 1996 and 1995, respectively;
    shares issued and outstanding:
    4,122,394 in 1996 and 4,074,988 in 1995                                         82,448           81,500

    Additional paid-in capital                                                   2,941,163        2,793,938

    Preferred stock dividend payable in common stock                                12,640                -

    Retained deficit                                                            (3,000,112)        (210,772)

    Common stock subscriptions receivable                                         (221,250)        (221,250)
                                                                               ------------     ------------

       Total stockholders' equity                                                 (185,050)       2,443,479
                                                                               ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 4,225,898      $ 4,576,855
                                                                               ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 1996 AND 1995

                                                                                 Restated
                                                                                   1996             1995
                                                                               ------------     ------------
REVENUES:
    Alaska trip                                                                $   828,901      $   656,161
    Merchandise sales                                                              488,973                -
    Membership sales                                                             2,910,447        3,133,110
    Advertising                                                                    960,462          439,817
    Interest                                                                        23,789           43,039
    Other income                                                                    45,436           68,840
                                                                               ------------     ------------

       Total revenues                                                            5,258,008        4,340,967

EXPENSES:
    Alaska trip expenses                                                           553,596          235,832
    Cost of merchandise sold                                                       321,843                -
    Cost of memberships sold                                                       268,974          684,072
    Satellite transmission fees                                                  1,441,619          901,294
    Advertising and programming                                                    945,357          157,899
    Selling, general and administrative                                          4,582,674        2,404,131
    Interest                                                                       138,303           38,218
                                                                               ------------     ------------
         Total expenses                                                          8,252,366        4,421,446
                                                                               ------------     ------------

         Loss before income taxes                                               (2,994,358)         (80,479)

Income tax benefit                                                                 217,658           30,582
                                                                               ------------     ------------

         Net loss                                                              $(2,776,700)     $   (49,897)
                                                                               ------------     ------------

Loss per share                                                                 $     (0.68)     $     (0.01)
                                                                               ============     ============

Weighted average number of common
    shares outstanding                                                           4,103,141        3,867,517
                                                                               ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995 (RESTATED)

                                                                                                           Preferred
                                                                   Additional               Common stock     stock
                         Preferred stock        Common stock         paid-in     Retained   subscriptions   dividend
                       Shares     Amounts    Shares      Amounts     capital      deficit     receivable     payable      TOTAL
                     ---------- ---------- ---------- ------------ ----------- ------------ -------------- ----------- -----------
Balance,
  December 31, 1994     65,455  $      65  3,843,410  $    76,868  $2,060,520  $  (111,780) $    (221,250) $        -  $1,804,423
Preferred stock
    converted to
    common stock        (2,260)        (2)     2,260           45         (43)           -              -           -           -
Common stock issued
    for services             -          -     27,670          553     109,871      (22,911)             -           -      87,513
Common stock issued
    for private
    placement                -          -    195,102        3,902     597,538            -              -           -     601,440
Common stock issued
    as dividend on
    preferred stock          -          -      6,456          132      26,052      (26,184)             -           -           -

Net loss                     -          -          -            -           -      (49,897)             -           -     (49,897)
                     ---------- ---------- ---------- ------------ ----------- ------------ -------------- ----------- -----------
Balance, December
    31, 1995            63,195         63  4,074,988       81,500   2,793,938     (210,772)      (221,250)          -   2,443,479
Preferred stock
    converted to                                                                         -
    common stock        (2,420)        (2)     2,420           48         (46)                          -           -           -
Common stock issued
    for services             -          -     21,568          431      90,400            -              -           -      90,831
Common stock issued
    in private
    placement                -          -     26,868          538      75,526            -              -           -      76,064
Purchase of partial
    shares                   -          -          -            -          (9)           -              -           -          (9)
Preferred stock
    dividend payable
    in common stock          -          -          -            -           -      (12,640)             -      12,640           -
Retirement of
    treasury stock           -          -     (3,450)         (69)    (18,646)           -              -           -     (18,715)

Net loss                     -          -          -            -           -   (2,776,700)             -           -  (2,776,700)
                     ---------- ---------- ---------- ------------ ----------- ------------ -------------- ----------- -----------
Balance, December
    31, 1996            60,775  $      61  4,122,394  $    82,448  $2,941,163  $(3,000,112) $    (221,250) $   12,640  $ (185,050)
                     ========== ========== ========== ============ =========== ============ ============== =========== ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                 Restated
                                                                                   1996             1995
                                                                               ------------     ------------
Cash Flows from Operating Activities:
    Net loss                                                                   $(2,776,700)     $   (49,897)
    Adjustments to reconcile net loss to net
       cash used in operating activities:                                          263,144          137,806
       Depreciation and amortization                                                24,138            5,906
       Provision for doubtful accounts                                                   -         (127,352)
       Deferred income taxes                                                        90,831           87,513
       Common stock issued for services
       Application of rent obligation toward reduction of stockholder
         note receivable                                                            67,617           20,788
       Change in assets and liabilities:                                            32,907         (162,268)
         (Increase)/ decrease in inventory                                         385,687         (428,206)
         (Increase)/ decrease in prepaid expenses                                 (154,719)          11,384
         (Increase)/ decrease in income taxes receivable                            29,465          (64,964)
         (Increase)/ decrease in advertising receivables                           289,961         (285,226)
         (Increase)/ decrease in deposits and other assets
         (Increase)/ decrease in accounts payable and accrued expenses             260,396          (61,754)
         (Increase)/ decrease in deferred revenue                                  528,174          311,500
         (Increase)/ decrease in customer deposits                                  (7,479)          11,659
                                                                               ------------     ------------

                  Net cash used in operating activities                           (966,578)        (593,111)
                                                                               ------------     ------------
                       by operating activities

Cash Flows from Investing Activities:
    Purchase of property, plant and equipment                                     (919,311)        (473,218)
    Expenditures for trademarks                                                    (44,353)         (31,583)
                                                                               ------------     ------------

         Net cash used in investing activities                                    (963,664)        (504,801)
                                                                               ------------     ------------

Cash Flows from Financing Activities:
    Proceeds from private placement                                                 76,064          601,440
    Proceeds from long-term debt, net                                            1,496,481          189,807
    Retirement of Treasury Stock                                                   (18,715)               -
    Purchase of partial shares                                                          (9)               -
                                                                               ------------     ------------

             Net cash provided by financing activities                           1,553,821          791,247
                                                                               ------------     ------------

             Net decrease in cash                                                 (376,421)        (306,665)

             Beginning cash balance                                                458,448          765,113
                                                                               ------------     ------------

             Ending cash balance                                               $    82,027      $   458,448
                                                                               ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                   1996             1995
                                                                               ------------     ------------
Supplemental Disclosures of Cash Flow Information:

    Cash paid for:
       Income taxes                                                            $         -      $    11,384
                                                                               ============     ============

       Interest                                                                $   132,677      $    38,218
                                                                               ============     ============

Supplemental Disclosures of Noncash Investing and
    Financing Activities:

    Land acquired by incurring note payable                                    $   200,000      $    93,373
                                                                               ============     ============

    Common stock issued as a dividend on preferred stock                       $         -      $    26,184
                                                                               ============     ============

    Application of rent obligation toward reduction of stockholder
    note receivable                                                            $    73,150      $    57,000
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

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented (see Note 6).


NOTE 2.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows at December 31, 1996 and 1995:

                                                                1996                1995
                                                           --------------     --------------
         Membership recreational mining properties:
              Land                                         $     926,378      $     604,477
              Buildings and improvements                         102,874             66,845
                                                           --------------     --------------
                                                               1,029,252            671,322
              Less accumulated depreciation                      (34,242)           (24,605)
                                                           --------------     --------------

                                                           $     995,010      $     646,717
                                                           ==============     ==============

         Alaska recreational mining properties:
              Land                                         $   1,129,773      $   1,202,373
              Buildings and improvements                         444,549            444,549
              Vehicles and equipment                             894,103            842,137
                                                           --------------     --------------
                                                               2,468,425          2,489,059
              Less accumulated depreciation                   (1,002,816)          (939,007)
                                                           --------------     --------------

                                                           $   1,465,609      $   1,550,052
                                                           ==============     ==============


GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Outdoor Channel equipment:
              Equipment                                    $     433,211      $     159,635
              Furniture and fixtures                              64,001             37,289
              Leasehold improvements                              25,626              4,298
                                                           --------------     --------------
                                                                 522,838            201,222
              Less accumulated depreciation                     (136,254)           (53,303)
                                                           --------------     --------------

                                                           $     386,584      $     147,919
                                                           ==============     ==============

         Other equipment and leasehold improvements:

              Furniture and fixtures                       $      11,625      $       1,625
              Equipment                                          287,842             95,624
              Vehicles                                           150,283             94,102
              Leasehold improvements                               6,578              4,578
                                                           --------------     --------------
                                                                 456,328            195,929
Less accumulated depreciation                                   (223,625)          (116,878)
                                                           --------------     --------------
                                                           $     232,703      $      79,051
                                                           ==============     ==============



NOTE 3.  DEFERRED REVENUE

As of December 31, 1996 scheduled payments and amounts to be recognized as income in future years from existing LDMA-AU and GPAA sales contracts are:

                                                 Revenue to Be
                           Scheduled Payments      Recognized
                          ------------------- -------------------
1997                         $ 2,167,856         $ 1,433,552
1998                           1,932,988           1,413,577
1999                           1,764,842           1,378,547
2000                           1,448,121           1,337,982
2001                           1,113,140           1,403,689
Thereafter                       411,505           3,728,887
                             ------------        ------------
                             $ 8,838,452         $10,696,234
                             ============        ============

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  DEBT


Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                                      1996           1995
                                                                                   ----------     ----------

                    Note payable to individuals, secured by deed
   of trust, payable in monthly installments of $805 including
   interest at 8.5 percent, balance due December 2000.                             $  97,237      $  98,567

                   Note payable to an individual, secured by first deed of trust on land, payable in monthly installments of $746 including interest at 9.5 percent, balance due May
   1998.                                                                              63,020         65,889

                   Notes payable to an individual, secured by first deed of
   trust on land, payable in monthly installments of $900 including interest at
   8.0 percent, balance due May
   1997.                                                                              89,917         93,373

                   Note payable to individuals, secured by first deed of trust on land, payable in four annual installations
   of $50,000 beginning in 1997, with an interest at 7.5 percent.                    200,000              -

                   Note payable to the major stockholder,
   secured by a motor home, payable at $520 per month including
   interest at 9 percent.                                                             51,070              -

                   Note payable to finance companies, secured by
   vehicles, payable in monthly installments including interest
   ranging from 7.75 to 9.75 percent.                                                 27,566         16,462

                   Installment note payable to a bank, secured by accounts
   receivable and inventory, guaranteed by three stockholders, payable in monthly installments of $12,500 plus
   interest at 9.75 percent.                                                         412,500              -
                                                                                   ----------     ----------
                                                                                     941,310        274,291
                   Less current maturities                                           303,593         21,567
                                                                                   ----------     ----------
                                                                                   $ 637,717      $ 252,724
                                                                                   ==========     ==========

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 5.  CAPITAL LEASES

The Company leases various equipment which is accounted for as capital leases. A schedule of future minimum lease payments together with the present value of the minimum lease payments as of December 31, 1996 is as follows:

MINIMUM LEASE PAYMENTS FOR THE YEAR ENDING:

                               1997                               $ 72,314
                               1998                                 79,801
                               1999                                 79,343
                               2000                                 51,752
                               2001                                  3,143
                                                                   286,353
        Less amount as representing interest                        46,517
        Present value of minimum lease payments                    239,836
        Less: current portion                                       47,172
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

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  STOCKHOLDERS' EQUITY

PREFERRED STOCK:

During 1990, the Company issued 71,835 shares of 10% noncumulative, convertible, exchangeable, nonvoting preferred stock at $.001 par value for $5 per share. The preferred shares have no liquidation preference over the Company's common stock. The preferred shares are convertible at any time at the option of the holder into common stock at the rate of one share of common stock for one share of preferred stock. The preferred stock is exchangeable at the option of the Board of Directors, in whole or in part, at the same rate of one share of common stock for one share of preferred stock. On December 11, 1996, the Company authorized the payment of a common stock dividend to holders of the preferred shares as of December 31, 1996 at a rate of one common stock for every ten shares of preferred stock. The remaining stock dividend was paid in January 1997 and is reflected as a common stock dividend payable on December 31, 1996.

STOCK OPTION PLAN:

The Company has three stock option plans, Stock Option Plan 1 (Plan 1), Stock Option Plan 2 (Plan 2), and the 1995 Stock Option Plan (1995 Plan). As discussed in Note 1 above, the Company accounts for the above plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31, 1996 and 1995:


                                                    1996             1995
                                                ------------     ------------
Net loss                       As reported      $(2,776,700)     $   (49,897)
                                                ============     ============
                               Pro forma        $(2,796,532)     $  (552,085)
                                                ============     ============
Loss per share                 As reported         $  (0.68)        $  (0.01)
                                                   =========        =========
                               Pro forma           $  (0.68)        $  (0.14)
                                                   =========        =========


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

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the status of the Company's three stock option plans at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:


                                                           1996                         1995
                                                       ------------                ------------

                                                  Shares       Wtd. Avg       Shares       Wtd Avg
                                                  (000)        Ex Price        (000)       Ex Price
                                              -------------- ------------- ------------- -------------

Outstanding at beg. of year                             510  $       2.86           350  $       2.33

Granted                                                  13          3.83           370          3.33

Exercised                                                 -             -             -             -

Expired/Forfeited                                       (20)         3.25          (210)         3.25
                                              ============== ============= ============= =============
Outstanding at end of year                              503          2.69           510          2.68
                                              ============== ============= ============= =============

Exercisable at end of year                              493          2.66           510          2.68
                                              ============== ============= ============= =============

Weighted average fair value of options
granted                                       $        3.13                $       2.01
                                              ==============               =============




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

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

>From time to time Global is a party to litigation arising in the normal course of its business, none of which existing on the date hereof in the opinion of management will have a material effect on Global's operations or financial position.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  INCOME TAXES

The components of the benefit for income taxes for the years ending December 31, 1996 and 1995 are summarized as follows:

                                                         1996             1995
                                                      ----------      ----------
Current:
Federal                                               $(847,159)      $       -

State                                                  (149,499)              -
Deferred:
Federal                                                 662,000         (22,952)
State                                                   117,000          (7,630)
                                                      ----------      ----------
Income tax benefit                                    $(217,658)      $ (30,582)
                                                      ==========      ==========


The following table reconciles the federal statutory income tax rate to the effective tax rate of the benefit for income taxes:

                                                         1996            1995
                                                      ----------      ----------
Federal statutory income tax rate                        (34.0)%         (34.0)%
State income taxes, net of federal benefit                (5.6)           (4.0)
Effect of net operating loss carry forward net utilized   14.0             -
Valuation of temporary differences                        15.3             -
Other                                                      2.4             -
                                                      ----------      ----------
Effective tax rate                                        (7.9)%         (38.0)%
                                                      ==========      ==========


                                                         1996             1995
                                                     -----------      ----------
Bad debts                                            $   17,000       $   4,000
Depreciation                                             95,000          73,000
Accruals                                                 57,000          14,000
Deferred revenue                                        743,000         413,000
Net operating loss                                      371,000               -
                                                     -----------      ----------
                                                      1,283,000         504,000
Valuation allowance                                  (1,283,000)       (504,000)
                                                     -----------      ----------
Net deferred tax asset                               $        -       $       -
                                                     ===========      ==========

The Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $930,000 and $1,640,000, respectively, which expire in the year 2011.

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 11.  LEASE AGREEMENTS

The Company leases its facilities and certain equipment under noncancelable operating leases which expire at various dates through December, 2000. In 1995, under the terms of an operating lease, the Company acquired certain rights to utilize certain satellite equipment. This lease was to expire on July 7, 1998. The Company terminated this agreement on March 1, 1997 and entered into a new satellite equipment lease that will expire on June 30, 1998. This agreement requires monthly payments of $115,000 during the period March 1, 1997 through June 30, 1997, $150,000 through October 31, 1997, $170,000 through February 28,
1998 and $190,000 through June 30, 1998.

In addition, equipment is leased under two separate operating lease agreements expiring at various dates through December 2000. Monthly payments on the two agreements total approximately $1,500. The total minimum rental commitment under these operating lease agreements (including the operating lease with a stockholder, see Note 8) is as follows:

                                       1997          $1,764,012
                                       1998           1,214,012
                                       1999             114,012
                                       2000               5,890
                                                     -----------
                                                     $3,097,926
                                                     ===========

During the years ended December 31, 1996 and 1995, the Company incurred $1,490,812 and $984,019, respectively, in rental expenses.


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

GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.  BUSINESS SEGMENT INFORMATION


Business segment information is summarized as follows:


                                                                                                   Additions to
                                                                                                     Property,
                                            Income (Loss)                                           Equipment &
                                                Before                        Depreciation and       Leasehold
                            Revenues         Income Taxes         Assets        Amortization       Improvements
-----------------------------------------------------------------------------------------------------------------
1995

  Alaska trip               $  656,161        $   315,591      $  1,550,052      $     81,000      $      45,750
  The Outdoor
     Channel                   314,958           (816,637)          897,041            21,306            135,189
  Membership
     sales of
     recreational
     prospecting
     and mineral
     rights and
     merchandise
     sales                   3,133,110          1,648,575           988,918             9,000            222,158
Other                          236,738         (1,228,008)        1,140,844            26,500             70,121
                            -----------       ------------      ------------     -------------      -------------

                            $4,340,967        $   (80,479)      $ 4,576,855      $    137,806       $    473,218
                            ===========       =============     ============     =============      =============


                                                                                                   Additions to
                                                                                                     Property,
                                            Income (Loss)                                           Equipment &
                                                Before                        Depreciation and       Leasehold
                            Revenues         Income Taxes         Assets        Amortization       Improvements
-----------------------------------------------------------------------------------------------------------------
1996

  Alaska trip               $  828,901        $    158,678      $ 1,465,608      $     69,700       $     54,365
  The Outdoor
     Channel                   743,143          (1,983,518)         679,519           100,197            321,616
  Membership
     sales of
     recreational
     prospecting
     and mineral
     rights and
     merchandise
     sales                   3,399,420             150,841        1,047,250            36,667            357,930
Other                          286,544          (1,320,359)       1,033,521            56,580            185,400
                            -----------        ------------      -----------     -------------      -------------
                            $5,258,008        $  2,994,358       $4,225,898      $    263,144       $    919,311
                            ===========       =============      ===========     =============      =============


GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company's 1996 consolidated financial statements have been restated to reflect a reduction in revenue from Lost Dutchman's membership sales of $227,000 and an increase of $227,000 in deferred revenue. As previously reported Membership sales for 1996 was $3,137,447. As restated Membership sales for 1996 is $2,910,447. As previously reported Net loss for 1996 was $2,549,700. As restated Net loss for 1996 is $2,776,700. As previously reported Loss per share for 1996 was $(0.62). As restated Loss per share for 1996 is $(0.68). As previously reported Deferred revenue, current for 1996 was $1,433,552 and Deferred revenue, less current portion for 1996 was $424,230. As restated Deferred revenue, current for 1996 is $0 and Deferred revenue for 1996 is $2,084,782.

                                   SIGNATURES

  In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) GLOBAL OUTDOORS, INC.
             ---------------------


By: (Signature and Title)         /s/ Perry T. Massie
                                  -----------------------------------------
                                  Perry T. Massie, President
Dated: December 16, 1998
       -----------------