Form 10KSB
period 1997-12-31
GLOBAL OUTDOORS INC
filed 1998-12-22
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1997
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from _______________to______________

Commission file number :  0-17287
                         --------

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

          43445 BUSINESS PARK DR. SUITE 113, TEMECULA, CALIFORNIA 92590
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (909) 699-4749
                                                    ---------------

Securities registered pursuant to Section 12 (b) of the Act: None
                                                            -----

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year $6,309,417.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         On December 7, 1998, 928,027 shares of voting Common Stock were held by non-affiliates of the registrant. On Said date the aggregate market value of such Common Stock was $1,972,057.

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                              Number of Shares Outstanding
               Class                              at December 7, 1998
-------------------------------------    ---------------------------------------
           Common Stock                                4,253,749


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


GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. Launched as a part-time network in June 1993, The Outdoor Channel progressed to a full-time channel in April 1994 and since then has continued to develop its management, programming, distribution and revenue. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 5,000 members and properties in California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 35,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips Division sponsors unique recreational prospecting trips to California's Motherlode area and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska. In February 1995, the Company acquired 100% of GPAA, the shareholders of which are Global's principal shareholders, for 2,500,000 shares of Common Stock valued at $8,750,000 and potential Earn Out Shares (See "Certain Transactions"). At the time of the acquisition, GPAA in addition to its other interests owned The Outdoor Channel. The Company was incorporated in Alaska on October 22, 1984. Effective July 23, 1996, the Company changed its name to Global Outdoors, Inc. from Global Resources, Inc. to better reflect the nature of the Company's business.


BUSINESS STRATEGY

         The Company's principal business strategy is for The Outdoor Channel to establish a position as a leading provider of entertainment programming relating to traditional outdoor activities and for the Company to leverage that position as a means to market and sell its products and services. Key elements of the Company's business strategy are as follows:

         INCREASE THE OUTDOOR CHANNEL'S CARRIAGE ON CABLE TELEVISION SYSTEMS:
The Outdoor Channel intends to increase its carriage on cable television systems by continuing to provide quality programming on The Outdoor Channel and by increasing the public's awareness and name recognition of The Outdoor Channel through intensified public relations and marketing efforts targeting cable operators and potential subscribers.

         MARKET AND SELL PRODUCTS AND SERVICES TO OTHER SPECIALTY OR NICHE
MARKETS: Based on a long term programming and advertising agreement with The Outdoor Channel, the Company intends to utilize The Outdoor Channel to market and sell outdoor-related products to specialty or niche markets in addition to recreational gold prospecting, including hunting, fishing and camping. The Company intends to leverage The Outdoor Channel's increased distribution and name recognition to market and sell such products and services to those viewers who identify The Outdoor Channel and related products and services with quality and integrity.

         INCREASE ADVERTISING REVENUE AND SUBSCRIBER FEES DERIVED FROM THE OUTDOOR CHANNEL: The Company believes that as the distribution of The Outdoor Channel increases, the Channel will be able to increase its advertising rates and increase subscriber fees from cable operators.

         INCREASE THE NUMBER OF OFFERED RECREATIONAL ACTIVITIES: The Company intends to increase the number of recreational activities offered to members of GPAA, Members of Lost Dutchman's and customers of the Trips Division, including hunting, fishing and camping. In addition, the Company may establish new clubs based on these new activities and may acquire new properties to serve as campgrounds where members can engage in such activities.


THE OUTDOOR CHANNEL

         The Outdoor Channel, Inc. ("The Outdoor Channel") was incorporated under the laws of the State of Nevada on December 10, 1990, under the name Gold News Network, Inc., as a wholly owned subsidiary of GPAA. Initially, the GPAA produced the "Gold Prospector Show." In early 1993, due to the success of the Gold Prospector Show GPAA., decided to launch a satellite television network. Not wanting to limit the scope of the incipient channel to gold prospecting, it was decided to name the channel, The Outdoor Channel. To reflect the diversity of programming The Outdoor Channel had achieved, in July 1994, the Channel's incorporated name was changed to The Outdoor Network, Inc. In December 1996, the incorporated name was changed to its present name, The Outdoor Channel, Inc.

         In November 1997, The Outdoor Channel added two outside members to its Board of Directors and in December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. Since that time the Company has not advanced significant funding to the Channel with The Outdoor Channel supporting itself primarily with its increasing revenues and outside investor funds. As of November 15, 1998, the Company owned approximately 88% of the Common Stock of The Outdoor Channel. The Company believes that the Channel is close to attaining cash flow break-even. However, there can be no assurance that The Outdoor Channel will achieve cash flow break-even.

         The Outdoor Channel is a premier provider of a full range of quality programming related to traditional outdoor activities and is one of the only television networks whose programming specifically targets the interests and concerns of millions of persons interested in traditional outdoor activities. The Outdoor Channel provides the Company, as well as other advertisers, with a cost effective means to promote goods and services to a large, focused and rapidly expanding market. In addition, The Outdoor Channel affords cable operators the opportunity to both attract subscribers from a significant market segment not specifically targeted by other programming services and respond to viewers' demands for more outdoor-related programming.


 DISTRIBUTION AND CABLE SUBSCRIBERS

         The Outdoor Channel's programming is offered mainly by means of satellite and through contractual relationships with operators of cable television systems and broadcast stations. The Company estimates that approximately 66 million households in the United States have cable television and that the large C-Band satellite dish ("C-Band") market has attracted another 5 million households. In addition, "wireless cable" ("MMDS"), new video systems presently being built by telephone companies and the continued development of direct-broadcast satellite ("DBS") companies provide additional opportunities for the Company to distribute The Outdoor Channel. The Company believes that The Outdoor Channel can currently be viewed by approximately 9 million households.

         The Outdoor Channel transmits all of its programs from its production facility located in Temecula, California by means of a master control room that is linked via fiber optic cable to an earth station transmitting antenna (an "uplink"), which The Outdoor Channel leases under a service agreement. The uplink facility transmits The Outdoor Channel's programming signal over an orbiting PanAmSat Galaxy 9 satellite transponder to cable system headend receiving antennae and satellite dishes throughout the United States and Canada. The Outdoor Channel has editing equipment at its production facility which is used to assemble programs that are produced in-house, edit acquired programming and insert advertising spots. The Channel also has several filming sets at its production facility from which some of its in-house programming is produced. Commencing October 1, 1998, The Outdoor Channel switched from PanAmSat Galaxy 1R satellite to PanAmSat Galaxy 9 satellite pursuant to an end of life satellite lease which is anticipated to run 12 to 15 years. From March 1997 to October 1998, The Outdoor Channel had been transmitting its signal via Galaxy 1R satellite, are both Galaxy 1R and Galaxy 9 are in "cable neighborhoods" in that they are satellites that are occupied or intended to be occupied by cable networks.

         The Outdoor Channel is available through approximately 1,200 affiliated cable systems in a total of approximately 2.7 million cable households and is available to approximately 6.3 million C-Band and broadcast households. The Outdoor Channel is not dependent on one or a few multiple cable system operators ("MSOs") due to the numerous different cable systems carrying The Outdoor Channel. The Company believes that it will be able to enter into more affiliation agreements in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. In addition, the Company intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel. The Company has reserved the right to encrypt its signal requiring satellite viewers to purchase subscriptions.

         DBS providers, such as EchoStar, DirecTv and Prime Star represent an additional, although smaller, means of potential distribution of The Outdoor Channel. The Outdoor Channel believes that distribution by means of DBS will increase as market acceptance and the installed base of DBS subscribers increase. The Outdoor Channel has entered into a DBS distribution agreement with EchoStar and was launched on EchoStar's Dish Network in December 1998. The Channel was launched as part of the Dish Network's Action Plus package. At this time, The Outdoor Channel does not know the number of Dish Network subscribers it will reach.

         The Outdoor Channel has explored international distribution of its programming. The Outdoor Channel has applied for or received trademarks in various foreign countries including Canada, France, Taiwan, Hong Kong, Australia, New Zealand, Germany and The United Kingdom. The Outdoor Channel has no present agreements for international distribution but will consider opportunities as they become available.


ADVERTISING

         The Company derived approximately $1.6 million in advertising revenue for the year ended December 31, 1997, from cash sales of advertising time on The Outdoor Channel and publications such as the Gold Prospector magazine. The Company anticipates that it will continue to derive a substantial portion of its revenue from the sale of products and services to specialty or niche markets; however, the Company is also focusing its efforts on attracting national and local advertisers who are interested in reaching these markets. The Outdoor Channel engages in advertising transactions under which The Outdoor Channel acquires programming from third parties in exchange for a portion of the advertising time within such programming. The Company does not recognize any of this exchange advertising as revenue.

         The Company believes that advertising on The Outdoor Channel is attractive to advertisers because it allows them to execute both a general market strategy of reaching more cable television viewers and a target market strategy of reaching consumers interested in outdoor-related activities. The Company believes that over the past 15 years, cable television has captured a greater share of advertising budgets and that during this period, the overall appeal for the major networks (ABC, CBS and NBC), and for local broadcast stations, has declined, while over the same period the overall appeal for basic cable television programming services has increased. Because quality of viewership is a significant factor in determining both advertisers' placement strategy and the pricing of advertising time, cable advertising revenues have grown significantly faster during this period than those of broadcast networks.

         In addition, the Company believes that The Outdoor Channel will benefit from the trend in advertising strategies toward greater market segmentation. The Company believes that a significant number of major national advertisers of outdoor-related products and services are dedicating a larger share of their advertising budgets to target the consumer interested in outdoor-related activities, in an effort to increase their share of this large and rapidly growing market. Industry sources estimate that the outdoor life-style market is currently worth approximately $190 billion yearly worldwide. Therefore, the Company believes that advertisers, including manufacturers and providers of outdoor-related products and services, will increasingly advertise on The Outdoor Channel because it will provide them with a cost effective means to reach a significant number of consumers interested in outdoor-related activities. The Outdoor Channel has numerous advertisers including Troy-Bilt, Pradco, Sears, Sprint, AT&T, Bushnell Sports Optics and Sorel Boots.

         Advertising time on The Outdoor Channel is marketed and sold by The Outdoor Channel's advertising sales department. The Outdoor Channel also utilizes the services of independent sales representatives. The Company intends to increase the size of its advertising sales staff in 1998.


PROGRAMMING

         The Outdoor Channel's programming is focused on providing entertainment, education, consumer values and a balanced approach to the use of outdoor natural resources. The Outdoor Channel produces its programs with the outdoor enthusiast in mind, often after considering suggestions and recommendations of its viewers. Therefore, The Outdoor Channel believes that its programming, as opposed to its competitors' programming, accurately represents the values and interests of the outdoor community.

         The Outdoor Channel acquires programs from independent film and television production companies and produces gold prospecting related and other programs utilizing in-house staff and facilities. The Outdoor Channel exhibits the acquired productions pursuant to licensing agreements with suppliers who generally own the copyrights to such programming. The Outdoor Channel has no net programming costs, as such costs are underwritten by the producers. Licenses to air acquired programming generally run for a calendar quarter to one year and entitle The Outdoor Channel to show each episode several times. Examples of programming acquired from third parties include "America's Outdoor Journal," "In-Fisherman," and "American Archer."

         In 1998, the Company plans to produce and acquire additional programming for The Outdoor Channel which the Company believes will enable it to obtain greater distribution and increase advertising rates. In addition, the Company plans to offer additional programming which will be of interest to a wider demographic.


MARKETING

         In December 1997, the Company entered a ten year contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Company has the option to renew this contract for two five year periods. Because it owns other outdoor-related businesses, The Outdoor Channel affords the Company the unique opportunity to market and sell its own outdoor-related products and services. As the Channel achieves greater name recognition and distribution, the Company anticipates that it will be able to increase sales of its products and services, as well as the sale and exclusive distribution of products produced by third parties. However, there can be no assurance that this will be the case. The Company believes this contract is presently beneficial to The Outdoor Channel, but in the future will constitute a significant asset of the Company.

         Outdoor-related products and services currently marketed by the Company on The Outdoor Channel include those of Lost Dutchman's, GPAA and the Trips Division.

         The Outdoor Channel has entered into several cross marketing agreements with outdoor related publications and organizations that have recognized the value of advertising time on the Channel. This provides the Channel with a very effective means of increasing consumer awareness and demand for The Outdoor Channel.

         LOST DUTCHMAN'S

         Lost Dutchman's is a national recreational gold prospecting campground club, with campgrounds in California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. Lost Dutchman's currently has over 5,000 members. Lost Dutchman's memberships cost up to $4,500 with annual dues presently set at $96; however, significant discounts are available to those members who purchase memberships at Company sponsored outings or trade shows.

         Lost Dutchman's members are entitled to use any of the fourteen campgrounds owned by the Company or by an affiliated organization, pursuant to a mutual use agreement between the Company and such organization. Members are entitled to keep all gold found while prospecting on any of the Company's properties. The Company is committed only to those duties which would be required as an absentee owner of raw land, such as the payment of property taxes. Eight of the properties have a caretaker which the Company has been able to retain at a minimal monthly expense advance which averages about $525 per month. The caretaker's job it is to provide minor repairs and maintenance such as keeping the weeds down, cleaning bathrooms and other facilities, if any, and generally taking care of the property and the campers. It is worthy of note that in the past when a major improvement has been made to a property such as a building, a clubhouse or road that Lost Dutchmans members have contributed both labor and materials towards its construction so that the Company had very little cost in the project. It is the Company's intention to actively acquire and develop additional recreational properties and to add recreational facilities and improvements at current camps.

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

         GPAA

         GPAA is the largest recreational gold prospecting club in the world, with approximately 40,000 active members. In addition, GPAA publishes and sells the Mining Guide, which contains detailed information on mining claims comprising approximately 100,000 acres and is updated annually, as well as the bi-monthly Gold Prospector magazine, which has a distribution of approximately 70,000 copies. GPAA also operates gold prospecting trade shows and conventions, from which the Company derives revenue from admissions and booth rentals, and sells recreational gold prospecting-related merchandise, including gold pans, hats, jackets and belt buckles.

         GPAA's initial memberships cost $67.50. Members are entitled to receive a 14" gold pan, an annual subscription to the Gold Prospector magazine, an annual subscription to the quarterly Pick & Shovel Gazette, the GPAA Mining Guide which currently contains over 500 pages of information and Prospecting Permit as well as related merchandise. Annual renewal membership fees range from $20 to $59. The Company markets and advertises GPAA memberships and products on The Outdoor Channel. GPAA also produces the Gold Fever television show which airs on The Outdoor Channel, as well as, several other selected markets. GPAA also owns approximately 50 hours of original programming of the Gold Prospectors Show which the Company intends on re-editing and airing on The Outdoor Channel.

         THE TRIPS DIVISION

         The Trips Division offers unique recreational gold prospecting trips to residents of the United States and Canada. The principal trip offered by the Trips Division is the annual trip to Alaska, the fees for which are up to $1,950 per week and $950 per additional week, that include round-trip transportation to and from Seattle, Washington. The Alaska Trip crew usually arrives in early June with the camp closing in mid August. The Alaskan expedition begins in Nome, Alaska where participants are taken to the Company's 2,300-acre camp on the Cripple River adjacent to the Bering Sea. In 1997, the Alaska trip had approximately 430 participants, and the Company expects that the number of participants will increase in the future due to the Company's increased advertising and marketing efforts on The Outdoor Channel, as well as advertisements in the Gold Prospector magazine and on the Gold Prospectors' Show and Gold Fever Show.

         The Trips Division also offers the Mother Lode Expedition in September and October. The destination of the Mother Lode Expedition is the heart of the historic motherlode area in central California. Participation is generally limited to 20 persons per week with a weekly fee of $950. In 1997, due to demand, the normally three week trip was expanded to four weeks with a total of 90 participants. Due to the size of the Motherlode Expedition camp site, it is not anticipated that this trip will be significantly expanded. As circumstances and opportunities warrant, the Company will consider offering trips to other locations.


COMPETITION

         There is intense competition for viewers among companies providing programming services via cable television and through other video delivery systems. More than 120 programming services are currently distributed nationwide by satellite to cable systems. The Outdoor Channel competes for advertising revenues with other national cable programming services, broadcast networks, local over-the-air television stations, broadcast radio and the print media. The Outdoor Channel's closest direct competitors are the Outdoor Life Network and to a lesser extent, The Nashville Network and ESPN. The Outdoor Channel believes that while its closest competitor has a similar name there is a substantial difference between the two networks. The Outdoor Channel emphasizes traditional outdoor activities such as fishing and hunting while the other networks features a significant amount of outdoor competitive sports and nature observation. The Outdoor Channel believes that its closest competitor is well funded and well connected but believes this benefits The Outdoor Channel since it will serve as a barrier to competition for future programmers in this niche. More generally, The Outdoor Channel competes with various other leisure-time activities such as home videos, movie theaters, and other alternative forms of information and entertainment.

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

         The Outdoor Channel has positioned itself with cable operators as the lower cost provider in its niche. The Company believes that The Outdoor Channel is receiving higher advertising rates than its closest competitor due to a higher percentage of viewership. The Company believes that it has an advantage over its competitors in attracting advertisers of outdoor-related products and services because the Company, unlike its competitors, broadcasts The Outdoor Channel to approximately 5 million direct to home satellite receivers and offers its advertisers exposure through a programming format which focuses exclusively on the traditional outdoor lifestyle of hunting, fishing, camping and related outdoor activities. In addition, while developments such as digital compression and new distributors in the cable marketplace may have the effect of increasing competition for The Outdoor Channel, they also create tremendous potential for additional distribution for the network.

         The Company is not aware of any other company that is in direct competition for the type of recreational activity it provides through the Alaska Trip. Global believes it has an advantage in promoting its trip in Alaska due to its association with the GPAA and its ability to utilize the Gold Prospector magazine, The Outdoor Channel and the Company's gold shows. Persons planning an Alaska gold prospecting venture would be expected to evaluate other camps in Alaska, as well as the option of undertaking a trip not associated with a group. The table below lists the approximate number of participants in the "Alaska Trip" since 1991 by Global.

              Year             Participants
              ----             ------------
              1991                 220
              1992                 215
              1993                 579
              1994                 538
              1995                 369
              1996                 378
              1997                 430

         In a broad sense, the Company's "Alaska Trip" is an expedition for study in Alaskan geology with equal emphasis on the educational and recreational aspects of this far northern property. Its competition thus includes other sources of recreational activities.

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


EMPLOYEES

         As of December 31, 1997, the Company, not including The Outdoor Channel, had a total of 29 employees of which 26 were full time and The Outdoor Channel had a total of 15 employees all of which were full time. The Company also engages the services of additional employees during the Alaskan trip offered by the Trips Division. During 1997, the Company engaged the services of approximately eight such seasonal employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


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

         FEDERAL CABLE REGULATION

         In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which provides, among other things, for a "must carry" regime for local broadcast stations (which requires the mandatory carriage of certain broadcast stations and payments by cable operators to other broadcast stations for retransmission of their signals in some instances), for channel positioning rights for certain local broadcast stations, for limits on the size of MSOs, for limits on carriage by cable systems and other video distributors of affiliated program services, for a prohibition on programmers in which cable operators have an "attributable interest" from discriminating between cable operators and their competitors, or among cable operators, and for increased competition in video programming distribution (both within the cable industry and between cable and competing video distributors). In addition, the 1992 Cable Act requires the FCC to establish national guidelines for the rates that cable operators subject to rate regulation may charge for basic cable service and certain other services and to establish guidelines for determining when cable programming may not be provided exclusively to cable system operators. Various cable operators have initiated litigation challenging certain aspects of the 1992 Cable Act. The constitutionality of the basic scheme of rate regulation under the 1992 Cable Act has been upheld by a federal district court, and the FCC's regulation rules were upheld by a federal appeals court in June 1995. The outcome of the balance of this litigation cannot be predicted. However, Congress passed and the President signed in March 1996 the most comprehensive rewrite of telecommunications law since the Communications Act of 1934, reversing or modifying many of the provisions of the 1992 Act. Among other things, the legislation allows cable and telephone industries into each other's markets and eliminates federal cable rate regulation, immediately for small systems and within three years for large operators. The Company believes these developments are very positive for The Outdoor Channel, as they will result in significantly expanded channel capacity, new distributors to whom the Company can market the network, and new pressures on cable operators to launch new programming services, both for competitive reasons and because they will once again be able to recover the costs of new programming through rate actions.

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

INTELLECTUAL PROPERTY

         The Company neither holds nor depends upon any material patent, trademark, license or other proprietary right except "The Outdoor Channel(R)" which is a registered trademark of The Outdoor Channel.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Information with respect to the location and general character of Global's materially important properties is as follows.


CRIPPLE RIVER

         The Cripple River property which now includes the Arctic Creek property consists of approximately 2300 patented (*See definition of "patented," below) acres and is located in the Cape Nome area of Alaska. The Cripple River property is the principal destination of the "Alaska Trip" participants. It is the former location of a large historic gold mining operation. The Company has constructed over 130 rooms on the property for trip participants. Also, Global has constructed a chow hall, Saloon (non-alcoholic), general store, gold recovery plant, small commercial gold mining plant, drinking and wastewater treatment facilities and other buildings. In addition to recreational gold mining, the Cripple River property has excellent fishing including yearly runs of pink and silver salmon.


LOUD MINE

         The Loud Mine is located in White County, Georgia, near the eastern end of Georgia's famous Dahlonega Gold Belt, which stretches diagonally (southwest to northeast) across the north end of the state. The camp's office is staffed with a caretaker. Campground facilities include a clubhouse, bathrooms, showers and a dump station. Camping is available for 250 or more persons. Approximately one-third mile of Town Creek and one of its smaller tributaries meander through this 38 deeded acre property. Dredges of up to 4" intake may be used in Town Creek. Highbanking, sluicing and panning also are popular. Deep layers of alluvial gravels, separated by dense clay layers, overlay soft bedrock (saprolite) throughout this region. Numerous gold-bearing quartz veins run through the Loud Mine property. Some "Loud" gold is smooth, but coarse gold is mostly found, indicating that it is still relatively close to its source.


STANTON PROPERTY

         The Stanton property consists of 35 patented acres and is located approximately 50 miles northwest of Phoenix, Arizona. It is contiguous with 85 acres owned by an affiliated organization with which Global has a mutual use agreement. Either on Global's property or the other organization's property there are sanitary facilities, showers, club house, pool room, card room, library, kitchen area with sink, water and electric outlets, 65 sites for hookups and parking for several hundred self contained units. The camp's office is staffed with a caretaker. Gold is present throughout the property from surface to bedrock. The Stanton camp is presently only partially open while significant sanitary facility and other improvements are being made. It is anticipated that this camp will reopen by the end of 1998.

BURNT  RIVER/ CAVE CREEK

         The Burnt River Camp consists of 135 patented acres and the adjacent Cave Creek property consists of 32 patented acres. These properties are located in eastern Oregon and have a clubhouse, sanitary facilities, dump station, restrooms, showers and a caretaker who lives on site. There is dredging and excellent Highbanking along the Burnt River. The Cave Creek property is a slender parcel of land that takes in about one mile of Cave Creek, providing abundant ground for recreational prospecting.


VEIN MOUNTAIN CAMP

         The Vein Mountain Camp, located in West Central North Carolina approximately 7 miles from the town of Marion, was acquired in February 1996. The Camp consists of 130 deeded acres located in the middle of North Carolina's motherlode. Between 1829 and 1830 seven pound nuggets were reported to have been taken from the property. During the same era a 28 pound nugget and 200 pound mass of gold and quartz were reported to have been taken within several miles of the property. There presently are some improvement to the property including two pole barns, outhouse and telephone. Vein mountain has a caretaker who lives on site. Future plans include bathrooms, showers, water and a clubhouse. Completion of some improvements is estimated in 1 to 2 years. There is camping for up to 250 self-contained recreational vehicles.


JUNCTION BAR PLACER

         The Junction Bar Placer is located at the confluence of the Klamath and Scott Rivers in northern California. Fourteen of the property's 26 acres of patented land are zoned Highway Commercial. With frontage on both Highway 96 and Scott River Road, this property has excellent development potential. Future plans include bathrooms, showers, water and a clubhouse. Global has begun to develop the Junction Bar Placer. Global has conducted a survey of the property as well as contracted an architect to draw plans for a campground facility. Approximately $9,000 was expended on the project in 1992. Global commenced work on obtaining local approval to construct facilities in 1995. The camp will only be constructed as funds permit. Junction Bar Placer has a caretaker who lives on site. Completion of some improvements is estimated in 1 to 2 years.


OCONEE CAMP

         The Oconee Camp, located in the northwest corner of South Carolina and just north of Walhalla, was acquired in June 1995. This camp consists of 120 acres of deeded property. Oconee is a primitive campground with minimal facilities including twelve sites for hookups, outhouse and telephones. Oconee has a caretaker who lives on site. Future plans include bathrooms, showers, water and a clubhouse. Completion of some improvements is estimated in 1 to 2 years. There is Camping for up to 250 self-contained recreational vehicles.


LEADVILLE PROPERTY

         The Leadville property, located in Lake County, Colorado was acquired in August 1995. The camp is comprised of approximately 60 patented acres in the heart of Colorado's historic mining area. At over 11,000 feet in elevation, it has spectacular scenery including views of the two highest peaks in Colorado. This is a primitive campground with no facilities. Future plans include bathrooms, showers and a clubhouse. Completion of future improvements is dependent upon obtaining local regulatory approval. If the Company continues to have problems obtaining local regulatory approval, it will dispose of this property. There is camping for up to 200 self-contained recreational vehicles.

AMERICAN CREEK

         The American Creek claims consist of five U.S. Federal mining claims in the Cape Nome area of Alaska. There are certain improvements and mining equipment thereon including a bucket line gold dredge, machine shop and airstrip. The dredge was partially operated in the summer of 1988, more fully operated in 1989 and due to mechanical problems only partially operated in 1990-1992 and has not operated since that time. Operations are not anticipated for 1998. In 1989 the Dredge produced approximately 8.5 ounces of gold with Global's share being 2.5 ounces and trip participants dividing up 6 ounces. In 1990 the Dredge produced a small and undetermined amount of gold which was divided up entirely among the Dredge Crew. The Dredge produced no gold in 1988 and 1991. The Dredge Crew also had the opportunity to operate small gold recovery machines at American Creek in 1989, 1991 and 1992. In 1998, it is anticipated that only experienced Dredge Crew members will work at American Creek and will perform limited exploration work on the claims.


OMILAK SILVER MINE

         The Omilak Silver Mine consists of approximately 40 acres of patented land and is located about 80 miles northeast of Nome, Alaska. The property has on it previously existing equipment, mine shafts, rail and mine cars and several buildings including a two-story bunk house constructed by Global. The Omilak Silver Mine, in addition to recreational uses, has the potential for being reactivated as a commercial silver mine. At such time, as Global has sufficient resources, the price of silver warrants and Global believes it is timely, the Company may evaluate the Omilak property for commercial use.


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

(c)      Not Applicable.

(d)      Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Global's Common Stock is listed for trading on the NASD's over the counter Bulletin Board under the trading symbol "GLRS". The following table sets forth for the quarters indicated the reported high and low closing sales prices.
 .

                                                  High             Low
                                                  ----             ---

1996  First Quarter                               5.75             4.62
      Second Quarter                              5.50             3.75
      Third Quarter                               5.00             3.75
      Fourth Quarter                              5.00             1.75

1997  First Quarter                               4.25             1.62
      Second Quarter                              4.25             1.88
      Third Quarter                               3.25             1.50
      Fourth Quarter                              3.75             2.00

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

         In October 1991, February 1993, April 1994, November 1995, December 1996 and December 1997, Global authorized paying a dividend payable in Common Stock to Global's Preferred Stockholders to satisfy Global's preferred dividend obligation for the years 1991, 1992, 1993, 1994, 1995 and 1996.

         No other dividends have been declared with respect to Global's common shares since inception. Global intends on paying the 10% stock dividend to the holders of its Preferred Stock as of December 31, 1997, in 1998 payable at the rate of one share of Common Stock for each ten shares of Preferred stock held for an aggregate Common Stock dividend of approximately 6,068 shares of Common Stock. It is not likely Global will pay any cash dividends in the foreseeable future. Global intends to reinvest earnings, if any, in its operations.

         There is presently one market maker for the Preferred Stock issued in Global's second public offering. At present, Global has 60,675 shares of Preferred Stock outstanding. Each share of Preferred Stock is convertible to 1 share of Common Stock which conversion would afford greater liquidity for a Preferred shareholder.

         In February 1997, Global commenced a public offering of Units consisting of two shares of Common Stock and one Class F Warrant to purchase Common Stock. The public offering was suspended by the Company in October 1997, with 52,034 Units being sold at $8.00 per Unit for a total of $416,276. In 1997, Global also issued 9,600 shares of Common Stock to various persons for services rendered to the Company.

         As of approximately August 5, 1998, Global had 1078 shareholders of record of its Common Stock and 208 shareholders of its Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information includes forward-looking statements, the realization of which may be impacted by certain factors discussed in Item I. Description of Business-Important Factors Related to Forward-Looking Statements and Associated Risks.


GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 5,000 members and properties in California, Alaska, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 35,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. Prior to being a wholly-owned subsidiary of the Company, GPAA was an affiliated company which owned the Outdoor Channel. As discussed below, the Company acquired 100% of the stock of GPAA in February 1995. The Company's Trips Division sponsors unique recreational prospecting trips to the historic Mother Lode area of California and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska.

         The Company has been selling its GPAA club memberships since its incorporation in 1984. From 1968 to 1984, GPAA memberships were sold by the proprietorship owned by the Company's founders. GPAA membership sales took a marked upswing in 1992 in conjunction with the airing of the "Gold Prospector Show," a show the Company has owned and produced since 1990. During 1992, the "Gold Prospector Show" was broadcast on various television and cable channels, for which the Company purchased air time. In 1993, GPAA launched The Outdoor Channel and, since then, broadcasts of the "Gold Prospector Show" and related sales of GPAA memberships have occurred almost exclusively on The Outdoor Channel. The Company intends that The Outdoor Channel be used as a primary vehicle to promote the Company's services and products and anticipates that it will be a factor in the future growth of GPAA, Lost Dutchman's and the Trips Division. In that regard, the Company entered into a long term contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week.

         On February 10, 1995, Global acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock and potential Earn Out Shares (See "Certain Transactions"). For accounting purposes, the assets of GPAA are recorded at their historical cost basis in a manner similar to a pooling of interest.

         Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has, to date, achieved substantial visibility in the cable industry. The Outdoor Channel is committed to converting visibility for the Channel's programming into greater distribution into cable households. Greater distribution will allow The Outdoor Channel to charge higher advertising rates, command higher subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products.

         In September 1997, The Outdoor Channel executed a contract with the National Digital Television Center, Inc. DBA "Headend In The Sky" ("HITS"), a wholly owned subsidiary of Tele-Communications Inc. ("TCI"). HITS is a digitally compressed programming service available to cable systems. The Outdoor Channel launched on HITS in October of 1997. The Company expects The Outdoor Channel to receive a significant amount of distribution from HITS although the amount is limited by the number of digital receivers installed by cable systems and by their HITS channel selections.

         In October 1997, The Outdoor Channel signed a national carriage agreement with TCI, one of the two largest multiple system operators (" MSOs") in the U.S. The Company believes there will be significant distribution of The Outdoor Channel on TCI systems.

         In December 1997 and November 1998, The Outdoor Channel renewed its media placement agreement with Frederiksen Television, Inc. for the placement of direct response programming on The Outdoor Channel, primarily during off hours. The Outdoor Channel receives significant revenues under this agreement.

         In April 1998, The Outdoor Channel signed an affiliation agreement with EchoStar Satellite Corporation ("EchoStar"), one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately two million subscribers. The Outdoor Channel's launch on EchoStar's Dish Network occurred in December 1998. The Outdoor Channel was launched as part of the Dish Network's Action Plus package. The Channel does not know the level of distribution it will receive on the Dish Network.

         In April 1998, The Outdoor Channel signed a cross promotion agreement with the Wild Life Fund of America ("WLFA"). The WLFA is affiliated with groups representing approximately 1.5 million sports men and women and will be encouraging them to request The Outdoor Channel. The Outdoor Channel will be co-producing with the WLFA a new show "In the Crosshairs" which will discuss hunters and anglers' rights. The Outdoor Channel is also promoting memberships in the WLFA. Cross promotion agreements with the WLFA and other similar organizations give The Outdoor Channel a very effective means to increase viewer awareness and demand for The Outdoor Channel at no net cash cost to the Channel.

         In August 1998, The Outdoor Channel signed a national carriage agreement with Time Warner Cable, a division of Time Warner Entertainment Company ("Time Warner"), one of the two largest MSOs in the U.S. The Company believes there will be significant distribution of The Outdoor Channel on Time Warner systems.

         A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. In November 1998, The Outdoor Channel was launched on approximately 1,300 cable systems with approximately 2.6 million subscribers. The Outdoor Channel is under contract with or has signed national carriage agreements with over 70 of the top 100 multi-system cable operators representing over 40 million potential households. In addition, the Channel is in active negotiations with many other cable operators. The Company believes that the Channel will be able to enter into more affiliation agreements in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. The Outdoor Channel intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel.

         In November 1997, the Company commenced a restructuring of The Outdoor Channel. The Board of Directors of The Outdoor Channel was expanded and two cable industry executives, Ray V. Miller and Elizabeth Sanderson-Burke, were added. Mr. Miller is a cable industry pioneer. He has served as President of 17 cable television companies. Mr. Miller has been a Director of the National Cable Television Cooperative ("NCTC") since 1991. Mr. Miller is a past officer of the California Cable television Association and the North Carolina Cable Television Association. He is a member of the "Cable Television Pioneers." Ms. Burke has been the president of several communications companies. Ms. Burke was on the Board of Directors of the National Cable Television Cooperative ("NCTC") from 1993 to 1996. She earned a B.A. degree from the College of Colorado and a law degree from Pepperdine University.

         In November 1997, The Outdoor Channel made several other management changes. Andrew J. Dale was promoted to President and Chief Operating Officer and Jacob J. Hartwick was promoted to Executive Vice President. The Outdoor Channel also added advertising and financial executives and replaced other personnel. In December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. Since that time the Company has not advanced significant funds to the Channel with The Outdoor Channel supporting itself primarily with its revenues and outside investor funds. The Outdoor Channel raised $1,383,000 from private investors from December 1997 through the closing of the placement on October 31, 1998, at which time, the Company owned approximately 88% of The Outdoor Channel. The Company believes that the Channel will be close to attaining cash flow break even in the fourth quarter of 1998. However, there can be no assurance that the Channel will achieve cash flow break even operations then or ever.

         Since July 30, 1997, the Company's Common Stock has been traded on the NASD's over the counter Bulletin Board. Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including internet sites on American On Line, Yahoo Finance and Paww's Financial Network.

         In February 1997, Global commenced a public offering of Units consisting of two shares of Common Stock and one Class F Warrant to purchase Common Stock. The public offering was suspended by the Company in October 1997, with 52,034 Units being sold at $8.00 per Unit for a total of $416,272.


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

         REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the year ended December 31, 1997 were $6,309,417, an increase of $1,051,409 or 20%, compared to revenues of $5,258,008 for the year ended December 31, 1996. This increase was primarily the result of increases in four items of revenue. Advertising revenue increased substantially to $1,563,985 for the year ended December 31, 1997 compared to $960,462 for the year ended December 31, 1996, due primarily to an increase in advertising revenue at The Outdoor Channel. Merchandise sales were $767,308 for the year ended December 31, 1997, compared to $488,973 for the year ended December 31, 1996, due to the Company's significant efforts in its merchandise sales division. Revenue from the Trips Division was up notably at $1,027,354 for the year ended December 31, 1997 compared to $828,901 for the year ended December 31, 1996, due to increased participation on the Alaska Trip and the significantly increased participation on the Motherlode Expedition. Gain on the sale of subsidiary stock was $363,660 for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996, due to the Company selling approximately 4% of The Outdoor Channel Common Stock to outside investors with no such sales occurring in 1996. On the other hand, Membership sales decreased to $2,569,018 for the year ended December 31, 1997, compared to $2,910,447 for the year ended December 31, 1996, due primarily to lower sales of Lost Dutchman's memberships. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, during 1997, the Company increased its sales for the Alaska Trip and increased revenue in its merchandise sales division. However, the lack of resources to expand and improve Lost Dutchman's properties impacted Lost Dutchman's membership sales.

         EXPENSES. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the year ended December 31, 1997 were $8,120,093, a marginal decrease of $132,273, or 2%, compared to $8,252,366 for the year ended December 31, 1996. This relatively even expense level for both years was due to the combination of a significant decrease in expenses for two line items and a corresponding increase in expenses in four other line items. Selling, general and administrative expense decreased substantially to $4,234,040 for the year ended December 31, 1997, compared to $4,851,648 for the year ended December 31, 1996. This decrease was due to the Company's significant efforts to control its personnel and administrative costs. Advertising and programming decreased dramatically during the year ended December 31, 1997, primarily due to the discontinuation of the Gold Prospecting Show on The Nashville Network ("TNN"). The "Gold Prospecting Show" was produced for airing on TNN and was popular with viewers. However, production and airing costs per show were approximately $43,000. Due to the lack of immediate commercial success, the Company decided to devote its resources to other aspects of the Company's business with the show ending its run on TNN in May 1996. Advertising and programming was $219,839 for the year ended December 31, 1997, a decrease of $725,518, compared to $945,357 for the year ended December 31, 1996. On the other hand, Satellite transmission fees increased substantially to $2,120,369 for the year ended December 31, 1997, compared to $1,441,619 for the year ended December 31, 1996, due to increases in transponder and uplink costs for The Outdoor Channel. Cost of merchandise sold increased significantly to $618,992 for the year ended December 31, 1997, compared to $321,843 for the year ended December 31, 1996, due to the substantial increase in Merchandise sales activity. Alaska trip expenses increased to $655,834 for the year ended December 31, 1997, compared to $553,596 for the year ended December 31, 1996, due to the increased participation on the Alaska trip. Interest expense increased substantially to $250,964 for the year ended December 31, 1997, compared to $138,303 for the year ended December 31, 1996, due to the Company's significant increase in debt.

         INCOME BEFORE INCOME TAXES. Loss before income taxes decreased as a percentage of revenues from 57% for the year ended December 31, 1996 to 28% for the year ended December 31, 1997. This was due to increased revenues while expenses, in the aggregate, remained near the same level for the year ended December 31, 1997, compared to the year ended December 31, 1996.

         INCOME TAX EXPENSE. Income tax benefit for the year ended December 31, 1997 was $80,215 which was substantially less than $217,658 for the year ended December 31, 1996, due to the Company having a significantly smaller loss for 1997 as compared to 1996.


COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

         REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold

Prospector magazine. Revenues for the year ended December 31, 1996 were $5,258,008, an increase of $917,041 or 21%, compared to revenues of $4,340,967 for the year ended December 31, 1995. This increase was primarily the result of increases in three items of revenue. Advertising revenue increased substantially to $960,462 for the year ended December 31, 1996 compared to $439,817 for the year ended December 31, 1995, due primarily to an increase in advertising revenue at The Outdoor Channel. Merchandise sales were $488,973 for the year ended December 31, 1996, compared to $0 for the year ended December 31, 1995, due to the Company commencing operations of it s merchandise sales division. Revenues from the Trips Division was up notably at $828,901 for the year ended December 31, 1996 compared to $656,161 for the year ended December 31, 1995. Membership sales were $2,910,447 for the year ended December 31, 1996, compared to a like amount of $3,133,110 for the year ended December 31, 1995. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel, during 1996, the Company increased its sales for the Alaska Trip, commenced a revenue producing merchandise division and kept revenue nearly the same for Lost Dutchman's and other membership sales.

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

         INCOME BEFORE INCOME TAXES. Loss before income taxes increased as a percentage of revenues from 2% for the year ended December 31, 1995 to 57% for the year ended December 31, 1996. Although revenues increased for the year ended December 31, 1996, compared to the year ended December 31, 1995, income before income taxes was affected primarily by the very substantial increase in expenses discussed above.

         INCOME TAX EXPENSE. Income tax benefit for the year ended December 31, 1996 was $217,658 which was substantially greater than $30,582 for the year ended December 31, 1995, due to the Company having a significantly greater loss for 1996 as compared to 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company utilized cash from operations of $511,571 in 1997, compared to utilizing cash from operations of $966,578 in 1996 and had a cash balance of $373,368 at December 31, 1997, which was an increase of $291,341 from the balance of $82,027 at December 31, 1996. Current assets increased to $1,001,696 compared to $784,494 in 1996. Current liabilities increased to $2,759,154 for 1997 compared to $1,495,785 for 1996. Net working capital decreased to $(1,757,458) in 1997, compared to $(711,291) in 1996.

         In 1997, the Company did not generate sufficient cash flow from operations to meet its cash flow requirements. In addition to cash generated from operations, the Company's cash flow needs in 1997 were primarily met by loans from principal shareholders, funds from its public offering and funds from the private placement of The Outdoor Channel.

         From January 1 through August 14, 1997, Wilma M. Massie, a principal shareholder of the Company, loaned the Company $324,000 on a note bearing interest at 10% and Perry T. Massie, President of the Company, loaned the Company $136,000 on a note bearing interest at 10%. In 1996, Wilma M. Massie obtained an $80,000 letter of Credit that is being utilized by The Outdoor Channel as a deposit for the PanAmSat Galaxy 10 satellite transponder. In September 1997, Wilma M. Massie invested $40,000 in the Company's public offering and Perry T. Massie invested $24,000 in the Company's public offering.

         The Company suspended its public offering in October 1997. The public offering consisted of the sale of Units at a price of $8.00 per Unit, each made up of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock. A total of 52,034 Units were sold for $416,272. Net proceeds to the Company were approximately $314,000.

         In December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. Since that time the Company has not advanced significant funds to the Channel with The Outdoor Channel supporting itself with its revenues and outside investor funds. The Outdoor Channel raised $380,000 from private investors in December 1997. As of December 1997, The Outdoor Channel owed the Company approximately $1,000,000.

         As of December 31, 1997, the Company had three notes in the aggregate amount of $1,001,683 payable to a bank outstanding at interest rates ranging from 9.75% to 13%. These notes are secured by substantially all of the Company's assets and are personally guaranteed by Perry T. Massie, Thomas H. Massie and Wilma M. Massie.

         As of December 31, 1997, the Company had four notes payable to unaffiliated individuals, with balances outstanding as of that date of $59,923, $85,817, $95,605 and $150,000. The first three notes bear interest rates that range from 8% to 9.5% and are due in August 1999, April 2000 and December 2000, respectively. The fourth note bears interest at 7.5% with principal payments of $50,000 due every January commencing in 1997. The note for $59,923 was extended on the same terms until August 1999. The note for $85,817 was renegotiated with the Company agreeing to pay down part of the principal bringing the total amount to owed to approximately $68,000 with monthly installments of $1,000 at 9% interest with the principal balance due in May 2000. The note for $150,000 is being renegotiated for short-term extensions.

         As of November 1998, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current levels for the next twelve months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. The primary source for short-term financing for The Outdoor Channel has been its recently closed private placement. There can be no assurance that this source will continue to be available, if needed, in the future. In the event, The Outdoor Channel is required to seek financing, there can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to The Outdoor Channel or its shareholders. At the current level of operations, the Company is retiring some existing debt and is planning only minimal improvements to its properties. The Company anticipates that The Outdoor Channel will commence retiring some of its debt with the Company in the first half of 1999. The Company intends to utilize such funds to retire portions of its bank loan and make Lost Dutchmans and GPAA acquisitions and improvements. There can be no assurance that The Outdoor Channel will commence retiring its debt with the Company in 1999.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

OTHER MATTERS

         The Company believes that it has resolved the potential impact of the year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits rather than four to defined the applicable year. Any of the Company's programs that have time-sensitive software that recognized a date using "00" as the year 1900 rather than the year 2000, could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Therefore, the Company intends to devote the necessary resources to resolve any significant year 2000 issues in a timely manner.


ITEM.7   FINANCIAL STATEMENTS

         Following are consolidated financial statements of the registrant for the years ended December 31, 1997 and 1996.

                              GLOBAL OUTDOORS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                      WITH

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



Board of Directors of
Global Outdoors, Inc.


We have audited the accompanying consolidated balance sheet of Global Outdoors, Inc. and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Outdoors, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                                     /s/ Corbin & Wertz
                                                     CORBIN & WERTZ

Irvine, California
April 14, 1998, except as to
  Note 9, which is as of July 14, 1998 and
  Note 11, which is as of October 30, 1998

                               ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors of
          Global Outdoors, Inc.:

We have audited the accompanying consolidated balance sheet of GLOBAL OUTDOORS, INC. (an Alaska corporation) AND SUBSIDIARIES as of December 31, 1996, and the related consolidated statements of Operations, stockholders' equity and cash flows for the year then ended, as restated, see Note 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


                                                     /s/ Arthur Andersen LLP
                                                     ARTHUR ANDERSEN LLP
Orange County, California
April 15, 1997

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                                            1997         1996
                                                        -----------  -----------
ASSETS

Current assets:
   Cash                                                 $  373,368   $   82,027
   Current portion of stockholder receivable                34,200       56,400
   Advertising receivables, net of allowance for
    doubtful accounts of $48,958 and $39,242
    in 1997 and 1996, respectively                         159,069       82,334
   Income taxes receivable                                 310,215      230,000
   Inventories                                             105,735      159,361
   Prepaid expenses                                         19,109      174,372
                                                        -----------  -----------
         Total current assets                            1,001,696      784,494

Membership Recreational Mining Properties, net           1,020,239      995,010

Alaska Recreational Mining Properties, net               1,466,095    1,465,609

Outdoor Channel Equipment, net                             317,534      386,584

Other equipment and leasehold improvements, net            162,313      232,703

Stockholder receivable                                     160,586      223,657

Trademark, net of accumulated amortization of
 $6,579 and $4,720 in 1997 and 1996, respectively           95,770       85,601

Deposits and other assets                                   34,000       52,240
                                                        -----------  -----------

                                                        $4,258,233   $4,225,898
                                                        ===========  ===========


           See accompanying notes to consolidated financial statements

Continued


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                           DECEMBER 31, 1997 AND 1996


                                                           1997           1996
                                                       ------------   ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses               $   934,581    $   420,198
   Line of credit                                                -        715,322
   Customer deposits                                        30,231          9,500
   Deferred compensation                                   200,000              -
   Current maturities of long-term debt                  1,051,682        303,593
   Current maturities of capital leases                     79,619         47,172
   Current maturities of stockholder loans                 463,041              -
                                                       ------------   ------------
         Total current liabilities                       2,759,154      1,495,785

Deferred revenue                                         2,215,114      2,084,782
Deferred rent                                              283,262              -
Long-term debt, less current portion                       361,234        637,717
Capital leases, less current portion                       141,458        192,664
Stockholder loans, less current portion                     47,337              -
                                                       ------------   ------------
         Total liabilities                               5,807,559      4,410,948
                                                       ------------   ------------

Stockholders' deficit:
   Convertible preferred stock, nonvoting, 10%
     noncumulative, no liquidation preference, $.001
     par value; 10,000,000 shares authorized; 60,675
     shares (1997) and 60,775 shares (1996) issued
     and outstanding                                            61             61
   Common stock, $.02 par value; 50,000,000 shares
     authorized; 4,394,492 shares (1997) and 4,122,394
     shares (1996) issued and outstanding                   87,890         82,448
   Common stock subscribed, 104,069 shares subscribed        2,081              -
   Common stock subscriptions receivable                  (221,250)      (221,250)
   Additional paid-in capital                            3,936,381      2,941,163
   Treasury stock                                         (625,000)             -
   Preferred stock dividend payable in common stock              -         12,640
   Retained deficit                                     (4,729,489)    (3,000,112)
                                                       ------------   ------------
         Total stockholders' deficit                    (1,549,326)      (185,050)
                                                       ------------   ------------

                                                       $ 4,258,233    $ 4,225,898
                                                       ============   ============

           See accompanying notes to consolidated financial statements


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                   1997           1996
                                                               ------------   ------------

Revenues:
   Alaska trip                                                 $ 1,027,354    $   828,901
   Merchandise sales                                               767,308        488,973
   Membership sales                                              2,569,018      2,910,447
   Advertising                                                   1,563,985        960,462
   Interest                                                         18,092         23,789
   Other income                                                          -         45,436
   Gain on sale of subsidiary stock                                363,660              -
                                                               ------------   ------------

         Total revenues                                          6,309,417      5,258,008

Expenses:
   Alaska trip expenses                                            655,834        553,596
   Cost of merchandise sold                                        618,992        321,843
   Satellite transmission fees                                   2,120,369      1,441,619
   Advertising and programming                                     219,839        945,357
   Selling, general and administrative                           4,234,040      4,851,648
   Interest                                                        250,964        138,303
   Loss on disposal of equipment                                    20,055              -
                                                               ------------   ------------

         Total expenses                                          8,120,093      8,252,366
                                                               ------------   ------------

Loss before minority interest in net losses of consolidated
 subsidiaries and income taxes                                  (1,810,676)    (2,994,358)

Minority interest in net losses of consolidated subsidiaries        16,340              -
                                                               ------------   ------------

Loss before income taxes                                        (1,794,336)    (2,994,358)

Income tax benefit                                                  80,215        217,658
                                                               ------------   ------------

Net loss                                                       $(1,714,121)   $(2,776,700)
                                                               ============   ============

Loss per share                                                 $     (0.39)   $     (0.68)
                                                               ============   ============

Weighted average number of common shares
 outstanding                                                     4,356,371      4,103,141
                                                               ============   ============


           See accompanying notes to consolidated financial statements


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                      PREFERRED STOCK                   COMMON STOCK                 COMMON STOCK SUBSCRIBED
                               ------------------------------   ------------------------------    ------------------------------
                                  SHARES          AMOUNT           SHARES           AMOUNT           SHARES           AMOUNT
                               -------------   --------------   -------------    -------------    -------------    -------------


Balances, January 1, 1996            63,195    $          63       4,074,988     $     81,500                -     $          -

Preferred stock converted
 to common stock                     (2,420)              (2)          2,420               48                -                -

Common stock issued for
 services                                 -                -          21,568              431                -                -

Common stock issued for
 private placement                        -                -          26,868              538                -                -

Purchase of partial shares                -                -               -                -                -                -

Preferred stock dividend
 payable in common stock                  -                -               -                -                -                -

Retirement of treasury stock              -                -          (3,450)             (69)               -                -

Net loss                                  -                -               -                -                -                -
                               -------------   --------------   -------------    -------------    -------------    -------------

Balances, December 31, 1996          60,775               61       4,122,394           82,448                -                -



Continued


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                  COMMON                                      PREFERRED
                                  STOCK        ADDITIONAL                       STOCK
                               SUBSCRIPTION     PAID-IN        TREASURY        DIVIDEND     ACCUMULATED
                                RECEIVABLE      CAPITAL         STOCK          PAYABLE        DEFICIT        TOTAL
                               ------------   ------------   ------------   ------------   ------------   ------------

Balances, January 1, 1996      $  (221,250)   $ 2,793,938    $         -    $         -    $  (210,772)   $ 2,443,479

Preferred stock converted
 to common stock                         -            (46)             -              -              -              -

Common stock issued for
 services                                -         90,400              -              -              -         90,831

Common stock issued for
 private placement                       -         75,526              -              -              -         76,064

Purchase of partial shares               -             (9)             -              -              -             (9)

Preferred stock dividend
 payable in common stock                 -              -              -         12,640        (12,640)             -

Retirement of treasury stock             -        (18,646)             -              -              -        (18,715)

Net loss                                 -              -              -              -     (2,776,700)    (2,776,700)
                               ------------   ------------   ------------   ------------   ------------   ------------

Balances, December 31, 1996       (221,250)     2,941,163              -         12,640     (3,000,112)      (185,050)



Continued


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                      PREFERRED STOCK                   COMMON STOCK                 COMMON STOCK SUBSCRIBED
                               ------------------------------   ------------------------------    ------------------------------
                                  SHARES          AMOUNT           SHARES           AMOUNT           SHARES           AMOUNT
                               -------------   --------------   -------------    -------------    -------------    -------------

Preferred stock converted
 to common                             (100)               -             100                2                -                -

Common stock issued as
 dividend on preferred stock              -                -          12,398              248                -                -

Common stock issued as
 pledged collateral                       -                -         250,000            5,000                -                -

Common stock issued for
 services rendered                        -                -           9,600              192                -                -

Issuance of common stock
 for offering                             -                -               -                -          104,069            2,081

Net loss                                  -                -               -                -                -                -
                               -------------   --------------   -------------    -------------    -------------    -------------

Balance, December 31, 1997           60,675    $          61       4,394,492     $     87,890          104,069     $      2,081
                               =============   ==============   =============    =============    =============    =============


Continued



                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                 COMMON                                       PREFERRED
                                  STOCK        ADDITIONAL                       STOCK
                               SUBSCRIPTION     PAID-IN        TREASURY        DIVIDEND     ACCUMULATED
                                RECEIVABLE      CAPITAL         STOCK          PAYABLE        DEFICIT         TOTAL
                               ------------   ------------   ------------   ------------   ------------   ------------

Preferred stock converted                -             (2)             -              -              -              -
 to common

Common stock issued as                   -         27,648              -        (12,640)       (15,256)             -
 dividend on preferred stock

Common stock issued as                   -        620,000       (625,000)             -              -              -
 pledged collateral

Common stock issued for                  -         35,608              -              -              -         35,800
 services rendered

Issuance of common stock                 -        311,964              -              -              -        314,045
 for offering
Net loss                                 -              -              -              -     (1,714,121)    (1,714,121)
                               ------------   ------------   ------------   ------------   ------------   -----------
                               $  (221,250)   $ 3,936,381    $  (625,000)   $         -    $(4,729,489)   $(1,549,326)
Balance, December 31, 1997     ============   ============   ============   ============   ============   ============


           See accompanying notes to consolidated financial statements


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                               1997           1996
                                                          ------------   ------------
Cash flows from operating activities:
   Net loss                                               $(1,714,121)   $(2,776,700)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                          222,537        263,144
       Provision for doubtful accounts                          9,716         24,138
       Common stock issued for services                        35,800         90,831
       Application for rent obligation toward reduction
        of stockholder note receivable                         85,271         67,617
       Deferred income taxes                                  (81,015)             -
       Gain on sale of subsidiary stock                      (363,660)             -
       Minority interest in net losses of consolidated
         subsidiary                                           (16,340)             -
       Loss on disposal of equipment                           20,055              -
       Changes in operating assets and liabilities:
           Inventories                                         53,626         32,907
           Prepaid expenses                                   155,263        385,687
           Income taxes receivable                                800       (154,719)
           Advertising receivables                            (86,451)        29,465
           Deposits and other assets                           18,240        289,961
           Accounts payable and accrued expenses              514,383        260,396
           Deferred revenue                                   130,332        528,174
           Deferred rent                                      283,262              -
           Deferred compensation                              200,000              -
           Customer deposits                                   20,731         (7,479)
                                                          ------------   ------------

    Net cash used in operating activities                    (511,571)      (966,578)
                                                          ------------   ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                (92,611)      (919,311)
    Expenditures for trademarks                               (12,025)       (44,353)
                                                          ------------   ------------

    Net cash used in investing activities                    (104,636)      (963,664)
                                                          ------------   ------------

Continued


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                          1997           1996
                                                      ------------   ------------
Cash flows from financing activities:
    Net proceeds from offering                            314,045              -
    Proceeds from private placement                            --         76,064
    (Payments) proceeds from long-term debt, net         (256,014)     1,496,481
    Net proceeds from stockholder's loans                 522,676              -
    Principal payments on capital leases                  (53,159)             -
    Retirement of treasury stock                               --        (18,715)
    Purchase of partial shares                                 --             (9)
    Sale of subsidiary stock to minority interests        380,000              -
                                                      ------------   ------------

    Net cash provided by financing activities             907,548      1,553,821
                                                      ------------   ------------

Net change in cash                                        291,341       (376,421)

Cash at beginning of year                                  82,027        458,448
                                                      ------------   ------------
Cash at end of year                                   $   373,368    $    82,027
                                                      ============   ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Income taxes                                   $         -    $         -
                                                      ============   ============
       Interest                                       $   209,686    $   132,677
                                                      ============   ============
Supplemental disclosures of noncash investing and
 financing activities:
    Land acquired by incurring note payable           $         -    $   200,000
                                                      ============   ============
    Application of rent obligation toward reduction
     of stockholder note receivable                   $    85,271    $    73,150
                                                      ============   ============


During 1997, the Company acquired equipment under capital lease obligations totaling $34,400.


           See accompanying notes to consolidated financial statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------

Organization
------------

Global Outdoors, Inc. (the "Company") owns a majority interest in The Outdoor Channel, Inc., a national television network devoted solely to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's (LDMA-AU, Inc.) memberships which entitle members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of America, Inc. ("GPAA"), revenue from advertisers in a bi-monthly magazine, advertising revenues through cable television programming dba The Outdoor Channel, Inc. and through merchandise sales. Effective July 23, 1996, the Company changed its name from Global Resources, Inc. to Global Outdoors, Inc.

On February 10, 1995, the Company acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock (the "Acquisition"). The acquisition agreement provided for the issuance of up to an additional 1,500,000 shares of Common Stock ("Earn Out Shares") to the former stockholders of GPAA if GPAA achieved certain earnings or valuation milestones. The former stockholders of GPAA, Perry T. Massie, Thomas H. Massie, and Wilma M. Massie, are stockholders of the Company and Messrs. Perry and Thomas Massie are officers of the Company. For purposes of the Acquisition, the value of the Global Common Stock was deemed to be $3.50 per share with the initial total acquisition cost being $8,750,000. For accounting purposes, the assets of GPAA are recorded at their historical cost basis in a manner similar to a pooling of interest. To this date, no earn out shares have been issued.

Basis of Presentation
---------------------

During 1997, the Company experienced significant operating losses, principally due to The Outdoor Channel, Inc. As a result of losses in 1997 and prior years, at December 31, 1997, the Company has negative working capital and a deficit stockholders' equity. In November 1997, the Company commenced a plan to make The Outdoor Channel, Inc. self supporting. In furtherance of that plan, The Outdoor Channel, Inc. has been conducting a private placement of common stock and has raised $1,005,000 through May 31, 1998. The Outdoor Channel, Inc. cannot predict how much additional

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. continued
-----------------------------------------------------------------------

money it will raise in its private placement. The Outdoor Channel, Inc. is also currently negotiating carriage agreements with third parties that could result in a significant increase in the subscriber base for The Outdoor Channel, Inc., which could result in an increase in advertising revenue for the Company.

Management is unable to predict the outcome of those negotiations or determine when and if the Company's revenues will increase therefrom.

Management is also unable to predict whether its current capital raising efforts will be sufficient to cover operating losses until the Company achieves profitability. In April 1998, the Company entered into agreements with Perry T. Massie and Wilma M. Massie, (the "Principal Stockholders"), whereby the Principal Stockholders agreed to provide for the cash flow requirements of the Company over the next twelve months by means of loans or equity investments, if needed. The Company's financial condition and future results of operations could be adversely effected should the Company continue to generate operating losses and not be able to raise sufficient additional equity funds through private placements or through the stockholder commitment, as noted above.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Global Outdoors, Inc., LDMA-AU, Inc., GPAA and The Outdoor Channel, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. During 1997, 380,000 shares of The Outdoor Channel, Inc.'s common stock were issued to outside parties for $380,000, decreasing the Company's ownership interest in The Outdoor Channel to 95.7%. See Note 11 regarding subsequent event.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Certain estimates made by management also effect the reported operating results during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include the provision for losses on accounts receivable, stockholder receivable, the net realizability of inventories, the evaluation of the potential impairment of property and equipment, trademark and the net realizability of deferred tax assets.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. continued
-----------------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, stockholder receivable, advertising receivables, long-term debt, related party debt and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 1997. The fair market value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of the Company's related party receivable and debt is not practicable to obtain as market comparables are not available for such instruments.

Risks and Uncertainties
-----------------------

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

Concentration of Credit Risk
----------------------------

The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by federal agencies.

Inventories
-----------

Inventories are valued at the lower of cost (first-in, first-out) or market.

Trademarks
----------

The trademark is amortized on a straight-line basis over 15 years.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. continued
-----------------------------------------------------------------------

Membership Recreational Mining Properties
-----------------------------------------

Membership recreational mining properties consist primarily of land, are held for membership use and are recorded at cost, net of accumulated depreciation on non-land assets provided on a straight-line basis over 15 years.

Alaska Recreational Mining Properties
-------------------------------------

Alaska recreational mining properties consist primarily of land, buildings and equipment and are recorded at cost, net of accumulated depreciation on the buildings and equipment provided on a straight-line basis over 10 years.

Outdoor Channel Equipment
-------------------------

Outdoor Channel assets consist primarily of equipment and are recorded at cost, net of accumulated depreciation provided on a straight-line basis over five years.

Other Equipment and Leasehold Improvements
------------------------------------------

Equipment and leasehold improvements are carried at cost, net of accumulated depreciation provided on a straight-line basis over five to ten years.

Impairment of Long-Lived Assets
-------------------------------

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". The Company adopted SFAS 121 in 1996, as required. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of the Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. continued
-----------------------------------------------------------------------

period in which such impairment is determined by management. To date, management has not identified any impairment of long-lived assets.

Revenue Recognition
-------------------

Revenues on the "Alaska trip" income is recognized when trips are taken. Trips are taken in June through August each year.

The Company has sold memberships in LDMA-AU primarily on an installment basis. Memberships include contracts that give purchasers recreational prospecting and mineral rights to the Company's land and rights to use the land and facilities for camping and recreational vehicle parking. The contracts are generally noninterest bearing, unsecured and provide for a down payment and monthly installments of $25 for periods of up to ten years. No deferred revenue or accounts receivable have been recorded for amounts not yet due under the contract terms due to the uncertainty of collection. Sales revenue is recognized based upon a weighted average ten year straight-line method. The ten year weighted average method was established based upon historical membership longevity, taking into consideration member defaults and withdrawals. Deposits are taken on new sales contracts, and are fully refundable for 10 days.

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

Stock-Based Compensation
------------------------

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. continued
-----------------------------------------------------------------------

employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. In 1996, the Company adopted the provisions of SFAS 123 which relate to non-employee based compensation and, has elected to account for its stock-based compensation to employees under APB 25.

Loss Per Common Share
---------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. There was no effect on EPS upon the adoption of the provisions of SFAS No. 128 for all years presented. Loss per common share has been computed on the weighted average number of common and equivalent shares outstanding. Basic and diluted net loss per share are approximately the same.

Advertising
-----------

The Company generally expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1997 and 1996 was $219,839 and $945,357, respectively.

Income Taxes
------------

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("Statement 109"), "ACCOUNTING FOR INCOME TAXES." Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company and its subsidiaries file a consolidated federal income tax return.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. continued
-----------------------------------------------------------------------

Limitation on Dividends
-----------------------

Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its stockholders as a result of its accumulated deficit as of December 31, 1997.

New Accounting Pronouncements
-----------------------------

In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Government Regulation
---------------------

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

Local Cable Regulation
----------------------

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. continued
-----------------------------------------------------------------------

Federal Cable Regulation
------------------------

In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which provides, among other things, for a "must carry" regime for local broadcast stations (which requires the mandatory carriage of certain broadcast stations and payments by cable operators to other broadcast stations for retransmission of their signals in some instances), for channel positioning rights for certain local broadcast stations, for limits on the size of multiple system operators, for limits or carriage by cable systems and other video distributors of affiliated program services, for a prohibition on programmers in which cable operators have an "attributable interest" from discriminating between cable operators and their competitors, or among cable operators, and for increased competition in video programming distribution (both within the cable industry and between cable and competing video distributors). In addition, the 1992 Cable Act requires the FCC to establish national guidelines for the rates that cable operators subject to rate regulation may charge for basic cable services and certain other services and to establish guidelines for determining when cable programming may not be provided exclusively to cable system operators. Various cable operators have initiated litigation challenging certain aspects of the 1992 Cable Act. The constitutionality of the basic scheme of rate regulation under the 1992 Cable Act has been upheld by a federal district court, and the FCC's regulation rule were upheld by a federal appeals court in June 1995. The outcome of the balance of this litigation cannot be predicted. However, Congress passed and the President signed in March 1996 the most comprehensive rewrite or telecommunications law since the Commissions Act of 1934, reversing or modifying many of the provisions of the 1992 Act. Among other things, the new legislation allows cable and telephone industries into each other's markets and eliminates federal cable rate regulation, immediately for small systems and within three years for large operators.

Other Regulations
-----------------

In addition to the regulations applicable to the cable television industry, in general, the Company is also subject to various local, state and federal regulations, including, without limitations, regulations promulgated by federal and state environmental, health and labor agencies.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

The components of property, plant and equipment at December 31 are as follows:

                                                          1997           1996
                                                     ------------   ------------
Membership recreational mining properties:
    Land                                             $   926,378    $   926,378
    Buildings and improvements                           137,908        102,874
                                                     ------------   ------------
                                                       1,064,286      1,029,252
    Less accumulated depreciation and amortization       (44,047)       (34,242)
                                                     ------------   ------------

                                                     $ 1,020,239    $   995,010
                                                     ============   ============

Alaska recreational mining properties:
    Land                                             $ 1,129,773    $ 1,129,773
    Buildings and improvements                           461,481        444,549
    Vehicles and equipment                               950,591        894,103
                                                     ------------   ------------
                                                       2,541,845      2,468,425
    Less accumulated depreciation and amortization    (1,075,750)    (1,002,816)
                                                     ------------   ------------

                                                     $ 1,466,095    $ 1,465,609
                                                     ============   ============

Outdoor Channel equipment:
    Equipment                                        $   448,218    $   433,211
    Furniture and fixtures                                67,551         64,001
    Leasehold improvements                                25,626         25,626
                                                     ------------   ------------
                                                         541,395        522,838
    Less accumulated depreciation and amortization      (223,861)      (136,254)
                                                     ------------   ------------

                                                     $   317,534    $   386,584
                                                     ============   ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 2 - PROPERTY, PLANT AND EQUIPMENT, continued
-------------------------------------------------


                                                        1997          1996
                                                     ----------   ----------

Other equipment and leasehold improvements:
    Furniture and fixtures                           $  11,625    $  11,625
    Equipment                                          205,353      287,842
    Vehicles                                           150,283      150,283
    Leasehold improvements                               6,578        6,578
                                                     ----------   ----------
                                                       373,839      456,328
    Less accumulated depreciation and amortization    (211,526)    (223,625)
                                                     ----------   ----------

                                                     $ 162,313    $ 232,703
                                                     ==========   ==========

NOTE 3 - DEFERRED REVENUE
-------------------------

As of December 31, 1997, scheduled payments and amounts to be recognized as income assuming collectibility in future years from existing LDMA-AU and GPAA sales contracts are:

                                                    Revenue To Be
                            Scheduled Payments        Recognized
                            ------------------   ------------------

 1998                        $   1,929,296       $   1,507,653
 1999                            1,615,385           1,447,728
 2000                            1,530,475           1,416,094
 2001                            1,298,824           1,368,124
 2002                            1,040,671           1,298,410
 Thereafter                        580,461           3,172,217
                             --------------      --------------

                             $   7,995,112       $  10,210,226
                             ==============      ==============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

NOTE 4 - DEBT
-------------

Long-term debt at December 31 consists of the following:

                                                             1997        1996
                                                          ----------  ----------

Notes payable to individuals, secured by deed of
 trust, payable in monthly installments of $805
 including interest at 8.5%, balance due December
 2000                                                     $  95,605   $  97,237

Note payable to an individual, secured by first deed
 of trust on land, payable in monthly installments of
 $746 including interest at 9.5%, balance due August
 1999                                                        59,923      63,020

Note payable to an individual, secured by first deed
 of trust on land, payable in monthly installments of
 $900 including interest at 8%, balance due April 2000       85,817      89,917

Note payable to individuals, secured by first deed of
 trust on land, payable in four annual installations of
 $50,000 beginning in 1997, with interest at 7.5%           150,000     200,000

Note payable to the major stockholder, secured by a
 motor home, payable at $520 per month including
 interest at 9%                                              50,378      51,070

Note payable to two major stockholders, due on
 demand, maturing April 1999, with interest at 10%          460,000           -

Note payable to finance companies, secured by
 vehicles, payable in monthly installments including
 interest ranging from 7.75% to 9.75%                        19,888      27,566

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                           1997           1996
                                                       ------------   ------------
Installment note payable to a bank, secured by
 substantially all of the Company's assets, guaranteed
 by three major stockholders, payable in monthly
 installments of $12,500 plus interest at 9.75%            262,500        412,500

Installment note payable to a bank, secured by
 substantially all of the Company's assets, guaranteed
 by three major stockholders, payable in monthly
 installments of $4,149 plus interest at index plus
 4.5% (13% at December 31, 1997)                            91,183             -

Note payable to a bank, secured by substantially all
 of the Company's assets, guaranteed by three major
 stockholders, with interest due monthly at a rate of
 prime plus 3.125% (11.625% at December 31, 1997),
 due July 10, 1998. The Company is negotiating with
 the bank to extend this maturity date                     648,000              -
                                                       ------------   ------------
                                                         1,923,294        941,310

Less current maturities                                 (1,514,723)      (303,593)

                                                       ------------   ------------
                                                       $   408,571    $   637,717
                                                       ============   ============

The aggregate maturities of long-term debt as of December 31, 1997 are as follows:

                   Years Ending
                   December 31,

                      1998                        $      1,514,723
                      1999                                 213,633
                      2000                                  60,568
                      2001                                   6,923
                      2002                                   5,260
                      Thereafter                           122,187
                                                   ---------------

                                                   $     1,923,294
                                                   ================

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 5 - CAPITAL LEASES
-----------------------

The Company leases various equipment which are accounted for as capital leases. A schedule of future minimum lease payments together with the present value of minimum lease payments as of December 31, 1997 is as follows:

                                1998                      $       106,820
                                1999                               87,881
                                2000                               42,785
                                2001                               19,765
                                                          ----------------
                                                                  257,251
              Less amount representing interest
                ranging from 7% to 21.69%                         (36,174)
                                                          ----------------

              Present value of minimum lease payments             221,077

              Less current portion                                (79,619)
                                                          ----------------
                                                          $       141,458
                                                          ================

At December 31, 1997 the book value of the assets held under capital leases is approximately $180,000. The amortization of these assets is included in depreciation expense.

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

During 1990, the Company issued 71,835 shares of 10% noncumulative, convertible, exchangeable, nonvoting preferred stock at $.001 par value for $5 per share. The preferred shares have no liquidation preference over the Company's common stock. The preferred shares are convertible at any time at the option of the holder into common stock at the rate of one share of common stock for one share of preferred stock. The preferred stock is exchangeable at the option of the Board of Directors, in whole or in part, at the same rate of one share of common stock for one share of preferred stock. On December 11, 1996, the Company authorized the payment of a common stock dividend to holders of the preferred shares as of December 31, 1996 at a rate of one common stock for every ten shares of preferred stock. The remaining stock dividend was paid in December 1997 and is reflected as a common stock dividend payable on December 31, 1996.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 6 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

Stock Option Plan
-----------------

The Company has three stock option plans, Stock Option Plan 1 (Plan 1), Stock Option Plan 2 (Plan 2), and the 1995 Stock Option Plan ("1995 Plan"). As discussed in Note 1 above, the Company accounts for the above plans under APB Opinion No. 25, under which no compensation cost has been recognized.

SFAS 123 PRO FORMA INFORMATION
------------------------------

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions; risk free interest rate of 6.3%; dividend yield of 0%; expected life of the options of 1 to 5 years; and volatility factors of the expected market price of the Company's common stock of 59% and 67% for 1997 and 1996, respectively.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income and loss per share would have been the following pro forma amounts for the years ended December 31, 1997 and 1996:

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 6 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

                                                    1997              1996
                                                    ----              ----

     Net loss:
          As reported                         $    (1,714,121)    $  (2,776,700)
                                              ================    ==============
          Pro forma                           $    (1,776,440)    $  (2,796,532)
                                              ================    ==============

     Loss per share:
          As reported                         $         (0.39)    $       (0.68)
                                              ================    ==============
          Pro forma                           $         (0.41)    $       (0.68)
                                              ================    ==============

A summary of the status of the Company's three stock option plans at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                                      SHARES         PRICE
                                                  ------------   ------------

Outstanding at January 1, 1996                        510,000    $ 2.25-3.50
   Granted                                             13,000      3.25-4.00
   Exercised                                               --              -
   Expired/forfeited                                  (20,000)          3.25
                                                  ------------

Outstanding at December 31, 1996                      503,000      2.25-4.00
   Granted                                                  -
   Exercised                                                -
   Expired/forfeited                                 (125,000)          3.50

Outstanding at December 31, 1997                      378,000      2.25-4.00
                                                  ============

Exercisable at December 31, 1997                      378,000
                                                  ============

Weighted average fair value of options granted    $      2.42
                                                  ============

The 378,000 options outstanding at December 31, 1997 have a weighted average remaining contractual life of 5.22 years.

On November 17, 1994, the principal stockholder granted options to purchase 200,000 shares each to three directors of the Company. In July 1995, two of these directors subsequently assigned 40,000

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 6 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

shares each to an employee of the Company. The options all vest immediately, have exercise prices of $2.33 and expire November 17, 2004.

Common Stock Subscriptions Receivable
-------------------------------------

On June 22, 1993 certain stockholders and other individuals exercised a portion of their options available under the stock option plans above. In connection therewith, these individuals issued promissory notes to the Company whereby the individuals are obligated to pay a total of $221,250, plus interest at 4% per annum, due on June 30, 1999, secured by the related shares of common stock.

Stock Issuances
---------------

During 1997, the Company sold 52,034 units at $8.00 per unit. Each unit consists of two shares of the Company's common stock and one warrant to purchase one share of the Company's common stock at $5.50 per share, subject to adjustments as defined, over a two-year period, expiring on January 31, 1999. The warrants are subject to redemption, at anytime, by the Company at $.02 per warrant on 20 days prior notice. Proceeds to the Company were $314,045, net of offering costs of $102,227.

During 1997, the Company issued 250,000 shares of its previously unissued common stock in lieu of a deposit under the terms of a satellite equipment lease. Under the terms of the lease, the Company is to receive the stock back if they do not default under the lease. The Company has recorded such as an issuance of common stock and an offset to treasury stock until they receive the stock back at which time such will be retired.

During 1997, the Company issued 9,600 shares of its common stock for services rendered and recorded $35,800 as compensation expense.

Subsidiary Options
------------------

The Outdoor Channel, Inc. has 1,750,000 options outstanding as of December 31, 1997 at an exercise price of $1.50.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS
------------------------------------------------------------------

The Company is leasing its administrative facilities from a stockholder under an agreement which requires monthly rent payments of approximately $0.34 per square foot. The term of this lease is from January 1997 to December 2000. The building serves as security under the terms of the note receivable from the stockholder. The note receivable from stockholder, in the amount of $194,786 at December 31, 1997, plus interest at six percent, is due in 2000. Rent expense is applied as a reduction of the note receivable. Rent expense applied against the stockholder note totaled $85,271 and $67,617 for the years ended December 31, 1997 and 1996, respectively.

The Company initiated an agreement with one of its directors during 1994 to receive legal services on a monthly basis. The agreement calls for the Company to pay the director a monthly retainer in the amount of $5,000. In the event that services rendered by the director on behalf of the Company exceed $5,000 in any given month, the agreement calls for the director to defer payment of such. During 1997, the Company deferred $200,000 to such director. Such amount is included in the accompanying balance sheet as of December 31, 1997.

The Company is party to various other lawsuits which have arisen in the normal course of its business. Certain matters are covered by insurance, after the Company meets certain deductible requirements. The liability, if any, arising from unfavorable outcomes of the aforementioned lawsuits is presently unknown.

In December 1997, intercompany advances outstanding of $4,121,375 were contributed by the Company to The Outdoor Channel, Inc. in exchange for 4,500,000 shares of The Outdoor Channel, Inc.'s previously unissued common stock.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 8 - INCOME TAXES
---------------------

The components of the benefit for income taxes for the years ended December 31, 1997 and 1996 are summarized as follows:

                                                     1997                1996
                                                 -----------         -----------

      Current:
              Federal                            $        -          $ (847,159)
              State                                     800            (149,499)
                                                 -----------         -----------
                                                        800            (996,658)
                                                 -----------         -----------

      Deferred:
              Federal                                     -             662,000
              State                                       -             117,000
                                                 -----------         -----------
                                                          -             779,000
                                                 -----------         -----------

         Change in estimate                         (81,015)                  -
                                                 -----------         -----------

                                                 $  (80,215)         $ (217,658)
                                                 ===========         ===========

The following table reconciles the federal statutory income tax rate to the effective tax rate of the benefit for income taxes:

                                                     1997                1996
                                                 -----------         -----------

         Federal statutory income tax rate           (34.0)%             (34.0)%
         State income taxes, net of federal benefit   -                   (5.6)
         Effect of net operating loss carryforward
          not utilized                                34.5                14.6
         Valuation of temporary differences            -                  15.3
         Change in estimate                           (5.0)                -
         Other                                         -                   2.4
                                                 -----------         -----------

           Effective tax rate                         (4.5)%              (7.3)%
                                                 ===========         ===========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 8 - INCOME TAXES, continued
--------------------------------

                                            1997                    1996
                                       ----------------       ----------------

         Bad debts                     $        20,000        $        17,000
         Depreciation                           80,000                 95,000
         Accruals                              199,000                 57,000
         Deferred revenue                      889,000                743,000
         Net operating loss                    712,000                371,000
                                       ----------------       ----------------
                                             1,900,000              1,283,000

         Valuation allowance                (1,900,000)            (1,283,000)
                                       ----------------       ----------------

                                       $             -        $             -
                                       ================       ================

The Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $1,889,000 and $1,278,000, respectively, which expire in the year 2012.

NOTE 9 - LEASE AGREEMENTS
-------------------------

The Company leases its facilities and certain equipment under noncancelable operating leases which expire at various dates through December 2004. In 1995, under the terms of an operating lease, the Company acquired certain rights to utilize certain satellite equipment. This lease was to expire on July 7, 1998. The Company terminated this agreement on March 1, 1997 and entered into a new satellite equipment lease that will expire on June 30, 1998. This agreement requires monthly payments of $115,000 during the period March 1, 1997 through June 30, 1997, $150,000 through October 31, 1997, $170,000 through February 28,
1998 and $190,000 through June 30, 1998. On May 27, 1998 and July 14, 1998, the
Company entered into two two-month extensions of the satellite equipment lease that require monthly lease payments of $170,000 for July 1998 and $150,000 per month for August 1998 through October 1998. In addition, the Company has entered into two other leases to obtain access to certain satellite equipment. These agreements require monthly payments of $5,500 during the period March 1, 1995 through February 28, 1996, $10,500 through August 31, 1997, $15,500 through May 31, 1999, $25,500 through June 30, 1999, $35,000 through August 31, 2004.
Certain leases contain stepped rent periods throughout the lease. The Company recognizes the related rental expenses on a straight-line basis and records the difference between the expense charged to operations and amounts

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 9 - LEASE AGREEMENTS, continued
------------------------------------

paid under the lease as deferred rent. As of December 31, 1997, the Company has recorded a deferred rent obligation of $283,262 in the accompanying financial statements. The total minimum rental commitment under these operating lease agreements, including amendments, is as follows:

                  Years Ending December 31,
                  --------------------------
                           1998                  $      1,921,651
                           1999                           411,783
                           2000                           447,081
                           2001                           420,000
                           2002                           420,000
                           Thereafter                     700,000
                                                 -----------------

                                                 $      4,320,515
                                                 =================

On October 23, 1996 the Company entered into a satellite equipment lease agreement which will become effective when the subject satellite is place into service. The agreement requires monthly lease payments of $70,000 for the first month and increasing by $10,000 per month for months two through five, beginning on the six month through the one hundred and second month the monthly lease payment is $120,000, beginning on the one hundred and third month through the one hundred and forty-forth month the monthly lease payment is $140,000. As of the date of these financial statements, the satellite equipment has not been placed in service.

During the years ended December 31, 1997 and 1996, the Company incurred $2,082,369 and $1,490,812, respectively, in rent expense.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 10 - SEGMENT INFORMATION
-----------------------------

Reportable business segments for the years ended December 31, 1997 and 1996 are as follows:

                                            INCOME                                                 ADDITIONS TO
                                            (LOSS)                           DEPRECIATION      PROPERTY, EQUIPMENT
                                            BEFORE                               AND               AND LEASEHOLD
                          REVENUES       INCOME TAXES         ASSETS         AMORTIZATION          IMPROVEMENTS
                        ------------     ------------    -------------     ---------------     -------------------


1997

Alaska trip             $ 1,027,354      $    99,322     $  1,628,407      $     72,934         $     73,420
The Outdoor Channel       1,618,870       (2,262,381)         820,518            94,187               18,558
Membership sales
  of recreational
  prospecting and
  mineral rights and
  merchandise sales       3,299,533        1,222,758        1,020,239             9,805               35,033
Other                       363,660         (854,035)         863,271            45,611                    -
                        ------------     ------------    -------------     -------------        -------------

                        $ 6,309,417      $(1,794,336)    $  4,332,435      $    222,537         $    127,011
                        ============     ============    =============     =============        =============



                                            INCOME                                                 ADDITIONS TO
                                            (LOSS)                           DEPRECIATION      PROPERTY, EQUIPMENT
                                            BEFORE                                AND              AND LEASEHOLD
                          REVENUES       INCOME TAXES         ASSETS         AMORTIZATION          IMPROVEMENTS
                        ------------     ------------    -------------     ---------------     -------------------
1996

Alaska trip             $   828,901      $   158,678     $  1,465,608      $     69,700        $      54,365
The Outdoor Channel         743,143       (1,983,518)         679,519           100,197              321,616
Membership sales
  of recreational
  prospecting and
  mineral rights and
  merchandise sales       3,399,420          150,841        1,047,250            36,667              357,930
Other                       286,544       (1,320,359)       1,033,521            56,580              185,400
                        ------------     ------------    -------------     -------------        -------------

                        $ 5,258,008      $(2,994,358)    $  4,225,898      $    263,144         $    919,311
                        ============     ============    =============     =============        =============

NOTE 11 - SUBSEQUENT EVENT
--------------------------

Subsequent to December 31, 1997 and as of October 30, 1998, 877,000 shares of The Outdoor Channel, Inc.'s common stock were issued to outside parties for $1,003,000, decreasing the Company's ownership interest in The Outdoor Channel to 88%.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors, executive officers and key employees of the Company are as follows:

         NAME                         AGE                                       POSITION
         ----                         ---                                       --------
     Perry T. Massie                   36            Chief Executive Officer, President and Chairman of the Board

     Thomas H. Massie                  33            Executive Vice President, Secretary and Director

     Richard K. Dickson II             52            Senior Vice President, General Counsel and Director

     Andrew J. Dale                    44            President and Chief Operating Officer of The Outdoor Channel

     Jacob J. Hartwick                 45            Vice President Sales and Promotions and Executive Vice
                                                     President of The Outdoor Channel

     Wade E. Sherman                   27            Vice President Advertising Sales of The Outdoor Channel

     Richard D. Vermeer                59            Chief Financial Officer


     The term of each director will expire at the 1999 annual meeting of stockholders and when a successor is elected and qualified or upon his earlier death, resignation or removal. Officers serve at the discretion of the Board of Directors.

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

     ANDREW J. DALE has served as President and Chief Operating Officer of The Outdoor Channel since November 1997. From November 1994 to November 1997 he was Senior Vice President Operations of The Outdoor Channel. From 1990 to 1993, he has acted as a video and television consultant to both Global Outdoors, Inc. and The Outdoor Channel. From 1989 to 1994, Mr. Dale was a production manager at Vidfilm Services, a major Hollywood post-production facility, whose clients include Disney, MCA, Columbia and a host of other major studios. Mr. Dale was born and raised in the United Kingdom.

     JACOB J. HARTWICK has served as Vice President of Sales and Promotions of the Company since 1994 and Executive Vice President of The Outdoor Channel since November 1997. From 1994 to November 1997, he was Vice President Sales and Promotions of The Outdoor Channel. From 1991 to 1994, he served as a Vice President of the Company. From 1986 through 1991, Mr Hartwick served in various sales, marketing and administrative positions with Global Outdoors and its subsidiaries.

     WADE E. SHERMAN has been Vice President Advertising Sales of the Company since November 1997. In February 1996, he was hired by the Company as an Advertising Sales Representative and was promoted to Director of Advertising Sales in July 1996. From April 1995 to February 1996, Mr. Sherman was an Advertising Sales Representative for Comcast Cablevision. From May 1994 to April 1995, he worked at radio station KMNY, as a news anchor and an advertising sales representative. From 1993 to April 1994, he worked part-time at radio station KMNY. He earned a B.S. Degree in Television/Film from California State University at Fullerton.

     RICHARD D. VERMEER has served as the Chief Financial Officer of the Company since November 1997. From 1994 to the present he has been the President of The Richards Group, a consulting firm that advises clients on a variety of financial and management matters. From 1989 to 1994, he served as Senior Vice President Finance/Administration for International Permalite, Inc., a roofing manufacturing company. Mr. Vermeer earned a B.S. degree in Business Management from Fairleigh Dickinson University and an M.B.A.
degree in Finance from Lehigh University.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon its review of the copies of reports furnished to the Company, or representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1997, were satisfied, except that Wilma
M. Massie and Perry T. Massie filed reports on Form 5 instead of on Form 4.


BOARD OF DIRECTORS

     The Board of Directors of the Company took action by unanimous written consent or held meetings six (6) times during the fiscal year ended December 31, 1997. Each incumbent Director attended at least seventy-five percent (75%) of the aggregate of the number of meetings of the Board and the number of meetings held by all committees of the Board on which he or she served. The Company does not have any standing committees. In July 1996, the Company amended its Articles of Incorporation to authorize the Board of Directors to be increased to a maximum of seven directors.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth compensation received for the fiscal years ended December 31, 1997, 1996 and 1995 by the Company's Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 for fiscal year 1997, 1996 and 1995 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation                    Long Term Compensation

                                                                                     Securities
                                                                  Other                Under-
                                                                 Annual    Restricted  laying                All Other
                                                                 Compen-     Stock    Options/     LTIP       Compen-
Name and Principal Position    Year     Salary($)     Bonus($)   sation($)   Awards     /SARS     Payouts     sation
---------------------------    ----     ---------    ---------  --------   ---------- ----------  --------  ----------

Perry T. Massie, CEO           1997      69,231           -           -         -         -          -          -
                               1996      84,000           -           -         -         -          -          -
                               1995      52,000        10,500         -         -         -          -          -

Christopher B. Forgy           1997      157,846          -           -         -         -          -          -
                               1996      165,000          -           -         -         -          -          -

Richard K. Dickson II          1997      120,000          -           -         -         -          -          -
                               1996      120,000          -           -         -         -          -          -
                               1995      120,000          -           -         -         -          -          -


      Mr. Dickson's compensation has been established at $120,000 per year, payable $60,000 in cash and $60,000 in either cash or stock which latter amount may be deferred, in whole or part. For 1997, $60,000 was deferred; for 1996, $50,000 was deferred; and for 1995, $30,000 was deferred. Such deferred amounts will be paid in either cash or stock at such time as is agreed upon by Mr. Dickson and the Company. Mr. Forgy's employment with The Outdoor Channel ended in November 1997.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             % of Total
                                               Options                                   Potential Realizable
                        Number of              Granted                                     Value at Assumed
                       Securities                to            Exercise                  Annual Rates of Stock
                       Underlying             Employees         or Base                 Price Appreciation for
                         Options              in Fiscal          Price     Expiration       Option Term(2)
           Name         Granted (#)            Year(1)         ($/Share)      Date        5%($)           10%($)
----------------------------------------------------------------------------------------------------------------

Perry T. Massie, CEO         -                    -                -            -           -                -

---------------


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                   Number of Securities Underlying       Value of Unexercised
                           Shares                        Unexercised Options             in-the-Money Options
                         Acquired On     Value          at Fiscal Year-End(#)            at Fiscal Year-End($)
           Name          Exercise(#)  Realized($)   Exercisable     Unexercisable    Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------
Perry T. Massie, CEO         -             -           85,000                -               -               -

Thomas H. Massie             -             -           85,000                -               -               -

Richard K. Dickson II        -             -           25,000                -               -               -


     The exercise price of the options listed above for Messrs. Perry T. Massie and Thomas H. Massie are $2.25 per share for 50,000 shares and $2.50 per share for 35,000 shares. The exercise price of the options listed above for Mr. Dickson is $2.25. The Closing Price of Global's Common Stock at 1997 fiscal year-end was $2.25 per share.


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

         In September 1995, the Company authorized another stock option plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan was approved by the shareholders of the Company at the Company's 1996 Annual Meeting held on July 16, 1996. The 1995 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Common Stock in order to enhance the Company's ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers. The Company may grant incentive stock options and nonqualified stock options under the 1995 Stock Option Plan. There are options to purchase 18,000 shares of Common Stock outstanding under the 1995 Stock Option Plan. The options which are exercisable at a price of $3.25 per share were granted to a former employee and a service provider. As of the date of this report, options to purchase 482,000 shares of Common Stock may be granted under the 1995 Stock Option Plan.


DIRECTOR'S FEES

         The directors of the Company are also executive officers of the Company. For 1997, directors were not compensated separately or reimbursed for expenses incurred in attending meetings of the Board of Directors.


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


EMPLOYMENT CONTRACTS

         The Company does not have any employment contracts.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

       NAME AND ADDRESS OF BENEFICIAL                  SHARES BENEFICIALLY
         OWNER OR IDENTITY OF GROUP                          OWNED(1)
--------------------------------------------       --------------------------
                                                    NUMBER            PERCENT
                                                   ---------          -------
Wilma M. Massie (3).........................       1,401,926             31%

Perry T. Massie (4)(5)......................       1,245,196             28%

Thomas H. Massie (6)(7).....................       1,262,700             28%

Richard K. Dickson II (8)...................         301,550              7%

USA Networks (9)............................         250,000              6%

David M. Ashwood (10).......................         114,070              3%

Andrew J. Dale (11).........................          25,000              1%

Jacob J. Hartwick (12)......................          30,904              1%

All directors and Named
Executive Officers as a
group (5 persons) (13)......................       2,865,350             62%

-------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of November 10, 1998, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.
(2) The address of each shareholder, except USA Networks, is c/o Global Outdoors, Inc., 43445 Business Park Dr., Suite 113, Temecula, California 92590. USA Networks address is 1230 Avenue of the Americas, New York, New York 10020.
(3) Includes 95,000 shares subject to options from the Company exercisable within 60 days of November 10, 1998.
(4) Includes 85,000 shares subject to options from the Company and 160,000 shares subject to options from Wilma M. Massie exercisable within 60 days of November 10, 1998.
(5) 8,500 of the shares shown are owned jointly by Perry T. Massie and his wife, Sandy Massie, who share voting and investment power with respect to such shares.
(6) Includes 85,000 shares subject to options from the Company and 160,000 shares subject to options from Wilma M. Massie exercisable within 60 days of November 10, 1998.
(7) 8,500 of the shares shown are owned jointly by Thomas H. Massie and his wife, Cindy Massie, who share voting and investment power with respect to such shares.
(8) Includes 25,000 shares subject to options from the Company and 200,000 shares subject to options from Wilma M. Massie exercisable within 60 days of November 10, 1998.
(9) In 1997, USA Networks was issued 250,000 shares of Common Stock in lieu of a deposit under the terms of a satellite equipment lease. Under the terms of the lease, the Company is to receive the stock back if it does not default under the lease. This lease ended in October 1998, and the 250,000 shares were returned to the Company in November 1998.
(10) Includes 20,000 shares subject to options from the Company and 80,000 shares subject to options from Wilma M. Massie exercisable within 60 days of November 10, 1998.
(11) Includes 20,000 shares subject to options from the Company exercisable within 60 days of November 10, 1998.

(12) Includes 20,000 shares subject to options from the Company exercisable within 60 days of November 10, 1998.
(13) Includes directors' and executive officers' shares listed above, including 235,000 shares subject to options from the Company and 600,000 shares subject to options from Wilma M. Massie exercisable within 60 days of November 10, 1998.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is leasing its administrative facilities from Wilma M. Massie, a shareholder of the Company and the mother of Perry T. Massie and Thomas H. Massie, under a lease agreement (the "Lease") currently requiring monthly rent payments of $4,250. Rent expense totaled $85,271 and $67,617 for the years ended December 31, 1997 and 1996, respectively. The total rent commitment at December 31, 1997 is three years. In 1997 and 1996, the rent expense for the Company included rent for The Outdoor Channel. Commencing January 1998, The Outdoor Channel was responsible for its own rent and entered into a separate lease agreement ("Channel Lease") with Wilma M. Massie to lease facilities for The Outdoor Channel. The Channel Lease currently requires monthly rent payments of $4,000 with the total commitment being four years.

         The rent expense from the Company is applied as a reduction of a note receivable from Wilma M. Massie, the balance outstanding on which was $194,786 and $280,057, December 31, 1997 and 1996, respectively. The note bears interest at 6%.

         As of December 31, 1997, the Company owed Wilma M. Massie $50,378, secured by a motor home purchased in October 1996. The Company is paying this obligation at the rate of $520 per month including interest at 9%.

         In January 1998, the Company entered a ten year contract with the Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Company has the option to renew this contract for two five year periods. For the first five years of the contract, the Company is paying $7,400 per week under the contract. The Company believes that the contract is initially beneficial to The Outdoor Channel but that in the future will constitute a significant asset to the Company.

         On February 10, 1995, the Company acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock (the "Acquisition"). The acquisition agreement provided for the issuance of up to an additional 1,500,000 shares of Common Stock ("Earn Out Shares") to the former shareholders of GPAA if GPAA achieved certain earnings or valuation milestones. The former shareholders of GPAA, Perry T. Massie, Thomas H. Massie, and Wilma M. Massie, are shareholders of the Company and Messrs. Perry and Thomas Massie are officers of the Company. For purposes of the Acquisition, the value of the Global Common Stock was deemed to be $3.50 per share with the initial total acquisition cost being $8,750,000. For accounting purposes, the assets of GPAA are recorded at their historical cost basis in a manner similar to a pooling of interest. To date, no Earn Out Shares have been issued.

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
                     $16,000,000                      an additional 500,000
                     $21,000,000                      an additional 500,000

         The Company intends to have GPAA appraised before the end of 1998. Due to the significant value that has been added to GPAA by its ownership interest in The Outdoor Channel, the Company believes it will be delivering Earn Out Shares to the former GPAA shareholders. The potential number of shares to be delivered to such persons is 1,500,000 shares. After 1998, Earn Out Shares which are not delivered to the former shareholders of GPAA are to be considered void. While unissued or held in escrow, the former shareholders of GPAA will not be able to vote such shares and will not be entitled to receive any dividends thereon.

         The Company has an agreement with Richard K. Dickson II, a director and officer of the Company, to provide legal services for a monthly amount of $5,000 in cash and an additional $5,000 to be paid in cash or Common Stock as is agreed upon by the Company and Mr. Dickson. In the event it is agreed that Mr. Dickson should accept stock, the agreement calls for Mr. Dickson to receive shares of the Company's Common Stock at the market value of the stock at the time the services were rendered. For 1996, Mr. Dickson was paid $70,000 and was entitled to receive $50,000 worth of Common Stock or cash pursuant to this agreement. For 1997, Mr. Dickson was paid $60,000 and was entitled to receive $60,000 worth of Common Stock or cash pursuant to this agreement. Total deferred compensation due Mr. Dickson at the end of 1997 was $200,000.

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

         In November 1996, Wilma M. Massie, a principal shareholder of the Company, obtained a letter of credit for $80,000 that was utilized as security for performance under the Agreement with Pan Am Sat for its Galaxy 10 satellite transponder. The Outdoor Channel has agreed to reimburse Mrs Massie for expenses in maintaining that letter of credit. From January 1997 through August 1997, Mrs. Massie loaned the Company $324,000 on notes bearing interest at 10%. From January 1997 through August 1997, Perry T. Massie loaned the Company $136,000 on notes bearing interest at 10%. In September 1997, Wilma M. Massie invested $40,000 in the Company's public offering and Perry T. Massie invested $24,000 in the Company's public offering. They paid the same price as other purchasers which was $8.00 per Unit, each Unit consisting of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock.

         In December 1997, intercompany advances outstanding of $4,121,375 were contributed by the Company to The Outdoor Channel, Inc. in exchange for 4,500,000 shares of The Outdoor Channel, Inc.'s previously unissued Common Stock.

         Perry Massie, Thomas Massie and Richard K. Dickson II are officers and directors of the Company and The Outdoor Channel, Inc. Jacob J. Hartwick is an officer of the Company and an officer of The Outdoor Channel, Inc. Wilma M. Massie is a principal shareholder of the Company and a director of The Outdoor Channel, Inc. In December 1997, Messrs. P. Massie, T. Massie, Dickson, Hartwick and Mrs. Massie were granted options to purchase 200,000 shares, each, of Common Stock in The Outdoor Channel, Inc. The options are exercisable a $1.50 per share and expire on December 31, 2003. At the time of the grants, The Outdoor Channel was selling Common Stock in its private placement at $1.00 per share.

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

16.2 Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed March 10, 1998).

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

(b) The company filed the following reports on Form 8-K during the quarter ended December 31, 1997, as follows: None

                                   SIGNATURES

         In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) GLOBAL OUTDOORS, INC.


By: (Signature and Title) /s/Perry T. Massie
                          -------------------------------------------
                          Perry T. Massie, President

Dated: December 16, 1998
       -----------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



By: (Signature and Title) /s/Perry T. Massie
                          -------------------------------------------
                          Perry T. Massie, President, CEO, and Director

Dated: December 16, 1998
       -----------------


By: (Signature and Title) /s/Thomas H. Massie
                          -------------------------------------------
                          Thomas H. Massie, Executive VP, Secretary and Director

Dated: December 16, 1998
       -----------------


By: (Signature and Title) /s/Richard K. Dickson II
                          -------------------------------------------
                          Richard K. Dickson II, Senior VP, General Counsel and
                                                 Director

Dated: December 16, 1998
       -----------------


By: (Signature and Title) /s/Richard D. Vermeer
                          -------------------------------------------
                          Richard D. Vermeer, Chief Financial Officer

Dated: December 16, 1998
       -----------------

                                   EXHIBIT 27

                             FINANCIAL DATA SCHEDULE