Form 10KSB/A
period 1997-12-31
GLOBAL OUTDOORS INC
filed 1999-03-03
CIK 760326

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

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from _________________ to ________________________

Commission file number :  0-17287
                          --------

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

          43445 BUSINESS PARK DR. SUITE 113, TEMECULA, CALIFORNIA 92590
--------------------------------------------------------------------------------
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

                                  COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of Class)

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                                Number of Shares Outstanding
            Class                                    at December 7, 1998
----------------------------------        --------------------------------------
         Common Stock                                      4,253,749


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

        None.

        Transitional Small Business Disclosure Format (check one):

        Yes [ ]   No [X]

ITEM.7  FINANCIAL STATEMENTS

        Following are consolidated financial statements of the registrant for the years ended December 31, 1997 and 1996. The consolidated financial statements for the year ended December 31, 1997 have been restated effective January 18, 1999.

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

                                      WITH

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



Board of Directors of
Global Outdoors, Inc.


We have audited the accompanying consolidated balance sheet of Global Outdoors, Inc. and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended, as restated, (see Note 12). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



                                                          /s/ Corbin & Wertz
                                                          CORBIN & WERTZ
Irvine, California
April 14, 1998, except as to
  Note 9, which is as of July 14, 1998,
  Note 11, which is as of October 30, 1998 and
  Note 12 , which is as of January 18, 1999

                               ARTHUR ANDERSEN LLP



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


                                                   /s/ Arthur Andersen LLP
                                                   ARTHUR ANDERSEN LLP
Orange County, California
April 15, 1997


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                                                RESTATED


                                                                  1997                  1996
                                                                  ----                  ----
ASSETS

Current assets:
   Cash                                                    $     373,368       $      82,027
   Current portion of stockholder receivable                      34,200              56,400
   Advertising receivables, net of allowance for
    doubtful accounts of $48,958 and $39,242
    in 1997 and 1996, respectively                               159,069              82,334
   Income taxes receivable                                       310,215             230,000
   Inventories                                                   105,735             159,361
   Prepaid expenses                                               19,109             174,372
                                                            ------------        ------------
        Total current assets                                   1,001,696             784,494

Membership Recreational Mining Properties, net                 1,020,239             995,010

Alaska Recreational Mining Properties, net                     1,466,095           1,465,609

Outdoor Channel Equipment, net                                   317,534             386,584

Other equipment and leasehold improvements, net                  162,313             232,703

Stockholder receivable                                           160,586             223,657

Trademark, net of accumulated amortization of
 $6,579 and $4,720 in 1997 and 1996, respectively                 95,770              85,601

Deposits and other assets                                         34,000              52,240
                                                            ------------        ------------

                                                           $   4,258,233       $   4,225,898
                                                            ============        ============



Continued


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                               RESTATED


                                                                  1997                  1996
                                                                  ----                  ----
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                   $     934,581       $     420,198
   Line of credit                                                      -             715,322
   Customer deposits                                              30,231               9,500
   Deferred compensation                                         200,000                   -
   Current maturities of long-term debt                        1,051,682             303,593
   Current maturities of capital leases                           79,619              47,172
   Current maturities of stockholder loans                       463,041                   -
                                                            ------------        ------------
        Total current liabilities                              2,759,154           1,495,785

Deferred revenue                                               2,215,114           2,084,782
Deferred rent                                                    283,262                   -
Long-term debt, less current portion                             361,234             637,717
Capital leases, less current portion                             141,458             192,664
Stockholder loans, less current portion                           47,337                   -
                                                            ------------        ------------
        Total liabilities                                      5,807,559           4,410,948
                                                            ------------        ------------

Minority interest in subsidiary                                   16,340                   -

Stockholders' deficit:
   Convertible preferred stock, nonvoting, 10%
     noncumulative, no liquidation preference, $.001
     par value; 10,000,000 shares authorized; 60,675
     shares (1997) and 60,775 shares (1996) issued
     and outstanding                                                  61                  61
   Common stock, $.02 par value; 50,000,000 shares
     authorized; 4,394,492 shares (1997) and 4,122,394
     shares (1996) issued and outstanding                         87,890              82,448
   Common stock subscribed, 104,069 shares subscribed              2,081                   -
   Common stock subscriptions receivable                        (221,250)           (221,250)
   Additional paid-in capital                                  3,936,381           2,941,163
   Treasury stock                                               (625,000)                  -
   Preferred stock dividend payable in common stock                    -              12,640
   Retained deficit                                           (4,745,829)         (3,000,112)
                                                            ------------        ------------
        Total stockholders' deficit                           (1,565,666)           (185,050)
                                                            ------------        ------------

                                                           $   4,258,233       $   4,225,898
                                                            ============        ============


           See accompanying notes to consolidated financial statements


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                               RESTATED


                                                                  1997                  1996
                                                                  ----                  ----
Revenues:
   Alaska trip                                             $   1,027,354       $     828,901
   Merchandise sales                                             767,308             488,973
   Membership sales                                            2,569,018           2,910,447
   Advertising                                                 1,563,985             960,462
   Interest                                                       18,092              23,789
   Other income                                                                 -     45,436
                                                            ------------        ------------

        Total revenues                                         5,945,757           5,258,008

Expenses:
   Alaska trip expenses                                          655,834             553,596
   Cost of merchandise sold                                      618,992             321,843
   Satellite transmission fees                                 2,120,369           1,441,619
   Advertising and programming                                   219,839             945,357
   Selling, general and administrative                         4,234,040           4,851,648
   Interest                                                      250,964             138,303
   Loss on disposal of equipment                                  20,055                   -
                                                            ------------        ------------

        Total expenses                                         8,120,093           8,252,366
                                                            ------------        ------------

Operating loss before gain on sale
  of subsidiary stock                                         (2,174,336)         (2,994,358)

Gain on sale of subsidiary stock                                 363,660                   -
                                                            ------------        ------------

Loss before income taxes                                      (1,810,676)         (2,994,358)

Income tax benefit                                                80,215             217,658
                                                            ------------        ------------

Net loss                                                   $  (1,730,461)      $  (2,776,700)
                                                            ============        ============

Loss per share                                             $       (0.40)      $       (0.68)
                                                            ============        ============

Weighted average number of common shares
 outstanding                                                   4,356,371           4,103,141
                                                            ============        ============


           See accompanying notes to consolidated financial statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (RESTATED)




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

            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (RESTATED)


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

            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (RESTATED)


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
                               =============   ==============   =============    =============    =============    =============


Continued



                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED

            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (RESTATED)



                                 COMMON                                       PREFERRED
                                  STOCK        ADDITIONAL                       STOCK
                               SUBSCRIPTION     PAID-IN        TREASURY        DIVIDEND     ACCUMULATED
                                RECEIVABLE      CAPITAL         STOCK          PAYABLE        DEFICIT         TOTAL
                               ------------   ------------   ------------   ------------   ------------   ------------

Preferred stock converted                -             (2)             -              -              -              -
 to common

Common stock issued as                   -         27,648              -        (12,640)       (15,256)             -
 dividend on preferred stock

Common stock issued as                   -        620,000       (625,000)             -              -              -
 pledged collateral

Common stock issued for                  -         35,608              -              -              -         35,800
 services rendered

Issuance of common stock                 -        311,964              -              -              -        314,045
 for offering

Net loss                                 -              -              -              -     (1,730,461)    (1,730,461)
                               ------------   ------------   ------------   ------------   ------------   -----------
                               $  (221,250)   $ 3,936,381    $  (625,000)   $         -    $(4,745,829)   $(1,565,666)
Balance, December 31, 1997     ============   ============   ============   ============   ============   ============


           See accompanying notes to consolidated financial statements


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                               RESTATED


                                                                  1997                  1996
                                                                  ----                  ----
Cash flows from operating activities:
   Net loss                                                $  (1,730,461)      $  (2,776,700)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                              222,537             263,144
      Provision for doubtful accounts                              9,716              24,138
      Common stock issued for services                            35,800              90,831
      Application for rent obligation toward reduction
       of stockholder note receivable                             85,271              67,617
      Deferred income taxes                                      (81,015)                  -
      Gain on sale of subsidiary stock                          (363,660)                  -
      Loss on disposal of equipment                               20,055                   -
      Changes in operating assets and liabilities:
         Inventories                                              53,626              32,907
         Prepaid expenses                                        155,263             385,687
         Income taxes receivable                                     800            (154,719)
         Advertising receivables                                 (86,451)             29,465
         Deposits and other assets                                18,240             289,961
         Accounts payable and accrued expenses                   514,383             260,396
         Deferred revenue                                        130,332             528,174
         Deferred rent                                           283,262                   -
         Deferred compensation                                   200,000                   -
         Customer deposits                                        20,731              (7,479)
                                                            ------------        ------------

   Net cash used in operating activities                        (511,571)           (966,578)
                                                            ------------        ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                    (92,611)           (919,311)
   Expenditures for trademarks                                   (12,025)            (44,353)
                                                            ------------        ------------
   Net cash used in investing activities                        (104,636)           (963,664)
                                                            ------------        ------------





Continued


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                RESTATED


                                                                  1997                  1996
                                                                  ----                  ----
Cash flows from financing activities:
   Net proceeds from offering                                    314,045                   -
   Proceeds from private placement                                     -              76,064
   (Payments) proceeds from long-term debt, net                 (256,014)          1,496,481
   Net proceeds from stockholder's loans                         522,676                   -
   Principal payments on capital leases                          (53,159)                  -
   Retirement of treasury stock                                        -             (18,715)
   Purchase of partial shares                                          -                  (9)
   Sale of subsidiary stock to minority interests                380,000                   -
                                                            ------------        ------------

   Net cash provided by financing activities                     907,548           1,553,821
                                                            ------------        ------------

Net change in cash                                               291,341            (376,421)

Cash at beginning of year                                         82,027             458,448
                                                            ------------        ------------

Cash at end of year                                        $     373,368       $      82,027
                                                            ============        ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Income taxes                                         $           -       $           -
                                                            ============        ============
      Interest                                             $     209,686       $     132,677
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


                 See accompanying notes to consolidated financial statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

Basis of Presentation
---------------------

During 1997, the Company experienced significant operating losses, principally due to The Outdoor Channel, Inc. As a result of losses in 1997 and prior years, at December 31, 1997, the Company has negative working capital and a deficit stockholders' equity. In November 1997, the Company commenced a plan to make The Outdoor Channel, Inc. self supporting. In furtherance of that plan, The Outdoor Channel, Inc. has been conducting a private placement of common stock and has raised $1,005,000 through May 31, 1998. The Outdoor Channel, Inc. cannot predict

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES. CONTINUED
--------------------------------------------------------------------------------

how much additional money it will raise in its private placement. The Outdoor Channel, Inc. is also currently negotiating carriage agreements with third parties that could result in a significant increase in the subscriber base for The Outdoor Channel, Inc., which could result in an increase in advertising revenue for the Company. Management is unable to predict the outcome of those negotiations or determine when and if the Company's revenues will increase therefrom.

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Global Outdoors, Inc., LDMA-AU, Inc., GPAA and The Outdoor Channel, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. During 1997, 380,000 shares of The Outdoor Channel, Inc.'s common stock were issued to outside parties for $380,000, decreasing the Company's ownership interest in The Outdoor Channel to 95.7% (see Notes 11 and 12).

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES. CONTINUED
--------------------------------------------------------------------------------

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES. CONTINUED
--------------------------------------------------------------------------------

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

Impairment of Long-Lived Assets
-------------------------------

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". The Company adopted SFAS 121 in 1996, as required. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of the Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is

                            GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES. CONTINUED
--------------------------------------------------------------------------------

charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of long-lived assets.

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

During 1997, the Company adopted the policy of recognizing non-operating gains or losses from direct sales of its subsidiaries' stock to third parties where the Company's ownership percentage in the subsidiaries was reduced by the issuance of such stock and the sale amount per share is different than the Company's carrying amount per share (see Note 12).

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES. CONTINUED
--------------------------------------------------------------------------------

Stock-Based Compensation
------------------------

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. In 1996, the Company adopted the provisions of SFAS 123 which relate to non-employee based compensation and, has elected to account for its stock-based compensation to employees under APB 25.

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES. CONTINUED
--------------------------------------------------------------------------------

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES. CONTINUED
--------------------------------------------------------------------------------

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES. CONTINUED
--------------------------------------------------------------------------------

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------------------------------------------------

The components of property, plant and equipment at December 31 are as follows:


                                                                1997                1996
                                                           --------------      --------------
Membership recreational mining properties:
   Land                                                    $     926,378       $     926,378
   Buildings and improvements                                    137,908             102,874
                                                            -------------       -------------
                                                               1,064,286           1,029,252
   Less accumulated depreciation and amortization                (44,047)            (34,242)
                                                            -------------       -------------

                                                           $   1,020,239       $     995,010
                                                            =============      ==============

Alaska recreational mining properties:
   Land                                                    $   1,129,773       $   1,129,773
   Buildings and improvements                                    461,481             444,549
   Vehicles and equipment                                        950,591             894,103
                                                            -------------       -------------
                                                               2,541,845           2,468,425
   Less accumulated depreciation and amortization             (1,075,750)         (1,002,816)
                                                            -------------       -------------

                                                           $   1,466,095       $   1,465,609
                                                            =============       =============

Outdoor Channel equipment:
   Equipment                                               $     448,218       $     433,211
   Furniture and fixtures                                         67,551              64,001
   Leasehold improvements                                         25,626              25,626
                                                            -------------       -------------
                                                                 541,395             522,838
   Less accumulated depreciation and amortization               (223,861)           (136,254)
                                                            -------------       -------------

                                                           $     317,534       $     386,584
                                                            =============       =============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996






NOTE 2 - PROPERTY, PLANT AND EQUIPMENT, CONTINUED


                                                                1997                1996
                                                           --------------      --------------
Other equipment and leasehold improvements:
   Furniture and fixtures                                  $      11,625       $      11,625
   Equipment                                                     205,353             287,842
   Vehicles                                                      150,283             150,283
   Leasehold improvements                                          6,578               6,578
                                                            -------------       -------------
                                                                 373,839             456,328
   Less accumulated depreciation and amortization               (211,526)           (223,625)
                                                            -------------       -------------

                                                           $     162,313       $     232,703
                                                            =============       =============

NOTE 3 - DEFERRED REVENUE
-------------------------

As of December 31, 1997, scheduled payments and amounts to be recognized as income assuming collectibility in future years from existing LDMA-AU and GPAA sales contracts are:


                                        Scheduled          Revenue To Be
                                         Payments           Recognized
                                     ---------------     ---------------

               1998                  $     1,929,296     $    1,507,653
               1999                        1,615,385          1,447,728
               2000                        1,530,475          1,416,094
               2001                        1,298,824          1,368,124
               2002                        1,040,671          1,298,410
               Thereafter                    580,461          3,172,217
                                      --------------      -------------

                                     $     7,995,112     $   10,210,226
                                      ==============      =============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996





NOTE 4 - DEBT
-------------

Long-term debt at December 31 consists of the following:


                                                                  1997                  1996
                                                             ---------------       ---------------
Notes payable to individuals, secured by deed of
 trust, payable in monthly installments of $805
 including interest at 8.5%, balance due December
 2000.                                                       $      95,605         $      97,237

Note payable to an individual, secured by first deed
 of trust on land, payable in monthly installments of
 $746 including interest at 9.5%, balance due August
 1999.                                                              59,923                63,020

Note payable to an individual, secured by first deed
 of trust on land, payable in monthly installments of
 $900 including interest at 8%, balance due April 2000.             85,817                89,917

Note payable to individuals, secured by first deed of
 trust on land, payable in four annual installations of
 $50,000 beginning in 1997, with interest at 7.5%.                 150,000               200,000

Note payable to the major stockholder, secured by a
 motor home, payable at $520 per month including
 interest at 9%.                                                    50,378                51,070

Note payable to two major stockholders, due on
 demand, maturing April 1999, with interest at 10%.                460,000                     -

Note payable to finance companies, secured by
 vehicles, payable in monthly installments including
 interest ranging from 7.75% to 9.75%.                              19,888                27,566



                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                  1997                  1996
                                                             ---------------       ---------------
Installment note payable to a bank, secured by
 substantially all of the Company's assets, guaranteed
 by three major stockholders, payable in monthly
 installments of $12,500 plus  interest at 9.75%.                  262,500               412,500

Installment note payable to a bank, secured by
 substantially all of the Company's assets, guaranteed
 by three major stockholders, payable in monthly
 installments of $4,149 plus interest at index plus
 4.5% (13% at December 31, 1997).                                   91,183                     -

Note payable to a bank, secured by substantially all
 of the Company's assets, guaranteed by three major
 stockholders, with interest due monthly at a rate of
 prime plus 3.125% (11.625% at December 31, 1997),
 due July 10, 1998. The Company is negotiating with
 the bank to extend this maturity date.                            648,000                     -
                                                              -------------         -------------
                                                                 1,923,294               941,310

Less current maturities                                         (1,514,723)             (303,593)
                                                              -------------         -------------

                                                             $     408,571         $     637,717
                                                              =============         =============

The aggregate maturities of long-term debt as of December 31, 1997 are as follows:


             Years Ending
             December 31,

                 1998                            $   1,514,723
                 1999                                  213,633
                 2000                                   60,568
                 2001                                    6,923
                 2002                                    5,260
                 Thereafter                            122,187
                                                  ------------

                                                 $   1,923,294
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 5 - CAPITAL LEASES
-----------------------

The Company leases various equipment which are accounted for as capital leases. A schedule of future minimum lease payments together with the present value of minimum lease payments as of December 31, 1997 is as follows:

                  1998                            $     106,820
                  1999                                   87,881
                  2000                                   42,785
                  2001                                   19,765
                                                  --------------
                                                        257,251
           Less amount representing interest
             ranging from 7% to 21.69%                  (36,174)
                                                  --------------

           Present value of minimum lease payments      221,077

           Less current portion                         (79,619)

                                                  $     141,458
                                                  ==============

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996





NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------


                                                 1997                1996
                                                 ----                ----

        Net loss:
           As reported                      $  (1,730,461)      $  (2,776,700)
                                             =============       =============
           Pro forma                        $  (1,792,780)      $  (2,796,532)
                                             =============       =============

        Loss per share:
           As reported                      $       (0.40)      $       (0.68)
                                             =============       =============
           Pro forma                        $       (0.41)      $       (0.68)
                                             =============       =============

A summary of the status of the Company's three stock option plans at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:


                                                               Shares             Price
                                                             -----------      ---------------
Outstanding at January 1, 1996                                  510,000        $2.25-3.50
   Granted                                                       13,000         3.25-4.00
   Exercised                                                          -           -
   Expired/forfeited                                            (20,000)        3.25
                                                              ----------

Outstanding at December 31, 1996                                503,000         2.25-4.00
   Granted                                                            -
   Exercised                                                          -
   Expired/forfeited                                           (125,000)        3.50

Outstanding at December 31, 1997                                378,000         2.25-4.00
                                                            ============

Exercisable at December 31, 1997                                378,000
                                                            ============

Weighted average fair value of options granted             $       2.42
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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996





NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY
TRANSACTIONS
--------------------------------------------------------------------------------

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996





NOTE 8 - INCOME TAXES
---------------------

The components of the benefit for income taxes for the years ended December 31, 1997 and 1996 are summarized as follows:


                                                 1997                1996
                                            ---------------     ---------------

        Current:
           Federal                          $          -        $    (847,159)
           State                                     800             (149,499)
                                             ------------        -------------
                                                     800             (996,658)
                                             ------------        -------------

        Deferred:
           Federal                                     -              662,000
           State                                       -              117,000
                                             ------------        -------------
                                                       -              779,000
                                             ------------        -------------

        Change in estimate                       (81,015)                   -
                                             -------------       -------------

                                            $    (80,215)       $    (217,658)
                                             ============        =============

The following table reconciles the federal statutory income tax rate to the effective tax rate of the benefit for income taxes:


                                                                  1997               1996
                                                             ---------------     ------------
        Federal statutory income tax rate                       (34.0) %             (34.0)%
        State income taxes, net of federal benefit                  -                 (5.6)
        Effect of net operating loss carryforward
         not utilized                                            34.5                 14.6
        Valuation of temporary differences                          -                 15.3
        Change in estimate                                       (4.9)                   -
        Other                                                      -                   2.4
                                                            -----------          -----------

        Effective tax rate                                       (4.4)%               (7.3)%
                                                            ===========          ===========


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 8 - INCOME TAXES, CONTINUED
--------------------------------


                                                1997               1996
                                           -------------       -------------

        Bad debts                         $      20,000       $      17,000
        Depreciation                             80,000              95,000
        Accruals                                199,000              57,000
        Deferred revenue                        889,000             743,000
        Net operating loss                      712,000             371,000
                                           -------------       -------------
                                              1,900,000           1,283,000

        Valuation allowance                  (1,900,000)         (1,283,000)
                                           -------------       -------------

                                          $           -       $           -
                                           =============       =============

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


      Years Ending
      December 31,

                      1998                                 $   1,921,651
                      1999                                       411,783
                      2000                                       447,081
                      2001                                       420,000
                      2002                                       420,000
                      Thereafter                                 700,000
                                                            ------------

                                                           $   4,320,515
                                                            ============

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996





NOTE 10 - SEGMENT INFORMATION
-----------------------------

Reportable business segments for the years ended December 31, 1997 and 1996 are as follows:


                                                                                             Additions to
                                                                                              Property,
                                         Income                         Depreciation        Equipment and
                                      (Loss) Before                          And              Leasehold
                       Revenues          Income          Assets         Amortization         Improvements
                                         Taxes
                      -----------     ------------     -----------     --------------     ------------------
1997

Alaska trip           $1,027,354      $    99,322     $ 1,628,407       $     72,934         $     73,420
The Outdoor Channel    1,618,870       (2,262,381)        820,518             94,187               18,558
Membership sales
  of recreational
  prospecting and
  mineral rights and
  merchandise sales    3,299,533        1,222,758       1,020,239              9,805               35,033
Other                          -         (870,375)        863,271             45,611                    -
                      -----------     ------------    ------------     --------------       --------------

                      $5,945,757      $(1,810,676)    $ 4,332,435      $     222,537        $     127,011
                      ===========     ============    ============     ==============       ==============


                                                                                             Additions to
                                                                                              Property,
                                         Income                         Depreciation        Equipment and
                                      (Loss) Before                          And              Leasehold
                       Revenues          Income          Assets         Amortization         Improvements
                                         Taxes
                      -----------     ------------     -----------     --------------     ------------------
1996

Alaska trip           $  828,901       $  158,678      $1,465,608      $      69,700        $     54,365
The Outdoor Channel      743,143       (1,983,518)        679,519            100,197             321,616
Membership sales
  of recreational
  prospecting and
  mineral rights and
  merchandise sales    3,399,420          150,841       1,047,250             36,667             357,930
Other                    286,544       (1,320,359)      1,033,521             56,580             185,400
                      -----------     ------------     -----------     --------------        ------------

                      $5,258,008      $(2,994,358)     $4,225,898      $     263,144        $    919,311
                      ===========     ============     ===========      =============        ============

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996






NOTE 12 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------

The Company's 1997 consolidated financial statements have been restated to reflect an increase in net loss due to the minority interest in net losses of consolidated subsidiaries, in the amount of $16,340, being restated on the balance sheet as an increase to minority interest in subsidiary and not as a gain on the consolidated statement of operations. As previously reported, net loss for 1997 was $(1,714,121). As restated, net loss for 1997 is $(1,730,461).
As previously reported, net loss per share was $(0.39). As restated, net loss per share is $(0.40). Also, the gain on sale of subsidiary stock in the amount of $363,660 was previously reported in revenues on the consolidated statements of operations. As restated, gain on the sale of subsidiary stock is now reported after loss from operations. As previously reported, revenues for 1997 were $6,309,417. As restated, revenues for 1997 are $5,945,757.

                                   SIGNATURES

        In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) GLOBAL OUTDOORS, INC.
            -----------------------


By: (Signature and Title)        /s/Perry T. Massie
                         ----------------------------------------------
                             Perry T. Massie, President
Dated: February 26, 1999
       -----------------