Form 10QSB
period 1998-03-31
GLOBAL OUTDOORS INC
filed 1999-03-08
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 1998
                                       --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  _________ to __________

        Commission file number :  0-17287
                                 --------

                              GLOBAL OUTDOORS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Alaska                                              33-0074499
-------------------------                         ----------------------------
(State or other Juris-                            (IRS Employer Identification
 diction of incorporation                                 Number)
 or organization)

                      43445 BUSINESS PARK DRIVE, SUITE 113
                           TEMECULA, CALIFORNIA 92590
              -----------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (909) 699-4749
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         _______________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
          Class                                         at February 26, 1999
          -----                                     ----------------------------
 Common Stock, $.02 par value                                5,253,749

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1


________________________________________________________________________________


                      FOR THE QUARTER ENDED MARCH 31, 1998

________________________________________________________________________________



                              GLOBAL OUTDOORS, INC.



                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                     March 31          December 31
                                                                       1998               1997
                                                                  --------------     --------------
                                                                    (unaudited)
CURRENT ASSETS
  Cash                                                            $     436,541      $     373,368
  Current portion of stockholder receivable                              51,000             34,200
  Stockholders' interest receivable                                       2,212                  -
  Advertising receivables, net of allowance for
    doubtful accounts of 48,958                                         104,697            159,069
  Income tax refund receivable                                          299,752            310,215
  Inventories                                                           102,563            105,735
  Prepaid expenses                                                      195,069             19,109
                                                                  --------------     --------------

                 Total current assets                                 1,191,834          1,001,696


MEMBERSHIP RECREATIONAL MINING
PROPERTIES, NET                                                       1,017,005          1,020,239

ALASKA RECREATIONAL
  MINING PROPERTIES, NET                                              1,445,210          1,466,095

OUTDOOR CHANNEL EQUIPMENT, NET                                          295,271            317,534

OTHER EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET                                                     196,944            162,313

STOCKHOLDER RECEIVABLE                                                  131,036            160,586

TRADEMARKS, net of accumulated amortization of
  $12,944 and $6,579 at March 31, 1998 and December
  1997, respectively                                                     96,654             95,770

DEPOSITS AND OTHER ASSETS                                                55,095             34,000
                                                                  --------------     --------------

TOTAL ASSETS                                                      $   4,429,049      $   4,258,233
                                                                  ==============     ==============









              The accompanying notes are an integral part of these
                       consolidated financial statements


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                     March 31          December 31
                                                                       1998               1997
                                                                  --------------     --------------
                                                                    (unaudited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $     619,558      $     934,581
   Customer deposits                                                    316,482             30,231
   Deferred compensation                                                215,000            200,000
   Current maturities of long-term debt                               1,051,682          1,051,682
   Current maturities of capital leases                                  86,283             79,619
   Current maturities of stockholders' loans                            463,041            463,041
                                                                  --------------     --------------

                 Total current liabilities                            2,752,046          2,759,154

DEFERRED REVENUE                                                      2,285,828          2,215,114

DEFERRED RENT                                                           290,083            283,262

LONG-TERM DEBT, Less current portion                                    331,598            361,234

CAPITAL LEASES, Less current portion                                    134,670            141,458

STOCKHOLDERS' LOANS, Less current portion                                47,337             47,337
                                                                  --------------     --------------

                 Total liabilities                                    5,841,562          5,807,559
                                                                  --------------     --------------

MINORITY INTEREST IN SUBSIDIARY                                          35,165                  -

STOCKHOLDERS' DEFICIT

   Convertible preferred stock, non voting, 10%
   noncumulative, no liquidation preference,
   $.001 par value; 10,000,000 shares authorized;
   shares issued and outstanding: 60,675 at March
   31, 1998; 60,675 at December 31, 1997.                                    61                 61

   Common stock, $.02 par value; 50,000,000
   shares authorized; shares issued and outstanding:
   4,498,749 at March 31, 1998; 4,498,561 at
   December 31, 1997.                                                    89,975             89,971

   Common stock subscriptions receivable                               (221,250)          (221,250)

   Additional paid-in capital                                         4,317,332          3,952,721

   Treasury stock                                                      (625,000)          (625,000)

   Accumulated deficit                                               (5,008,796)        (4,745,829)
                                                                  --------------     --------------

                 Total stockholders' deficit                         (1,447,678)        (1,549,326)
                                                                  --------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                                           $   4,429,049      $   4,258,233
                                                                  ==============     ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements



                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended March 31           December 31
                                                             ----------------------------------    ------------------
                                                                         (unaudited)

REVENUES:                                                          1998              1997                1997
                                                             ---------------    ---------------    ---------------
  Alaska Trip                                                $            -     $            -     $    1,027,354
  Advertising                                                       425,111            294,670          1,563,985
  Membership Sales                                                  650,328            747,819          2,569,018
  Merchandise Sales                                                  17,455            251,052            767,308
  Interest                                                           27,802              4,663             18,092
  Other Income                                                       27,912             12,379                  -
                                                             ---------------    ---------------    ---------------

                  TOTAL REVENUES                                  1,148,608          1,310,583          5,945,757
                                                             ---------------    ---------------    ---------------

EXPENSES:
  Alaska Trip Expenses                                                    -                  -            655,834
  Cost of Merchandise Sold                                            7,321            167,451            618,992
  Satellite Transmission Fees                                       517,821            400,607          2,120,369
  Advertising and Programming                                        90,680            164,351            219,839
  Selling, General and Administrative                               770,054            921,625          4,234,040
  Interest                                                           59,319             43,281            250,964
  Loss On Disposal of Equipment                                           -                  -             20,055
                                                             ---------------    ---------------    ---------------

                  TOTAL EXPENSES                                  1,445,195          1,697,315          8,120,093
                                                             ---------------    ---------------    ---------------

Operating Loss Before Gain On Sale of Subsidiary Stock             (296,587)          (386,732)        (2,174,336)

Nonoperating Gain On Sale of Subsidiary Stock                       398,895                  -            363,660
                                                             ---------------    ---------------    ---------------

Income (Loss) Before Income Taxes and Minority
  Interest in Net Income (Loss) of Consolidated
  Subsidiary                                                        102,308           (386,732)        (1,810,676)

Income Tax Benefit                                                        -                  -             80,215
                                                             ---------------    ---------------    ---------------

Income (Loss) Before Minority Interest in Net
  Income (Loss) of Consolidated Subsidiary                          102,308                  -                  -

Minority Interest in Subsidiary Loss                                 17,280                  -                  -
                                                             ---------------    ---------------    ---------------

Net Income (Loss)                                            $      119,588     $     (386,732)    $   (1,730,461)
                                                             ===============    ===============    ===============

Basic Income (Loss) Per Share                                $         0.03     $        (0.09)    $        (0.40)
                                                             ===============    ===============    ===============

Weighted Average Number of Common Shares
  Outstanding                                                     4,498,749          4,126,674          4,356,371
                                                             ===============    ===============    ===============








              The accompanying notes are an integral part of these
                       consolidated financial statements



                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended March 31
                                                                   --------------------------------
                                                                        1998              1997
                                                                   --------------    --------------

                                                                                 (unaudited)
Cash flows from operating activities:
    Net income (loss)                                              $     119,588     $    (386,732)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in )operating activities:
         Depreciation and amortization                                    56,381            51,300
         Application for rent obligation toward reduction of
           stockholder note receivable                                    12,750            21,699
         Interest on stock subscription receivable                        (2,212)                -
         Gain on sale of subsidiary stock                               (398,895)                -
         Minority interest in net income (loss) of
           consolidated subsidiary                                       (17,280)                -
         Changes in operating assets and liabilities:
           Inventories                                                     3,172            12,340
           Prepaid expenses                                             (175,960)           (8,286)
           Income tax refund receivable                                   10,463                 -
           Advertising receivables                                        54,372           (21,249)
           Deposits and other assets                                     (21,095)          (54,666)
           Accounts payable and accrued liabilities                     (315,023)          (62,642)
           Deferred revenue                                               70,714            21,303
           Deferred Satellite rent                                         6,821                 -
           Deferred compensation                                          15,000            15,000
           Customer deposits                                             286,251           419,976
                                                                   --------------    --------------

    Net cash provided by (used in) operating activities:                (294,953)            8,043
                                                                   --------------    --------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                            (44,630)          (16,634)
    Expenditures for trademark                                              (884)              244
                                                                   --------------    --------------

    Net cash provided by (used in) investing activities                  (45,514)          (16,390)
                                                                   --------------    --------------

Cash flows from financing activities:
    Subscription refund                                                   (1,600)                -
    Payments from long-term debt                                         (29,636)           (3,760)
    Net proceeds from stockholder loans                                   50,378                 -
    Principal payments on capital leases                                 (50,502)           (2,739)
    Sale of subsidiary stock to minority interests                       435,000           (12,640)
                                                                   --------------    --------------

    Net cash provided by (used in) financing activities                  403,640           (19,139)
                                                                   --------------    --------------

Net increase (decrease) in cash                                           63,173           (27,486)

Cash at beginning of period                                              373,368            82,027
                                                                   --------------    --------------

Cash at end of period                                              $     436,541     $      54,541
                                                                   ==============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

On February 10, 1995, the Company acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock (the "Acquisition"). The acquisition agreement provided for the issuance of up to an additional 1,500,000 shares of Common Stock ("Earn Out Shares") to the former stockholders of GPAA if GPAA achieved certain earnings or valuation milestones. The former stockholders of GPAA, Perry T. Massie, Thomas H. Massie, and Wilma M. Massie, are stockholders of the Company and Messrs. Perry and Thomas Massie are officers of the Company. For purposes of the Acquisition, the value of the Company's Common Stock was deemed to be $3.50 per share with the initial total acquisition cost being $8,750,000. For accounting purposes, the assets of GPAA are recorded at their historical cost basis in a manner similar to a pooling of interest. On December 21, 1998, the Company issued 1,000,000 shares of Common Stock as Earn Out Shares to the former shareholders of GPAA.

Basis of Presentation
---------------------

During 1997, the Company experienced significant operating losses, principally due to The Outdoor Channel, Inc. As a result of losses in 1997 and prior years, at December 31, 1997, the Company has negative working capital and a stockholders' deficit. In November 1997, the Company commenced a plan to make The Outdoor Channel, Inc. self supporting. In furtherance of that plan, The Outdoor Channel, Inc. has been conducting a private placement of common stock and has raised $1,383,000 through December 31, 1998. The Outdoor Channel, Inc. cannot predict how much additional money it will raise in its private placement. The Outdoor Channel, Inc. is also currently negotiating carriage agreements with third parties that could result in a significant increase in the subscriber base for The Outdoor Channel, Inc., which could result in an increase in advertising revenue for the Company. Management is unable to predict the outcome of those negotiations or determine when and if the Company's revenues will increase therefrom.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In April 1998, the Company entered into agreements with Perry T. Massie and Wilma M. Massie (the "Principal Stockholders"), whereby the Principal Stockholders agreed to provide for the cash flow requirements of the Company over the next twelve months by means of loans or equity investments, if needed. The Company's financial condition and future results of operations could be adversely affected should the Company continue to generate operating losses and not be able to raise sufficient additional equity funds through private placements or through the stockholder commitment, as noted above.

Management Statement
--------------------

The interim financial statements for the periods reported include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Reference to Form 10-KSB
------------------------

Please refer to the Company's Form 10-KSB for the year ended December 31, 1997 for additional information and disclosures which may be of interest to the reader hereof.


NOTE 2.  GAIN FROM THE SALE OF SUBSIDIARY'S STOCK

During the quarter ended March 31, 1998, The Outdoor Channel, Inc. sold 435,000 shares of its Common Stock at $1.00 per share, reducing the Company's ownership from 96% to 92%. Pursuant to SAB 51 and SAB 84, changes in a parent's ownership percentage in a subsidiary caused by issuances of the subsidiary's stock can be recognized in consolidation as gains or losses under certain conditions. Such gains have been included in the Company's Statement of Operations where the Company is reporting a consolidated gain.

NOTE 3.  STOCKHOLDERS' EQUITY

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

NOTE 4.  SUBSEQUENT EVENTS

>From April 1, 1998 and through December 31, 1998, 422,000 shares of The Outdoor Channel, Inc.'s Common Stock were issued to outside parties for $568,000, decreasing the Company's ownership interest in The Outdoor Channel to 88%.

In December 1998, 1,000,000 shares of Common Stock were issued to the former shareholders of GPAA as Earn Out Shares pursuant to the agreement whereby the Company acquired GPAA on February 10, 1995.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 1997.

COMPARISON OF QUARTERS ENDED MARCH 31, 1998 AND MARCH 31, 1997

        REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended March 31, 1998 were $1,148,608, a decrease of $161,975, or 12%, compared to revenues of $1,310,583 for the quarter ended March 31, 1997. This decrease was the result of changes in several items composing revenue. Advertising increased significantly to $425,111 for the quarter ended March 31, 1998 from $294,670 for the quarter ended March 31, 1997, primarily due to an increase in advertising revenue on The Outdoor Channel. Merchandise sales decreased greatly to $17,455 for the quarter ended March 31, 1998 from $251,052 the quarter ended March 31, 1997, due to discontinuing operations of American Prospecting Equipment Company ("APEC"). The Company owned a 51% interest in APEC which was shut down to strengthen the Company's relationships with gold products related manufacturers and dealers and because of APEC's marginal results. Membership sales decreased significantly to $650,328 for the quarter ended March 31, 1998 from $747,819 for the quarter ended March 31, 1997. The Company believes that the decrease in membership sales was primarily due to timing differences in membership drives in 1998 and 1997 and the Company not allocating significant resources to promotions and other activities to attract new members. The primary reason funds were not available for membership purposes was the cumulative effect of devoting resources to The Outdoor Channel.

        EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended March 31, 1998 were $1,445,195 a decrease of $252,120, or 15%, compared to $1,697,315 for the quarter ended March 31, 1997. This decrease was the result of changes in several items composing expenses. Selling, general and administrative expenses decreased significantly to $770,054 for the quarter ended March 31, 1998, compared to $921,625 for the quarter ended March 31, 1997, due to several factors including the Company paring down executive salaries, further attention to controlling expenses and due to closing APEC. Cost of merchandise sold decreased greatly to $7,321 for the quarter ended March 31, 1998 from $167,451 for the quarter ended March 31, 1997, due to closing APEC. On the other hand, Satellite transmission fees increased significantly to $517,821 for the quarter ended March 31, 1998 compared to $400,607 for the quarter ended 31, 1997 due to increased satellite transponder expenses.

        OPERATING LOSS BEFORE NONOPERATING GAIN ON SALE OF SUBSIDIARY STOCK. Operating loss before nonoperating gain on sale of subsidiary stock decreased as a percentage of revenues to (26)% for the quarter ended March 31, 1998 from
(30)% for the quarter ended March 31, 1997. The primary reason for this decrease was the decrease in operating expenses referred to above.

        INCOME (LOSS) BEFORE INCOME TAXES. Income (loss) before income taxes increased substantially as a percentage of revenues to 9% for the quarter ended March 31, 1998 from a loss of 30% for the quarter ended March 31, 1997. This significant change to income from a loss was due primarily to the nonoperating gain on sale of subsidiary stock of $398,895 for the quarter ended March 31, 1998 compared to $0 for the quarter ended March 31, 1997. During the quarter ended March 31, 1998, the subsidiary, The Outdoor Channel, sold 435,000 shares of Common Stock at $1.00 per share in a private placement, resulting in a nonoperating gain of $398,895, reducing the Company's ownership in the subsidiary from 96% to 92%. Subsequent to March 31, 1998, the subsidiary continued to sell shares of its Common Stock in a private placement. The sale of subsidiary stock was the result of the Company's execution of its plan to place The Outdoor Channel on a self supporting basis which was effectuated, in part, by selling a part of The Outdoor Channel to outside investors. These sales occurred for the first time in the fourth quarter of 1997 and are not presently contemplated to continue after the first quarter of 1999.

        INCOME TAX BENEFIT. Income tax benefit for the quarter ended March 31, 1998 was $0 compared to $0 for the quarter ended March 31, 1997. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has incurred significant recent losses and while management believes such losses will not continue in 1999, the Company is not certain such losses will not continue and has elected to provide a valuation allowance to income recognized for the three month periods ended March 31, 1997 and 1998.

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

        On February 10, 1995, Global acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock and potential Earn Out Shares. In December 1998, 1,000,000 Earn Out Shares were issue to the former shareholders of GPAA pursuant to the agreement whereby Global acquired GPAA. The primary basis for issuing the Earn Out Shares was the value of The Outdoor Channel further described herein. For accounting purposes, the assets of GPAA are recorded at their historical cost basis in a manner similar to a pooling of interest.

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

        In April 1998, The Outdoor Channel signed an affiliation agreement with EchoStar Satellite Corporation ("EchoStar"), one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately two million subscribers. The Outdoor Channel's launch on EchoStar's Dish Network occurred in December 1998. The Outdoor Channel was available to all of the Dish Network's subscribers as a preview channel from December 1998 through January 1999. Commencing February 1, 1999, The Outdoor Channel is available on the Dish Network on an al a carte basis (i.e stand alone) for a fee of $1.99 per month. The Company believes that The Outdoor Channel will receive significant subscriber fees from the Dish Network.

        In April 1998, The Outdoor Channel signed a cross promotion agreement with the Wild Life Legislative Fund of America ("WLFA"). The WLFA is affiliated with groups representing approximately 1.5 million sports men and women and will be encouraging them to request The Outdoor Channel. The Outdoor Channel intends to co-produce with the WLFA a new show "In the Crosshairs" which will discuss hunters and anglers' rights. The Outdoor Channel is also promoting memberships in the WLFA. Cross promotion agreements with the WLFA and other similar organizations give The Outdoor Channel a very effective means to increase viewer awareness and demand for The Outdoor Channel at no net cash cost to the Channel.

        In August 1998, The Outdoor Channel signed a national carriage agreement with Time Warner Cable, a division of Time Warner Entertainment Company ("Time Warner"), one of the largest MSOs in the U.S. The Company believes there will be significant distribution of The Outdoor Channel on Time Warner systems.

        A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. In January 1999 The Outdoor Channel was launched on approximately 1,300 cable systems with approximately 3.0 million subscribers. The Outdoor Channel is under contract with or has signed national carriage agreements with over 75 of the top 100 multi-system cable operators representing over 40 million potential households.

        In October 1998, The Outdoor Channel moved its satellite transmission to PanAmSat's, Galaxy 9 satellite pursuant to a long term lease agreement, as amended, originally executed in October 1996

        In November 1998, The Outdoor Channel renewed its media placement agreement with Frederiksen Television, Inc. for the placement of direct response programming on The Outdoor Channel, primarily during off hours. The Outdoor Channel receives significant revenues under this agreement.

        In 1998, the Channel retained BIA Consulting, Inc. ("BIA") to value The Outdoor Channel. In December 1998, BIA provided the Channel with a Prospective Fair Market valuation of The Outdoor Channel which included BIA's opinion that the estimated value of the Channel was $30 million as of December 31, 1998.

        In December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. Since that time the Company has not advanced significant funds to the Channel with The Outdoor Channel supporting itself primarily with its revenues and outside investor funds. The Outdoor Channel raised $435,000 for the quarter ended March 31, 1998. The Outdoor Channel raised $1,383,000 from private investors from December 1, 1997 through December 31, 1998, at which time, the Company owned approximately 88% of The Outdoor Channel. These sales are not presently contemplated to continue after the first quarter of 1999. Therefore, in periods after that time, the Company's earnings will not reflect gains resulting from such sales.

        In the first quarter of 1998, the Company did not generate sufficient cash flow from operations to meet its cash flow requirements. In addition to cash generated from operations, the Company's cash flow needs in the first quarter of 1998 were primarily met by the funds from the private placement of The Outdoor Channel.

        In December 1998, The Outdoor Channel reopened its private placement to accredited investors who had previously invested in the Channel. 400,000 shares of Common Stock of the Channel were offered at $1.50 per share. Of this number, 200,000 shares are from the Channel and 200,000 shares are from shares of the Channel owned by Global. Effective February 1, 1999, The offering price per share is $2.00 per share. The maximum offering amount is $600,000. The Channel decided to reopen the offering for several reasons including the fact that The Channel did not have any working capital and the Channel had not repaid any of its debt to Global. Global elected to offer some of its stock in the reopened offering since the Company desired to obtain additional funds to be in a position to retire a portion of its debt to Wells Fargo Bank and to make further improvements on its Lost Dutchman's properties including its Stanton property.

        As of January 1999, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements. The Company intends on utilizing funds it receives from The Outdoor Channel's reopened private placement primarily for working capital, to be in a position to retire debt and to make improvements on it Lost Dutchman's properties. The Outdoor Channel intends on utilizing funds it receives from its reopened private placement primarily to make improvements to its equipment and facilities, augment personnel and retire debt. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current levels for the next twelve months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. The primary source for short-term financing for The Outdoor Channel has been its private placement. There can be no assurance that this source will continue to be available, if needed, in the future. In the event, The Outdoor Channel is required to seek financing, there can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to The Outdoor Channel or its shareholders. At the current level of operations, exclusive of any funds received from the Channel's reopened private placement, the Company is retiring some of its existing debt and is planning only minimal improvements to its properties. The Company anticipates that The Outdoor Channel will commence retiring some of its debt with the Company in the first half of 1999. The Company presently intends to utilize such funds to retire portions of its bank loan and make Lost Dutchmans and GPAA acquisitions and improvements. There can be no assurance that The Outdoor Channel will commence retiring its debt with the Company in 1999.

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

        (a)    Exhibits
               --------

        Exhibit
        Number
        -------

         27    Financial Data Schedule (SEC filing only).


        (b)    Reports on Form 8-K
               -------------------

               A report on Form 8-K was filed with the Securities and Exchange Commission on approximately March 3, 1998. Said report concerned the change of Company auditors to Corbin & Wertz from Arthur Andersen, LLP.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GLOBAL OUTDOORS, INC.
                                           (Registrant)


Dated:  March 5, 1999                 By:     /s/ PERRY T. MASSIE
                                          ----------------------------
                                          PERRY T. MASSIE,
                                          President and Chief
                                          Executive Officer




Dated:  March 5, 1999                 By:     /s/ RICHARD D. VERMEER
                                          ---------------------------
                                          RICHARD D. VERMEER,
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)