Form 10QSB
period 1998-06-30
GLOBAL OUTDOORS INC
filed 1999-07-27
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1998
                                        -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

         Commission file number :  0-17287
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                 Number of Shares Outstanding
       Class                                            at June 24, 1999
       -----                                     -------------------------------
 Common Stock, $.02 par value                              5,253,937

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1


--------------------------------------------------------------------------------

                       FOR THE QUARTER ENDED JUNE 30, 1998

--------------------------------------------------------------------------------



                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                                June 30         December 31
                                                                                            ---------------   ---------------

                                                                                                 1998              1997
                                                                                            ---------------   ---------------
                                                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                                                 $      182,130    $      373,368
  Accounts receivables, net of allowance for
      doubtful accounts of $22,059 and $48,958                                                     295,009           159,069
  Inventories                                                                                       82,563           105,735
  Income tax refund receivable                                                                     217,451           310,215
  Prepaid expenses                                                                                 612,474            19,109
  Current portion of receivable from stockholder                                                    51,000            34,200
  Stockholders' interest receivable                                                                  4,425                 -
                                                                                            ---------------   ---------------

                  Total current assets                                                           1,445,052         1,001,696

Property, plant and equipment, net:
  Membership recreational miming properties                                                      1,009,271         1,020,239
  Alaska recreational mining properties                                                          1,424,325         1,466,095
  Outdoor channel equipment and improvements                                                       347,076           317,534
  Other equipment and leasehold improvements                                                       193,090           162,313
                                                                                            ---------------   ---------------
    Property, plant and equipment, net                                                           2,973,762         2,966,181

Receivable from stockholder, net of current portion                                                118,286           160,586

Trademark, net of accumulated amortization of
  $14,589 and $6,579                                                                                95,009            95,770

Deposits and other assets                                                                           58,341            34,000
                                                                                            ---------------   ---------------

     Totals                                                                                 $    4,690,450    $    4,258,233
                                                                                            ===============   ===============











              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                                June 30         December 31
                                                                                            ---------------   ---------------

                                                                                                 1998              1997
                                                                                            ---------------   ---------------
                                                                                              (unaudited)
Current liabilities:
   Accounts payable and accrued expenses                                                    $      770,170    $      934,581
   Customer deposits                                                                               589,012            30,231
   Current portion of notes and capital lease
      obligations payable                                                                        1,159,473         1,131,301
   Current portion of stockholder loans                                                            463,041           463,041
                                                                                            ---------------   ---------------
                  Total current liabilities                                                      2,981,696         2,559,154

Stockholders loans, less current portion                                                            47,337            47,337
Other notes and capital lease obligations payable,
   net of current portion                                                                          380,237           502,692
Deferred revenue                                                                                 1,975,566         2,215,114
Deferred satellite rent obligations                                                                246,905           283,262
Deferred compensation                                                                              230,000           200,000
                                                                                            ---------------   ---------------

                  Total liabilities                                                              5,861,741         5,807,559
                                                                                            ---------------   ---------------

Commitments and contingencies

Minority interest in subsidiary                                                                      7,686            16,340

Stockholders' deficit:
   Convertible preferred stock, nonvoting, 10% noncumulative, no liquidation preference, $.001 par value; 10,000,000
   shares authorized; 60,675 shares issued and outstanding:                                             61                61

   Common stock, $.02 par value; 50,000,000 shares authorized;
   shares issued and outstanding: 4,248,937 at June 30, 1998;
   4,248,561 at December 31, 1997.                                                                  84,979            84,971

   Common stock subscriptions receivable                                                          (221,250)         (221,250)

   Additional paid-in capital                                                                    3,313,878         3,316,381

   Accumulated deficit                                                                          (4,356,645)       (4,745,829)
                                                                                            ---------------   ---------------

                  Total stockholders' deficit                                                   (1,178,977)       (1,565,666)
                                                                                            ---------------   ---------------

                  Totals                                                                    $    4,690,450    $    4,258,233
                                                                                            ===============   ===============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                       Six Months Ended
                                                           ------------------                       ----------------
                                                                 June 30                                 June 30
                                                                 -------                                 -------
                                                               (unaudited)                             (unaudited)
                                                         1998              1997                   1998              1997
                                                   ---------------   ---------------        ---------------   ---------------
REVENUES:
   Membership services                             $    1,108,082    $      985,206         $    1,803,777    $    1,996,456
   Advertising                                            615,006           415,887              1,040,117           710,557
                                                   ---------------   ---------------        ---------------   ---------------

                        Total revenues                  1,723,088         1,401,093              2,843,894         2,707,013
                                                   ---------------   ---------------        ---------------   ---------------

EXPENSES:
   Satellite transmission fees                            563,819           382,500              1,081,640           783,107
   Advertising and programming                             38,425           176,011                129,105           340,362
   Selling, general and administrative                  1,007,485         1,070,738              1,784,860         2,159,814
                                                   ---------------   ---------------        ---------------   ---------------

                        Total expenses                  1,609,729         1,629,249              2,995,605         3,283,283
                                                   ---------------   ---------------        ---------------   ---------------

Income (loss) from operations                             113,359          (228,156)              (151,711)         (576,270)

Other income (expense):
   Gain on sale of common stock of subsidiary             192,172                -                 591,067                -
   Interest, net                                          (85,242)          (44,712)              (116,759)          (83,330)
                                                   ---------------   ---------------        ---------------   ---------------

Income (loss) before provision (credit) for
   income taxes and minority interest                     220,289          (272,868)               322,597          (659,600)

Provision (credit) for income taxes                            -                 -                      -                 -
                                                   ---------------   ---------------        ---------------   ---------------

Income (loss) before minority interest                    220,289          (272,868)               322,597          (659,600)

Minority interest in net losses of
   consolidated subsidiaries                               49,307                -                  66,587                -
                                                   ---------------   ---------------        ---------------   ---------------

Net income (loss)                                  $      269,596    $     (272,868)        $      389,184    $     (659,600)
                                                   ===============   ===============        ===============   ===============

Earnings (loss) per common share:
   Basic                                           $         0.06    $        (0.06)        $         0.09    $        (0.16)
                                                   ===============   ===============        ===============   ===============
   Diluted                                         $         0.06    $        (0.06)        $         0.09    $        (0.16)
                                                   ===============   ===============        ===============   ===============

Weighted average number of common
  shares outstanding
   Basic                                                4,248,874         4,226,090              4,248,749         4,216,410
                                                   ===============   ===============        ===============   ===============
   Diluted                                              4,298,961         4,226,090              4,299,836         4,216,410
                                                   ===============   ===============        ===============   ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Six Months Ended June 30
                                                                                                ------------------------
                                                                                                 1998               1997
                                                                                            ---------------   ---------------
                                                                                                       (unaudited)
Operating Activities:
      Net income (loss)                                                                     $      389,184    $     (659,600)
      Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                                       116,051           114,210
               Common stock issued for services                                                      1,504                -
               Rent expense paid through offsets against
                  stockholder receivable                                                            25,500            40,200
               Interest on stock subscription receivable                                            (4,425)               -
               Gain on sale of subsidiary stock                                                   (591,067)               -
               Minority interest in net income (loss) of consolidated
                  subsidiary                                                                       (66,587)               -
               Cash supplied (used) by changes in operating assets:
                  Accounts receivable                                                             (135,940)          (83,425)
                  Inventories                                                                       23,172             2,340
                  Prepaid expenses                                                                (593,365)         (440,674)
                  Income taxes receivable                                                           92,764                -
                  Deposits and other assets                                                        (24,341)         (244,776)
                  Accounts payable and accrued liabilities                                        (179,911)           51,352
                  Deferred revenue                                                                (239,548)               -
                  Deferred rent obligations                                                        (36,357)               -
                  Deferred compensation                                                             45,500                -
                  Customer deposits                                                                558,781           735,461
                                                                                            ---------------   ---------------

                     Net cash provided by (used in) operating activities:                         (619,085)         (484,912)
                                                                                            ---------------   ---------------

Investing Activities:
      Purchase of property, plant and equipment                                                   (120,341)         (137,142)
      Expenditures for trademarks                                                                   (2,529)               -
                                                                                            ---------------   ---------------

                     Net cash provided by (used in) investing activities                          (122,870)         (137,142)
                                                                                            ---------------   ---------------

Financing Activities:
      Principal payments on long-term debt and capital leases                                      (94,283)          (67,484)
      Net proceeds from stockholder loans                                                               -            390,000
      Return of funds to investors                                                                  (4,000)               -

                                       -6-

      Net proceeds from sale of common stock                                                            -            232,312
      Sale of subsidiary stock to minority interests                                               649,000                -
                                                                                            ---------------   ---------------

                     Net cash provided by financing activities                                     550,717           554,828
                                                                                            ---------------   ---------------

Net increase (decrease) in cash                                                                   (191,238)          (67,226)

Cash and cash equivalents at beginning of period                                                   373,368            82,027
                                                                                            ---------------   ---------------

Cash and cash equivalents at end of period                                                  $      182,130    $       14,801
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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
-----------------------------------------------------------------------
ACCOUNTING POLICIES
-------------------

Organization
------------

Global Outdoors, Inc. (the "Company") owns a majority interest in The Outdoor Channel, Inc. ("The Outdoor Channel" or the "Channel"), a national television network devoted solely to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company's other business activities consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, and the sale of Lost Dutchman's (LDMA-AU, Inc.) memberships which entitle members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has also signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company also receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of America, Inc. ("GPAA"), revenue from advertisers in a bi-monthly magazine, advertising revenues through cable television programming dba The Outdoor Channel, Inc. and through merchandise sales. Effective July 23, 1996, the Company changed its name from Global Resources, Inc. to Global Outdoors, Inc.

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

Basis of Presentation
---------------------

During 1997, the Company experienced significant operating losses, principally due to The Outdoor Channel. As a result of losses in 1997 and prior years, at December 31, 1997, the Company had negative working capital and a stockholders' deficit. In November 1997, the Company commenced a plan to make The Outdoor Channel self supporting. In furtherance of that plan, The Outdoor Channel conducted a private placement of common stock with approximately $2 million in common stock sold through March 5, 1999. Of this amount, approximately $300,000 was from the sale of shares of the Channel owned by the Company and approximately $1.7 million was from previously unissued shares of the Channel. The private placement ended effective March 5, 1999.

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Management Statement
--------------------

The interim financial statements for the periods reported include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Reference to Form 10-KSB
------------------------

Please refer to the Company's Form 10-KSB, and any amendments thereto, for the year ended December 31, 1997 for additional information and disclosures which may be of interest to the reader hereof.

NOTE 2.  GAIN FROM THE SALE OF SUBSIDIARY'S STOCK

During the quarter ended June 30, 1998, The Outdoor Channel sold 190,000 shares of its Common Stock at $1.00 per share and 16,000 shares of its Common Stock at $1.50 per share , reducing the Company's ownership from 92% to 90%. Pursuant to SAB 51 and SAB 84, changes in a parent's ownership percentage in a subsidiary caused by issuances of the subsidiary's stock can be recognized in consolidation as gains or losses under certain conditions. Such gains have been included in the Company's Statement of Operations where the Company is reporting a consolidated gain.

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

NOTE 4.  SUBSEQUENT EVENTS

>From July 1, 1998 and through March 5, 1999, 418,084 shares of The Outdoor Channel, Inc.'s Common Stock were sold by the Channel to investors for $662,751 and 182,084 shares of The Outdoor Channel, Inc.'s Common Stock were sold by the Company to investors for $308,751, decreasing the Company's ownership interest in The Outdoor Channel to 84%.

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

COMPARISON OF QUARTERS ENDED JUNE 30, 1998 AND JUNE 30, 1997

         REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips and Outings Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended June 30, 1998 were $1,723,088, an increase of $321,995, or 23%, compared to revenues of $1,401,093 for the quarter ended June 30, 1997. This increase was the result of changes in several items composing revenue. Advertising increased significantly to $615,006 for the quarter ended June 30, 1998 from $415,887 for the quarter ended June 30, 1997, primarily due to an increase in advertising revenue on The Outdoor Channel. Membership services increased modestly to $1,108,082 for the quarter ended June 30, 1998 from $985,206 for the quarter ended June 30, 1997.

         EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended June 30, 1998 were $1,609,729 a decrease of $19,520, or 1%, compared to $1,629,249 the quarter ended June 30, 1997. This decrease was the result of changes in several items composing expenses. Selling, general and administrative expenses decreased to $1,007,485 for the quarter ended June 30, 1998, compared to $1,070,738 for the quarter ended June 30, 1997, due to several factors including the Company paring down executive salaries, further attention to controlling expenses and due to closing American Prospecting Equipment Company. Advertising and programming decreased substantially to $38,425 for the quarter ended June 30, 1998, compared to $176,011 for the quarter ended June 30, 1997, due to less emphasis in this area by management. On the other hand, Satellite transmission fees increased significantly to $563,819 for the quarter ended June 30, 1998 compared to $382,500 for the quarter ended 31, 1997 due to increased satellite transponder expenses.

         INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES AND MINORITY INTEREST. Income (loss) before provision (credit) for income taxes and minority interest increased substantially as a percentage of revenues to 13% for the quarter ended June 30, 1998 from a loss of (19)% for the quarter ended June 30, 1997. This was due primarily to the Company having income from operations of $113,359 for the quarter end June 30, 1998, compared to a loss from operations of $(228,156) for the quarter ended June 30, 1997. Also, gain on sale of common stock of subsidiary was $192,172 for the quarter ended June 30, 1998 compared to $0 for the quarter ended June 30, 1997. During the quarter ended June 30, 1998, the subsidiary, The Outdoor Channel, sold 190,000 shares of common stock at $1.00 per share and 16,000 shares of common stock at $1.50 per share in a private placement, resulting in the nonoperating gain and reducing the Company's ownership in the subsidiary from 92% to 90%. Subsequent to June 30, 1998, the subsidiary continued to sell shares of its common stock in a private placement. The sale of subsidiary stock was the result of the Company's execution of its plan to place The Outdoor Channel on a self supporting basis which was effectuated, in part, by selling a part of The Outdoor Channel to outside investors. These sales occurred for the first time in the fourth quarter of 1997 and ended effective March 5, 1999.

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

         On February 10, 1995, Global acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock and potential Earn Out Shares issuable contingent upon specified levels of earnings or appraised value. In December 1998, 1,000,000 Earn Out Shares were issued to the former shareholders of GPAA pursuant to the agreement whereby Global acquired GPAA. The primary basis for issuing the Earn Out Shares was the value of The Outdoor Channel further described herein. Since GPAA was a commonly controlled company, its assets and liabilities were recorded in 1995 at their historical cost basis in a manner similar to a pooling of interest, and the additional shares issued in 1998 were recorded at their par value

         Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has, to date, achieved substantial visibility in the cable industry. The Outdoor Channel is committed to converting visibility for the Channel's programming into greater distribution into cable households. Greater distribution will allow The Outdoor Channel to charge higher advertising rates, command higher subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products.

         In April 1998, The Outdoor Channel signed an affiliation agreement with EchoStar Satellite Corporation ("EchoStar"), one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately two and million subscribers. The Outdoor Channel's launch on EchoStar's Dish Network occurred in December 1998. Commencing February 1, 1999, The Outdoor Channel has been available on the Dish Network on an al a carte basis (i.e stand alone) for a fee of $1.99 per month. Through April, 1999, there were approximately 100,000 subscribers to The Outdoor Channel on the Dish Network. The Channel receives a significant portion of the monthly subscriber fees. For the month of April 1999 the Channel's portion was approximately $65,000.

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

         A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. As of May 1999 The Outdoor Channel was launched on approximately 1,500 cable systems with approximately 3.5 million subscribers. The Outdoor Channel is under contract with or has signed national carriage agreements with over 75 of the top 100 multi-system cable operators representing over 40 million potential households.

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

         In December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. Since that time the Company has not advanced significant funds to the Channel with The Outdoor Channel supporting itself primarily with its revenues and outside investor funds. The Outdoor Channel raised $214,000 for the quarter ended June 30, 1998. The Outdoor Channel raised $1,691,751 from private investors from December 1, 1997 through March 5, 1999 and during the same time period the Company received $308,751 from private investors by the sale of a portion of its shares in The Outdoor Channel. As of March 5, 1999, when the offering was ended, the Company owned approximately 84% of The Outdoor Channel. Sales of Common Stock in the Channel are not presently contemplated in the near future. Therefore, after March 31, 1999, it is not presently anticipated that the Company's earnings will reflect gains resulting from such sales.

         In the second quarter of 1998, the Company did not generate sufficient cash flow from operations to meet its cash flow requirements. In addition to cash generated from operations, the Company's cash flow needs in the second quarter of 1998 were primarily met by the funds from the private placement of The Outdoor Channel.

         In December 1998, The Outdoor Channel reopened its private placement to accredited investors who had previously invested in the Channel. 400,000 shares of Common Stock of the Channel were offered at $1.50 per share. Of this number, 200,000 shares were from the Channel and 200,000 shares were from shares of the Channel owned by Global. Effective February 1, 1999, The offering price per share was increased to $2.00 per share. The maximum offering amount of $600,000 was oversubscribed by $17,502 which over subscriptions The Outdoor Channel and Company elected to accept. The Channel decided to reopen the offering for several reasons including the fact that The Outdoor Channel did not have any working capital and the Channel had not repaid any of its debt to Global. Global elected to offer some of its stock in the reopened offering since the Company desired to obtain additional funds to be in a position to retire a portion of its debt to Wells Fargo Bank and to make further improvements on its Lost Dutchman's properties including its Stanton property.

         As of May 1999, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements. The Company intends on utilizing funds it receives from The Outdoor Channel's private placement primarily for working capital, to be in a position to retire debt and to make improvements on it Lost Dutchman's properties. The Outdoor Channel intends on utilizing funds it receives from its private placement primarily to make improvements to its equipment and facilities, augment personnel and retire debt. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current levels for the next twelve months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. The primary source for short-term financing for The Outdoor Channel has been its private placement. There can be no assurance that this source will continue to be available, if needed, in the future. In the event, The Outdoor Channel is required to seek financing, there can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to The Outdoor Channel or its shareholders. At the current level of operations, the Company is retiring some of its existing debt and is planning to finish significant improvements on its Stanton Property and make further improvements to some of its other properties. The Company anticipates that The Outdoor Channel will commence retiring some of its debt with the Company in the second half of 1999. The Company presently intends to utilize such funds to be in a position to retire a portion of its bank loan and make Lost Dutchmans and GPAA acquisitions and improvements. There can be no assurance that The Outdoor Channel will commence retiring its debt with the Company in 1999.

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


                                    GLOBAL OUTDOORS, INC.
                                    (Registrant)


Dated:  July 22, 1999               By:     /s/ PERRY T. MASSIE
                                        ----------------------------
                                         PERRY T. MASSIE,
                                         President and Chief
                                         Executive Officer




Dated:  July 22, 1999               By:     /s/ RICHARD D. VERMEER
                                        ---------------------------
                                         RICHARD D. VERMEER,
                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                   EXHIBIT 27

                             FINANCIAL DATA SCHEDULE