Form 10QSB
period 1998-09-30
GLOBAL OUTDOORS INC
filed 1999-07-27
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1998
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

         Commission file number :  0-17287
                                   -------

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                Number of Shares Outstanding
       Class                                            at June 24, 1999
       -----                                    -----------------------------
 Common Stock, $.02 par value                            5,253,937

Transitional Small Business Disclosure Format (Check one):      Yes [ ] No [X]

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

             ______________________________________________________


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


             ______________________________________________________



                              GLOBAL OUTDOORS, INC.


                                      GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS


                                                                            September  30              December 31
                                                                            --------------            --------------

                                                                                 1998                      1997
                                                                            --------------            --------------
                                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                                $     330,764             $     373,368
   Accounts receivables, net of allowance for
      doubtful accounts of $22,059 and $48,958                                    392,750                   159,069
   Inventories                                                                     68,986                   105,735
   Income tax refund receivable                                                   217,451                   310,215
   Prepaid expenses                                                                11,523                    19,109
   Current portion of receivable from stockholder                                  51,000                    34,200
   Stockholders' interest receivable                                                6,637                         -
                                                                            --------------            --------------

            Total current assets                                                1,079,111                 1,001,696


Property, plant and equipment, net:
   Membership recreational mining  properties                                   1,011,117                 1,020,239
   Alaska recreational mining properties                                        1,403,440                 1,466,095
   Outdoor channel equipment and improvements                                     323,815                   317,534
   Other equipment and leasehold improvements                                     201,490                   162,313
                                                                            --------------            --------------
        Property, plant and equipment, net                                      2,939,862                 2,966,181

Receivable from stockholder, net of current
   portion                                                                        105,536                   160,586

Trademark, net of accumulated amortization of
   $16,234 and $6,579                                                              93,364                         -

Deposits and other assets                                                          58,245                    34,000
                                                                            --------------            --------------

            Totals                                                          $   4,276,118             $   4,258,233
                                                                            ==============            ==============



                 The accompanying notes are an integral part of
                       these consolidated balance sheets


                                      GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                            September  30             December 31
                                                                            --------------           --------------

                                                                                 1998                     1997
                                                                            --------------           --------------
                                                                              (unaudited)
Current liabilities:
   Accounts payable and accrued expenses                                    $     897,002            $     934,581
   Customer deposits                                                                    -                   30,231
   Current portion of notes and capital lease
      obligations payable                                                       1,159,473                1,131,301
   Current portion of stockholder loans                                           463,041                  463,041
                                                                            --------------           --------------
            Total current liabilities                                           2,519,516                2,559,154

Stockholder loans, net of current portion                                          47,337                   47,337
Other notes and capital lease obligations payable, net
   of current portion                                                             296,460                  502,692
Deferred revenue                                                                1,636,075                2,215,114
Deferred satellite rent obligations                                               284,975                  283,262
Deferred compensation                                                             245,000                  200,000
                                                                            --------------           --------------
            Total Liabilities                                                   5,029,363                5,807,559

Commitments and contingencies

Minority interest in subsidiary                                                    40,582                   16,340

Stockholders' deficit:
   Convertible preferred stock, nonvoting, 10%
    noncumulative, no liquidation preference,
    $.001 par value; 10,000,000 shares
    authorized; 60,675 shares issued and
    outstanding.
                                                                                       61                       61

   Common stock, $.02 par value; shares
       authorized; shares issued and outstanding:
       4,248,937 at September 30, 1998; 4,248,561
       at December 31, 1997.                                                       84,979                   84,971

   Common stock subscriptions receivable                                         (221,250)                (221,250)

   Additional paid-in capital                                                   3,313,878                3,316,381

   Accumulated deficit                                                         (3,971,495)              (4,745,829)
                                                                            --------------           --------------

            Total stockholders' deficit                                          (793,827)              (1,565,666)
                                                                            --------------           --------------

            Totals                                                          $   4,276,118            $   4,258,233
                                                                            ==============           ==============



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                                      GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30                        September 30
                                                                        (unaudited)                         (unaudited)
                                                             ---------------------------------     -----------------------------
                                                                  1998                1997              1998            1997
                                                             -------------       -------------     -------------   -------------
  REVENUES
      Membership services                                    $    873,510        $    821,110      $  2,677,287    $  2,817,566
      Advertising                                                 715,971             377,126         1,756,088       1,087,683
      Trips and outings                                           756,098             791,670           756,098         791,670
                                                             -------------       -------------     -------------   -------------

               Total Revenues                                   2,345,579           1,989,906         5,189,473       4,696,919
                                                             -------------       -------------     -------------   -------------

  EXPENSES:
      Satellite transmission fees                                 554,176             481,500         1,635,816       1,264,607
      Advertising and programming                                  18,351              37,932           147,456         348,294
      Selling, general and administrative                         995,172           1,100,706         2,780,032       3,290,520
      Trips and outings                                           485,168             563,016           485,168         563,016
                                                             -------------       -------------     -------------   -------------

               Total Expenses                                   2,052,867           2,183,154         5,048,472       5,466,437
                                                             -------------       -------------     -------------   -------------

  Income (loss) from operations                                   292,712            (193,248)          141,001        (769,518)

  Other income (expense):
      Gain on sale of common stock of
      subsidiary                                                  153,180                   -           744,247               -
      Interest, net                                               (47,165)            (76,309)         (163,924)       (159,639)
                                                             -------------       -------------     -------------   -------------

  Income (loss) before provision (credit) for
     income taxes and minority interest                           398,727            (269,557)          721,324        (929,157)

  Provision (credit) for income taxes                                   -                   -                 -               -
                                                             -------------       -------------     -------------   -------------

  Income (loss) before minority interests                         398,727            (269,557)          721,324        (929,157)

  Minority interest in net losses of consolidated
     subsidiaries                                                 (13,577)                   -           53,010               -
                                                             -------------       -------------     -------------   -------------

  Net income (loss)                                          $    385,150        $   (269,557)     $    774,334    $   (929,157)
                                                             =============       =============     =============   =============

  Earnings (loss) per common share:
      Basic                                                  $      0 .09        $      (0.06)     $       0.18    $      (0.22)
                                                             =============       =============     =============   =============
      Diluted                                                $      0 .09        $      (0.06)     $       0.18    $      (0.22)
                                                             =============       =============     =============   =============

  Weighted average number of common shares outstanding
      Basic                                                     4,248,937           4,257,542         4,248,811    $  4,256,318
                                                             =============       =============     =============   =============
      Diluted                                                   4,248,937           4,257,542         4,248,811    $  4,256,318
                                                             =============       =============     =============   =============



                 The accompanying notes are an integral part of
                    these consolidated financial statements


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended September 30
                                                                                    ------------------------------------------
                                                                                         1998                         1997
                                                                                    -------------                -------------
                                                                                                    (unaudited)
Operating Activities:
     Net income (loss)                                                               $    774,334                $   (929,157)
     Adjustments to reconcile net income to net cash used
       in operating activities:
         Depreciation and amortization                                                    174,076                     151,795
         Common stock issued for services                                                   1,504                           -
         Rent expense paid through offsets against
            stockholder receivable                                                         38,250                      60,300
         Interest on stock subscription receivable                                         (6,638)                          -
         Gain on sale of subsidiary stock                                                (744,247)                          -
         Minority interest in net income (loss) of
            consolidated subsidiary                                                       (53,010)                          -
         Cash supplied (used) by changes in operating assets:
              Accounts receivable                                                        (233,681)                    (67,835)
              Inventories                                                                  36,749                      12,340
              Prepaid expenses                                                              7,586                     (84,477)
              Income taxes receivable                                                      92,764                           -
              Deposits and other assets                                                   (24,245)                   (145,110)
              Accounts payable and accrued liabilities                                    (61,079)                    205,801
              Deferred revenue                                                           (579,039)                    166,151
              Deferred rent obligations                                                     1,713                           -
              Deferred compensation                                                        68,500                           -
              Customer deposits                                                           (30,231)                     (9,500)
                                                                                     -------------               -------------

                  Net cash used in operating activities                                  (536,693)                   (639,692)
                                                                                     -------------               -------------

Investing Activities:
     Purchase of property, plant, and equipment                                          (142,822)                   (112,824)
     Expenditures for trademarks                                                           (2,529)                          -
                                                                                     -------------               -------------

                  Net cash provided by (used in) investing activities                    (145,351)                   (112,824)
                                                                                     -------------               -------------

Financing Activities:
     Principal payments on long-term debt and capital leases                             (178,060)                   (141,827)
     Net proceeds from stockholder loans                                                        -                     569,533
     Return of funds to investors                                                          (4,000)                          -
     Net proceeds from sale of common stock                                                     -                     301,215
     Sale of subsidiary stock to minority interests                                       821,500                           -
                                                                                     -------------               -------------

                  Net cash provided by financing activities                               639,440                     728,921
                                                                                     -------------               -------------

Net increase (decrease) in cash and cash equivalents                                      (42,604)                    (23,595)

Cash and cash equivalents at beginning of period                                          373,368                      82,027
                                                                                     -------------               -------------

Cash and cash equivalents at end of period                                           $    330,764                $     58,432
                                                                                     =============               =============


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

NOTE 2.  GAIN FROM THE SALE OF SUBSIDIARY'S STOCK

During the quarter ended September 30, 1998, The Outdoor Channel sold 115,000 shares of its Common Stock at $1.50 per share , reducing the Company's ownership from 90% to 89%. Pursuant to SAB 51 and SAB 84, changes in a parent's ownership percentage in a subsidiary caused by issuances of the subsidiary's stock can be recognized in consolidation as gains or losses under certain conditions. Such gains have been included in the Company's Statement of Operations where the Company is reporting a consolidated gain.

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

NOTE 4.  SUBSEQUENT EVENTS

>From October 1, 1998 and through March 5, 1999, 303,084 shares of The Outdoor Channel, Inc.'s Common Stock were sold by the Channel to investors for $490,251 and 182,084 shares of The Outdoor Channel, Inc.'s Common Stock were sold by the Company to investors for $308,751, decreasing the Company's ownership interest in The Outdoor Channel to 84%.

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

Comparison of Quarters Ended September 30, 1998 and September 30, 1997

         REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips and Outings Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended September 30, 1998 were $2,345,579, an increase of $355,673, or 18%, compared to revenues of $1,989,906 for the quarter ended September 30, 1997. This increase was the result of changes in several items composing revenue. Advertising increased significantly to $715,971 for the quarter ended September 30, 1998 from $377,126 for the quarter ended September 30, 1997, primarily due to an increase in advertising revenue on The Outdoor Channel. Membership services increased modestly to $873,510 for the quarter ended September 30, 1998 from $821,110 for the quarter ended September 30, 1997. Trips and outings decreased modestly to $756,098 for the quarter ended September 30, 1998 from $791,670 for the quarter ended September 30, 1997.

         EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended September 30, 1998 were $2,052,867 a decrease of $130,287, or 6%, compared to $2,183,154 the quarter ended September 30, 1997. This decrease was the result of changes in several items composing expenses. Selling, general and administrative expenses decreased to $995,172 for the quarter ended September 30, 1998, compared to $1,100,706 for the quarter ended September 30, 1997, due to several factors including the Company paring down executive salaries, further attention to controlling expenses and due to closing American Prospecting Equipment Company. Trips and outings decreased to $485,168 for the quarter ended September 30, 1998, compared to $563,016 for the quarter ended September 30, 1997, due less participation on the Alaska Trip and Motherlode expeditions and therefore less expenses. Advertising and programming decreased to $18,351 for the quarter ended September 30, 1998, compared to $37,932 for the quarter ended September 30, 1997, due to less emphasis in this area by management. On the other hand, Satellite transmission fees increased to $554,176 for the quarter ended September 30, 1998 compared to $481,500 for the quarter ended September 30, 1997 due to increased satellite transponder expenses.

         INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES AND MINORITY INTEREST. Income (loss) before provision (credit) for income taxes and minority interest increased substantially as a percentage of revenues to 17% for the quarter ended September 30, 1998 from a loss of (14)% for the quarter ended September 30, 1997. This was due primarily to the Company having income from operations of $292,712 for the quarter end September 30, 1998, compared to a loss from operations of $(193,248) for the quarter ended September 30, 1997. Also, gain on sale of common stock of subsidiary was $153,180 for the quarter ended September 30, 1998 compared to $0 for the quarter ended September 30, 1997. During the quarter ended September 30, 1998, the subsidiary, The Outdoor Channel, sold 115,000 shares of common stock at $1.50 per share in a private placement, resulting in the nonoperating gain and reducing the Company's ownership in the subsidiary from 90% to 89%. Subsequent to September 30, 1998, the subsidiary continued to sell shares of its common stock in a private placement. The sale of subsidiary stock was the result of the Company's execution of its plan to place The Outdoor Channel on a self supporting basis which was effectuated, in part, by selling a part of The Outdoor Channel to outside investors. These sales occurred for the first time in the fourth quarter of 1997 and ended effective March 5, 1999.

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

         On February 10, 1995, Global acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock and potential Earn Out Shares issuable contingent upon specified levels of earnings or appraised value. In December 1998, 1,000,000 Earn Out Shares were issued to the former shareholders of GPAA pursuant to the agreement whereby Global acquired GPAA. The primary basis for issuing the Earn Out Shares was the value of The Outdoor Channel further described herein. Since GPAA was a commonly controlled company, its assets and liabilities were recorded in 1995 at their historical cost basis in a manner similar to a pooling of interest, and the additional shares issued in 1998 were recorded at their par value.

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

         In December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. Since that time the Company has not advanced significant funds to the Channel with The Outdoor Channel supporting itself primarily with its revenues and outside investor funds. The Outdoor Channel raised $172,500 for the quarter ended September 30, 1998. The Outdoor Channel raised $1,691,751 from private investors from December 1, 1997 through March 5, 1999 and during the same time period the Company received $308,751 from private investors by the sale of a portion of its shares in The Outdoor Channel. As of March 5, 1999, when the offering was ended, the Company owned approximately 84% of The Outdoor Channel. Sales of Common Stock in the Channel are not presently contemplated in the near future. Therefore, after March 31, 1999, it is not presently anticipated that the Company's earnings will reflect gains resulting from such sales.

         In the third quarter of 1998, the Company did not generate sufficient cash flow from operations to meet its cash flow requirements. In addition to cash generated from operations, the Company's cash flow needs in the third quarter of 1998 were primarily met by the funds from the private placement of The Outdoor Channel.

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


                                            GLOBAL OUTDOORS, INC.
                                                 (Registrant)


Dated:  July 22, 1999                       By:     /s/ PERRY T. MASSIE
                                                ----------------------------
                                                 PERRY T. MASSIE,
                                                 President and Chief
                                                 Executive Officer




Dated:  July 22, 1999                       By:     /s/ RICHARD D. VERMEER
                                                ----------------------------
                                                 RICHARD D. VERMEER,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)