Form 10KSB
period 1998-12-31
GLOBAL OUTDOORS INC
filed 1999-07-30
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1998
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from _______________ to _______________

Commission file number :  0-17287
                          -------

                              GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             ALASKA                                      33-0074499
-----------------------------------        -------------------------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year $6,685,913.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         On June 25, 1999, 928,027 shares of voting Common Stock were held by non-affiliates of the registrant. On Said date the aggregate market value of such Common Stock was $3,480,101.

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                                Number of Shares Outstanding
               Class                                 at June 24, 1999
---------------------------------------   --------------------------------------
            Common Stock                                5,253,937


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


GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. Launched as a part-time network in June 1993, The Outdoor Channel progressed to a full-time channel in April 1994 and since then has continued to develop its management, programming, distribution and revenue. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 5,000 members and properties in California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 35,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips Division sponsors unique recreational prospecting trips to California's Motherlode area and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska. In February 1995, the Company acquired 100% of GPAA, the shareholders of which are Global's principal shareholders, for 2,500,000 shares of Common Stock and potential Earn Out Shares (See "Certain Transactions" and "Note 9 to the Consolidated Financial Statements"). At the time of the acquisition, GPAA in addition to its other interests owned The Outdoor Channel. The Company was incorporated in Alaska on October 22, 1984. Effective July 23, 1996, the Company changed its name to Global Outdoors, Inc. from Global Resources, Inc. to better reflect the nature of the Company's business.


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


THE OUTDOOR CHANNEL

         The Outdoor Channel, Inc. ("The Outdoor Channel") was incorporated under the laws of the State of Nevada on December 10, 1990, under the name Gold News Network, Inc., as a wholly owned subsidiary of GPAA. Initially, the GPAA produced the "Gold Prospector Show." In early 1993, due to the success of the Gold Prospector Show, GPAA decided to launch a satellite television network. Not wanting to limit the scope of the incipient channel to gold prospecting, it was decided to name the channel, The Outdoor Channel. To reflect the diversity of programming The Outdoor Channel had achieved, in July 1994, the Channel's incorporated name was changed to The Outdoor Network, Inc. In December 1996, the incorporated name was changed to its present name, The Outdoor Channel, Inc.

         In November 1997, The Outdoor Channel added two outside members to its Board of Directors and in December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. Since that time, the Company has not advanced significant funds to the Channel. During 1998 The Outdoor Channel financed its operations primarily with increasing revenues and outside investor funds. Since March 1999, the Channel has supported itself solely through its own revenues. As of May 10, 1999, the Company owned approximately 84% of the Common Stock of The Outdoor Channel. In the event all outstanding options to purchase Common Stock in the Channel were exercised the Company would own approximately 68% of The Outdoor Channel.

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


 DISTRIBUTION AND CABLE SUBSCRIBERS

         The Outdoor Channel's programming is offered mainly by means of satellite transmissions and through contractual relationships with operators of cable television systems and broadcast stations. The Company estimates that approximately 66 million households in the United States have cable television and that the large C-Band satellite dish ("C-Band") market has attracted another 5 million households. In addition, "wireless cable" ("MMDS"), new video systems presently being built by telephone companies and the continued development of direct-broadcast satellite ("DBS") companies provide additional opportunities for the Company to distribute The Outdoor Channel. New digital programming services offered by many cable operators has greatly increased the programming capacity for these operators. The Outdoor Channel has received and is continuing to receive launches on these digital services including those provided by Time Warner Cable and AT&T. The Company believes that The Outdoor Channel can currently be viewed by approximately 9.5 million households.

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

         The Outdoor Channel is available through approximately 1,500 affiliated cable systems in a total of approximately 3.5 million cable households and is available to approximately 6 million C-Band, DBS and broadcast households. The Outdoor Channel is not dependent on one or a few multiple cable system operators ("MSOs") due to the numerous different cable systems carrying The Outdoor Channel. The Company believes that it will be able to enter into more affiliation agreements in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. In addition, the Company intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel. The Company has reserved the right to encrypt its signal requiring satellite viewers to purchase subscriptions.

         DBS providers, such as EchoStar and DirecTv represent an additional, although smaller, means of potential distribution of The Outdoor Channel. The Outdoor Channel believes that distribution by means of DBS will increase as market acceptance and the installed base of DBS subscribers increase. The Outdoor Channel has entered into a DBS distribution agreement with EchoStar and was launched on EchoStar's Dish Network in December 1998. Commencing February 1, 1999, The Outdoor Channel has been available on the Dish Network on an al a carte basis (i.e stand alone) for a fee of $1.99 per month. Through April 1999, there were approximately 100,000 subscribers to The Outdoor Channel on the Dish Network. The Channel receives a significant portion of the monthly fees which has dramatically increased its overall subscriber fees.

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


ADVERTISING

         The Company derived approximately $2.3 million in advertising revenue for the year ended December 31, 1998, from cash sales of advertising time on The Outdoor Channel and publications such as the Gold Prospector magazine. The Company anticipates that it will continue to derive a substantial portion of its revenue from the sale of products and services to specialty or niche markets; however, the Company is also focusing its efforts on attracting national and local advertisers who are interested in reaching these markets.

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

         Advertising time on The Outdoor Channel is marketed and sold by The Outdoor Channel's advertising sales department. The Outdoor Channel also utilizes the services of independent sales representatives. The Company intends to increase the size of its advertising sales staff in 1999.


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

         In 1999, the Company plans to produce and acquire additional programming for The Outdoor Channel which the Company believes will enable it to obtain greater distribution and increase advertising rates.


MARKETING

         In 1997, the Company entered a ten year contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Company has the option to renew this contract for two five year periods. Because it owns other outdoor-related businesses, The Outdoor Channel affords the Company the unique opportunity to market and sell its own outdoor-related products and services. As the Channel achieves greater name recognition and distribution, the Company anticipates that it will be able to increase sales of its products and services, as well as the sale and exclusive distribution of products produced by third parties. However, there can be no assurance that this will be the case. The Company believes this contract is presently beneficial to The Outdoor Channel, but in the future will constitute a significant asset of the Company.

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

         LOST DUTCHMAN'S

         Lost Dutchman's is a national recreational gold prospecting campground club, with campgrounds in California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. Lost Dutchman's currently has over 5,000 members. Lost Dutchman's memberships cost up to $5,000 with annual maintenance dues presently set at $120; however, significant discounts are available to those members who purchase memberships at Company sponsored outings or trade shows.

         Lost Dutchman's members are entitled to use any of the fourteen campgrounds owned by the Company or by an affiliated organization, pursuant to a mutual use agreement between the Company and such organization. Members are entitled to keep all gold found while prospecting on any of the Company's properties. The Company is committed only to those duties which would be required as an absentee owner of raw land, such as the payment of property taxes. Eight of the properties have a caretaker which the Company has been able to retain at a minimal monthly expense advance which averages about $550 per month. The caretaker's job it is to provide minor repairs and maintenance such as keeping the weeds down, cleaning bathrooms and other facilities, if any, and generally taking care of the property and the campers. It is worthy of note that in many instances, when a major improvement has been made to a property such as a building, a clubhouse or road, that Lost Dutchmans members have contributed both labor and materials towards its construction so that the Company had very little cost in the project. It is the Company's intention to actively acquire and develop additional recreational properties and to add recreational facilities and improvements at current camps.

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

         GPAA

         GPAA is the largest recreational gold prospecting club in the world, with approximately 35,000 active members. GPAA publishes and sells the Mining Guide, which contains detailed information on mining claims comprising approximately 100,000 acres and is updated annually, as well as the bi-monthly Gold Prospector magazine, which has a distribution of approximately 65,000 copies. GPAA also operates gold prospecting trade shows and conventions, from which the Company derives revenue from admissions and booth rentals, and sells recreational gold prospecting-related merchandise.

         GPAA's initial memberships cost $67.50. Members are entitled to receive a 14" gold pan, an annual subscription to the Gold Prospector magazine, an annual subscription to the quarterly Pick & Shovel Gazette, the GPAA Mining Guide which currently contains over 500 pages of information and a Prospecting Permit as well as related merchandise. Annual renewal membership fees range from $20 to $59. The Company markets and advertises GPAA memberships and products on The Outdoor Channel. GPAA also produces the Gold Fever television show which airs on The Outdoor Channel, as well as, several other selected markets. GPAA also owns approximately 50 hours of original programming of the Gold Prospectors Show which the Company intends on re-editing and airing on The Outdoor Channel.

         THE TRIPS DIVISION

         The Trips Division offers unique recreational gold prospecting trips to residents of the United States and Canada. The principal trip offered by the Trips Division is the annual trip to Alaska, the fees for which are up to $1,950 per week and $950 per additional week, including round-trip transportation to and from Seattle, Washington. The Alaska Trip crew usually arrives in early June with the camp closing in mid August. The Alaskan expedition begins in Nome, Alaska where participants are taken to the Company's 2,300-acre camp on the Cripple River adjacent to the Bering Sea. In 1998, the Alaska trip had approximately 317 participants, and the Company expects that the number of participants will increase in the future due to the Company's increased advertising and marketing efforts on The Outdoor Channel, as well as advertisements in the Gold Prospector magazine and on the Gold Prospectors' Show and Gold Fever Show.

         The Trips Division also offers the Mother Lode Expedition in September and October. The destination of the Motherlode Expedition is the heart of the historic motherlode area in central California. Participation is generally limited to 20 persons per week with a weekly fee of $950. The Motherlode Expedition runs three to four weeks depending upon demand. Due to the size of the Motherlode Expedition camp site, it is not anticipated that this trip will be significantly expanded. As circumstances and opportunities warrant, the Company will consider offering trips to other locations.


COMPETITION

         There is intense competition for viewers among companies providing programming services via cable television and through other video delivery systems. More than 120 programming services are currently distributed nationwide by satellite to cable systems. The Outdoor Channel competes for advertising revenues with other national cable programming services, broadcast networks, local over-the-air television stations, broadcast radio and the print media. The Outdoor Channel's closest direct competitors are the Outdoor Life Network and to a lesser extent, The Nashville Network and ESPN. The Outdoor Channel believes that while its closest competitor has a similar name there is a substantial difference between the two networks. The Outdoor Channel emphasizes traditional outdoor activities such as fishing and hunting while the other network features a significant amount of outdoor competitive sports and nature observation. The Outdoor Channel believes that its closest competitor is well funded and well connected but believes this benefits The Outdoor Channel since it will serve as a barrier to competition for future programmers in this niche. More generally, The Outdoor Channel competes with various other leisure-time activities such as home videos, movie theaters, and other alternative forms of information and entertainment.

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

         The Outdoor Channel has positioned itself with cable operators as the lower cost provider in its niche. The Company believes that The Outdoor Channel is receiving higher advertising rates than its closest competitor due to a higher percentage of viewership. The Company believes that it has an advantage over its competitors in attracting advertisers of outdoor-related products and services because the Company, unlike its competitors, broadcasts The Outdoor Channel to approximately 5 million direct to home large dish satellite receivers and offers its advertisers exposure through a programming format which focuses exclusively on the traditional outdoor lifestyle of hunting, fishing, camping and related outdoor activities. In addition, while developments such as digital compression and new distributors in the cable marketplace may have the effect of increasing competition for The Outdoor Channel, they also create tremendous potential for additional distribution for the network.

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

              Year             Participants
              ----             ------------
              1991                 220
              1992                 215
              1993                 579
              1994                 538
              1995                 369
              1996                 378
              1997                 430
              1998                 317

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


EMPLOYEES

         As of December 31, 1998, the Company, not including The Outdoor Channel, had a total of 29 employees of which 28 were full time. The Outdoor Channel had a total of 18 employees all of which were full time. The Company also engages the services of additional employees during the Alaskan trip offered by the Trips Division. During 1998, the Company engaged the services of approximately eight such seasonal employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


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

         FEDERAL CABLE REGULATION

         In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which provides, among other things, for a "must carry" regime for local broadcast stations (which requires the mandatory carriage of certain broadcast stations and payments by cable operators to other broadcast stations for retransmission of their signals in some instances), for channel positioning rights for certain local broadcast stations, for limits on the size of MSOs, for limits on carriage by cable systems and other video distributors of affiliated program services, for a prohibition on programmers in which cable operators have an "attributable interest" from discriminating between cable operators and their competitors, or among cable operators, and for increased competition in video programming distribution (both within the cable industry and between cable and competing video distributors). In addition, the 1992 Cable Act requires the FCC to establish national guidelines for the rates that cable operators subject to rate regulation may charge for basic cable service and certain other services and to establish guidelines for determining when cable programming may not be provided exclusively to cable system operators. In 1996, Congress enacted the most comprehensive rewrite of telecommunications law since the Communications Act of 1934, reversing or modifying many of the provisions of the 1992 Act. Among other things, the legislation allows cable and telephone industries into each other's markets and phased out federal cable rate regulation in most instances. The Company believes these developments are positive for The Outdoor Channel, as they will result in significantly expanded channel capacity, new distributors to whom the Company can market the network, and new pressures on cable operators to launch new programming services, both for competitive reasons and because they will once again be able to recover the costs of new programming through rate actions. Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matter which could affect The Outdoor Channel. The Company is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on The Outdoor Channel's operations.

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


STANTON PROPERTY

         The Stanton property consists of 35 patented acres and is located approximately 50 miles northwest of Phoenix, Arizona. It is contiguous with 85 acres owned by an affiliated organization with which Global has a mutual use agreement. Either on Global's property or the other organization's property there are sanitary facilities, showers, club house, pool room, card room, library, kitchen area with sink, water and electric outlets, 65 sites for hookups and parking for several hundred self contained units. The camp's office is staffed with a caretaker. Gold is present throughout the property from surface to bedrock. The Stanton camp is presently only partially open while significant sanitary facility and other improvements are being completed. It is anticipated that this camp will reopen by the middle of 1999.


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

VEIN MOUNTAIN CAMP

         The Vein Mountain Camp, located in West Central North Carolina approximately 7 miles from the town of Marion, was acquired in February 1996. The Camp consists of 130 deeded acres located in the middle of North Carolina's motherlode. Between 1829 and 1830 seven pound nuggets were reported to have been taken from the property. During the same era a 28 pound nugget and 200 pound mass of gold and quartz were reported to have been taken within several miles of the property. There presently are some improvement to the property including two pole barns, outhouse, water well and telephone. Vein mountain has a caretaker who lives on site. Future plans include bathrooms, showers, water and a clubhouse. Completion of some improvements is estimated in 1 to 2 years. There is camping for up to 250 self-contained recreational vehicles.


JUNCTION BAR PLACER

         The Junction Bar Placer is located at the confluence of the Klamath and Scott Rivers in northern California. Fourteen of the property's 26 acres of patented land are zoned Highway Commercial. With frontage on both Highway 96 and Scott River Road, this property has excellent development potential. Future plans include bathrooms, showers, water and a clubhouse. Global has begun to develop the Junction Bar Placer. Global has conducted a survey of the property as well as contracted an architect to draw plans for a campground facility. Global commenced work on obtaining local approval to construct facilities in 1995. Junction Bar Placer has a caretaker who lives on site. Completion of some improvements is estimated in 1 to 2 years.


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


                                                  High             Low
                                                  ----             ---

1998  First Quarter                               3.00             1.38
      Second Quarter                              3.12             2.00
      Third Quarter                               2.75             1.50
      Fourth Quarter                              2.50             1.06

1997  First Quarter                               4.25             1.62
      Second Quarter                              4.25             1.88
      Third Quarter                               3.25             1.50
      Fourth Quarter                              3.75             2.00

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

      In October 1991, February 1993, April 1994, November 1995, December 1996, December 1997 and May 1999, Global authorized paying a dividend payable in Common Stock to Global's Preferred Stockholder for the years 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998.

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

      In 1998, Global issued 5,376 shares of Common Stock to various persons for services rendered to the Company. In December 1998, 1,000,000 Earn Out Shares were issued to the former shareholders of GPAA pursuant to the agreement whereby the Company acquired GPAA on February 10, 1995 (See "Certain Transactions"). In November 1998, 250,000 shares of Common Stock issued to USA Networks as collateral for performance on a transponder sublease were returned to the Company and cancelled due to the expiration of the sublease.

      As of approximately March 31, 1999, Global had 1,112 shareholders of record of its Common Stock and 208 shareholders of its Preferred Stock.

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

         On February 10, 1995, Global acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock and potential Earn Out Shares issuable contingent upon specified levels of earnings or appraised value (See "Certain Transactions"). In December 1998, 1,000,000 Earn Out Shares were issued to the former shareholders of GPAA pursuant to the agreement whereby Global acquired GPAA. The primary basis for issuing the Earn Out Shares was the value of The Outdoor Channel further described herein. Since GPAA was a commonly controlled company, its assets and liabilities were recorded in 1995 at their historical cost basis in a manner similar to a pooling of interests, and the additional shares issued 1998 were recorded at their par value (See "Note 9 to the Consolidated Financial Statements").

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

         In April 1998, The Outdoor Channel signed an affiliation agreement with EchoStar Satellite Corporation ("EchoStar"), one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately two million subscribers. The Outdoor Channel's launch on EchoStar's Dish Network occurred in December 1998. Commencing February 1, 1999, The Outdoor Channel became available on the Dish Network on an al a carte basis (i.e stand alone) for a fee of $1.99 per month. Through April 1999, there were approximately 100,000 subscribers to The Outdoor Channel on the Dish Network. The Channel receives a significant portion of the monthly subscriber fees. For the month of April 1999 the Channel's portion was approximately $65,000.

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

         In August 1998, The Outdoor Channel signed a national carriage agreement with Time Warner Cable, a division of Time Warner Entertainment Company ("Time Warner"), one of the two largest multiple cable system operators ("MSOs") in the U.S. The Company believes there will be significant distribution of The Outdoor Channel on Time Warner systems. As of May 1999, the Channel had received confirmation that The Outdoor Channel was available or was soon to be available to approximately 2 million homes serviced by Time Warner's Athena digital programming service.

         A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. As of May 1999, The Outdoor Channel was launched on approximately 1,500 cable systems with approximately 3.5 million subscribers. The Outdoor Channel is under contract with or has signed national carriage agreements with over 75 of the top 100 multi-system cable operators representing over 40 million potential households. The Channel's list of affiliates includes AT&T Corp., which recently merged with Tele-Communications Inc., and Time Warner, the two largest cable operators in the country. In addition, the Channel is in active negotiations with many of the other unsigned cable operators. In the future, the Company believes that the Channel will be able to enter into more agreements with operators of systems that the Channel is under contract within as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. The Outdoor Channel intends to continue its promotional activities, such as attending regional and local cable trade shows, in order to increase cable industry awareness of The Outdoor Channel.

         In November 1998, The Outdoor Channel renewed its media placement agreement with Frederiksen Television, Inc. for the placement of direct response programming on The Outdoor Channel, primarily during off hours. The Outdoor Channel receives significant revenues under this agreement.

         In December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. Since that time the Company has not advanced significant funds to the Channel with The Outdoor Channel supporting itself primarily with its revenues and outside investor funds. $2,000,502 was raised from private investors in the Channel's private placement from December 1997 through the closing of the placement on March 5, 1999, at which time, the Company owned approximately 84% of The Outdoor Channel. Of the total money raised, approximately $617,00 was raised after December 1998. In the event all outstanding options to purchase Common Stock in the Channel were exercised, as of March 5, 1999, the Company would own approximately 68% of The Outdoor Channel (See Note 9 to the Consolidated Financial Statements).

         The Company closed a follow-on public offering in October 1997. The follow-on public offering consisted of the sale of Units at a price of $8.00 per Unit, each made up of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock. A total of 52,034 Units, comprised of 104,068 shares of Common Stock and 52,034 Class F Warrants, were sold for $416,272. Net proceeds to the Company were approximately $314,000 in 1997.

         Since July 30, 1997, the Company's Common Stock has been traded on the NASD's over the counter Bulletin Board. Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including internet sites on America On Line, Yahoo Finance and Paww's Financial Network.


COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

         REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips and Outings Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the year ended December 31, 1998 were $6,685,913, an increase of $758,248 or 13%, compared to revenues of $5,927,665 for the year ended December 31, 1997. This increase was primarily the result of an increase in advertising revenues. Advertising revenues increased substantially to $2,338,094 for the year ended December 31, 1998 compared to $1,563,985 for the year ended December 31, 1997, due primarily to an increase in advertising revenue at The Outdoor Channel. Membership services increased modestly to $3,577,522 for the year ended December 31, 1998, compared to $3,336,326 for the year ended December 31, 1997, due primarily to the average life of Lost Dutchman's memberships being changed from ten to seven years to reflect actual operating experience. Revenues from the trips and outings was down notably at $770,297 for the year ended December 31, 1998 compared to $1,027,354 for the year ended December 31, 1997, due to decreased participation on the Alaska trip and Motherlode expedition. Allocation of significant time and resources to financing, distribution and revenue for The Outdoor Channel continued to adversely affect revenues of other divisions in 1998.

         EXPENSES. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the year ended December 31, 1998 were $6,646,920, a significant decrease of $1,202,154, or 15%, compared to $7,849,074 for the year ended December 31, 1997. This substantial drop in expenses was due primarily to the Company lowering its selling, general and administrative expenses which decreased substantially to $3,577,444 for the year ended December 31, 1998, compared to $4,853,032 for the year ended December 31, 1997. This decrease was due to the Company's significant efforts to control its personnel and administrative costs. Satellite transmission fees remained nearly the same at $2,278,956 for the year ended December 31, 1998, compared to $2,120,369 for the year ended December 31, 1997, due to the stabilization of transponder and uplink costs for The Outdoor Channel. Trips and outings decreased significantly to $516,283 for the year ended December 31, 1998, compared to $655,834 for the year ended December 31, 1997, due to the decreased participation on the Alaska trip and Motherlode expedition.

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY. Income before income taxes and minority interest in net loss of consolidated subsidiary increased very substantially as a percentage of revenues to 11% for the year ended December 31, 1998 from a loss of (31)% for the year ended December 31, 1997. This was due primarily to the Company having operating income of $38,993 for the year ended December 31, 1998, compared to an operating loss of $(1,921,409) for the year ended December 31, 1997. Also, gain on the sale of common stock of subsidiary increased to $903,423 for the year ended December 31, 1998, compared to $363,660 for the year ended December 31, 1997, due to the Company selling approximately 9% of The Outdoor Channel common stock to outside investors in 1998 compared to approximately 4% in 1997.

         INCOME TAXES. The Company did not have any income taxes payable for the year ended December 31, 1998, except state taxes of $800, due to the availability of its loss carryforward. The income tax credit for the year ended December 31, 1997 was due to availability of an income tax carryback refund.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

         REVENUES. Revenues for the year ended December 31, 1997 were $5,927,665, an increase of $669,657 or 13%, compared to revenues of $5,258,008 for the year ended December 31, 1996. This increase was primarily due to advertising revenues increasing substantially to $1,563,985 for the year ended December 31, 1997 compared to $960,462 for the year ended December 31, 1996, due principally to an increase in advertising revenues at The Outdoor Channel. Membership services remained virtually the same with revenues of $3,336,326 for the year ended December 31, 1997, compared to $3,399,420 for the year ended December 31, 1996. Revenues from the Trips and Outings Division were up notably at $1,027,354 for the year ended December 31, 1997 compared to $828,901 for the year ended December 31, 1996, due to increased participation on the Alaska trip and the significantly increased participation on the Motherlode expedition. Despite management devoting significant time and resources to increasing distribution and revenues for The Outdoor Channel during 1997, the Company increased its sales for the Trips and outings division and was able to maintain level revenues for the Membership Services Division.

         EXPENSES. Expenses for the year ended December 31, 1997 were $7,849,074, a decrease of $403,292, or 5%, compared to $8,252,366 for the year ended December 31, 1996. This relatively even expense level for both years was due primarily to the combination of a significant decrease in expenses for advertising and programming and an offsetting increase in expenses for satellite transmission fees. Advertising and programming decreased dramatically during the year ended December 31, 1997, primarily due to the discontinuation of the Gold Prospecting Show on The Nashville Network ("TNN"). The "Gold Prospecting Show" was produced for airing on TNN and was popular with viewers. However, production and airing costs per show were approximately $43,000. Due to the lack of immediate commercial success, the Company decided to devote its resources to other aspects of the Company's business with the show ending its run on TNN in May 1996. Advertising and programming was $219,839 for the year ended December 31, 1997, a decrease of $725,518 compared to $945,357 for the year ended December 31, 1996. On the other hand, satellite transmission fees increased substantially to $2,120,369 for the year ended December 31, 1997, compared to $1,441,619 for the year ended December 31, 1996, due to increases in transponder and uplink costs for The Outdoor Channel. Selling, general and administrative expenses were nearly the same at $4,853,032 for the year ended December 31, 1997, compared to $4,851,648 for the year ended December 31, 1996. Trips and outings expense increased to $655,834 for the year ended December 31, 1997, compared to $553,596 for the year ended December 31, 1996, due to the increased participation on the Alaska trip.

         LOSS BEFORE INCOME TAXES AND MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY. Loss before income taxes and minority interest in net loss of consolidated subsidiary decreased as a percentage of revenues from (57)% for the year ended December 31, 1996 to (31%) for the year ended December 31, 1997. This was due to increased revenues while expenses, in the aggregate, remained near the same level for the year ended December 31, 1997, compared to the year ended December 31, 1996. Also, gain on the sale of subsidiary stock was $363,660 for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996, due to the Company selling approximately 4% of The Outdoor Channel Common Stock to outside investors with no such sales occurring in 1996.

         INCOME TAX BENEFIT. Income tax benefit for the year ended December 31, 1997 was $80,215 which was substantially less than $217,658 for the year ended December 31, 1996, due to the Company having a significantly smaller loss for 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company utilized cash from operations of $681,675 in 1998, compared to utilizing cash from operations of $511,571 in 1997 and had a cash balance of $326,225 at December 31, 1998, which was a decrease of $47,143 from the balance of $373,368 at December 31, 1997. Current assets decreased to $788,850 in 1998 compared to $1,001,696 in 1997. Current liabilities decreased to $1,548,037 for 1998 compared to $2,559,154 for 1997. Net working capital deficit decreased to $(759,187) in 1998, compared to $(1,557,458) in 1997.

         In 1998, the Company generated a modest operating profit of $38,993 compared to an operating loss of $(1,921,409) in 1997. The Company also obtained cash from the sale of a 9% and a 4% interest in The Outdoor Channel, and recognized gains on such sales of $903,423 and $363,660 in 1998 and 1997, respectively.

         In December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. Since that time the Company has not advanced significant funds to the Channel. The Outdoor Channel has financed its operations with its revenues and outside investor funds. The Outdoor Channel raised $1,003,000 from private investors in 1998. As of December 31, 1998, The Outdoor Channel owed the Company approximately $1,000,000.

         As of December 31, 1998, the Company had three notes in the aggregate amount of $833,137 payable to a bank outstanding at interest rates ranging from 10.875% to 12.25%. These notes are secured by substantially all of the Company's assets and are personally guaranteed by Perry T. Massie, Thomas H. Massie and Wilma M. Massie.

         As of December 31, 1998, the Company had four notes payable to unaffiliated individuals, with balances outstanding as of that date of $56,523, $66,260, $93,926 and $95,191. The first three notes bear interest rates that range from 8% to 9.5% and are due in August 1999, April 2000 and December 2000, respectively. The fourth note bears interest at 7.5% with principal payments of $50,000 due every January through 2000.

         As of June 1999, management believes the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is continuing the trend of increased revenues. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels through January 1, 2000. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present stockholders as a result of any such financing. The primary source for short-term financing for The Outdoor Channel has been its recently closed private placement. There can be no assurance that this source will continue to be available, if needed, in the future. In the event The Outdoor Channel is required to seek financing, there can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to The Outdoor Channel or its stockholders. At the current level of operations, the Company is retiring some existing debt, has made substantial improvements at its Stanton Camp in 1999 and is planning modest improvements to its other properties. The Company anticipates that The Outdoor Channel will commence retiring some of its debt with the Company in 1999. The Company intends to utilize such funds to be in a position to retire portions of its bank loan and make Lost Dutchman's and GPAA acquisitions and improvements.


YEAR 2000

         Computer systems, computer software and equipment dependent on microprocessors may cease to function or work incorrectly when the year 2000 arrives. The problem affects those systems and computer products which are programmed to use a two digit code for the year, and may read the code "00" as 1900 rather than 2000. To prevent critical failures of important computers or products, this problem, sometimes referred to as the "Year 2000" problem, must be identified and corrected. Systems and equipment that will not experience this problem are generally referred to as "Year 2000 compliant."

         The Company has reviewed all its systems, and based on its review, believes it will not have any material "in house" problems regarding the Year 2000 and is Year 2000 compliant. The Company has not incurred any material expense regarding this review.

         The Company believes that, with respect to technological operations which are dependent on third parties, the worst case scenario for the Company would be for critical vendors or service providers to have Year 2000 problems. These critical vendors and suppliers include bank card processors, long distance telephone service providers, the full time satellite provider and uplink service. Although the significant vendors have advised us that they are in compliance, contingency plans include alternative vendors and suppliers.


ITEM.7   FINANCIAL STATEMENTS

         Following are consolidated financial statements of the registrant for the years ended December 31, 1998 and 1997.

                              GLOBAL OUTDOORS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For The Years Ended December 31, 1998 and 1997

                                      with

                      INDEPENDENT AUDITORS' REPORTS THEREON

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES



                                      INDEX
                                      -----


                                                                            PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                     23

CONSOLIDATED BALANCE SHEETS
     DECEMBER 31, 1998 AND 1997                                               25

CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 1998 AND 1997                                   27

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
     YEARS ENDED DECEMBER 31, 1998 AND 1997                                   28

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 1998 AND 1997                                   29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders and Board of Directors
     Global Outdoors, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of GLOBAL OUTDOORS, INC. AND SUBSIDIARIES as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Outdoors, Inc. and Subsidiaries as of December 31, 1998, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                                     /s/ J.H. Cohn LLP
                                                     J.H. COHN LLP
San Diego, California
April 30, 1999

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



                                                     /s/ Corbin & Wertz
                                                     CORBIN & WERTZ
Irvine, California
April 14, 1998

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                                                            1998          1997
                                                                        ------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents                                          $   326,225   $   373,368
     Accounts receivables, net of allowance for
       doubtful accounts of $54,766 and $48,958                             405,350       159,069
     Inventories                                                             45,454       105,735
     Income tax refunds receivable                                            1,549       310,215
     Current portion of receivable from stockholder                           8,850        34,200
     Other current assets                                                     1,422        19,109
                                                                        ------------  ------------
         Total current assets                                               788,850     1,001,696
                                                                        ------------  ------------

Property, plant and equipment, net:
     Membership recreational mining properties                            1,025,850     1,020,239
     Alaska recreational mining properties                                1,452,640     1,466,095
     Outdoor Channel equipment and improvements                             263,769       317,534
     Other equipment and leasehold improvements                             168,189       162,313
                                                                        ------------  ------------
         Property, plant and equipment, net                               2,910,448     2,966,181
                                                                        ------------  ------------

Receivable from stockholder, net of current portion                               -       160,586
Trademark, net of accumulated amortization of
   $18,606 and $6,579                                                        90,992        95,770
Deposits and other assets                                                    42,200        34,000
                                                                        ------------  ------------

         Totals                                                         $ 3,832,490   $  4,258,233
                                                                        ============  =============



Continued

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997


                                                                            1998          1997
                                                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                              $   547,229   $   964,812
     Current portion of notes and capital lease
       obligations payable                                                  999,038     1,131,301
     Current portion of stockholder loans                                     1,770       463,041
                                                                        ------------  ------------
              Total current liabilities                                   1,548,037     2,559,154

Stockholder loans, net of current portion                                   462,637        47,337
Other notes and capital lease obligations payable,
  net of current portion                                                    339,217       502,692
Deferred revenues                                                         1,431,823     2,215,114
Deferred rent obligations                                                   474,920       283,262
Deferred compensation                                                       260,000       200,000
                                                                        ------------  ------------
              Total liabilities                                           4,516,634     5,807,559
                                                                        ------------  ------------

Commitments and contingencies

Minority interest in subsidiary                                              40,102        16,340
                                                                        ------------  ------------

Stockholders' deficit:
     Convertible preferred stock, nonvoting, 10%
       noncumulative, no liquidation preference, $.001
       par value; 10,000,000 shares authorized; 60,675
       shares issued and outstanding                                             61            61
     Common stock, $.02 par value; 50,000,000 shares
       authorized; 5,253,937 shares and 4,248,561
       shares issued and outstanding                                        105,079        84,971
     Less common stock subscriptions receivable                            (221,250)     (221,250)
     Additional paid-in capital                                           3,313,777     3,316,381
     Accumulated deficit                                                 (3,921,913)   (4,745,829)
                                                                        ------------  ------------
              Total stockholders' deficit                                  (724,246)   (1,565,666)
                                                                        ------------  ------------

              Totals                                                    $ 3,832,490   $ 4,258,233
                                                                        ============  ============



                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                            1998          1997
                                                                        ------------  ------------
Revenues:
     Membership services                                                $ 3,577,522   $ 3,336,326
     Advertising                                                          2,338,094     1,563,985
     Trips and outings                                                      770,297     1,027,354
                                                                        ------------  ------------
         Total revenues                                                   6,685,913     5,927,665
                                                                        ------------  ------------

Expenses:
     Satellite transmission fees                                          2,278,956     2,120,369
     Advertising and programming                                            274,237       219,839
     Trips and outings                                                      516,283       655,834
     Selling, general and administrative                                  3,577,444     4,853,032
                                                                        ------------  ------------
         Total expenses                                                   6,646,920     7,849,074
                                                                        ------------  ------------

Income (loss) from operations                                                38,993    (1,921,409)

Other income (expense):
     Gain on sale of common stock of subsidiary                             903,423       363,660
     Interest expense                                                      (246,503)     (250,964)
     Interest income                                                         28,988        18,092
     Loss on disposal of equipment                                                -       (20,055)
                                                                        ------------  ------------

Income (loss) before provision (credit) for income
  taxes and minority interest                                               724,901    (1,810,676)

Provision (credit) for income taxes                                             800       (80,215)
                                                                        ------------  ------------

Income (loss) before minority interest                                      724,101    (1,730,461)

Minority interest in net loss of consolidated
  subsidiary                                                                 99,815             -
                                                                        ------------  ------------

Net income (loss)                                                       $   823,916   $(1,730,461)
                                                                        ============  ============

Earnings (loss) per common share:
   Basic                                                                $      0.18   $     (0.40)
                                                                        ============  ============
   Diluted                                                              $      0.15
                                                                        ============

Weighted average number of common shares outstanding:
   Basic                                                                  4,457,593     4,356,371
                                                                        ============  ============
   Diluted                                                                5,541,768
                                                                        ============


                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                         Less Common
                                Convertible                                 Stock       Additional
                              Preferred Stock         Common Stock       Subscriptions   Paid-in      Accumulated
                              Shares    Amount     Shares      Amount     Receivable     Capital        Deficit           Total
                              ------   -------    ---------   ---------   -----------   -----------   -------------    ------------
Balance, January 1,
   1997                       60,775   $    61    4,122,394   $  82,448   $ (221,250)   $ 2,941,163   $ (3,000,112)    $  (197,690)
Preferred stock
   converted to
   common stock                 (100)                   100           2                          (2)
Common stock issued
   as dividend on
   preferred stock                                   12,398         248                      27,648        (15,256)         12,640
Common stock issued
   for services                                       9,600         192                      35,608                         35,800
Net proceeds from
  sale of common
  stock                                             104,069       2,081                     311,964                        314,045
Net loss                                                                                                (1,730,461)     (1,730,461)
                              ------   -------    ---------   ---------   -----------   -----------   -------------    ------------
Balance, December
   31, 1997                   60,675        61    4,248,561      84,971     (221,250)     3,316,381     (4,745,829)     (1,565,666)
Common stock issued
   in connection with
   "Earn Out" formula                             1,000,000      20,000                     (20,000)
Common stock issued
   for services                                       5,376         108                      21,396                         21,504
Return of funds to
   investors                                                                                 (4,000)                        (4,000)
Net income                                                                                                 823,916         823,916
                              ------   -------    ---------   ---------   -----------   -----------   -------------    ------------
Balance, December
  31, 1998                    60,675   $    61    5,253,937   $ 105,079   $ (221,250)   $ 3,313,777   $ (3,921,913)    $  (724,246)
                              ======   =======    =========   =========   ===========   ===========   =============    ============

                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                    1998                           1997
                                                                -------------                 -------------
Operating activities:
     Net income (loss)                                          $    823,916                  $ (1,730,461)
     Adjustments to reconcile net income (loss)
         to net cash used in operating activities:
         Depreciation and amortization                               237,850                       222,537
         Provision for doubtful accounts                               5,808                         9,716
         Common stock issued for services                             45,504                        35,800
         Rent expense paid through offsets against
           stockholder note receivable                                40,206                        85,271
         Deferred income taxes                                                                     (81,015)
         Interest on stock subscription receivable                    (8,850)                            -
         Gain on sale of common stock of subsidiary                 (903,423)                     (363,660)
         Minority interest in net loss of consolidated
           subsidiary                                                (99,815)                            -
         Loss on disposal of equipment                                     -                        20,055
         Cash supplied (used) by changes in operating
          assets and liabilities:
              Accounts receivable                                   (252,089)                      (86,451)
              Inventories                                             60,281                        53,626
              Income tax refunds receivable                          308,666                           800
              Other current assets                                    17,686                       155,263
              Deposits and other assets                               (8,200)                       18,240
              Accounts payable and accrued expenses                 (457,923)                      535,114
              Deferred revenues                                     (783,292)                      130,332
              Deferred rent obligations                              191,658                       283,262
              Deferred compensation                                  100,342                       200,000
                                                                -------------                 -------------
                  Net cash used in operating activities             (681,675)                     (511,571)
                                                                -------------                 -------------

Investing activities:
      Purchase of property, plant and equipment                     (174,809)                      (92,611)
      Expenditures for trademarks                                     (2,529)                      (12,025)
                                                                -------------                 -------------
                  Net cash used in investing activities             (177,338)                     (104,636)
                                                                -------------                 -------------


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                  1998                 1997
                                                                             ---------------     --------------
Financing activities:
     Principal payments on long-term debt and capital leases                 $     (295,738)     $    (309,173)
     Net proceeds from stockholder loans                                            108,608            522,676
     Return of funds to investors                                                    (4,000)                 -
     Net proceeds from sale of common stock                                               -            314,045
     Sale of subsidiary stock to the public                                       1,003,000            380,000
                                                                             ---------------     --------------
         Net cash provided by financing activities                                  811,870            907,548
                                                                             ---------------     --------------

Net increase (decrease) in cash and cash equivalents                                (47,143)           291,341

Cash and cash equivalents, beginning of year                                        373,368             82,027
                                                                             ---------------     --------------

Cash and cash equivalents, end of year                                       $      326,225      $     373,368
                                                                             ===============     ==============

Supplemental disclosures of cash flow information - interest paid            $      310,031      $     209,686
                                                                             ===============     ==============

Supplemental disclosures of noncash investing and financing activities:

     Acquisition of equipment under capital lease obligations                $       64,197      $      34,400
                                                                             ===============     ==============


                 See Notes to Consolidated Financial Statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and business:
              Description of operations:
                  Global Outdoors, Inc. ("Global Outdoors") was incorporated under the laws of the State of Alaska on October 22, 1984. Global Outdoors receives revenues from the sale of memberships in The Gold Prospectors Association of America, Inc. ("GPAA"), from advertisements in its bi-monthly magazine, THE GOLD PROSPECTOR, from merchandise sales and from sponsored outings to prospect for gold. GPAA also operates gold prospecting trade shows and conventions from which it derives revenue from admissions and booth rentals and sells recreational gold prospecting-related merchandise.

                  Other business activities of Global Outdoors consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Cripple River property located near Nome, Alaska, and the sale of memberships in the Lost Dutchman's Association, Inc. ("LDMA-AU") which entitle members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. Global Outdoors has also signed an agreement with another organization for the mutual use of recreational mining properties.

                  Global Outdoors also owns a majority interest (88% and 96% at December 31, 1998 and 1997, respectively) in the Outdoor Channel, Inc. (the "Outdoor Channel"), a national television network devoted to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Outdoor Channel was incorporated under the laws of the State of Nevada in 1990 under the name Gold News Network, Inc. In 1996, the incorporated name was changed to its present name.


Note 2 - Summary of significant accounting policies:
              Principles of consolidation:
                  The consolidated financial statements include the accounts of Global Outdoors, LDMA-AU, GPAA and the Outdoor Channel (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

              Use of estimates:
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could materially differ from those estimates.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
              Fair value of financial instruments:
                  The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, accounts payable, long-term debt and related party receivables and payables. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 1998. The fair market value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. It is not practicable to obtain the fair value of the Company's related party receivables and payables as market comparable information is not available for such instruments.

              Concentrations of credit risk:
                  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company reduces credit risk by placing its temporary cash investments (which, at times, may exceed Federally insured limits) with high credit quality financial institutions.

                  The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

              Major customer:
                  During 1998, one customer generated 17% of total Outdoor Channel advertising revenues.

              Inventories:
                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

              Depreciation and amortization:
                  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which range from five to 15 years.

              Trademarks:
                  The Outdoor Channel has the exclusive right to the trademark bearing its name. The trademark is being amortized on a straight-line basis over an estimated useful life of 15 years.

              Advertising:
                  The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $274,237 and $219,839 in 1998 and 1997, respectively.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies (continued):
              Revenue recognition:
                  The Company generates revenues from membership sales, sale of television advertising time, Alaska trips, gold shows and member and prospective member outings.

                  LDMA-AU memberships are contractual arrangements that provide members with recreational prospecting and mineral rights and the use of land and facilities for camping and recreational vehicle parking. LDMA-AU memberships sold by the Company generally have payment terms that provide for a down payment and monthly installments and are non-interest bearing and unsecured. Revenues are generally recognized on a straight-line basis over the estimated average life of the LDMA-AU membership. The Company does not record any receivables arising under these contracts due to the uncertainty of collection. Accordingly, revenues recognized do not exceed the total of the cash payments received and cash received in excess of revenue recognized is deferred. During 1998, based on a review of membership turnover, the Company changed its estimate of the average life of the LDMA-AU memberships from ten years to seven years. Management believes this term more accurately reflects the economics of the business and provides a better measure of operating results.

                  The Company also sells one to four year and lifetime ("Gold Life") GPAA memberships. The majority of the memberships are for one year. Multi-year GPAA membership revenues are recognized on a straight-line basis over the life of a membership or an estimated life of 15 years for a lifetime membership.

                  Advertising revenue for the Outdoor Channel is recognized when the advertisement takes place. Advertising revenue from advertisements in the Company's bi-monthly magazine is recognized when the magazine is distributed.

                  Revenues from the "Alaska trip" are recognized when trips are taken in June through August each year. Revenues from outings and gold shows are recognized at the time of the event.

              Income taxes:
                  The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies (continued):
              Impairment of long-lived assets:
                  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). Under SFAS 121, the impairment of long-lived assets, such as property and equipment and intangible assets, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company did not record any charges for the impairment of long-lived assets in 1998 and 1997.

              Earnings (loss) per common share:
                  The Company has presented "basic" earnings (loss) per common share in the accompanying consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those that could be issued upon the exercise of stock options and warrants and the conversion of preferred stock, were issued during the period.

                  For the purpose of computing diluted earnings per common share, the additional 1,000,000 "Earn Out Shares" issued to the former stockholders of GPAA effective December 31, 1998 as a result of the resolution of an acquisition contingency (see
                  Note 9) have been included in the weighted average number of common shares outstanding for the entire year. In addition, the computation of diluted earnings per share takes into account the effects on the weighted average number of common shares outstanding in 1998 of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the assumed conversion of all of the Company's outstanding shares of preferred stock, as shown in the table below. The assumed exercise of all of the Company's outstanding stock options and warrants and shares of preferred stock in 1997 would have been anti-dilutive and, accordingly, no diluted per share amount has been presented in the accompanying 1997 consolidated statement of operations.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued):
              Earnings (loss) per common share (concluded):
                  The following table reconciles the calculation of basic earnings per common share to diluted earnings per common share in 1998:

                                                                                      Number of     Earnings per
                                                                                       Shares       Common Share
                                                                                      ---------     ------------
                      Weighted average common shares outstanding
                         and basic earnings per common share                          4,457,593     $       .18
                                                                                                    ============
                      Dilutive effect of potential shares issued in
                         connection with Earn Out contingency (Note 9)                1,000,000
                      Dilutive effect of potential shares issuable
                         upon conversion of preferred stock                              60,675
                      Dilutive effect of potential common shares issuable
                         upon exercise of stock options and warrants                     23,500
                                                                                      ---------

                      Diluted weighted average common shares
                         outstanding and diluted earnings per
                         common share                                                 5,541,768     $       .15
                                                                                      =========     ============

              Stock-based compensation:
                  Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation to employees under APB 25.

              Recent accounting pronouncements:
                  The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 1998 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect as of December 31, 1998.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (concluded):
              Limitation on dividends:
                  Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from paying dividends to its stockholders as a result of its accumulated deficit as of December 31, 1998.

              Reclassifications:
                  Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentations.


Note 3 - Basis of presentation:
              As shown in the accompanying consolidated financial statements at December 31, 1998, the Company had a working capital deficit of $759,187, an accumulated deficit from losses since its inception of $3,921,913 and a resulting stockholders' deficit of $724,246. The start-up of the Outdoor Channel has been primarily responsible for the Company's recent losses, negative cash flows and working capital deficit since the membership businesses have been consistently profitable. The Company and private investors have funded the operations of the Outdoor Channel since it was acquired in 1995. In December 1997, the Company instituted a plan to make the Outdoor Channel self supporting. Since that time, the Company has not advanced significant funds to the Outdoor Channel and the Outdoor Channel has financed its operations primarily with increased revenues and funds from private investors.

              Historically, the Company has offset the cash flows used by operating activities primarily through sales of its common stock and borrowings from its principal stockholders. The Outdoor Channel raised $1,003,000 and $380,000 during 1998 and 1997, respectively, from sales of its common stock to private investors that were exempt from registration under the Securities Act of 1933 pursuant to a private placement memorandum.

              During the January through April 1999 period, the Outdoor Channel's revenues continued to increase and it began to generate positive cash flows from operating activities. Although there is no assurance such positive cash flows will continue, management believes both the Outdoor Channel and the Company's other segments will continue to generate sufficient positive cash flows from operating activities to enable the Company to continue its operations through the remainder of 1999. Management believes that if cash flows from operating activities are not sufficient, causing the Company to need to obtain alternative sources of funds, the Company will be able to continue its operations by raising funds through a private placement of additional equity securities of the Company and/or the Outdoor Channel. Accordingly, the accompanying consolidated financial statements have been prepared on a going-concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Deferred revenues:
              As of December 31, 1998, scheduled payments to be recognized as income assuming such amounts are collected in future years from existing LDMA-AU sales contracts are as follows:

                  Year Ending
                  December 31,                                          Amount
                  ------------                                       -----------
                      1999                                           $1,103,075
                      2000                                            1,207,797
                      2001                                            1,044,776
                      2002                                              725,039
                      2003                                              416,359
                      Thereafter                                        386,952
                                                                     -----------

                           Total                                     $4,883,998
                                                                     ===========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Equipment and improvements:
              Equipment and improvements consist of the following:

                                                                                              1998                 1997
                                                                                          ------------        ------------
                  Membership recreational mining properties:
                      Land                                                                $   926,378         $   926,378
                      Buildings and improvements                                              174,455             137,908
                                                                                          ------------        ------------
                                                                                            1,100,833           1,064,286
                      Less accumulated depreciation and amortization                          (74,983)            (44,047)
                                                                                          ------------        ------------
                           Subtotals                                                        1,025,850           1,020,239
                                                                                          ------------        ------------

                  Alaska recreational mining properties:
                      Land                                                                  1,129,773           1,129,773
                      Buildings and improvements                                              531,566             461,481
                      Vehicles and equipment                                                  950,591             950,591
                                                                                          ------------        ------------
                                                                                            2,611,930           2,541,845
                      Less accumulated depreciation and amortization                       (1,159,290)         (1,075,750)
                                                                                          ------------        ------------
                           Subtotals                                                        1,452,640           1,466,095
                                                                                          ------------        ------------

                  Outdoor Channel:
                      Equipment                                                               492,520             448,218
                      Furniture and fixtures                                                   67,551              67,551
                      Leasehold improvements                                                   25,626              25,626
                                                                                          ------------        ------------
                                                                                              585,697             541,395
                      Less accumulated depreciation and amortization                         (321,928)           (223,861)
                                                                                          ------------        ------------
                           Subtotals                                                          263,769             317,534
                                                                                          ------------        ------------

                  Other equipment and leasehold improvements:
                      Furniture and fixtures                                                   11,625              11,625
                      Equipment                                                               229,230             205,353
                      Vehicles                                                                150,283             150,283
                      Leasehold improvements                                                    6,578               6,578
                                                                                          ------------        ------------
                                                                                              397,716             373,839
                      Less accumulated depreciation and amortization                         (229,527)           (211,526)
                                                                                          ------------        ------------
                           Subtotals                                                          168,189             162,313
                                                                                          ------------        ------------

                           Totals                                                         $ 2,910,448         $ 2,966,181
                                                                                          ============        ============


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Long-term debt:
              Long-term debt (including capital lease obligations) at December
              31, 1998 and 1997 consists of the following:

                                                                                              1998                1997
                                                                                          ------------        ------------
                  Notes payable to individuals, secured by deed of
                     trust, payable in monthly installments of $811
                     including interest at 8.5%, balance due December 2000                $    93,926         $    95,605

                  Note payable to an individual, secured by first
                     deed of trust on land, payable in monthly
                     installments of $746 including interest at 9.5%,
                     balance due August 1999                                                   56,523              59,923

                  Note payable to an individual, secured by first deed
                     of trust on land, payable in monthly installments
                     of $900 including interest at 9%, balance due
                     April 2000                                                                66,260              85,817

                  Note payable to individuals, secured by first deed of
                     trust on land, payable in annual installments
                     of $50,000 beginning in 1997, with interest at 7.5%                       95,191             150,000

                  Note payable to the major stockholder, secured by
                     a motor home, payable at $520 per month
                     including interest at 9%                                                  50,378              50,378

                  Note payable to two major stockholders, due on
                     demand, maturing December 31, 2000, with
                     interest at 10%                                                          414,029             460,000

                  Note payable to a finance company, secured by a
                     vehicle, payable in monthly installments of $564
                     including interest at 10.3%                                               14,430              19,888

                  Installment note payable to a bank, secured by
                     substantially all of the Company's assets,
                     guaranteed by three major stockholders, payable
                     in monthly installments of $12,500  plus interest at
                     12.25%                                                                   112,500             262,500

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Long-term debt (concluded):

                                                                                              1998                 1997
                                                                                          ------------        ------------
                  Note payable to a bank, secured by substantially all
                     of the Company's assets, guaranteed by three
                     major stockholders, with interest due monthly at
                     the prime rate plus 3.125% (an effective rate of 10.875% at
                     December 31, 1998), due July 10, 1999                                $   648,000         $   648,000

                  Installment note payable to a bank, secured by
                     substantially all of the Company's assets, guaranteed
                     by three major stockholders, payable in monthly
                     installments of $1,545 plus interest pegged to an index
                     plus 4.5% (an effective rate of 12.25% at
                     December 31, 1998)                                                        72,637              91,183
                                                                                          ------------        ------------

                  Total notes payable                                                       1,623,874           1,923,294

                  Capital lease obligations (see Note 7)                                      178,788             221,077
                                                                                          ------------        ------------
                           Totals                                                           1,802,662           2,144,371

                  Less current maturities                                                   1,000,808           1,594,342
                                                                                          ------------        ------------

                  Long-term debt                                                          $   801,854         $   550,029
                                                                                          ============        ============


              The aggregate principal payments of long-term notes and capital lease obligations in years subsequent to December 31, 1998 are as follows:

                                                                     Year Ending
                  December 31,                                          Amount
                  ------------                                       -----------
                      1999                                           $1,000,808
                      2000                                              613,751
                      2001                                               40,353
                      2002                                               21,688
                      2003                                                5,096
                      Thereafter                                        120,966

              Interest expense on stockholder loans aggregated $54,184 and $29,371 in 1998 and 1997, respectively.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments:
              Operating leases:
                  The Company leases its office space from a stockholder under a lease which expires on December 31, 2001 and requires monthly rental payments of $8,250. The Company leases other facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2012. Generally, the most significant leases require escalating rental payments. Rent expense is recognized on a straight-line basis over each lease term. The excess of the expense accrued over the amounts currently payable is reflected as deferred rent obligations in the accompanying consolidated balance sheets.

                  Rent expense totaled $2,431,524 and $2,082,369 including charges of $99,000 and $85,271 under leases with related parties, during 1998 and 1997, respectively.

                  Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 1998 are as follows:

                      Year Ending
                      December 31,                                     Amount
                      ------------                                  ------------
                           1999                                     $ 1,980,791
                           2000                                       2,085,181
                           2001                                       2,089,737
                           2002                                       1,990,542
                           2003                                       1,982,636
                           Thereafter                                 7,720,000
                                                                    ------------
                                 Total                              $17,848,887
                                                                    ============

              Capital leases:
                  The Company leases certain equipment under capital leases which expire in 2001. At December 31, 1998, the Company's future minimum lease payments are as follows:

                      Year Ending
                      December 31,                                     Amount
                      ------------                                  ------------
                           1999                                     $   116,121
                           2000                                          67,510
                           2001                                          16,554
                                                                    ------------
                                                                        200,185
              Less amount representing interest
                ranging from 11% to 21.7%                               (21,397)
                                                                    ------------

              Present value of minimum lease payments                   178,788

              Less current portion                                      (98,929)
                                                                    ------------
              Long-term portion                                     $    79,859
                                                                    ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments (concluded):
              Capital leases (concluded):
                  The current and long-term portions of capital lease obligations are included in notes and capital lease obligations in the accompanying consolidated balance sheet (see Note 6).


Note 8 - Income taxes:
              As of December 31, 1998, the Company has net operating loss carryforwards available for federal and state income tax purposes of approximately $1,828,900 and $1,217,900, respectively, which begin to expire in 2012. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits from the net operating loss carryforwards and the other temporary differences by an equivalent valuation allowance at December 31, 1998 as shown below.

              The components of the provision (credit) for income taxes for 1998 and 1997 are summarized as follows:

                                                                               1998          1997
                                                                            ----------    ----------

                  Current - state                                           $     800     $     800

                  Effect of change in estimate                                              (81,015)
                                                                            ----------    ----------
                      Totals                                                $     800     $ (80,215)
                                                                            ==========    ==========

              The following table reconciles the federal statutory income tax rate to the effective tax rate for income taxes:

                                                                               1998           1997
                                                                            ----------    ----------
                  Federal statutory income tax rate                             34.0 %       (34.0)%
                  Effect of net operating loss carryforward                    (34.0)%        34.5
                  Effect of change in estimate                                                (4.9)
                                                                            ----------    ----------

                  Effective tax rate                                                -         (4.4)%
                                                                            ==========    ==========

               The Company's deferred tax assets at December 31, 1998 and 1997 consisted of the effects of temporary differences attributable to the following:

                                                                               1998              1997
                                                                            ------------     ------------

                  Bad debts                                                 $    24,000      $    20,000
                  Depreciation                                                   60,000           80,000
                  Accruals                                                      126,000          199,000
                  Deferred revenues                                             621,000          889,000
                  Net operating losses                                          761,000          712,000
                                                                            ------------     ------------
                                                                              1,592,000        1,900,000
                  Valuation allowance                                        (1,592,000)      (1,900,000)
                                                                            ------------     ------------
                      Totals                                                $         -      $         -
                                                                            ============     =============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Equity transactions:
              Convertible preferred stock:
                  Each share of preferred stock is convertible into one share of common stock of the Company. Accordingly, at December 31, 1998, 60,675 shares of the Company's common stock are reserved for issuance on the conversion of the outstanding preferred shares.

              Issuances of common stock by the Company:
                  During 1997, the Company sold 52,034 units at $8.00 per unit. Each unit consists of two shares of the Company's common stock and one warrant to purchase one share of the Company's common stock at $5.50 per share, subject to adjustments as defined, over a two-year period expiring on January 31, 1999. The warrants are subject to redemption, at anytime, by the Company at $.02 per warrant on 20 days prior notice. Proceeds to the Company were $314,045, net of offering costs of $102,227.

                  During 1997, the Company held in escrow 250,000 shares of its unissued common stock in lieu of a deposit under the terms of a satellite equipment lease. Under the terms of the lease, the lessor was to receive the common shares if the Company defaulted under the terms of the lease. At December 31, 1997, these shares were not reflected as outstanding. During 1998, the Company performed as required under the terms of the lease and the unissued shares were released from escrow.

                  On February 10, 1995, the Company acquired 100% of the outstanding common stock of GPAA in exchange for 2,500,000 shares of its common stock ("the Acquisition"). GPAA was 100% owned at the date of the Acquisition by the majority stockholders of the Company. Accordingly, the Acquisition was accounted for in a manner similar to a pooling of interests in 1995 and the assets and liabilities of GPAA were recorded at their historical carrying values. At the date of the Acquisition, GPAA owned the Outdoor Channel and also generated revenues from, among other activities, sales of memberships in the gold prospecting club and sales of related merchandise. The Acquisition agreement provided for the issuance of up to an additional 1,500,000 shares of common stock (the "Earn Out Shares") to the former stockholders GPAA contingent upon GPAA achieving certain earnings or valuation milestones subsequent to its acquisition. Effective as of December 31, 1998, the Company issued an additional 1,000,000 shares of its common stock to the former stockholders of GPAA based on the results of an appraisal, and its obligation to issue the remaining 500,000 shares terminated. Since the Acquisition had been accounted for as the equivalent of a pooling of interests, the shares were recorded at their par value of $20,000 and additional paid-in capital was reduced by an equivalent amount.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Equity transactions (continued):
              Issuances of common stock by the Company (concluded):
                  During 1998, the Company issued 5,376 shares of its common stock primarily for services rendered and recorded $21,504 as expense for such services. During 1997, the Company issued 9,600 shares of its common stock for services rendered and recorded $35,800 as expense for such services.

                  During 1998, the Company returned funds totaling $4,000 to various investors in connection with a public offering conducted during 1997 in compliance with state securities laws.

              Common stock subscriptions receivable by the Company:
                  On June 22, 1993, certain stockholders and other individuals exercised the stock option for the purchase of a total of 104,069 shares of common stock. In connection therewith, these individuals issued promissory notes to the Company whereby the individuals are obligated to pay a total of $221,250, plus interest at 4% per annum, on June 30, 1999. The notes are secured by the related shares of common stock.

              The Company's stock option plans:
                  The Company has three stock option plans: Stock Option Plan 1 ("Plan 1"), Stock Option Plan 2 ("Plan 2") and the 1995 Stock Option Plan (the "1995 Plan"). A summary of the status of the Company's three stock option plans at December 31, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                                                                                         Weighted
                                                                                                          Average
                                                                             Shares                    Exercise Price
                                                                          ------------                 --------------
                  Outstanding at January 1, 1997                              503,000                       $2.69

                  Options canceled or expired                                (125,000)                      $3.50
                                                                          ------------

                  Outstanding at December 31, 1997                            378,000                       $2.42

                  Options granted                                              50,000                       $3.00

                  Options canceled or expired                                 (13,000)                      $2.83
                                                                          ------------                 ------------

                  Options outstanding and exercisable
                    at December 31, 1998                                      415,000                       $2.45
                                                                          ============                 ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Equity transactions (continued):
              The Company's stock option plans (concluded):

                                                                              1998                      1997
                                                                              ----                      ----
                  Option price range at end of year                      $2.25 - $3.25             $2.25 - $3.25

                  Options available for grant at end of year                500,000                   537,000

                  Weighted average fair value of options
                     granted during the year                                  $.83                      N/A


                  The following table summarizes information about stock options outstanding at December 31, 1998, all of which are at fixed prices:

                                                                Options                     Options
                                                              Outstanding                 Exercisable
                                                              -----------                 -----------
                                                      Weighted
                                                       Average         Weighted                     Weighted
                Range of                              Remaining         Average                      Average
               Exercise              Number          Contractual       Exercise        Number       Exercise
                Prices            Outstanding            Life            Price       Exercisable      Price
            -------------         -----------        -----------       --------      -----------    ---------

            $2.25 - $2.50           350,000            4.5 years         $2.33         350,000        $2.33

            $3.00 - $3.25            65,000            3.7 years         $3.06          25,000        $3.15

              Issuances of common stock by the Outdoor Channel:
                  Prior to 1997, the Outdoor Channel had been a wholly-owned subsidiary of the Company. During 1997 the Outdoor Channel was authorized to issue up to 50,000,000 shares of common stock. During 1998 and 1997 the Outdoor Channel sold 877,000 and 380,000 shares of its common stock, respectively, at prices ranging from $1.00 to $1.50 per share, pursuant to a private placement memorandum that was exempt from registration under the Securities Act of 1933 and received proceeds of $1,003,000 and $380,000 in 1998 and 1997, respectively. As of December 31, 1998, the Company owned 9,000,000 shares or 88% of the 10,257,000 outstanding shares of the Outdoor Channel.

                  The Company recognizes non-operating gains or losses from direct sales of the common stock of a subsidiary to third parties at a price that is more or less than the Company's carrying amount per share. The Company recorded gains of $903,423 in 1998 and $363,660 in 1997 and minority interests of $99,815 in 1998 and $16,340 in 1997 as a result of sales of the Outdoor Channel common stock.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Equity transactions (continued):
              Issuances of common stock by the Outdoor Channel (concluded):
                  Also during 1998, the Outdoor Channel authorized but did not issue, 21,700 shares of common stock valued at $33,000 as a syndication fee in connection with the private placement memorandum, and 16,000 shares of common stock valued at $24,000 as a bonus to two employees.

                  During January 1999, the Company and the Outdoor Channel each sold 110,834 shares of Outdoor Channel common stock at $1.50 per share and in February 1999 each sold 71,250 shares at $2.00 per share and received net proceeds of approximately $618,000. The sales reduced the Company's ownership percentage in the Outdoor Channel to 84%.

              The Outdoor Channel's stock option plan:
                  During 1997, the Outdoor Channel established a stock option plan (the "1997 Plan") under which it may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 3,000,000 shares of its common stock at an exercise price determined by the board of directors subject to the following: (a) the exercise price of an incentive option shall not be less than 100% of fair market value of the common stock at the date of the grant; and (b) the exercise price of a non-qualified option shall not be less than 85% of the fair market value of the common stock at the date of the grant.

                  During 1998, the Outdoor Channel granted options to purchase 550,000 shares of common stock at an exercise price of $1.50 per share to various employees and directors of the Company. The options expire on December 31, 2003.

                  On December 1, 1998, the terms of the options for the purchase of 1,750,000 shares of common stock granted to directors and executive officers in 1997 were modified to extend their expiration date to December 31, 2007. There was no charge to operations in 1998 as a result of this modification of terms.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Equity transactions (continued):
              The Outdoor Channel's stock option plan (concluded):
                  A summary of the status of the Outdoor Channel's stock option plan at December 31, 1998 and 1997 and changes during the years then ended is presented in the table below:

                                                                                                   Weighted
                                                                                                   Average
                                                                                 Shares         Exercise Price
                                                                               -----------      --------------
                   Options granted during 1997 and
                      outstanding at December 31, 1997                          1,750,000        $     1.50

                   Options granted (a)                                          2,300,000              1.50

                   Options cancelled (a)                                       (1,750,000)             1.50
                                                                               -----------

                   Options outstanding and exercisable
                      at December 31, 1998 with an average
                      remaining contractual life of 8.9 years.                  2,300,000        $     1.50
                                                                               ===========       ===========



                                                                                  1998             1997
                                                                                 ------           ------

                  Option price range at end of year                            $    1.50         $     1.50

                  Options available for grant at end of year                     700,000          1,250,000

                  Weighted average fair value of options
                    granted during the year                                    $     .25         $        -

                  (a) Includes options subject to the modification of terms in 1998.


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Equity transactions (concluded):
              Additional required disclosures related to the stock option plans of the Company and the Outdoor Channel:
                  The Company has adopted the disclosure-only provisions of SFAS
                  123. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for the stock options granted by the Company and the Outdoor Channel since they were all issued to employees. The Company's historical net income (loss) and net earnings
                  (loss) per common share and pro forma net income (loss) and net earnings (loss) per common share assuming compensation cost had been determined in 1998 and 1997 based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123 is set forth below.

                                                                                1998                   1997
                                                                               ------                 ------
                      Net income (loss):
                           As reported                                         $823,916             $(1,730,461)
                           Pro forma                                           $240,616             $(1,792,780)

                      Basic earnings (loss) per common share:
                           As reported                                       $      .18             $      (.40)
                           Pro forma                                         $      .05             $      (.41)

                      Diluted earnings per common share:
                           As reported                                       $      .15
                           Pro forma                                         $      .04

                  The fair value of each option granted by the Company in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.3%; dividend yield of 0%; expected life of the options of 1 to 5 years; and a volatility factor of 59%.

                  For options granted by the Outdoor Channel, the fair value was estimated using the minimum value method, which approximates the Black-Scholes option-pricing model with no volatility.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Related party transactions:
              The Company has an agreement with a director and officer of the Company whereby the Company receives legal services at a cost of $10,000 per month of which $5,000 is paid in cash and an additional $5,000 is to be paid in cash or common stock of the Company at a future date as agreed upon by the Company and the director. In the event it is agreed that the director should accept stock, the agreement calls for the director to receive shares of the Company's common stock at the market value of the stock at the time the legal services were rendered. For both 1998 and 1997, the director was paid $60,000 and was entitled to receive $60,000 worth of common stock or cash pursuant to the agreement. Total deferred compensation due the director at December 31, 1998 and 1997 was $260,000 and $200,000,
              respectively.


Note 11 - Segment information:
              During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment information in the same format reviewed by the Company's management (the "management approach"). The Company segregates its business activities into the major areas that generate revenues. LDMA-AU and GPAA membership sales and related activities are reported separately as they deal with recreational prospecting and rights to use land and facilities for camping and recreational vehicle parking. Trips and outings constitute another business activity of the Company whereby members can participate in a group prospecting activity at a Company site, usually lasting for a week or less. The annual Alaska trip, included in this category, allows members to travel to the Company's Alaska property from one to six weeks to participate in prospecting activities. The Outdoor Channel is a separate business activity whereby the subsidiary broadcasts television programming on the Outdoor Channel 24 hours a day, seven days a week, and recognizes advertising and subscription revenues.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Segment information (concluded):
              Information with respect to these reportable business segments for the years ended December 31, 1998 and 1997 are as follows:



                                                        Income
                                                    (Loss) before                        Depreciation
                                                        Income              Total            and           Capital
1998                                Revenues             Taxes              Assets       Amortization    Expenditures
----                               -----------       -------------       ------------     -----------     -----------

Trips and outings                  $  770,617        $    170,991        $ 1,452,640      $   83,540      $   70,085
Outdoor Channel                     2,533,315          (1,228,522)           960,138         105,373          44,302
Membership sales
   of recreational
   prospecting and
   mineral rights
   and merchandise
   sales                            3,381,981           1,782,432          1,419,712          48,937          60,422
                                   -----------       -------------       ------------     -----------     -----------
Totals                             $6,685,913        $    724,901        $ 3,832,490      $  237,850      $  174,809
                                   ===========       =============       ============     ===========     ===========
1997
Trips and outings                  $1,027,354        $     99,322        $ 1,628,409      $   72,934      $   73,420
Outdoor Channel                     1,618,870          (2,262,381)           820,516          94,187          18,558
Membership sales
   of recreational
   prospecting and
   mineral rights
   and merchandise
   sales                            2,935,873             859,098          1,020,239           9,805             633
Other                                 345,568            (506,715)           789,069          45,611               -
                                   -----------       -------------       ------------     -----------     -----------

Totals                             $5,927,665        $ (1,810,676)       $ 4,258,233      $  222,537      $   92,611
                                   ===========       =============       ============     ===========     ===========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors, executive officers and key employees of the Company are as follows:

         Name                         Age                                   Position
         ----                         ---                                   --------

     Perry T. Massie                   36            Chief Executive Officer, President and Chairman of the
                                                     Board

     Thomas H. Massie                  34            Executive Vice President, Secretary and Vice Chairman of
                                                     the Board

     Richard K. Dickson II             53            Chief Operating Officer, General Counsel and Director

     Andrew J. Dale                    44            President and Chief Executive Officer of The Outdoor
                                                     Channel

     Jacob J. Hartwick                 45            Vice President Sales and Promotions and Executive Vice
                                                     President of The Outdoor Channel

     Wade E. Sherman                   28            Vice President Advertising Sales of The Outdoor Channel

     Richard D. Vermeer                60            Chief Financial Officer

     Ronald D. Ward                    40            Controller

         The term of each director will expire at the 2000 annual meeting of stockholders and when a successor is elected and qualified or upon his earlier death, resignation or removal. Officers serve at the discretion of the Board of Directors.

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

         THOMAS H. MASSIE has served as Secretary and a director of the Company since 1984. He has served as Executive Vice President of the Company and the President of Gold Prospectors' Association of America, Inc. since 1994 and Vice Chairman since 1999. Mr. Massie is also the host of the "Gold Fever Show." He attended the University of Alaska, Fairbanks from 1984 to 1986, studying business administration. Thomas H. Massie is the brother of Perry T. Massie.

         RICHARD K. DICKSON II has served Chief Operating Officer since April 1999 and has served as General Counsel and a director of the Company since 1994. >From 1994 to April 1999 he was Senior Vice President of the Company. From November 1984 until 1994, Mr. Dickson served as the Company's corporate counsel and has been a practicing attorney, specializing in corporate and securities law, with his own firm since 1979. Mr. Dickson served as an attorney with the California Department of Corporations from 1976 to 1979. He earned a Bachelor of Science degree in Business Administration from the University of California at Berkeley, a Masters in Business Administration from the University of Southern California and a law degree from the University of the Pacific.

         ANDREW J. DALE has served as Chief Executive Officer since September 1998 and President since November 1997. He was Chief Operating Officer of The Outdoor Channel since November 1997. From 1994 to November 1997 he was Senior Vice President Operations of The Outdoor Channel. From 1990 to 1993, he has acted as a video and television consultant to both Global Outdoors, Inc. and The Outdoor Channel. From 1989 to 1994, Mr. Dale was a production manager at Vidfilm Services, a major Hollywood post-production facility, whose clients include Disney, MCA, Columbia and a host of other major studios. Mr. Dale was born and raised in the United Kingdom.

         JACOB J. HARTWICK has served as Vice President of Sales and Promotions of the Company since 1994 and Executive Vice President of The Outdoor Channel since November 1997. From 1994 to November 1997, he was Vice President Sales and Promotions of The Outdoor Channel. From 1991 to 1994, he served as a Vice President of the Company. From 1986 through 1991, Mr. Hartwick served in various sales, marketing and administrative positions with Global Outdoors and its subsidiaries.

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

         RONALD D. WARD has served as the Controller of the Company since August 1998. From 1994 to August 1998, he was an independent consultant advising clients on a variety of accounting and financial matters. From 1978 to 1994, Mr. Ward was employed by Southern Distributors Corporation, a multi-state building materials distributor with annual sales of $70 million. From 1993 to 1994, he was Vice President of Finance and Controller of that company supervising a staff of twelve. Mr. Ward earned a B.A. degree in Accounting from California State University at Fullerton.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon its review of the copies of reports furnished to the Company, or representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1998, were satisfied.

BOARD OF DIRECTORS

         The Board of Directors of the Company took action by unanimous written consent or held meetings seven (7) times during the fiscal year ended December 31, 1998. Each incumbent Director attended at least seventy-five percent (75%) of the aggregate of the number of meetings of the Board and the number of meetings held by all committees of the Board on which he or she served. The Company does not have any standing committees. In July 1996, the Company amended its Articles of Incorporation to authorize the Board of Directors to be increased to a maximum of seven directors.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation received for the fiscal years ended December 31, 1998, 1997 and 1996 by the Company's Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 for fiscal years 1998, 1997 and 1996 (collectively, the "Named Executive Officers"):


                                             SUMMARY COMPENSATION TABLE

                                                          Annual Compensation                 Long Term Compensation
                                                          -------------------                 ----------------------
                                                                                                 Securities
                                                                             Other                 Under-
                                                                             Annual    Restricted  laying                All Other
                                                                             Compen-    Stock      Options/     LTIP      Compen-
Name and Principal Position               Year        Salary($)   Bonus($)   sation($)  Awards      /SARS     Payouts      ation
---------------------------               ----        ---------   --------   ---------  ------      -----     -------      -----

Perry T. Massie, CEO                      1998        68,000           -        -         -            -          -          -
                                          1997        69,231           -        -         -            -          -          -
                                          1996        84,000           -        -         -            -          -          -

Christopher B. Forgy                      1997        157,846          -        -         -            -          -          -
                                          1996        165,000          -        -         -            -          -          -

Richard K. Dickson II                     1998        120,000          -        -         -            -          -          -
                                          1997        120,000          -        -         -            -          -          -
                                          1996        120,000          -        -         -            -          -          -


         Mr. Dickson's compensation has been established at $120,000 per year, payable $60,000 in cash and $60,000 in either cash or stock which latter amount may be deferred, in whole or part. For 1998, $60,000 was deferred; for 1997, $60,000 was deferred; and for 1996, $50,000 was deferred. Such deferred amounts will be paid in either cash or stock at such time as is agreed upon by Mr. Dickson and the Company. Mr. Forgy's employment with The Outdoor Channel ended in November 1997.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                          % of Total
                                            Options
                           Number of        Granted
                          Securities          to          Exercise
                          Underlying       Employees       or Base
                            Options        in Fiscal        Price     Expiration
           Name           Granted (#)       Year(1)       ($/Share)      Date
           ----           -----------       -------       ---------      ----

Perry T. Massie, CEO           -               -              -            -

Richard D. Vermeer, CFO     50,000           100%           $3.00       3-31-05

---------------


                                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                             AND FISCAL YEAR-END OPTION VALUES

                                                   Number of Securities Underlying       Value of Unexercised
                                                        Unexercised Options              in-the-Money Options
                           Shares                       at Fiscal Year-End(#)            at Fiscal Year-End($)
                         Acquired On  Value             ---------------------            ---------------------
           Name          Exercise(#)  Realized($)   Exercisable     Unexercisable    Exercisable    Unexercisable
           ----          -----------  -----------   -----------     -------------    -----------    -------------

Perry T. Massie, CEO         -             -           85,000                -         $12,500               -

Thomas H. Massie             -             -           85,000                -          12,500               -

Richard K. Dickson II        -             -           25,000                -           6,250               -

Richard D. Vermeer           -             -           10,000           40,000               -               -



         The exercise price of the options listed above for Messrs. Perry T. Massie and Thomas H. Massie are $2.25 per share for 50,000 shares and $2.50 per share for 35,000 shares. The exercise price of the options listed above for Mr. Dickson is $2.25. The exercise price of the options listed above for Mr. Vermeer is $3.00. The Closing Price of Global's Common Stock at 1998 fiscal year-end was $2.50 per share.


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

         In September 1995, the Company authorized another stock option plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan was approved by the shareholders of the Company at the Company's 1996 Annual Meeting held on July 16, 1996. The 1995 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Common Stock in order to enhance the Company's ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers. The Company may grant incentive stock options and nonqualified stock options under the 1995 Stock Option Plan. As of December 31, 1998, there were options to purchase 65,000 shares of Common Stock outstanding under the 1995 Stock Option Plan with options to purchase 435,000 shares of Common Stock available for grant. The options granted under the 1995 Stock Option Plan are exercisable at a prices ranging from $3.00 to $3.25 per share.

DIRECTOR'S FEES

         The directors of the Company are also executive officers of the Company. For 1998 directors were not compensated separately or reimbursed for expenses incurred in attending meetings of the Board of Directors.


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


EMPLOYMENT CONTRACTS

         As of December 31, 1998 the Company did not have any employment contracts.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

       NAME AND ADDRESS OF BENEFICIAL                  SHARES BENEFICIALLY
         OWNER OR IDENTITY OF GROUP                         OWNED(1)
         --------------------------                         --------
                                                    NUMBER            PERCENT
                                                    ------            -------

Wilma M. Massie (3).........................       1,728,326               32%

Perry T. Massie (4)(5)......................       1,581,996               30%

Thomas H. Massie (6)(7).....................       1,599,500               30%

Richard K. Dickson II (8)...................         401,550                8%

Richard D. Vermeer (9)......................          20,100                *%

Andrew J. Dale (10).........................          25,100                *%

Jacob J. Hartwick (11)......................          20,112                *%

All directors and Named
Executive Officers as a
group (6 persons) (12)......................       3,648,358               67%

-------------


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 10, 1999, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.
(2) The address of each shareholder is c/o Global Outdoors, Inc., 43445 Business Park Dr., Suite 113, Temecula, California 92590.
(3) Includes 95,000 shares subject to options from the Company exercisable within 60 days of June 10, 1999.
(4) Includes 85,000 shares subject to options from the Company and 224,000 shares subject to options from Wilma M. Massie exercisable within 60 days of June 10, 1999.
(5) 11,900 of the shares shown are owned jointly by Perry T. Massie and his wife, Sandy Massie, who share voting and investment power with respect to such shares.
(6) Includes 85,000 shares subject to options from the Company and 224,000 shares subject to options from Wilma M. Massie exercisable within 60 days of June 10, 1999.
(7) 11,900 of the shares shown are owned jointly by Thomas H. Massie and his wife, Cindy Massie, who share voting and investment power with respect to such shares.
(8) Includes 25,000 shares subject to options from the Company and 300,000 shares subject to options from Wilma M. Massie exercisable within 60 days of June 10, 1999.
(9) Includes 20,000 shares subject to options from the Company exercisable within 60 days of June 10, 1999.
(10) Includes 20,000 shares subject to options from the Company exercisable within 60 days of June 10, 1999.
(11) Includes 20,000 shares subject to options from the Company exercisable within 60 days of June 10, 1999.
(12) Includes directors' and executive officers' shares listed above, including 255,000 shares subject to options from the Company and 748,000 shares subject to options from Wilma M. Massie exercisable within 60 days of June 10, 1999.

         The following table sets forth certain information regarding the beneficial ownership of The Outdoor Channel's Common Stock as of March 31, 1999 by each director and executive officer of The Outdoor Channel, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of The Outdoor Channel as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

       NAME AND ADDRESS OF BENEFICIAL                  SHARES BENEFICIALLY
         OWNER OR IDENTITY OF GROUP                         OWNED(1)
         --------------------------                         --------
                                                    NUMBER            PERCENT
                                                    ------            -------

Gold Prospector's Association of
  America, Inc. (3).........................       8,817,916               84%

Elizabeth J. Sanderson Burke (4)............         862,000                8%

Ray V. Miller (5)...........................         616,668                6%

Jerry R. Berglund (6).......................         400,000                4%

Andrew J. Dale (7)..........................         250,000                2%

Perry T. Massie (8).........................         200,000                2%

Thomas H. Massie (9)........................         200,000                2%

Wilma M. Massie (10)........................         200,000                2%

Richard K. Dickson II (11)..................         200,000                2%

Jacob J. Hartwick (12)......................         200,000                2%

Wade E. Sherman (13)........................         100,000                1%

All directors and Named
Executive Officers as a
group (10 persons) (14).....................       3,228,668               25%

-------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 10, 1999, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.
(2) The address of each shareholder is c/o The Outdoor Channel, Inc., 43445 Business Park Dr., Suite 103, Temecula, California 92590.
(3) Gold Prospector's Association of America, Inc. is 100% owned by Global Outdoors, Inc.
(4) Includes 500,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999. She is a director of The Outdoor Channel.
(5) Includes 400,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999 and 50,000 shares owned by Ray Miller's wife. He is a director of The Outdoor Channel.
(6) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999 and 110,000 shares owned by Jerry Berglund's wife and four children. He is a director of The Outdoor Channel.
(7) Includes 250,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999. He is a director of The Outdoor Channel.

(8) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999. He is a director of The Outdoor Channel.
(9) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999. He is a director of The Outdoor Channel.
(10) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999. She is a director of The Outdoor Channel.
(11) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999. He is a director of The Outdoor Channel.
(12) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999. He is a director of The Outdoor Channel.
(13) Includes 100,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999.
(14) Includes directors' and executive officers' shares listed above, including 2,450,000 shares subject to options from The Outdoor Channel exercisable within 60 days of June 10, 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is leasing its administrative facilities from Wilma M. Massie, a principal shareholder of the Company and the mother of Perry T. Massie and Thomas H. Massie, under lease agreements currently requiring monthly rent payments of $8,250 of which $4,000 is attributable to a separate lease The Outdoor Channel entered into with the lessor in 1998. Rent expense for the Company totaled $99,000 and $85,271 for the years ended December 31, 1998 and 1997, respectively. The total rent commitment at December 31, 1998 is two years for the lease in Global's name and three years for the lease with The Outdoor Channel.

         In November 1996, Wilma M. Massie, obtained a letter of credit for $80,000 that was utilized as security for performance under the Agreement with Pan Am Sat for The Outdoor Channel's Galaxy 9 satellite transponder. The Outdoor Channel has agreed to reimburse Mrs. Massie for expenses in maintaining that letter of credit. From January 1997 through August 1997, Wilma M. Massie loaned the Company $324,000 on notes bearing interest at 10%. From January 1997 through August 1997, Perry T. Massie loaned the Company $136,000 on notes bearing interest at 10%. In September 1997, Wilma M. Massie invested $40,000 in the Company's public offering and Perry T. Massie invested $24,000 in the Company's public offering. They paid the same price as other purchasers which was $8.00 per Unit, each Unit consisting of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock. In July 1998, Wilma M. Massie loaned the Company $30,000 on a note bearing interest at 10% for the purpose of purchasing two large all terrain vehicles for Alaska. The rent expense owed by the Company to Wilma M. Massie has been applied as a reduction of a note receivable from Wilma M. Massie, the balance outstanding on which was $154,579 and $194,786 at December 31, 1998 and 1997, respectively. The note receivable was issued when George T. Massie, Wilma M. Massie's deceased husband, borrowed money from GPAA in 1993. The note receivable bears interest at 6%. At the end of 1998, the note receivable from Wilma M. Massie was applied against the above listed loans amounts plus interest owed to Wilma M. Massie, resulting in $255,250 owed Wilma M. Massie at December 31, 1998. The amount owed Perry T. Massie, including accrued interest, at December 31, 1998, was $158,779. Interest due Wilma M. Massie on loans by her referred to above was $32,400 for 1998 and $24,779 for 1997. Interest due Perry T. Massie on the loans by him referred to above was $13,600 for 1998 and $9,179 for 1997. The maturity dates of the loans from Wilma M. Massie and Perry T Massie are December 31, 2000.

         As of December 31, 1998, the Company owed Wilma M. Massie an additional $50,378, secured by a motor home purchased in October 1996. The Company is paying this obligation at the rate of $520 per month including interest at 9%. The maturity date for this loan is November 2011.

         In January 1998, the Company entered a ten year contract with the Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Company has the option to renew this contract for two five year periods. For the first five years of the contract, the Company is paying $7,400 per week under the contract. The Company believes that the contract is initially beneficial to The Outdoor

Channel but that in the future will constitute a significant asset to the Company. This contract was made in furtherance of the Company's plan of establishing The Outdoor Channel as an independent and self supporting company.

         On February 10, 1995, the Company acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock (the "Acquisition"). The acquisition agreement ("Acquisition Agreement") provided for the issuance of up to an additional 1,500,000 shares of Common Stock ("Earn Out Shares") to the former shareholders of GPAA if GPAA achieved certain earnings or valuation milestones. The former shareholders of GPAA, Perry T. Massie, Thomas H. Massie, and Wilma M. Massie, are shareholders of the Company and Messrs. Perry and Thomas Massie are officers of the Company. For purposes of the Acquisition, the value of the Global Common Stock was deemed to be $3.50 per share with the initial total acquisition cost being $8,750,000. Since GPAA was commonly controlled company, its assets and liabilities were recorded in 1995 at their historical cost basis in a manner similar to a pooling of interests. In December 1998, 1,000,000 Earn Out Shares were issued to the former shareholders of GPAA pursuant to the Acquisition Agreement. These additional shares were recorded at their par value (See "Note 9 to the Consolidated Financial Statements"). The primary basis for issuing the Earn Out shares was the Prospective Fair Market valuation of The Outdoor Channel made by BIA Consulting, Inc. ("BIA"). BIA concluded that the Prospective Fair Market Value of the Channel as of December 31, 1998, was $30 million. GPAA owned 88% of The Outdoor Channel as of December 31, 1998.

         The relevant part of the Acquisition Agreement provided for Earn Out Shares as follows:

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
                    $16,000,000                       an additional 500,000
                    $21,000,000                       an additional 500,000

         The former shareholders of GPAA elected to limit their Earn Out Shares to an aggregate of 1,000,000 shares although the valuation of the Channel would have justified an additional 500,000 shares.

         Perry T. Massie and Thomas H. Massie each have an option to purchase 224,000 shares of the Company owned by Wilma M. Massie. Mr. Dickson has an option to purchase 300,000 shares of the Common Stock of the Company owned by Wilma M. Massie. In January 1996, Mr. Dickson exercised part of his option from Wilma M. Massie and purchased 50,000 shares from her. David M. Ashwood, a former officer of the Company, has an option to purchase 112,000 shares of the Common Stock of the Company owned by Wilma M. Massie.

         As of December 31, 1998, the Company had an agreement with Richard K. Dickson II, a director and officer of the Company, whereby the Company received legal services at a cost of $10,000 per month of which $5,000 is to be paid in cash and an additional $5,000 is to be paid in cash or Common Stock as agreed upon by the Company and Mr. Dickson. In the event it is agreed that Mr. Dickson should accept stock, the agreement calls for Mr. Dickson to receive shares of the Company's Common Stock at the market value of the stock at the time the services were rendered. For 1998, Mr. Dickson was paid $60,000 and was entitled to receive $60,000 worth of Common Stock or cash pursuant to this agreement. For 1997, Mr. Dickson was paid $60,000 and was entitled to receive $60,000 worth of Common Stock or cash pursuant to this agreement. Total deferred compensation due Mr. Dickson at the end of 1998 was $260,000.

         Perry T. Massie, Thomas H. Massie and Richard K. Dickson II are officers and directors of the Company and The Outdoor Channel, Inc. Jacob J. Hartwick is an officer of the Company and an officer of The Outdoor Channel, Inc. Wilma M. Massie is a principal shareholder of the Company and a director of The Outdoor Channel, Inc. In December 1997, Messrs. P. Massie, T. Massie, Dickson, Hartwick and Wilma M. Massie were granted options to purchase 200,000 shares, each, of Common Stock in The Outdoor Channel, Inc. The options are exercisable a $1.50 per share and expire on December 31, 2003. At the time of the grants, The Outdoor Channel was selling Common Stock in its private placement at $1.00 per share.

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

27                Financial Data Schedule (SEC only).


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

(b) The company filed the following reports on Form 8-K during the quarter ended December 31, 1998, as follows: None

                                   SIGNATURES

         In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) GLOBAL OUTDOORS, INC.
----------------------------------


By: (Signature and Title)         /s/Perry T. Massie
                          ------------------------------------------------------

                                    Perry T. Massie, President
Dated: July 23, 1999
       -------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



By: (Signature and Title)         /s/Perry T. Massie
                          ------------------------------------------------------
                                    Perry T. Massie, President, CEO, and
                                                     Director
Dated: July 23, 1999
       -------------



By: (Signature and Title)         /s/Thomas H. Massie
                          ------------------------------------------------------
                                    Thomas H. Massie, Executive VP, Secretary
                                                      and Director
Dated: July 23, 1999
       -------------



By: (Signature and Title)         /s/Richard K. Dickson II
                          ------------------------------------------------------
                                    Richard K. Dickson II, COO, General Counsel
                                                                and Director
Dated: July 23, 1999
       -------------



By: (Signature and Title)         /s/Richard D. Vermeer
                          ------------------------------------------------------
                                    Richard D. Vermeer, Chief Financial Officer
Dated: July 23, 1999
       -------------