Form 10QSB
period 1999-03-31
GLOBAL OUTDOORS INC
filed 1999-09-20
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999
                                        --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________to_______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                          Number of Shares Outstanding
       Class                                      at August 30, 1999
       -----                              ------------------------------------
 Common Stock, $.02 par value                      5,266,073

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1


                    -----------------------------------------

                      For the quarter ended March 31, 1999

                    -----------------------------------------




                              GLOBAL OUTDOORS, INC.


                             GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS


                                                                                 March 31            December 31
                                                                               -------------        -------------

                                                                                   1999                  1998
                                                                               -------------        -------------
                                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                                   $    940,052         $    326,225
   Accounts receivables, net of allowance for
     doubtful accounts of $54,766                                                   382,228              405,350
   Inventories                                                                       39,302               45,454
   Income tax refunds receivable                                                          -                1,549
   Receivable from stockholders                                                      11,063                8,850
   Other current assets                                                              15,815                1,422
                                                                               -------------        -------------

         Total current assets                                                     1,388,460              788,850


Property, plant and equipment, net:
  Membership recreational mining properties                                       1,090,756            1,025,850
  Alaska recreational mining properties                                           1,431,754            1,452,640
  Outdoor channel equipment and improvements                                        265,574              263,769
  Other equipment and leasehold improvements                                        205,545              168,189
                                                                               -------------        -------------
         Property, plant and equipment, net                                       2,993,629            2,910,448

Trademark, net of accumulated amortization of
   $20,430 and $18,606                                                               89,168               90,992

Deposits and other assets                                                            27,700               42,200
                                                                               -------------        -------------

         Totals                                                                $  4,498,957         $  3,832,490
                                                                               =============        =============


        The accompanying notes are an integral part of these consolidated financial statements

                             GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                      March 31            December 31
                                                                    -------------        -------------

                                                                        1999                  1998
                                                                    -------------        -------------
                                                                     (unaudited)
Current Liabilities
   Accounts payable and accrued expenses                            $     409,213        $    547,229
   Customer deposits                                                      229,534                   -
   Current portion of notes and capital lease
     obligations payable                                                1,003,287             999,038
   Current portion of stockholder loans                                     1,770               1,770
                                                                     -------------       -------------
         Total current liabilities                                      1,643,804           1,548,037

Stockholder loans, net of current portion                                 436,079             462,637
Other notes and capital lease obligations payable,
   net of current portion                                                 223,294             339,217
Deferred revenue                                                        1,458,633           1,431,823
Deferred satellite rent obligations                                       574,865             474,920
Deferred compensation                                                     265,000             260,000
                                                                     -------------       -------------
         Total liabilities                                              4,601,675           4,516,634
                                                                     -------------       -------------

Minority interest in subsidiary                                           237,074              40,102
                                                                     -------------       -------------

Stockholders' deficit:
  Convertible preferred stock, nonvoting, 10%
      noncumulative, no liquidation preference.
      $.001 par value;  10,000,000 shares
      authorized; 60,675 shares issued and
      outstanding                                                              61                  61

Common stock, $.02 par value; 50,000,000 shares
     authorized;  5,253,937 shares issued and
     outstanding                                                          105,079             105,079

Common stock subscriptions receivable                                    (221,250)           (221,250)

Additional paid-in capital                                              3,313,777           3,313,777

Accumulated deficit                                                    (3,537,459)         (3,921,913)
                                                                     -------------       -------------

         Total stockholders' deficit                                     (339,792)           (724,246)
                                                                     -------------       -------------

         Totals                                                      $  4,498,957        $  3,832,490
                                                                     =============       =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                      GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended March 31           December 31
                                                              ----------------------------------      -------------
                                                                                                       (unaudited)

Revenues:                                                              1999                1998               1998
                                                              --------------       -------------      -------------
    Membership services                                       $     846,534        $    695,695       $  3,577,522
    Advertising                                                     761,676             414,355          2,213,660
    Subscriber fees                                                 142,567              10,756            124,434
    Trips and outings                                                     -                   -            770,297
                                                              --------------       -------------      -------------

                  Total revenues                                  1,750,777           1,120,806          6,685,913
                                                              --------------       -------------      -------------

Expenses:
    Satellite transmission fees                                     518,685             517,821          2,278,956
    Advertising and programming                                      48,827              90,680            274,237
    Trips and outings                                                     -                   -            516,283
    Selling, general and administrative                           1,170,079             777,375          3,577,444
                                                              --------------       -------------      -------------

                  Total expenses                                  1,737,591           1,385,876          6,646,920
                                                              --------------       -------------      -------------

Income (loss) from operations                                        13,186            (265,070)            38,993

Other income (expense):
    Gain on sale of common stock of subsidiary                      408,859             398,895            903,423
    Interest, net                                                   (48,463)            (31,517)          (217,515)
                                                              --------------       -------------      -------------

Income before provision for income
    taxes and minority interest                                     373,582             102,308            724,901

Provision for income taxes                                              800                   -                800
                                                              --------------       -------------      -------------

Income before minority interest                                     372,782             102,308            724,101

Minority interest in net loss of consolidated
    subsidiary                                                       11,670              17,280             99,815
                                                              --------------       -------------      -------------

Net income                                                    $     384,452        $    119,588       $    823,916
                                                              ==============       =============      =============

Earnings per common share:
       Basic                                                  $        0.07        $       0.03       $       0.18
                                                              ==============       =============      =============
       Diluted                                                $        0.07        $       0.03       $       0.15
                                                              ==============       =============      =============

Weighted average number of common shares outstanding:
       Basic                                                      5,253,937           4,498,749          4,457,593
                                                              ==============       =============      =============
       Diluted                                                    5,253,937           4,498,749          5,541,768
                                                              ==============       =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements


                                      GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended March 31
                                                                           ------------------------------------
                                                                               1999                    1998
                                                                           ------------------------------------
                                                                                       (unaudited)
Operating activities:
    Net income                                                             $    384,452           $    119,588
    Adjustments to reconcile net income to net cash
        used in operating activities:
         Depreciation and amortization                                           61,744                 56,381
         Rent expense paid through offsets against
            stockholder note receivable                                               -                 12,750
         Interest on stock subscription receivable                               (2,212)                (2,212)
         Gain on sale of common stock of subsidiary                            (408,859)              (398,895)
         Minority interest in net loss of consolidated
            subsidiary                                                          (11,670)               (17,280)
         Cash provided by (used in) changes in operating assets
            and liabilities:
              Accounts receivable                                                23,122                 54,372
              Inventories                                                         6,152                  3,172
              Income tax refunds receivable                                       1,549                 10,463
              Other current assets                                              (14,393)              (175,960)
              Deposits and other assets                                          14,500                (21,095)
              Accounts payable and accrued expenses                            (138,016)              (315,023)
              Deferred revenues                                                  26,810                 70,714
              Deferred rent obligations                                          99,945                  6,821
              Deferred compensation                                               5,000                 15,000
              Customer deposits                                                 229,534                286,251
                                                                           -------------          -------------

                Net cash provided by (used in) operating activities             277,658               (294,953)
                                                                           -------------          -------------

Investing activities:
    Purchase of property, plant and equipment                                  (143,101)               (44,630)
    Expenditures for trademarks                                                       -                   (884)
                                                                           -------------          -------------
                Net cash used in investing activities                          (143,101)               (45,514)
                                                                           -------------          -------------

Financing activities:
    Return of funds to investors                                                      -                 (1,600)
    Principal payments on long-term debt and capital leases                    (111,674)               (80,138)
    Net proceeds (payments) on stockholder loans                                (26,558)                50,378
    Sale of subsidiary stock to the public                                      617,502                435,000
                                                                           -------------          -------------

                Net cash provided by financing activities                       479,270                403,640
                                                                           -------------          -------------

Net increase in cash and cash equivalents                                       613,827                 63,173

Cash and cash equivalents, beginning of period                                  326,225                373,368
                                                                           -------------          -------------

Cash and cash equivalents, end of period                                   $    940,052           $    436,541
                                                                           =============          =============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  ORGANIZATION, MANAGEMENT STATEMENT AND REFERENCE TO FORM 10-KSB

Organization
------------

Global Outdoors, Inc. (the "Company") owns a majority interest in The Outdoor Channel, Inc. ("The Outdoor Channel" or "Channel"), a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company has a variety of other business activities. The Company receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of America, Inc. ("GPAA") and from the sale of memberships in Lost Dutchman's (LDMA-AU, Inc.) which entitle members to engage in recreational prospecting on its California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has signed a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company receives revenues from its Trips and outings division which includes its "Alaska trip," a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, advertising revenue in a bi-monthly magazine, advertising revenues through cable television programming on The Outdoor Channel, Inc. and through merchandise sales. Effective July 23, 1996, the Company changed its name from Global Resources, Inc. to Global Outdoors, Inc.

Management Statement
--------------------

The interim financial statements for the periods reported include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Reference to Form 10-KSB
------------------------

Please refer to the Company's Form 10-KSB for the year ended December 31, 1998 for additional information and disclosures which may be of interest to the reader hereof.

NOTE 2.  GAIN FROM THE SALE OF SUBSIDIARY'S STOCK

During the quarter ended March 31, 1999, 182,084 shares of The Outdoor Channel's Common Stock were sold by the Channel to investors for $308,751 and 182,084 shares of The Outdoor Channel's Common Stock were sold by the Company to investors for $308,751, decreasing the Company's ownership interest in The Outdoor Channel to 84%. Pursuant to SAB 51 and SAB 84, changes in a parent's ownership percentage in a subsidiary caused by issuances of the subsidiary's stock can be recognized in consolidation as gains or losses under certain conditions. Such gains have been included in the Company's Statement of Operations where the Company is reporting a consolidated gain.

NOTE 3.  STOCKHOLDERS' EQUITY

On September 12, 1994, the Company effected a 2 for 1 forward split of its common stock. On March 4, 1992, the Company effected a 1 for 20 reverse split of its common stock. On May 1, 1989, the Company distributed a 10% common stock dividend. Share amounts and prices herein have been adjusted to reflect the foregoing splits.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 1998.

Comparison of Quarters Ended March 31, 1999 and March 31, 1998

    REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and Trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended March 31, 1999 were $1,750,777, an increase of $629,971, or 56%, compared to revenues of $1,120,806 for the quarter ended March 31, 1998. This increase was the result of changes in several items composing revenue. Advertising increased significantly to $761,676 for the quarter ended March 31, 1999 from $414,355 for the quarter ended March 31, 1998, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased dramatically to $142,567 for the quarter ended March 31, 1999 from $10,756 for the quarter ended March 31, 1998, primarily due to carriage of The Outdoor Channel on the Dish Network. Membership services increased significantly to $846,534 for the quarter ended March 31, 1999 from $695,695 for the quarter ended March 31, 1998.

    EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended March 31, 1999 were $1,737,591, an increase of $351,715, or 25%, compared to $1,385,876 the quarter ended March 31, 1998. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $1,170,079 for the quarter ended March 31, 1999, compared to $777,375 for the quarter ended March 31, 1998. This increase was due primarily to growth at The Outdoor Channel. Advertising and programming decreased substantially to $48,827 for the quarter ended March 31, 1999, compared to $90,680 for the quarter ended March 31, 1998, due to less emphasis in this area by management. Satellite transmission fees remained near the same level at $518,685 for the quarter ended March 31, 1999 compared to $517,821 quarter ended March 31, 1998, due to satellite transponder expenses plateauing.

    INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest increased substantially as a percentage of revenues to 21% for the quarter ended March 31, 1999 from 9% for the quarter ended March 31, 1998. This was due primarily to the Company having income from operations of $13,186 for the quarter end March 31, 1999, compared to a loss from operations of $(265,070) for the quarter ended March 31, 1998. Gain on sale of common stock of subsidiary and Gain on sale of common stock in subsidiary was a combined $408,859 for the quarter ended March 31, 1999 compared to $398,895 for the quarter ended March 31, 1998. During the quarter ended March 31, 1999, 182,084 shares of The Outdoor Channel's Common Stock were sold by The Outdoor Channel to investors for $308,751 and 182,084 shares of The Outdoor Channel's Common Stock were sold by the Company to investors for $308,751, decreasing the Company's ownership interest in The Outdoor Channel to 84%. The sale of subsidiary stock was the result of the Company's execution of its plan to place The Outdoor Channel on a self supporting basis which was effectuated, in part, by selling a part of The Outdoor Channel to outside investors. These sales occurred for the first time in the fourth quarter of 1997 and ended effective March 5, 1999.

General

    Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 5,000 members and properties in California, Alaska, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 35,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips and outings Division sponsors unique recreational prospecting trips to the historic Mother Lode area of California and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska.

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

    In 1998, The Outdoor Channel signed an affiliation agreement with EchoStar Satellite Corporation ("EchoStar"), one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately two and one half million subscribers. The Outdoor Channel's launch on EchoStar's Dish Network occurred in December 1998. Commencing February 1, 1999, The Outdoor Channel has been available on the Dish Network on an al a carte basis (i.e stand alone) for a fee of $1.99 per month. Through July 21, 1999, there were approximately 125,000 subscribers to The Outdoor Channel on the Dish Network. The Channel receives a significant portion of the monthly subscriber fees.

     A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. As of August 1999 The Outdoor Channel was launched on approximately 1,600 cable systems with approximately 4.3 million subscribers. The Outdoor Channel is under contract with or has signed national carriage agreements with over 75 of the top 100 multi-system cable operators representing over 40 million potential households.

    In December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. Since that time the Company has not advanced significant funds to the Channel with The Outdoor Channel supporting itself primarily with its revenues and outside investor funds. The Outdoor Channel raised $308,751 for the quarter ended March 31, 1999. The Outdoor Channel raised $1,691,751 from private investors from December 1, 1997 through March 5, 1999. During the quarter ended March 31, 1999, which was the only time the Company sold Channel stock, the Company received $308,751 from private investors by the sale of a portion of its shares in The Outdoor Channel. As of March 5, 1999, when the offering was ended, the Company owned approximately 84% of The Outdoor Channel. Sales of Common Stock in the Channel are not presently contemplated in the near future. Therefore, after March 31, 1999, it is not presently anticipated that the Company's earnings will reflect gains resulting from such sales.

    As of August 1999, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and is planning to finish significant improvements on its Stanton Property and make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and has augmented its professional staff. The Company anticipates that The Outdoor Channel will commence retiring some of its debt with the Company in the second half of 1999. The Company presently intends to utilize such funds to be in a position to retire a portion of its bank loan and make Lost Dutchmans and GPAA acquisitions and improvements.

    Since July 30, 1997, the Company's Common Stock has been traded on the NASD's over the counter Bulletin Board under the symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including internet sites on America On Line, Yahoo Finance and Paww's Financial Network.

Year 2000

    Computer systems, computer software and equipment dependent on microprocessors may cease to function or work incorrectly when the year 2000 arrives. The problem affects those systems and computer products which are programmed to use a two digit code for the year, and may read the code "00" as 1900 rather than 2000. To prevent critical failures of important computers or products, this problem, sometimes referred to as the"Year 2000" problem, must be identified and corrected. Systems and equipment that will not experience this problem are generally referred to as "Year 2000 compliant."

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

    (a)  Exhibits
         --------


    Exhibit
    Number

       27    Financial Data Schedule (SEC filing only).


    (b)  Reports on Form 8-K
         -------------------

         A report on Form 8-K was filed with the Securities and Exchange Commission on approximately January 11, 1999. Said report concerned the change of Company auditors to J. H. Cohn LLP from Corbin & Wertz.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GLOBAL OUTDOORS, INC.
                                            (Registrant)


Dated:  September 17, 1999                  By:     /s/ PERRY T. MASSIE
                                                ----------------------------
                                                PERRY T. MASSIE,
                                                President and Chief
                                                Executive Officer




Dated:  September 17, 1999                  By:     /s/ RONALD D. WARD
                                                -------------------------
                                                RONALD D. WARD,
                                                Controller
                                                (Principal Financial and
                                                 Accounting Officer)