Form 10QSB
period 1999-06-30
GLOBAL OUTDOORS INC
filed 1999-11-05
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1999
                                        -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

         Commission file number :  0-17287
                                   -------

                              GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Alaska                                               33-0074499
--------------------------                          ----------------------------
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least
the past 90 days. Yes [ X ] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
       Class                                            at October 25, 1999
       -----                                        ----------------------------
 Common Stock, $.02 par value                                 5,266,073

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1



--------------------------------------------------------------------------------

                       FOR THE QUARTER ENDED JUNE 30, 1999

--------------------------------------------------------------------------------




                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                      June 30       December 31
                                                                   -------------   -------------

                                                                        1999            1998
                                                                   -------------   -------------
                                                                    (unaudited)
Current assets:
  Cash and cash equivalents                                        $    653,704    $    326,225
  Accounts receivables, net of allowance for
     doubtful accounts of $54,766                                       522,761         405,350
  Inventories                                                            37,925          45,454
  Income tax refund receivable                                                -           1,549
  Current portion of receivable from stockholders                        13,275           8,850
  Other current assets                                                  276,683           1,422
                                                                   -------------   -------------

                  Total current assets                                1,504,348         788,850

Property, plant and equipment, net:
  Membership recreational mining properties                           1,272,282       1,025,850
  Alaska recreational mining properties                               1,449,907       1,452,640
  Outdoor Channel equipment and improvements                            336,609         263,769
  Other equipment and leasehold improvements                            203,083         168,189
                                                                   -------------   -------------
    Property, plant and equipment, net                                3,261,881       2,910,448

Trademark, net of accumulated amortization of
  $22,254 and $18,606                                                    87,344          90,992

Deposits and other assets                                                46,625          42,200
                                                                   -------------   -------------

     Totals                                                        $  4,900,198    $  3,832,490
                                                                   =============   =============


        The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                      June 30       December 31
                                                                   -------------   -------------

                                                                        1999            1998
                                                                   -------------   -------------
                                                                    (unaudited)
Current liabilities:
   Accounts payable and accrued expenses                           $    454,800    $    547,229
   Customer deposits                                                    560,633               -
   Current portion of notes and capital lease
      obligations payable                                             1,031,094         999,038
   Current portion of stockholder loans                                   1,770           1,770
                                                                   -------------   -------------
                  Total current liabilities                           2,048,297       1,548,037

Stockholders loans, net of current portion                              434,520         462,637
Other notes and capital lease obligations payable,
   net of current portion                                               206,349         339,217
Deferred revenue                                                      1,487,700       1,431,823
Deferred satellite rent obligations                                     604,810         474,920
Deferred compensation                                                   262,500         260,000
                                                                   -------------   -------------

                  Total liabilities                                   5,044,176       4,516,634
                                                                   -------------   -------------

Commitments and contingencies

Minority interest in subsidiary                                         269,087          40,102
                                                                   -------------   -------------

Stockholders' deficit:
   Convertible preferred stock, nonvoting, 10%
   noncumulative, no liquidation preference,
   $.001 par value; 10,000,000 shares authorized;
   60,675 shares issued and outstanding                                      61              61

   Common stock, $.02 par value; 50,000,000
   shares authorized; shares issued and outstanding:
   5,266,073 at June 30, 1999; 5,253,937 at
   December 31, 1998                                                    105,321         105,079

   Common stock subscriptions receivable                               (221,250)       (221,250)

   Additional paid-in capital                                         3,313,535       3,313,777

   Accumulated deficit                                               (3,610,732)     (3,921,913)
                                                                   -------------   -------------

                  Total stockholders' deficit                          (413,065)       (724,246)
                                                                   -------------   -------------

                  Totals                                           $  4,900,198    $  3,832,490
                                                                   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                  Six Months Ended
                                                        ------------------                  ----------------
                                                              June 30                            June 30
                                                              -------                            -------
                                                            (unaudited)                        (unaudited)
                                                       1999             1998              1999             1998
                                                   -------------   -------------      -------------   -------------
Revenues:
   Membership services                             $    663,393    $  1,073,197       $  1,509,927    $  1,758,136
   Advertising                                          954,642         615,006          1,716,318       1,040,117
   Subscriber fees                                      300,280          34,885            442,847          45,641
                                                   -------------   -------------      -------------   -------------

                        Total revenues                1,918,315       1,723,088          3,669,092       2,843,894
                                                   -------------   -------------      -------------   -------------

Expenses:
   Satellite transmission fees                          518,789         563,819          1,037,474       1,081,640
   Advertising and programming                           18,727          38,425             67,554         129,105
   Selling, general and administrative                1,387,511       1,007,485          2,557,590       1,784,860
                                                   -------------   -------------      -------------   -------------

                        Total expenses                1,925,027       1,609,729          3,662,618       2,995,605
                                                   -------------   -------------      -------------   -------------

Income (loss) from operations                            (6,712)        113,359              6,474        (151,711)

Other income (expense):
   Gain on sale of common stock of subsidiary                 -         192,172            408,859         591,067
   Interest, net                                        (34,546)        (85,242)           (83,009)       (116,759)
                                                   -------------   -------------      -------------   -------------

Income (loss) before provision for
   income taxes and minority interest                   (41,258)        220,289            332,324         322,597

Provision for income taxes                                    -               -                800               -
                                                   -------------   -------------      -------------   -------------

Income (loss) before minority interest                  (41,258)        220,289            331,524         322,597

Minority interest in net (income) loss of
   consolidated subsidiary                              (32,013)         49,307            (20,343)         66,587
                                                   -------------   -------------      -------------   -------------

Net income (loss)                                  $    (73,271)   $    269,596       $    311,181    $    389,184
                                                   =============   =============      =============   =============

Earnings (loss) per common share:
   Basic                                           $      (0.01)   $       0.06       $       0.06    $       0.09
                                                   =============   =============      =============   =============
   Diluted                                         $      (0.01)   $       0.06       $       0.06    $       0.09
                                                   =============   =============      =============   =============

Weighted average number of common
  shares outstanding
   Basic                                              5,262,028       4,498,813          5,264,050       4,498,667
                                                   =============   =============      =============   =============
   Diluted                                            5,400,361       4,498,813          5,402,383       4,498,667
                                                   =============   =============      =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended June 30
                                                                   -----------------------------
                                                                       1999            1998
                                                                   -------------   -------------
                                                                           (unaudited)
Operating Activities:
      Net income                                                   $    311,181    $    389,184
      Adjustments to reconcile net income to
       net cash used in operating activities:
           Depreciation and amortization                                123,486         116,051
           Common stock issued for services                                               1,504
           Rent expense paid through offsets against
              stockholder note receivable                                     -          25,500
           Interest on stock subscription receivable                     (4,425)         (4,425)
           Gain on sale of common stock of subsidiary                  (408,859)       (591,067)
           Minority interest in net income (loss) of
              consolidated subsidiary                                    20,343         (66,587)
           Cash supplied (used) by changes in operating
              assets and liabilities:
              Accounts receivable                                      (117,411)       (135,940)
              Inventories                                                 7,529          23,172
              Income taxes receivable                                     1,549          92,764
              Other current assets                                     (275,262)       (593,365)
              Deposits and other assets                                  (4,425)        (24,341)
              Accounts payable and accrued expenses                     (73,371)       (179,911)
              Deferred revenue                                           55,877        (239,548)
              Deferred rent obligations                                 129,890         (36,357)
              Deferred compensation                                       2,500          45,500
              Customer deposits                                         541,575         558,781
                                                                   -------------   -------------

               Net cash provided by (used in) operating activities:     310,177        (619,085)
                                                                   -------------   -------------

Investing Activities:
      Purchase of property, plant and equipment                        (471,271)       (120,341)
      Expenditures for trademarks                                             -          (2,529)
                                                                   -------------   -------------

               Net cash used in investing activities                   (471,271)       (122,870)
                                                                   -------------   -------------

Financing Activities:
      Principal payments on long-term debt and capital leases          (100,812)        (94,283)
      Principal payment on stockholder loans                            (28,117)              -
      Return of funds to investors                                            -          (4,000)


      Sale of subsidiary stock to the public                            617,502         649,000
                                                                   -------------   -------------


               Net cash provided by financing activities                488,573         550,717
                                                                   -------------   -------------

Net increase (decrease) in cash and cash equivalents                    327,479        (191,238)

Cash and cash equivalents, beginning of period                          326,225         373,368
                                                                   -------------   -------------

Cash and cash equivalents, end of period                           $    653,704    $    182,130
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

Management Statement
--------------------

The interim financial statements for the periods reported include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the quarter and six month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Reference to Form 10-KSB
------------------------

Please refer to the Company's Form 10-KSB for the year ended December 31, 1998 for additional information and disclosures which may be of interest to the reader hereof.

NOTE 2.  STOCKHOLDERS' EQUITY

On September 12, 1994, the Company effected a 2 for 1 forward split of its common stock. On March 4, 1992, the Company effected a 1 for 20 reverse split of its common stock. On May 1, 1989, the Company distributed a 10% common stock dividend. Share amounts and prices herein have been adjusted to reflect the foregoing activity.

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

COMPARISON OF QUARTERS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and Trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended June 30, 1999 were $1,918,315, an increase of $195,227, or 11%, compared to revenues of $1,723,088 for the quarter ended June 30, 1998. This increase was the result of changes in several items composing revenue. Advertising increased significantly to $954,642 for the quarter ended June 30, 1999 from $615,006 for the quarter ended June 30, 1998, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased dramatically to $300,280 for the quarter ended June 30, 1999 from $34,885 for the quarter ended June 30, 1998, primarily due to carriage of The Outdoor Channel on the Dish Network. Membership services decreased significantly to $663,393 for the quarter ended June 30, 1999 from $1,073,197 for the quarter ended June 30, 1998, due principally to the cumulative effect of the Company devoting its primary resources to development of The Outdoor Channel and to the change in Lost Dutchman's membership life that occurred in 1998.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended June 30, 1999 were $1,925,027, an increase of $315,298, or 20%, compared to $1,609,729 the quarter ended June 30, 1998. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $1,387,511 for the quarter ended June 30, 1999, compared to $1,007,485 for the quarter ended June 30, 1998. This increase was due primarily to growth at The Outdoor Channel. Advertising and programming decreased substantially to $18,727 for the quarter ended June 30, 1999, compared to $38,425 for the quarter ended June 30, 1998, due to less emphasis in this area by management. Satellite transmission fees remained near the same level at $518,789 for the quarter ended June 30, 1999 compared to $563,819 quarter ended June 30, 1998, due to satellite transponder expenses plateauing.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest decreased substantially as a percentage of revenues to (2%) for the quarter ended June 30, 1999 from 13% for the quarter ended June 30, 1998. This was due primarily to the Company having a loss from operations of $(6,712) and no Gain on sale of common stock for the quarter end June 30, 1999, compared to a income from operations of $113,359 and Gain on sale of common stock for the quarter ended June 30, 1998. There was no Gain on sale of common stock of subsidiary for the quarter ended June 30, 1998, due to The Outdoor Channel closing its private placement on March 5, 1999.

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

     In 1998, The Outdoor Channel signed an affiliation agreement with EchoStar Satellite Corporation ("EchoStar"), one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately three million subscribers. The Outdoor Channel's launch on EchoStar's Dish Network occurred in December 1998. Commencing February 1, 1999, The Outdoor Channel has been available on the Dish Network on an al a carte basis (i.e stand alone) for a fee of $1.99 per month. Through September 21, 1999, there were approximately 155,000 subscribers to The Outdoor Channel on the Dish Network. The Channel receives a significant portion of the monthly subscriber fees.

     A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. As of October 1999 The Outdoor Channel was launched on approximately 1,600 cable systems with approximately 4.3 million subscribers. The Outdoor Channel is under contract with or has signed national carriage agreements with over 75 of the top 100 multi-system cable operators representing over 40 million potential households.

     As of October 1999, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and is planning to finish significant improvements on its Stanton Property and make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and has augmented its professional staff. The Company anticipates that The Outdoor Channel will commence retiring some of its debt with the Company in the second half of 1999. The Company presently intends to utilize such funds to be in a position to retire a portion of its bank loan and make Lost Dutchmans and GPAA acquisitions and improvements.

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


                                        GLOBAL OUTDOORS, INC.
                                           (Registrant)


Dated:  October 29, 1999            By:   /s/ PERRY T. MASSIE
                                        ----------------------------
                                        PERRY T. MASSIE,
                                        President and Chief
                                        Executive Officer




Dated:  October 29, 1999            By:   /s/ RONALD D. WARD
                                        -------------------------
                                        RONALD D. WARD,
                                        Controller
                                    (Principal Financial and Accounting Officer)