Form 10QSB
period 1999-09-30
GLOBAL OUTDOORS INC
filed 1999-11-12
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1999
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________

         Commission file number :  0-17287
                                   -------

                              GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Alaska                                               33-0074499
------------------------                            ----------------------------
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                          at November 5, 1999
          -----                                          -------------------
Common Stock, $.02 par value                                 5,266,073

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1


--------------------------------------------------------------------------------

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

--------------------------------------------------------------------------------



                              GLOBAL OUTDOORS, INC.


                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS


                                                    ASSETS


                                                                             September 30            December 31
                                                                             -------------          ------------
                                                                                 1999                   1998
                                                                             -------------          ------------
                                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                                  $    433,859           $   326,225
  Accounts receivables, net of allowance for
     doubtful accounts of $54,766                                                 937,818               405,350
  Inventories                                                                      35,786                45,454
  Income tax refund receivable                                                          -                 1,549
  Current portion of receivable from stockholders                                  15,488                 8,850
  Other current assets                                                             17,623                 1,422
                                                                             -------------          ------------

                  Total current assets                                          1,440,574               788,850

Property, plant and equipment, net:
  Membership recreational mining properties                                     1,303,017             1,025,850
  Alaska recreational mining properties                                         1,464,293             1,452,640
  Outdoor Channel equipment and improvements                                      352,512               263,769
  Other equipment and leasehold improvements                                      240,695               168,189
                                                                             -------------          ------------
    Property, plant and equipment, net                                          3,360,517             2,910,448

Trademark, net of accumulated amortization of
  $24,078 and $18,606                                                              86,799                90,992

Deposits and other assets                                                          71,127                42,200
                                                                             -------------          ------------

     Totals                                                                  $  4,959,017           $ 3,832,490
                                                                             =============          ============



          The accompanying notes are an integral part of these consolidated financial statements.

                                                      -3-


                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                      September 30                 December 31
                                                                     ---------------             ---------------
                                                                          1999                         1998
                                                                     ---------------             ---------------
                                                                      (unaudited)
Current liabilities:
   Accounts payable and accrued expenses                             $      576,033                $    547,229
   Current portion of notes and capital lease
      obligations payable                                                   931,094                     999,038
   Current portion of stockholder loans                                       1,770                       1,770
                                                                     ---------------             ---------------
                        Total current liabilities                         1,508,897                   1,548,037

Stockholders loans, net of current portion                                  432,963                     462,637
Other notes and capital lease obligations payable,
   net of current portion                                                   227,002                     339,217
Deferred revenue                                                          1,593,474                   1,431,823
Deferred satellite rent obligations                                         614,755                     474,920
Deferred compensation                                                       270,000                     260,000
                                                                     ---------------             ---------------

                  Total liabilities                                       4,647,091                   4,516,634
                                                                     ---------------             ---------------

Commitments and contingencies

Minority interest in subsidiary                                             320,908                      40,102
                                                                     ---------------             ---------------

Stockholders' deficit:
   Convertible preferred stock, nonvoting, 10% noncumulative, no liquidation preference, $.001 par value; 10,000,000 shares authorized;
   60,675 shares issued and outstanding                                          61                          61

   Common stock, $.02 par value; 50,000,000
   shares authorized; shares issued and outstanding:
   5,266,073 at September 30, 1999; 5,253,937 at
   December 31, 1998                                                        105,321                     105,079

   Common stock subscriptions receivable                                   (221,250)                   (221,250)

   Additional paid-in capital                                             3,313,535                   3,313,777

   Accumulated deficit                                                   (3,206,649)                 (3,921,913)
                                                                     ---------------             ---------------

                  Total stockholders' deficit                                (8,982)                   (724,246)
                                                                     ---------------             ---------------

                  Totals                                             $    4,959,017              $    3,832,490
                                                                     ===============             ===============



          The accompanying notes are an integral part of these consolidated financial statements.

                                                      -4-


                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended                           Nine Months Ended
                                                            September 30                                 September 30
                                                            (unaudited)                                  (unaudited)
                                                     1999                 1998                     1999              1998
                                                --------------       --------------           --------------    --------------
Revenues:
   Advertising                                  $   1,098,442        $     677,499            $   2,814,760     $   1,671,975
   Subscriber fees                                    394,881               38,472                  837,728            84,113
   Membership services                                481,533              873,510                1,991,460         2,677,287
   Trips and outings                                  739,700              756,098                  739,700           756,098
                                                --------------       --------------           --------------    --------------

                        Total revenues              2,714,566            2,345,579                6,383,648         5,189,473
                                                --------------       --------------           --------------    --------------

Expenses:
   Satellite transmission fees                        521,593              554,176                1,559,067         1,635,816
   Advertising and programming                         22,710               18,351                   90,264           147,456
   Trips and outings                                  478,890              485,168                  478,890           485,168
   Selling, general and administrative              1,203,867              995,172                3,761,457         2,780,032
                                                --------------       --------------           --------------    --------------

                        Total expenses              2,227,060            2,052,867                5,889,678         5,048,472
                                                --------------       --------------           --------------    --------------

Income from operations                                487,496              292,712                  493,970           141,001

Other income (expense):
   Gain on sale of common stock of subsidiary               -              153,180                  408,859           744,247
   Interest, net                                      (31,592)             (47,165)                (114,601)         (163,924)
                                                --------------       --------------           --------------    --------------

Income before provision for income
   taxes and minority interest                        455,904              398,727                  788,228           721,324

Provision for income taxes                                 -                    -                       800                 -
                                                --------------       --------------           --------------    --------------

Income before minority interest                       455,904              398,727                  787,428           721,324

Minority interest in net (income) loss of
   consolidated subsidiary                            (51,821)             (13,577)                 (72,164)           53,010
                                                --------------       --------------           --------------    --------------

Net income                                      $     404,083        $     385,150            $     715,264     $     774,334
                                                ==============       ==============           ==============    ==============

Earnings per common share:
   Basic                                        $        0.08        $        0.09            $        0.14     $        0.17
                                                ==============       ==============           ==============    ==============
   Diluted                                      $        0.08        $        0.09            $        0.13     $        0.17
                                                ==============       ==============           ==============    ==============

Weighted average number of common
  shares outstanding
   Basic                                            5,266,073            4,498,875                5,259,331         4,498,750
                                                ==============       ==============           ==============    ==============
   Diluted                                          5,343,990            4,498,875                5,337,248         4,498,750
                                                ==============       ==============           ==============    ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                                                 -5-


                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Nine Months Ended September 30
                                                                                             1999                   1998
                                                                                         -------------          ------------
                                                                                          (unaudited)
Operating activities:
      Net income                                                                          $   715,264           $   774,334
      Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
               Depreciation and amortization                                                  185,229               174,076
               Common stock issued for services                                                     -                 1,504
               Rent expense paid through offsets against
                  stockholder note receivable                                                       -                38,250
               Interest on stock subscription receivable                                       (6,638)               (6,638)
               Gain on sale of common stock of subsidiary                                    (408,859)             (744,247)
               Minority interest in net income (loss) of consolidated
                  subsidiary                                                                   72,164               (53,010)
               Cash supplied (used) by changes in operating assets
                  and liabilities:
                  Accounts receivable                                                        (532,468)             (233,681)
                  Inventories                                                                   9,668                36,749
                  Income taxes receivable                                                       1,549                92,764
                  Other current assets                                                        (16,201)                7,586
                  Deposits and other assets                                                   (28,927)              (24,245)
                  Accounts payable and accrued expenses                                        47,862               (61,079)
                  Customer deposits                                                           (19,058)              (30,231)
                  Deferred revenue                                                            161,651              (579,039)
                  Deferred rent obligations                                                   139,835                 1,713
                  Deferred compensation                                                        10,000                68,500
                                                                                         -------------          ------------

                     Net cash provided by (used in) operating activities                      331,071              (536,693)
                                                                                         -------------          ------------

Investing activities:
      Purchase of property, plant and equipment                                              (629,827)             (142,822)
      Expenditures for trademarks                                                              (1,279)               (2,529)
                                                                                         -------------          ------------

                     Net cash used in investing activities                                   (631,106)             (145,351)
                                                                                         -------------          ------------

Financing activities:
      Principal payments on long-term debt and capital leases                                (180,159)             (178,060)
      Principal payment on stockholder loans                                                  (29,674)                    -
      Return of funds to investors                                                                  -                (4,000)
      Sale of subsidiary stock to the public                                                  617,502               821,500
                                                                                         -------------          ------------


                     Net cash provided by financing activities                                407,669               639,440
                                                                                         -------------          ------------

Net increase (decrease) in cash and cash equivalents                                          107,634               (42,604)

Cash and cash equivalents, beginning of period                                                326,225               373,368
                                                                                         -------------          ------------

Cash and cash equivalents, end of period                                                 $    433,859           $   330,764
                                                                                         =============          ============



          The accompanying notes are an integral part of these consolidated financial statements.

                                                      -6-

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

Management Statement
--------------------

The interim financial statements for the periods reported include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the quarter and nine month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and Trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended September 30, 1999 were $2,714,566, an increase of $368,987, or 16%, compared to revenues of $2,345,579 for the quarter ended September 30, 1998. This increase was the result of changes in several items composing revenue. Advertising increased significantly to $1,098,442 for the quarter ended September 30, 1999 from $677,499 for the quarter ended September 30, 1998, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased dramatically to $394,881 for the quarter ended September 30, 1999 from $38,472 for the quarter ended September 30, 1998, primarily due to carriage of The Outdoor Channel on the Dish Network. Membership services decreased significantly to $481,533 for the quarter ended September 30, 1999 from $873,510 for the quarter ended September 30, 1998, due principally to the cumulative effect of the Company devoting its primary resources to development of The Outdoor Channel and to the change in Lost Dutchman's membership life that occurred in 1998.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended September 30, 1999 were $2,227,060, an increase of $174,193, or 8%, compared to $2,052,867 for the quarter ended September 30, 1998. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $1,203,876 for the quarter ended September 30, 1999, compared to $995,172 for the quarter ended September 30, 1998. This increase was due primarily to growth at The Outdoor Channel. Advertising and programming increased to $22,710 for the quarter ended September 30, 1999, compared to $18,351 for the quarter ended September 30, 1998, due to an increased emphasis in this area by management. Satellite transmission fees remained near the same level at $521,593 for the quarter ended September 30, 1999 compared to $554,176 for the quarter ended September 30, 1998, due to satellite transponder expenses plateauing.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest remained at the same level as a percentage of revenues at 17% for the quarter ended September 30, 1999 compared to 17% for the quarter ended September 30, 1998. This was due primarily to the Company having a gain from operations of $487,486 and no Gain on sale of common stock for the quarter end September 30, 1999, compared to a income from operations of $292,712 and Gain on sale of common stock of $153,180 for the quarter ended September 30, 1998. There was no Gain on sale of common stock of subsidiary for the quarter ended September 30, 1999, due to The Outdoor Channel closing its private placement on March 5, 1999.

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

     The Company has been selling its GPAA club memberships since its incorporation in 1984. From 1968 to 1984, GPAA memberships were sold by the proprietorship owned by the Company's founders. GPAA membership sales took a marked upswing in 1992 in conjunction with the airing of the "Gold Prospector Show," a show the Company has owned and produced since 1990. During 1992, the "Gold Prospector Show" was broadcast on various television and cable channels, for which the Company purchased air time. In 1993, GPAA launched The Outdoor Channel and, since then, broadcasts of the "Gold Prospector Show" and related sales of GPAA memberships have occurred almost exclusively on The Outdoor Channel. The Company intends that The Outdoor Channel be used as a primary vehicle to promote the Company's services and products and anticipates that it will be a factor in the future growth of GPAA, Lost Dutchman's and the Trips Division. In that regard, in 1998 the Company entered into a long term contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Outdoor Channel became profitable and cash flow positive in the second quarter of 1999. Subsequently, the Company has directed more resources to other Company divisions. For example, in September 1999, the Company commenced airing "Prospecting America" on The Outdoor Channel. Prospecting America, hosted by Perry Massie, is a new series produced by the Company's television production unit headed by Rick Griffith.

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

Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and is planning to finish significant improvements on its Stanton Property and make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and has augmented its professional staff. The Outdoor Channel commenced retiring some of its debt with the Company in the second half of 1999. The Company presently intends to utilize such funds for working capital, to be in a position to retire a portion of its bank loan and to make Lost Dutchmans and GPAA acquisitions and improvements.

     Since July 30, 1997, the Company's Common Stock has been traded on the NASD's over the counter Bulletin Board under the symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including internet sites on America On Line, Yahoo Finance and CheckFree Investment Services.

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


                                               GLOBAL OUTDOORS, INC.
                                                    (Registrant)


Dated:  November 10, 1999                      By:     /s/ PERRY T. MASSIE
                                                    ----------------------------
                                                    PERRY T. MASSIE,
                                                    President and Chief
                                                    Executive Officer




Dated:  November 10, 1999                      By:     /s/ RONALD D. WARD
                                                     -------------------------
                                                     RONALD D. WARD,
                                                     Controller
                                                     (Principal Financial and
                                                            Accounting Officer)