Form 10KSB
period 1999-12-31
GLOBAL OUTDOORS INC
filed 2000-03-30
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1999
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ________________ to ________________


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

                                  COMMON STOCK
                                  ------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $8,976,442.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         On March 14, 2000, 929,527 shares of voting Common Stock were held by non-affiliates of the registrant. On Said date the aggregate market value of such Common Stock was $3,427,308.

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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                               Number of Shares Outstanding
       Class                                       at March 25, 2000
--------------------------------------------------------------------------------
    Common Stock                                       5,266,073

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


GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. Launched as a part-time network in June 1993, The Outdoor Channel progressed to a full-time channel in April 1994 and since then has continued to develop its management, programming, distribution and revenue. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 5,000 members and properties in California, Oregon, Alaska, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 35,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips Division sponsors unique recreational prospecting trips to California's Motherlode area and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska. In February 1995, the Company acquired 100% of GPAA. At the time of the acquisition, GPAA in addition to its other interests owned The Outdoor Channel. The Company was incorporated in Alaska on October 22, 1984.


BUSINESS STRATEGY

         The Company's principal business strategy is for The Outdoor Channel to establish a position as a leading provider of entertainment programming relating to traditional outdoor activities. As a majority owner of the Channel, one of the goals is for the Company to enhance shareholder value as the Channel grows. Additionally, the Company seeks to leverage the Channel's position as a means to market and sell its products and services. An ancillary business strategy is for the Company to market its products and services outside of the Channel. Key elements of the Company's business strategy are as follows:

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

         MARKET AND SELL PRODUCTS AND SERVICES TO OTHER SPECIALTY OR NICHE MARKETS THROUGH THE OUTDOOR CHANNEL: Based on a long term programming and advertising agreement with The Outdoor Channel, the Company intends to utilize The Outdoor Channel to market and sell outdoor-related products to specialty or niche markets in addition to recreational gold prospecting, including hunting, fishing and camping. The Company intends to leverage The Outdoor Channel's increased distribution and name recognition to market and sell such products and services to those viewers who identify The Outdoor Channel and related products and services with quality and integrity.

         INCREASE ADVERTISING REVENUE AND SUBSCRIBER FEES DERIVED FROM THE OUTDOOR CHANNEL: The Company believes that as the distribution of The Outdoor Channel increases, the Channel will be able to continue to increase its advertising rates and increase subscriber fees from cable and direct broadcast operators.

         MARKET AND SELL PRODUCTS AND SERVICES TO OTHER SPECIALTY OR NICHE MARKETS OUTSIDE THE OUTDOOR CHANNEL: The Company will continue to market and sell outdoor-related products to specialty or niche markets outside of The Outdoor Channel utilizing means such as direct marketing and strategic relationships. In particular, the Company believes that owners of recreational vehicles are potential customers for the Company's clubs.


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

         During 1998 The Outdoor Channel financed its operations primarily with increasing revenues and outside investor funds. Since March 1999, the Channel has supported itself solely through its own revenues. As of March 25, 2000, the Company owned approximately 84% of the Common Stock of The Outdoor Channel. In the event all outstanding options to purchase Common Stock in the Channel were exercised the Company would own approximately 68% of The Outdoor Channel.

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


DISTRIBUTION AND CABLE SUBSCRIBERS

         The Outdoor Channel's programming is offered mainly by means of satellite transmissions and through contractual relationships with operators of cable television systems. The Company estimates that approximately 66 million households in the United States have cable television and that the large C-Band satellite dish ("C-Band") market has attracted another 3 million households. In addition, "wireless cable" ("MMDS"), new video systems presently being built by telephone companies and the continued development of direct-broadcast satellite ("DBS") companies provide additional opportunities for the Company to distribute The Outdoor Channel. New digital programming services offered by many cable operators has greatly increased the programming capacity for these operators.

The Outdoor Channel has received and is continuing to receive launches on these digital services including those provided by Time Warner Cable and AT&T. The Company believes that The Outdoor Channel is available to approximately 20 million households.

         The Outdoor Channel transmits all of its programs from its production facility located in Temecula, California by means of a master control room that is linked via fiber optic cable to an earth station transmitting antenna (an "up-link"), which The Outdoor Channel leases under a service agreement. The up-link facility transmits The Outdoor Channel's programming signal over an orbiting PanAmSat Galaxy 10R satellite transponder to cable system head-end receiving antennae and satellite dishes throughout the United States and Canada. The Outdoor Channel has editing equipment at its production facility which is used to assemble programs that are produced in-house, edit acquired programming and insert advertising spots. The Channel also has several filming sets at its production facility from which some of its in-house programming is produced. Commencing March 10, 2000, PanAmSat moved Galaxy 10R into the orbital position formerly occupied by Galaxy 9. The Outdoor Channel, pursuant to an amendment to its lease with PanAmSat has a twelve year term on Galaxy 10R. The Channel's lease with PanAmSat also includes provisions for in-orbit backup of the Channel's signal, when such backup is available. As of March 10, 2000, no such backup was available. The Channel believes that PanAmSat will be launching additional satellites during the year 2000 that will provide for in-orbit backup upon the successful launch of said satellites.

         The Outdoor Channel is currently carried on approximately 1,700 affiliated cable systems representing a potential of approximately 14 million households, of which, the Channel has approximately 5.1 million subscribers. The Channel is also available to approximately 3.4 million DBS households, of which the channel has approximately 250,000 subscribers. In addition, the Channel is available, unscrambled, on C- Band satellite with approximately 3 million households. The Outdoor Channel is not dependent on one or a few multiple cable system operators ("MSOs") due to the numerous different cable systems carrying The Outdoor Channel. The Outdoor Channel has affiliation agreements with most of the top 100 MSOs. The Company believes that it will be able to enter into more agreements with local operators in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. This expansion is being greatly assisted by the significant expansion of digital cable whereby operators are able to add more channels to the same bandwidth. In addition, the Company intends to continue its promotional activities, such as attending regional and local cable trade shows and advertising in trade magazines in order to increase cable industry awareness of The Outdoor Channel. The Outdoor Channel has also commenced a consumer awareness campaign whereby it has taken out full-page advertisements in selected magazines with a traditional outdoor focus. The Company has reserved the right to encrypt its signal requiring satellite viewers to purchase subscriptions.

         DBS providers, such as EchoStar and DirecTv represent an additional means of potential distribution of The Outdoor Channel. The Outdoor Channel believes that distribution by means of DBS will increase as market acceptance and the installed base of DBS subscribers increase. The Outdoor Channel has a DBS distribution agreement with EchoStar and was launched on EchoStar's DISH Network in December 1998. Commencing February 1, 1999, The Outdoor Channel has been available on the DISH Network on an al a carte basis (i.e stand alone) for a fee of $1.99 per month. Through February 2000, there were approximately 250,000 subscribers to The Outdoor Channel on the DISH Network. The Channel receives a significant portion of the monthly fees which has dramatically increased its overall subscriber fees.

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

ADVERTISING

         The Company derived approximately $4.3 million in advertising revenue for the year ended December 31, 1999, from cash sales of advertising time on The Outdoor Channel and publications such as the Gold Prospector magazine. The Channel has a fixed number of commercial spots that can be sold to advertisers. In January of 1999, approximately 65% of the spots were sold to advertisers. Currently, there is more demand for the Channel's time than it has available resulting in 100% of the spots being sold. The Company anticipates that it will continue to derive a substantial portion of its revenue from the sale of advertising time and that the rates for advertising time will increase accordingly.

         The Company believes that advertising on The Outdoor Channel is attractive to advertisers because it allows them to execute both a general market strategy of reaching more cable television viewers and a target market strategy of reaching consumers interested in outdoor-related activities. The Company believes that over the past 15 years, cable television has captured a greater share of advertising budgets and that during this period, the overall appeal for the major networks such as ABC, CBS and NBC, and for local broadcast stations, has declined, while over the same period the overall appeal for basic cable television programming services has increased. Because quality of viewership is a significant factor in determining both advertisers' placement strategy and the pricing of advertising time, cable advertising revenues have grown significantly faster during this period than those of broadcast networks.

         In addition, the Company believes that The Outdoor Channel will benefit from the trend in advertising strategies toward greater market segmentation. The Company believes that a significant number of major national advertisers of outdoor-related products and services are dedicating a larger share of their advertising budgets to target the consumer interested in outdoor-related activities, in an effort to increase their share of this large and rapidly growing market. Industry sources estimate that the outdoor life-style market is currently worth approximately $190 billion yearly worldwide. Therefore, the Company believes that advertisers, including manufacturers and providers of outdoor-related products and services, will increasingly advertise on The Outdoor Channel because it will provide them with a cost effective means to reach a significant number of consumers interested in outdoor-related activities. The Channel delivers a high concentration of males age 25-54, which is the most coveted demographic to the advertising industry.

         Advertising time on The Outdoor Channel is marketed and sold by The Outdoor Channel's advertising sales department. The Outdoor Channel also utilizes the services of independent sales representatives.


PROGRAMMING

         The Outdoor Channel's programming is focused on providing entertainment, education, consumer values and a balanced approach to the use of outdoor natural resources. The Outdoor Channel produces its programs with the outdoor enthusiast in mind, often after considering suggestions and recommendations of its viewers. Therefore, The Outdoor Channel believes that its programming, as opposed to its closest competitors' programming, accurately represents the values and interests of the outdoor community.

         The Outdoor Channel acquires programs from independent film and television production companies and produces programs utilizing in-house staff and facilities. The Outdoor Channel exhibits the acquired productions pursuant to licensing agreements with suppliers who generally own the copyrights to such programming. Licenses to air acquired programming generally run for a calendar quarter to one year and entitle The Outdoor Channel to show each episode several times. Approximately 90% of the Channel's programming is nationally exclusive to the Channel. Examples of programming acquired from third parties include "America's Outdoor Journal," "Pillsbury Kids Outdoors," and "American Outdoorsman." Approximately 10% of the Channel's programming is produced in-house, examples of which, include "The Outdoor Channel Rodeo Roundup," "Saturday Night Special," "Prospecting America," and "Gold Fever."

         In 2000, the Company plans to produce and acquire additional programming for The Outdoor Channel which the Company believes will enable it to obtain greater distribution and increase advertising rates.


MARKETING

         In 1997, the Company entered a ten year contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Company has the option to renew this contract for two five year periods. Because it owns other outdoor-related businesses, The Outdoor Channel affords the Company the unique opportunity to market and sell its own outdoor-related products and services. As the Channel continues to achieve greater name recognition and distribution, the Company anticipates that it will be able to increase sales of its products and services, as well as the sale and exclusive distribution of products produced by third parties. However, there can be no assurance that this will be the case. The Company believes this contract is presently beneficial to the Company and in the future will constitute a significant asset of the Company.

         Outdoor-related products and services currently marketed by the Company on The Outdoor Channel include those of Lost Dutchman's, GPAA and the Trips Division.

         The Outdoor Channel has entered into several cross marketing agreements with outdoor related publications and organizations that have recognized the value of advertising time on the Channel. This provides the Channel with a very effective means of increasing consumer awareness and demand for The Outdoor Channel. In December of 1999, the Channel began an intensified consumer marketing program to increase the Channel's brand awareness and to increase penetration of digital cable subscribers and DISH Network subscribers. The plan was initiated with full-page, color advertisements in selected outdoor publications with millions of readers. In addition, the Channel increased its budget for affiliate marketing with full page advertisements in cable industry trade publications. The Company expects that these marketing efforts will increase the number of households subscribing to the Channel.

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

         Lost Dutchman's members are entitled to use any of the fourteen campgrounds owned by the Company or by an affiliated organization, pursuant to a mutual use agreement between the Company and such organization. Members are entitled to keep all gold found while prospecting on any of the Company's properties. The Company is committed only to those duties which would be required as an absentee owner of raw land, such as the payment of property taxes. Eight of the properties have a caretaker which the Company has been able to retain at a minimal monthly expense advance which averages about $600 per month. The caretaker's job is to provide minor repairs and maintenance such as keeping the weeds down, cleaning bathrooms and other facilities, if any, and generally taking care of the property and the campers. It is worthy of note that in many instances, when a major improvement has been made to a property such as a building, a clubhouse or road, that Lost Dutchmans members have contributed both labor and materials towards its construction so that the Company had very little cost in the project. It is the Company's intention to actively acquire and develop additional recreational properties and to add recreational facilities and improvements at current camps.

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

         GPAA's initial memberships cost $67.50. Members are entitled to receive a 14" gold pan, an annual subscription to the Gold Prospector magazine, an annual subscription to the quarterly Pick & Shovel Gazette, the GPAA Mining Guide which currently contains over 500 pages of information and a Prospecting Permit as well as related merchandise. Annual renewal membership fees range from $20 to $59. The Company markets and advertises GPAA memberships and products on The Outdoor Channel. GPAA also produces the Gold Fever and Prospecting America television shows which air on The Outdoor Channel, as well as, several other selected markets. GPAA also owns approximately 50 hours of original programming of the Gold Prospectors Show which the Company intends on re-editing and airing on The Outdoor Channel.

         THE TRIPS DIVISION

         The Trips Division offers unique recreational gold prospecting trips to residents of the United States and Canada. The principal trip offered by the Trips Division is the annual trip to Alaska, the fees for which are up to $1,950 per week and $950 per additional week, including round-trip transportation to and from Seattle, Washington. The Alaska Trip crew usually arrives in early June with the camp closing in mid August. The Alaskan expedition begins in Nome, Alaska where participants are taken to the Company's 2,300-acre camp on the Cripple River adjacent to the Bering Sea. In 1999, the Alaska trip had approximately 345 participants, and the Company expects that the number of participants will increase in the future due to the Company's increased advertising and marketing efforts on The Outdoor Channel, as well as advertisements in the Gold Prospector magazine and on the Gold Prospectors' Show and Gold Fever Show.

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

         The Outdoor Channel has positioned itself with cable operators as the lower cost provider in its niche. The Company believes that The Outdoor Channel is receiving higher advertising rates than its closest competitor due to a higher percentage of viewership. The Company believes that it has an advantage over its competitors in attracting advertisers of outdoor-related products and services because the Company, unlike its competitors, broadcasts The Outdoor Channel to approximately 3 million direct to home large dish satellite receivers and offers its advertisers exposure through a programming format which focuses exclusively on the traditional outdoor lifestyle of hunting, fishing, camping and related outdoor activities. In addition, while developments such as digital compression and new distributors in the cable marketplace may have the effect of increasing competition for The Outdoor Channel, they also create tremendous potential for additional distribution for the network.

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

              Year             Participants
              ----             ------------
              1991                 220
              1992                 215
              1993                 579
              1994                 538
              1995                 369
              1996                 378
              1997                 430
              1998                 317
              1999                 345

         In a broad sense, the Company's "Alaska Trip" is an expedition for study in Alaskan geology with equal emphasis on the educational and recreational aspects of this far northern property. Its competition thus includes other sources of recreational activities.

         While Lost Dutchman's has numerous campground competitors, it is the only campground club the Company is aware of that has a theme, namely gold prospecting. It has been estimated that there are approximately 15,000 campgrounds in the United States of which approximately 600 are membership campgrounds such as Lost Dutchman's. For instance, there is Thousand Trails/NACO, Outdoor World and Thousand Adventures. It is believed that these companies compete primarily by quality of facilities and amenities offered. By contrast, Lost Dutchman's has rustic facilities and few amenities and seeks to attract persons who are interested in gold prospecting, hands on outdoor activities and wish to be part of a club in a safe family oriented environment.


EMPLOYEES

         As of December 31, 1999, the Company, not including The Outdoor Channel, had a total of 29 employees of which 27 were full time. The Outdoor Channel had a total of 26 employees all of which were full time. The Company also engages the services of additional employees during the Alaskan trip offered by the Trips Division. During 1999, the Company engaged the services of approximately eight such seasonal employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


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


STANTON PROPERTY

         The Stanton property consists of 35 patented acres and is located approximately 50 miles northwest of Phoenix, Arizona. It is contiguous with 85 acres owned by an affiliated organization with which the Company has a mutual use agreement. Either on the Company's property or the other organization's property there are sanitary facilities, showers, club house, pool room, card room, library, kitchen area with sink, water and electric outlets, 70 sites for hookups and parking for several hundred self contained units. The camp's office is staffed with a caretaker. Gold is present throughout the property from surface to bedrock. The Stanton camp has reopened after completion of significant sanitary facility and other improvements.


BURNT RIVER/CAVE CREEK

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


JUNCTION BAR PLACER

         The Junction Bar Placer is located at the confluence of the Klamath and Scott Rivers in northern California. Fourteen of the property's 26 acres of patented land are zoned Highway Commercial. With frontage on both Highway 96 and Scott River Road, this property has excellent development potential. Future plans include bathrooms, showers, water and a clubhouse. The Company has begun to develop the Junction Bar Placer. The Company has conducted a survey of the property as well as contracted an architect to draw plans for a campground facility. The Company commenced work on obtaining local approval to construct facilities in 1995. Junction Bar Placer has a caretaker who lives on site. Completion of some improvements is estimated in 1 to 2 years.


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

OMILAK SILVER MINE

         The Omilak Silver Mine consists of approximately 40 acres of patented land and is located about 80 miles northeast of Nome, Alaska. The property has on it previously existing equipment, mine shafts, rail and mine cars and several buildings including a two-story bunk house constructed by the Company. The Omilak Silver Mine, in addition to recreational uses, has the potential for being reactivated as a commercial silver mine. At such time, as the Company has sufficient resources, the price of silver warrants and the Company believes it is timely, the Company may evaluate the Omilak property for commercial use.


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


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time the Company is a party to litigation arising in the normal course of its business, none of which existing on the date hereof in the opinion of management will have a material effect on the Company's operations or financial position.


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

                                                  High             Low
                                                  ----             ---

1998       First Quarter                          3.00             1.38
           Second Quarter                         3.12             2.00
           Third Quarter                          2.75             1.50
           Fourth Quarter                         2.50             1.06

1999       First Quarter                          2.50             1.44
           Second Quarter                         3.75             1.62
           Third Quarter                          5.50             1.94
           Fourth Quarter                         4.00             2.00

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

      In October 1991, February 1993, April 1994, November 1995, December 1996, December 1997 and May 1999, Global authorized paying a dividend payable in Common Stock to Global's Preferred Stockholders for the years 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998. In 2000 Global intends to pay a dividend to its Preferred Stockholders for 1999.

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

      As of approximately December 31, 1999, Global had 1,088 shareholders of record of its Common Stock and 208 shareholders of its Preferred Stock.

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

         To accomplish the objective of obtaining increased distribution the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel are broad based and include an emphasis on areas where there are the greatest number of outdoor enthusiasts.

         As of February 2000, The Outdoor Channel was carried on approximately 1,700 affiliated cable systems representing a potential of approximately 14 million households, of which, the Channel has approximately 5.1 million subscribers. The Channel is also available to approximately 3.4 million DBS households, of which the channel has approximately 250,000 subscribers. In addition, the Channel is available, unscrambled, on C-Band satellite with approximately 3 million households. The Outdoor Channel is not dependent on one or a few multiple cable system operators ("MSOs") due to the numerous different cable systems carrying The Outdoor Channel. The Outdoor Channel has affiliation agreements with most of the top 100 MSOs representing over 40 million potential households. The Channel's list of affiliates includes AT&T Corp., which acquired Tele-Communications Inc., and Time Warner, the two largest cable operators in the country. In addition, the Channel is in active negotiations with most of the other unsigned cable operators. The Company believes that it will be able to enter into more agreements with local operators in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. This expansion is being greatly assisted by the significant expansion of digital cable whereby operators are able to add more channels to the same bandwidth. In addition, the Company intends to continue its promotional activities, such as attending regional and local cable trade shows and advertising in trade magazines in order to increase cable industry awareness of The Outdoor Channel. The Outdoor Channel has also commenced a consumer awareness campaign whereby it has taken out full-page advertisements in selected magazines with a traditional outdoor focus.

         In February 1999, The Outdoor Channel launched on an a la carte basis (i. e. stand alone) for a fee of $1.99 per month with EchoStar Satellite Corporation's ("EchoStar") DISH Network. EchoStar is one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately 3.4 million subscribers. Through February 2000, there were approximately 250,000 subscribers to The Outdoor Channel on the DISH Network. The Channel receives a significant portion of the monthly subscriber fees. For the month of February 2000 the Channel's portion was approximately $164,000.

         On March 5, 1999, the private placement of The Outdoor Channel common stock was closed. Between January 1 and March 5, 1999, approximately $617,000 was raised in the private placement. The Company owns approximately 84% of The Outdoor Channel. In the event all outstanding options to purchase Common Stock in the Channel were exercised, as of March 25, 2000, the Company would own approximately 68% of The Outdoor Channel (See Note 8 to the Consolidated Financial Statements).

         In April 1999, The Outdoor Channel became profitable with ensuing months through the date hereof showing a trend of increasing profitability.

         In November 1999, The Outdoor Channel renewed its media placement agreement with Frederiksen Television, Inc. for the placement of direct response programming on The Outdoor Channel, primarily during off hours. The Outdoor Channel receives significant revenues under this agreement.

         In December 1999, the Channel launched a consumer awareness program with full page color advertisements in selected traditional outdoor publications. The budget for this program is $3 million over two years.

         The Company's Common Stock is traded on the NASD's over the counter Bulletin Board under trading symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including numerous internet sites such as America On Line, Yahoo Finance and cnbc.com.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips and Outings Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the year ended December 31, 1999 were $8,976,442, an increase of $2,290,529 or 34%, compared to revenues of $6,685,913 for the year ended December 31, 1998. This increase was primarily the result of an increase in advertising revenues and subscriber fees. Advertising revenues increased substantially to $4,273,581 for the year ended December 31, 1999 compared to $2,213,660 for the year ended December 31, 1998, due primarily to an increase in advertising revenue at The Outdoor Channel. Subscriber fees increased exceptionally to $1,317,340 for the year ended December 31, 1999 compared to $124,434 for the year ended December 31, 1998, due primarily to the receipt of subscriber fees from the DISH Network by The Outdoor Channel. Membership services decreased significantly to $2,611,605 for the year ended December 31, 1999, compared to $3,577,522 for the year ended December 31, 1998, due primarily to the cumulative effect of the average life of Lost Dutchman's memberships being changed from ten to seven years to reflect actual operating experience for 1998. Revenues from the trips and outings was virtually the same at $773,916 for the year ended December 31, 1999 compared to $770,297 for the year ended December 31, 1998.

         EXPENSES. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the year ended December 31, 1999 were $8,182,783, a significant increase of $1,535,063, or 23%, compared to $6,647,720 for the year ended December 31, 1998. This substantial increase in expenses was due primarily to the Company expanding its selling, general and administrative expenses which increased substantially to $5,185,741 for the year ended December 31, 1999, compared to $3,577,444 for the year ended December 31, 1998. This increase was due primarily to the expansion of The Outdoor Channel and related increases in such areas as marketing and personnel. Satellite transmission fees remained nearly the same at $2,062,403 for the year ended December 31, 1999, compared to $2,278,956 for the year ended December 31, 1998, due to the stabilization of transponder and uplink costs for The Outdoor Channel. Trips and outings expenses decreased marginally to $483,967 for the year ended December 31, 1999, compared to $516,283 for the year ended December 31, 1998, despite an increase in participation on the Alaska trip.

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN NET (INCOME) LOSS OF CONSOLIDATED SUBSIDIARY. Income before income taxes and minority interest in net (income) loss of consolidated subsidiary remained the same as a percentage of revenues at 11% for the years ended December 31, 1999 and December 31, 1998. Certain components of this percentage changed dramatically. Income from operations was $793,659 for year ended December 31, 1999 compared to only $38,193 for the year ended December 31, 1998. Also, gain on the sale of common stock of subsidiary decreased significantly to $408,860 for the year ended December 31, 1999, compared to $903,423 for the year ended December 31, 1998, due to The Outdoor Channel closing its private placement on March 5, 1999.

         INCOME TAXES. The income tax credit for the year ended December 31, 1999, was $1,086,550 compared to $0 for the year ended December 31, 1998. This was due to recognition of the high probability that the Company will be able to utilize its loss carryforwards in future years that was present at December 31, 1999 and not present at December 31, 1998.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

         REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips and Outings Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the year ended December 31, 1998 were $6,685,913, an increase of $758,248 or 13%, compared to revenues of $5,927,665 for the year ended December 31, 1997. This increase was primarily the result of an increase in advertising revenues. Advertising revenues increased substantially to $2,213,660 for the year ended December 31, 1998 compared to $1,563,985 for the year ended December 31, 1997, due primarily to an increase in advertising revenue at The Outdoor Channel. Membership services increased modestly to $3,577,522 for the year ended December 31, 1998, compared to $3,336,326 for the year ended December 31, 1997, due primarily to the cumulative effect of the average life of Lost Dutchman's memberships being changed from ten to seven years to reflect actual operating experience. Revenues from the trips and outings was down notably at $770,297 for the year ended December 31, 1998 compared to $1,027,354 for the year ended December 31, 1997, due to decreased participation on the Alaska trip and Motherlode expedition. Allocation of significant time and resources to financing, distribution and revenue for The Outdoor Channel continued to adversely affect revenues of other divisions in 1998.

         EXPENSES. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the year ended December 31, 1998 were $6,646,920, a significant decrease of $1,201,354, or 15%, compared to $7,849,074 for the year ended December 31, 1997. This substantial drop in expenses was due primarily to the Company lowering its selling, general and administrative expenses which decreased substantially to $3,578,244 for the year ended December 31, 1998, compared to $4,853,032 for the year ended December 31, 1997. This decrease was due to the Company's significant efforts to control its personnel and administrative costs. Satellite transmission fees remained nearly the same at $2,278,956 for the year ended December 31, 1998, compared to $2,120,369 for the year ended December 31, 1997, due to the stabilization of transponder and uplink costs for The Outdoor Channel. Trips and outings expenses decreased significantly to $516,283 for the year ended December 31, 1998, compared to $655,834 for the year ended December 31, 1997, due to the decreased participation on the Alaska trip and Motherlode expedition.

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY. Income before income taxes and minority interest in net loss of consolidated subsidiary increased very substantially as a percentage of revenues to 11% for the year ended December 31, 1998 from a loss of (31)% for the year ended December 31, 1997. This was due primarily to the Company having operating income of $38,193 for the year ended December 31, 1998, compared to an operating loss of $(1,921,409) for the year ended December 31, 1997. Also, gain on the sale of common stock of subsidiary increased to $903,423 for the year ended December 31, 1998, compared to $363,660 for the year ended December 31, 1997, due to the Company selling approximately 9% of The Outdoor Channel common stock to outside investors in 1998 compared to approximately 4% in 1997.

         INCOME TAXES. The Company did not have any income taxes payable for the year ended December 31, 1998, due to the availability of its loss carryforwards. The income tax credit for the year ended December 31, 1997 was due to availability of an income tax carryback refund.

LIQUIDITY AND CAPITAL RESOURCES

         The Company supplied cash from operations of $937,900 in 1999, compared to utilizing cash from operations of $681,675 in 1998 and had a cash and cash equivalents balance of $750,351 at December 31, 1999, which was an increase of $424,126 from the balance of $326,225 at December 31, 1998. Current assets increased to $1,889,817 in 1999 compared to $788,850 in 1998. Current liabilities decreased to $1,242,433 for 1999 compared to $1,572,037 for 1998. Net working capital increased to $647,384 in 1999, compared to a deficit of $(783,187) in 1998.

         In 1999, the Company generated an operating profit of $793,659 compared to a modest operating profit of $38,193 in 1998. The Company also obtained cash from the sale of a 3% and a 9% interest in The Outdoor Channel, and recognized gains on such sales of $408,860 and $903,423 in 1999 and 1998, respectively.

         In December 1997, the Company instituted a plan to make The Outdoor Channel self supporting. From December 1997 through March 1999, The Outdoor Channel financed its activities with its cash flow from operations and outside investor funds. The Outdoor Channel private placement raised $617,502 from January 1, 1999 through its closing on March 5, 1999. From April 1999 through the present, The Outdoor Channel has financed its activities primarily from cash flow from operations and to a lesser degree equipment and improvement financing. As of December 31, 1999, The Outdoor Channel owed the Company approximately $724,801.

         As of December 31, 1999, the Company had a note in the amount of $648,000 payable to a bank outstanding at interest rate of 11.625%. This note is secured by substantially all of the Company's assets and is personally guaranteed by Perry T. Massie, Thomas H. Massie and Wilma M. Massie.

         As of December 31, 1999, the Company had four notes payable to unaffiliated individuals, with balances outstanding as of that date of $42,466, $59,438, $92,180 and $45,191. The notes bear interest rates that range from 7.5% to 9.5% and are due in August 2000, April 2000, December 2000 and January 2000, respectively.

         As of March 2000, the Company is generating sufficient cash flow from operations to meet its short- term cash flow requirements. The Outdoor Channel is generating cash flow in excess of its short-term cash flow requirements and is continuing the trend of increased revenues. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated increased levels through January 1, 2001. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present stockholders as a result of any such financing. At the current level of operations, the Company is retiring some existing debt, has made substantial improvements at its Stanton Camp in 1999 and is planning modest improvements to its other properties. The Outdoor Channel commenced retiring some of its debt with the Company in 1999 and it is anticipated that a significant portion of that debt will be retired in 2000. The Company intends to utilize such funds to be in a position to retire portions of its bank loan and make Lost Dutchman's and GPAA acquisitions and improvements.

ITEM.7 FINANCIAL STATEMENTS

         Following are consolidated financial statements of the registrant for the years ended December 31, 1999 and 1998.

                              GLOBAL OUTDOORS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                      WITH

                      INDEPENDENT AUDITORS' REPORTS THEREON

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES



                                    I N D E X
                                    ---------


                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                      23

CONSOLIDATED BALANCE SHEETS
   DECEMBER 31, 1999 AND 1998                                                 24

CONSOLIDATED STATEMENTS OF INCOME
  YEARS ENDED DECEMBER 31, 1999 AND 1998                                      25

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  YEARS ENDED DECEMBER 31, 1999 AND 1998                                      26

CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEARS ENDED DECEMBER 31, 1999 AND 1998                                   27/28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 29/47



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders and Board of Directors
  Global Outdoors, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of GLOBAL OUTDOORS, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Outdoors, Inc. and Subsidiaries as of December 31, 1999 and 1998, and their results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                             /S/ J.H. COHN LLP


San Diego, California
February 15, 2000, except for note 5
    which is as of March 28, 2000

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 1999 AND 1998

                                                                                    1999                1998
                                     ASSETS                                     ------------         ------------
                                     ------
Current assets:
    Cash and cash equivalents                                                   $   750,351          $   326,225
    Accounts receivable, net of allowance for doubtful
       accounts of $57,766 and $54,766                                              965,371              405,350
    Inventories                                                                      54,810               45,454
    Income tax refund receivable                                                                           1,549
    Deferred tax assets, net                                                         86,550
    Receivable from stockholders                                                     17,700                8,850
    Other current assets                                                             15,035                1,422
                                                                                ------------         ------------
          Total current assets                                                    1,889,817              788,850
                                                                                ------------         ------------

Property, plant and equipment, net:
    Membership recreational mining properties                                     1,352,373            1,025,850
    Alaska recreational mining properties                                         1,338,988            1,355,161
    Outdoor Channel equipment and improvements                                      505,063              263,769
    Other equipment and leasehold improvements                                      328,226              168,189
                                                                                ------------         ------------
          Property, plant and equipment, net                                      3,524,650            2,812,969
                                                                                ------------         ------------

Trademark, net of accumulated amortization of $42,777 and $28,196                   175,946              188,471
Deferred tax assets, net                                                          1,000,000
Deposits and other assets                                                            89,062               42,200
                                                                                ------------         ------------

          Totals                                                                $ 6,679,475           $3,832,490
                                                                                ============         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                       $   711,646          $   571,229
    Current portion of notes and capital lease obligations payable                  528,851              999,038
    Current portion of stockholder loans                                              1,936                1,770
                                                                                ------------         ------------
          Total current liabilities                                               1,242,433            1,572,037

Stockholder loans, net of current portion                                           435,700              462,637
Other notes and capital lease obligations payable, net of current portion           661,237              339,217
Deferred revenue                                                                  1,818,468            1,431,823
Deferred satellite rent obligations                                                 624,700              474,920
Deferred compensation                                                               300,751              260,000
                                                                                ------------         ------------
          Total liabilities                                                       5,083,289            4,540,634
                                                                                ------------         ------------

Commitments and contingencies

Minority interest in subsidiary                                                     390,526               40,102
                                                                                ------------         ------------

Stockholders' equity (deficiency):
    Convertible preferred stock, nonvoting, 10% noncumulative, no liquidation preference, $.001 par value; 10,000,000 shares
       authorized; 60,675 shares issued and outstanding                                  61                   61
    Common stock, $.02 par value; 50,000,000 shares authorized;
       5,266,073 and 5,253,937 shares issued and outstanding                        105,283              105,041
    Less common stock subscriptions receivable                                     (221,250)            (221,250)
    Additional paid-in capital                                                    3,336,233            3,289,815
    Accumulated deficit                                                          (2,014,667)          (3,921,913)
                                                                                ------------         ------------
          Total stockholders' equity (deficiency)                                 1,205,660             (748,246)
                                                                                ------------         ------------

          Totals                                                                $ 6,679,475          $ 3,832,490
                                                                                ============         ============

See Notes To Consolidated Financial Statements


                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME
                               YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                   1999              1998
                                                                                ------------      ------------
Revenues:
    Advertising                                                                 $ 4,273,581       $ 2,213,660
    Subscriber fees                                                               1,317,340           124,434
    Membership services                                                           2,611,605         3,577,522
    Trips and outings                                                               773,916           770,297
                                                                                ------------      ------------

        Total revenues                                                            8,976,442         6,685,913
                                                                                ------------      ------------

Expenses:
    Satellite transmission fees                                                   2,062,403         2,278,956
    Advertising and programming                                                     450,672           274,237
    Trips and outings                                                               483,967           516,283
    Selling, general and administrative                                           5,185,741         3,578,244
                                                                                ------------      ------------

        Total expenses                                                            8,182,783         6,647,720
                                                                                ------------      ------------

Income from operations                                                              793,659            38,193

Other income (expense):
    Gain on sale of common stock of subsidiary                                      408,860           903,423
    Interest expense                                                               (218,894)         (246,503)
    Interest income
                                                                                     27,125            28,988
                                                                                ------------      ------------

Income before credit for income taxes
    and minority interest                                                         1,010,750           724,101

Credit for Federal income taxes                                                   1,086,550                --
                                                                                ------------      ------------


Income before minority interest                                                   2,097,300           724,101

Minority interest in net (income) loss of consolidated subsidiary                  (165,782)           99,815
                                                                                ------------      ------------

Net income                                                                      $ 1,931,518       $   823,916
                                                                                ============      ============
Earnings per common share:
    Basic                                                                       $       .37       $       .18
                                                                                ============      ============
    Diluted                                                                     $       .35       $       .15
                                                                                ============      ============

Weighted average number of common shares outstanding:
    Basic                                                                         5,260,612         4,457,593
                                                                                ============      ============
    Diluted                                                                       5,501,487         5,541,768
                                                                                ============      ============

See Notes To Consolidated Financial Statements


                                         GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                             Less
                                                                            Common
                                 Convertible                                 Stock        Additional
                               Preferred Stock        Common Stock        Subscriptions    Paid-in     Accumulated
                               Shares   Amount      Shares      Amount     Receivable      Capital       Deficit          Total
                             --------- ---------  ---------   ---------   ------------   ------------  ------------   ------------
Balance, January 1,
  1998                         60,675  $     61   4,248,561   $  84,933   $  (221,250)   $ 3,292,419   $(4,745,829)   $(1,589,666)

Common stock
   issued in
   connection with
   "Earn Out" formula                             1,000,000      20,000                     (20,000)

Common stock
   issued for services                                5,376         108                       21,396                       21,504

Return of funds to
   investors                                                                                  (4,000)                      (4,000)

Net income                                                                                                 823,916        823,916
                             --------- ---------  ---------   ---------   ------------   ------------  ------------   ------------

Balance, December 31,
  1998                         60,675        61   5,253,937     105,041      (221,250)     3,289,815    (3,921,913)      (748,246)

Common stock issued as
   dividend on preferred stock                       12,136         242                       24,030       (24,272)

Common stock options
   issued for services                                                                        22,388                       22,388

Net income                                                                                               1,931,518      1,931,518
                             --------- ---------  ---------   ---------   ------------   ------------  ------------   ------------
Balance, December 31,
  1999                         60,675  $     61   5,266,073   $ 105,283   $  (221,250)   $ 3,336,233   $(2,014,667)   $ 1,205,660
                             ========= =========  =========   =========   ============   ============  ============   ============

See Notes To Consolidated Financial Statements


                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                     1999                 1998
                                                                                 ------------         ------------
Operating activities:
     Net income                                                                  $ 1,931,518          $   823,916
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
         Depreciation and amortization                                               257,182              237,850
         Provision for doubtful accounts                                               3,000                5,808
         Common stock issued for services                                                                  21,504
         Common stock options granted for services                                    22,388
         Rent expense paid through offsets against
             stockholder note receivable                                                                   40,206
         Deferred tax credit                                                      (1,086,550)
         Interest on stock subscription receivable                                    (8,850)              (8,850)
         Gains on sale of subsidiary stock to the public:
              Shares sold by the subsidiary                                         (261,961)            (903,423)
              Shares sold by the Company                                            (146,899)
         Minority interest in net income (loss) of consolidated subsidiary           165,782              (99,815)
         Cash supplied (used) by changes in operating assets
              and liabilities:
              Accounts receivable                                                   (563,021)            (252,089)
              Inventories                                                             (9,356)              60,281
              Other current assets                                                   (13,613)              17,686
              Income tax refund receivable                                             1,549              308,666
              Deposits and other assets                                              (46,862)              (8,200)
              Accounts payable and accrued expenses                                  116,417             (433,923)
              Deferred revenue                                                       386,645             (783,292)
              Deferred satellite rent obligations                                    149,780              191,658
              Deferred compensation                                                   40,751              100,342
                                                                                 ------------         ------------
                 Net cash provided by (used in) operating activities                 937,900             (681,675)
                                                                                 ------------         ------------

Investing activities:
     Purchases of property, plant and equipment                                     (954,282)            (174,809)
     Expenditures for trademarks                                                      (2,056)              (2,529)
     Net proceeds from sale of investment in subsidiary                              308,751
                                                                                 ------------         ------------
                 Net cash used in investing activities                              (647,587)            (177,338)
                                                                                 ------------         ------------

Financing activities:
     Principal payments on long-term debt and capital leases                        (148,167)            (295,738)
     Net proceeds from (payments of) stockholder loans                               (26,771)             108,608
     Return of funds to investors                                                                          (4,000)
     Net proceeds from sale of subsidiary stock to the public                        308,751            1,003,000
                                                                                 ------------         ------------
               Net cash provided by financing activities                             133,813              811,870
                                                                                 ------------         ------------

Net increase (decrease) in cash and cash equivalents                                 424,126              (47,143)

Cash and cash equivalents, beginning of year                                         326,225              373,368
                                                                                 ------------         ------------

Cash and cash equivalents, end of year                                           $   750,351          $   326,225
                                                                                 ============         ============


                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                               YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                     1999                 1998
                                                                                 ------------         ------------
Supplemental disclosures of cash flow information - interest paid                $   311,825          $   310,031
                                                                                 ============         ============

Supplemental disclosures of noncash investing and
     financing activities - acquisition of equipment under capital
     lease obligations                                                           $   201,644          $    64,197
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

                   Global Outdoors also owns a majority interest (84% and 88% at December 31, 1999 and 1998, respectively) in the Outdoor Channel, Inc. (the "Outdoor Channel"), a national television network devoted to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Outdoor Channel was incorporated under the laws of the State of Nevada in 1990 under the name Gold News Network, Inc. In 1996, the incorporated name was changed to its present name.


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

                Depreciation and amortization:
                   Depreciation and amortization of costs of property and equipment are provided using the straight-line method over the estimated useful lives of the assets which range from five to 15 years.

                Trademarks:
                   The Outdoor Channel has the exclusive right to the trademark bearing its name. The costs of acquiring the trademark are being amortized on a straight-line basis over an estimated useful life of 15 years.

                Advertising:
                   The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $450,672 and $274,237 in 1999 and 1998, respectively.

                Revenue recognition:
                   The Company generates revenues from membership sales, sales of television advertising time, Alaska trips, gold shows and member and prospective member outings.

                   LDMA-AU memberships are contractual arrangements that provide members with recreational prospecting and mineral rights and the use of land and facilities for camping and recreational vehicle parking. LDMA-AU memberships sold by the Company generally have payment terms that provide for a down payment and monthly installments and are non-interest bearing and unsecured. Revenues are generally recognized on a straight-line basis over the estimated average life of the LDMA-AU membership. The Company does not record any receivables arising under these contracts due to the uncertainty of collection. Accordingly, revenues recognized do not exceed the total of the cash payments received and cash received in excess of revenue earned is recorded as deferred revenue. During 1998, based on a review of membership turnover, the Company changed its estimate of the average life of the LDMA-AU memberships from ten years to seven years. Management believes this term more accurately reflects the economics of the business and provides a better measure of operating results.

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued):
                Revenue recognition (concluded):
                   Advertising revenues for the Outdoor Channel are recognized based on when the advertisement is aired. Advertising revenues from advertisements in the Company's bi-monthly magazine is recognized when the magazine is distributed.

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

                Impairment of long-lived assets:

                   The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, the impairment of long-lived assets, such as property and equipment and intangible assets, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company did not record any charges for the impairment of long-lived assets in 1999 and 1998.

                Earnings per share:
                   The Company has presented "basic" earnings per common share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those that could be issued upon the exercise of stock options and warrants and the conversion of preferred stock, were issued during the period.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued):
              Earnings per share (concluded):
                   For the purpose of computing diluted earnings per common share for 1998, the additional 1,000,000 "Earn Out Shares" issued to the former stockholders of GPAA effective December 31, 1998 as a result of the resolution of an acquisition contingency (see Note 8) have been included in the weighted average number of common shares outstanding for the entire year. In addition, the computation of diluted earnings per share for 1999 and 1998 takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock.

                   The following table reconciles the calculation of basic earnings per share to diluted earnings per share in 1999 and 1998:

                                                                                         1999                1998
                                                                                 -------------------  -------------------
                                                                                           Earnings             Earnings
                                                                                              Per                  Per
                                                                                   Shares    Share     Shares     Share
                                                                                 --------- ---------  --------- ---------
                      Weighted average common shares outstanding and basic
                             earnings per common share                           5,260,612   $ .37    4,457,593    $ .18
                                                                                             =====                 ======
                      Dilutive effect of potential common shares issued in
                             connection with earn out contingency (Note 8)                            1,000,000
                      Dilutive effect of potential common shares issuable
                             upon conversion of preferred stock                     60,675               60,675
                      Dilutive effect of potential common shares issuable
                             upon exercise of stock options and warrants,
                             as adjusted for the application of the treasury
                             stock method                                         180,200               23,500
                                                                                 ---------            ----------
                      Diluted weighted average common shares
                             outstanding and diluted earnings per
                             common share                                        5,501,487   $  .35   5,541,768    $ .15
                                                                                 =========   ======   ==========   ======

                Stock-based compensation:
                   Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation to employees under APB 25.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (concluded):
                Recent accounting pronouncements:
                   The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 1999 and 1998.

                Limitation on dividends:
                   Pursuant to state laws, the Company is currently restricted, and may be restricted for the forseeable future, from paying dividends to its stockholders as a result of its accumulated deficit as of December 31, 1999.

                 Reclassifications:
                    Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentations.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Deferred revenues:
                As of December 31, 1999, scheduled payments to be recognized as income, assuming such amounts are collected in future years from existing LDMA-AU sales contracts, are as follows:

                   Year Ending
                  December 31,                                 Amount
                  ------------                              -----------

                     2000                                   $1,140,491
                     2001                                    1,248,765
                     2002                                    1,080,214
                     2003                                      749,632
                     2004                                      430,482
                     Thereafter                                400,077
                                                            -----------
                           Total                            $5,049,661
                                                            ===========

Note 4 - Equipment and improvements:
              Equipment and improvements at December 31, 1999 and 1998 consist of the following:
                                                                              1999                1998
                                                                          -------------       -------------
              Membership recreational mining properties:
                  Land                                                    $    926,378         $   926,378
                  Equipment                                                     18,463
                  Buildings and improvements                                   488,471             174,455
                                                                          -------------       -------------
                                                                             1,433,312           1,110,833
                  Less accumulated depreciation and amortization               (80,939)            (74,983)
                                                                          -------------       -------------
                     Subtotals                                               1,352,373           1,025,850
                                                                          -------------       -------------

              Alaska recreational mining properties:
                  Land                                                       1,129,773           1,129,773
                  Buildings and improvements                                   479,076             531,566
                  Vehicles and equipment                                       971,923             843,522
                                                                          -------------       -------------
                                                                             2,580,772           2,504,861
                  Less accumulated depreciation and amortization            (1,241,784)         (1,149,700)
                                                                          -------------       -------------
                     Subtotals                                               1,338,988           1,355,161
                                                                          -------------       -------------

              Outdoor Channel:
                  Equipment                                                    834,897             492,520
                  Furniture and fixtures                                        80,122              67,551
                  Leasehold improvements                                        38,301              25,626
                                                                          -------------       -------------
                                                                               953,320             585,697
                  Less accumulated depreciation and amortization              (448,257)           (321,928)
                                                                          -------------       -------------
                     Subtotals                                                 505,063             263,769
                                                                          -------------       -------------

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Equipment and improvements (concluded):

                                                                              1999                1998
                                                                          -------------       -------------
              Other equipment and leasehold improvements:
                  Furniture and fixtures                                        13,765              11,625
                  Equipment                                                    347,210             229,230
                  Vehicles                                                     167,983             150,283
                  Leasehold improvements                                        47,026               6,578
                                                                          -------------       -------------
                                                                               575,984             397,716
                  Less accumulated depreciation and amortization              (247,758)           (229,527)
                                                                          -------------       -------------
                     Subtotals                                                 328,226             168,189
                                                                          -------------       -------------

                     Totals                                               $  3,524,650        $  2,812,969
                                                                          =============       =============

Note 5 - Long-term debt:
                Long-term debt (including capital lease obligations) at December
                31, 1999 and 1998 consists of the following:

                                                                                            1999             1998
                                                                                        ------------      ------------
                    Note payable to a bank, secured by substantially all of the
                         Company's assets, guaranteed by three major
                         stockholders, with interest due monthly at the prime
                         rate plus 3.125% (an effective rate of 11.625% and
                         10.875% at December 31, 1999 and 1998,
                         respectively), due January 10, 2000 (A)                        $   652,394       $   648,000

                    Notes payable to individuals, secured by deed of trust,
                         payable in monthly installments of $811 including
                         interest at 8.5%, balance due December 2000                         92,180            93,926

                    Note payable to an individual, secured by first deed of
                         trust on land, payable in monthly installments of $746
                         including interest at 9.5%, balance due August 2000                 42,466            56,523

                    Note payable to an individual, secured by first deed of
                         trust on land, payable in monthly installments of $900
                         including interest at 9%, balance due April 2000                    59,438            66,260

                    Note payable to individuals, secured by first deed of trust on land, payable in annual installments of $50,000
                         beginning in 1997, with interest at 7.5%,
                         balance due January 2000                                            45,191            95,191

                    Note payable to the major stockholder, secured by
                         a motor home, payable at $520 per month
                         including interest at 9%                                            48,608            50,378

                    Note payable to two major stockholders, due on
                         demand, maturing December 31, 2002, with
                         interest at 10%                                                    389,029           414,029

                    Note payable to a finance company, secured by a
                         vehicle, payable in monthly installments of $564
                         including interest at 10.3%                                          8,549            14,430

                    Note payable to a finance company secured by a
                         trailer, payable in monthly installments of $354
                         including interest at 9%                                            11,672


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Long-term debt (concluded):
                Long-term debt (including capital lease obligations) at December
                31, 1999 and 1998 consists of the following (concluded):
                                                                                            1999              1998
                                                                                        ------------      ------------

                    Installment note payable to a bank, secured by
                         substantially all of the Company's assets, guaranteed by
                         three major stockholders, paid in full, October 1999                             $   112,500

                    Installment note payable to a bank, paid in full in
                         December 1999                                                                         72,637

                    Note payable to a vendor, payable in annual installments
                         of $2,000                                                      $     4,000

                                                                                        ------------      ------------

                    Total notes payable                                                   1,353,527         1,623,874

                    Capital lease obligations (see Note 6)                                  274,197           178,788
                                                                                        ------------      ------------
                            Totals                                                        1,627,724         1,802,662

                    Less current maturities                                                 530,787         1,000,808
                                                                                        ------------      ------------

                    Long-term debt                                                      $ 1,096,937       $   801,854
                                                                                        ============      ============

               (A) On March 28, 2000, the Company and the bank agreed to restructure the debt. Under the new terms, $269,600 of the balance at December 31, 1999 is due in 2000 with the remainder due on various dates through 2005. Accordingly, a total of $383,794 has been included in long-term debt at December 31, 1999.


               The aggregate principal payments of long-term notes and capital lease obligations in years subsequent to December 31, 1999 (as adjusted for the effects of the restructuring of the note payable on March 28, 2000) are as follows:

                          Year Ending
                          December 31,                               Amount
                          ------------                             -----------

                              2000                                 $  530,787
                              2001                                    341,029
                              2002                                    327,838
                              2003                                    125,707
                              2004                                    103,965
                              Thereafter                              198,398

                                                                   -----------
                                    Total                          $1,627,724
                                                                   ===========

                   Interest expense on stockholder loans aggregated $45,866 and $54,184 in 1999 and 1998, respectively.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Commitments and contingencies:
               Operating leases:

                   The Company leases facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2010. Generally, the most significant leases are satellite leases that require escalating rental payments. Rent expense is recognized on a straight-line basis over each lease term. The excess of the expense accrued over the amounts currently payable is reflected as deferred satellite rent obligations in the accompanying consolidated balance sheets.

                   The Company leases its office space from a stockholder under a lease which required annual rental payments of $88,500 and $99,000 during 1999 and 1998, respectively. The lease was scheduled to expire on December 31, 2001. In February 2000, the Company renegotiated certain provisions of the lease. As a result, the Company will be leasing additional space, and its monthly rental payments will increase from $12,250 per month to $12,743 per month over the remainder of its term. The lease will still expire on December 31, 2001.

                   Rent expense totaled $2,248,939 and $2,431,524, including the charges for office rent under leases with related parties, during 1999 and 1998, respectively.

                   Total rental commitments under the operating lease agreements (including rentals under the terms of the amended office lease) described above for years ending subsequent to December 31, 1999 are as follows:


                          Year Ending
                          December 31,                                Amount
                          ------------                            -------------

                              2000                                $  2,137,472
                              2001                                   2,142,028
                              2002                                   1,992,145
                              2003                                   1,982,636
                              2004                                   1,840,000
                              Thereafter                             9,390,000
                                                                  -------------
                                   Total                          $ 19,484,281
                                                                  =============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Commitments and contingencies (concluded):
               Capital leases:
                   The Company leases certain equipment under capital leases which expire on various dates through 2004. At December 31, 1999, the Company's future minimum lease payments are as follows:

                          Year Ending
                          December 31,                                 Amount
                          ------------                               ----------

                              2000                                   $ 131,792
                              2001                                      76,791
                              2002                                      61,281
                              2003                                      43,159
                              2004                                      25,474
                                                                     ----------
                                                                       338,497
                          Less amount representing interest at rates
                             ranging from 11% to 21.7%                 (64,300)
                                                                     ----------
                          Present value of minimum lease payments      274,197

                          Less current portion                        (104,953)
                                                                     ----------

                          Long-term portion                          $ 169,244
                                                                     ==========

                   The current and long-term portions of capital lease obligations are included in notes and capital lease obligations in the accompanying consolidated balance sheets (see Note 5).

Note 7 - Income taxes:
               The credit for income taxes of $1,086,550 included in the accompanying 1999 consolidated statement of income was comprised of a deferred credit for Federal income taxes. The Company had no provision or credit for income taxes in 1998.

               The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                   1999                 1998
                                                                                -----------          -----------
                 Deferred tax assets:
                    Net operating loss carryforwards                            $1,103,900           $1,288,300
                    Cash basis of accounting for income taxes                      595,450              588,900
                    Bad debts                                                       15,500               14,500
                                                                                -----------          -----------
                                                                                 1,714,850            1,891,700
                    Less valuation allowance                                      (571,200)          (1,856,500)
                                                                                -----------          -----------
                         Deferred tax assets, net of valuation allowance         1,143,650               35,200

                 Deferred tax liabilities - depreciation                           (57,100)             (35,200)
                                                                                -----------          -----------

                         Deferred tax assets, net                               $1,086,550           $        -
                                                                                ===========          ===========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Income taxes (concluded):
               As of December 31, 1999 and 1998, the Company had available Federal net operating loss carryforwards of approximately $3,247,000 and $3,789,000, respectively, and state net operating loss carryforwards of approximately $1,624,000 and $1,895,000, respectively. The net operating loss carryforwards available as of December 31, 1999 expire in 2013.

               Due to the uncertainties related to, among other things, the extent and timing of its future taxable income and its ability to realize the potential benefits from the net operating loss carryforwards, the Company had offset its deferred tax assets by equivalent valuation allowances of $1,856,500 and $1,900,000 at December 31, 1998 and 1997, respectively. Accordingly, although the Company had pre-tax income in 1998, it did not recognize a provision for income taxes as a result of the $43,500 decrease in the valuation allowance.

               During 1999, the Company was able to increase revenues substantially, generate pre-tax income for financial statement and tax reporting purposes and utilize a portion of its net operating loss carryforwards as shown above. In addition, management believes that it is more likely than not that the Company will be able to generate sufficient future taxable income to enable it to utilize all but approximately $571,000 of the remaining net operating loss carryforwards available as of December 31, 1999. Accordingly, the Company reduced its valuation allowance by $1,086,550 and recognized a credit for Federal income taxes in 1999.

               The provision (credit) for income taxes reflected in the accompanying consolidated statements of income are different than those computed based on the applicable statutory Federal income tax rate of 34% in 1999 and 1998 primarily as a result of the changes in the valuation allowance as shown below:

                                                                                   1999                 1998
                                                                               ------------         ------------
                 Federal income tax provisions
                    at statutory income tax rate                               $   198,750          $    43,500
                 Effect of reduction in valuation allowance
                    based on pre-tax income or loss                               (198,750)             (43,500)
                 Effect of reduction in valuation allowance for
                    recognition of future utilization of net
                    operating loss carryforwards                                (1,086,550)
                                                                               ------------         ------------

                 Credit for income taxes                                       $(1,086,550)         $         -
                                                                               ============         ============

Note 8 - Equity transactions:
               Convertible preferred stock:
                  Each share of preferred stock is convertible into one share of common stock of the Company. Accordingly, at December 31, 1999 and 1998, there were 60,675 shares of the Company's common stock reserved for issuance on the conversion of the outstanding preferred shares.

               Issuances of common stock by the Company:
                  During 1997, the Company sold 52,034 units at $8.00 per unit. Each unit consisted of two shares of the Company's common stock and one warrant to purchase one share of the Company's common stock at $5.50 per share, subject to adjustments as defined, that were exercisable over the two-year period that expired on January 31, 1999. All of the warrants expired without being exercised.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Equity transactions (continued):
               Issuances of common stock by the Company (concluded):
                  On February 10, 1995, the Company acquired 100% of the outstanding common stock of GPAA in exchange for 2,500,000 shares of its common stock (the "Acquisition"). GPAA was 100% owned at the date of the Acquisition by the majority stockholders of the Company. Accordingly, the Acquisition was accounted for in a manner similar to a pooling of interests in 1995 and the assets and liabilities of GPAA were recorded at their historical carrying values. At the date of the Acquisition, GPAA owned the Outdoor Channel and also generated revenues from, among other activities, sales of memberships in the gold prospecting club and sales of related merchandise. The Acquisition agreement provided for the issuance of up to an additional 1,500,000 shares of common stock (the "Earn Out Shares") to the former stockholders of GPAA contingent upon GPAA achieving certain earnings or valuation milestones subsequent to its acquisition. During 1998, the Company issued an additional 1,000,000 shares of its common stock to the former stockholders of GPAA based on the results of an appraisal, and its obligation to issue the remaining 500,000 shares terminated. Since the Acquisition had been accounted for as the equivalent of a pooling of interests, the shares were recorded at their par value of $20,000 and additional paid-in capital was reduced by an equivalent amount.

                  During 1998, the Company issued 5,376 shares of its common stock primarily for services rendered and recorded $21,504 as expense for such services.

                  During 1998, the Company returned funds totaling $4,000 to various investors in connection with a public offering conducted during 1997 in compliance with state securities laws.

                  During 1999, the Company issued 12,136 shares of common stock to preferred stockholders as stock dividends.

               Common stock subscriptions receivable by the Company:
                  On June 22, 1993, certain stockholders and other individuals exercised stock options for the purchase of a total of 104,069 shares of common stock. In connection therewith, these individuals issued promissory notes to the Company whereby they are obligated to pay a total of $221,250, plus interest at 4% per annum, on June 30, 1999. The due date for the payment of these notes has been extended until June 30, 2001.

               The Company's stock option plans:
                  The Company has three stock option plans: Stock Option Plan 1 ("Plan 1"), Stock Option Plan 2 ("Plan 2") and the 1995 Stock Option Plan (the "1995 Plan"). It also granted stock options that are not covered under any of the stock option plans. A summary of the status of the Company's three stock option plans and the other options granted outside of the plan as of December 31, 1999 and 1998 and changes during the years then ended is presented in the table that follows:

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Equity transactions (continued):
               The Company's stock option plans (continued):

                                                                                1999                            1998
                                                                        ----------------------          ---------------------
                                                                                      Weighted                      Weighted
                                                                                      Average                       Average
                                                                                      Exercise                      Exercise
                                                                         Shares         Price            Shares       Price
                                                                        ---------     ---------         ---------   ---------
                   Outstanding at beginning of year                      415,000        $2.45            378,000       $2.42

                   Options granted (a)(b)                                294,000        $3.24             50,000       $3.00

                   Options canceled or expired (a)                       (30,000)       $3.00            (13,000)      $3.83
                                                                        ---------                       ---------

                   Options outstanding at end of year                    679,000        $2.78            415,000       $2.45
                                                                        =========                       =========

                                                                                       1999                1998
                                                                                 -------------         -------------

                   Option price range at end of year                             $2.25 - $4.00         $2.25 - $3.25

                   Options available for grant at end of year                       221,000               485,000

                   Weighted average fair value of options
                     granted during the year                                          $1.49                 $.89

              (a) During 1999, the Company granted options to purchase 147,000 and 54,000 shares of common stock at exercise prices of $3.00 and $4.00, respectively, to various employees and directors of the Company.

                  It also granted options to purchase 49,000 and 44,000 shares of common stock at exercise prices of $3.00 and $3.50, respectively, to various outside consultants. Compensation expense of $22,388 associated with the options granted to consultants was charged to operations. Of the options to purchase 50,000 shares granted during 1998, options to purchase 30,000 shares expired or were canceled during 1999.

              (b) During 1998, the Company granted options to purchase 50,000 shares of common stock at an exercise price of $3.00 to an executive of the Company.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Equity transactions (continued):
               The Company's stock option plans (concluded):
                   The following table summarizes information about stock options outstanding at December 31, 1999, all of which are at fixed prices:

                                                                    Options                       Options
                                                                  Outstanding                    Exercisable
                                                            ------------------------        -----------------------
                                                             Weighted
                                                              Average       Weighted                       Weighted
                         Range of                            Remaining       Average                        Average
                         Exercise            Number         Contractual     Exercise          Number       Exercise
                          Prices          Outstanding           Life         Price          Exercisable      Price
                         --------         -----------       -----------     --------        -----------    ---------
                       $2.25 - $2.50         350,000        3.5 years       $2.33             350,000       $2.33

                       $3.00 - $3.25         231,000        4.1 years       $3.31             231,000       $3.15

                       $3.50 - $4.00          98,000        4.5 years       $3.80              98,000       $3.80
                                          -----------                                       ----------
                                             679,000                                          679,000
                                          ===========                                       ==========

                Changes in outstanding Outdoor Channel common shares and shares owned by the Company:
                  The changes in the number of outstanding common shares of the Outdoor Channel and the changes in the number of shares and the percentage owned by the Company during 1999 and 1998 are summarized below:

                                                 Outdoor
                                                 Channel
                                                 Common            Owned by the Company
                                                 Shares        ---------------------------
                                               Outstanding         Shares        Percent
                                              --------------   --------------   ----------
              Balance January 1, 1998             9,380,000        9,000,000         96%
                                                                                    =====
              Effect of shares sold
              through private placement
              in 1998:
                  The Outdoor Channel (A)           877,000                -
                                              --------------   --------------
              Balance December 31, 1998          10,257,000        9,000,000         88%
                                                                                    =====
              Effects of shares sold
              through private placement
              in 1999:
                  The Outdoor Channel (B)           182,084

                  The Company (B)                                   (182,084)
                                              --------------   --------------
              Balance December 31, 1999          10,439,084        8,817,916         84%
                                              ==============   ==============       =====

              (A) During 1998, the Outdoor Channel sold 877,000 shares of its common stock at prices ranging from $1.00 to $1.50 per share pursuant to a private placement that was exempt from registration under the Securities Act of 1933 and received proceeds of $1,003,000.

              (B) During 1999, both the Outdoor Channel and the Company sold
                  182,084 shares of Outdoor Channel common stock at prices ranging from $1.50 to $2.00 per share pursuant to a private placement that was exempt from registration under the Securities Act of 1933 and each received proceeds of $308,751 from their respective sales.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Equity transactions (continued):
                Changes in outstanding Outdoor Channel common shares and shares owned by the Company:
                   The Company recognizes non-operating gains or losses from sales of common stock by its subsidiaries directly to third parties where the Company's ownership percentage in the subsidiaries is reduced by the issuance of such stock and the amount received per share is more or less than the Company's carrying amount per share. The Company recorded gains from sales of common stock by the Outdoor Channel of $261,961 in 1999 and $903,423 in 1998. It also recorded increases in minority interests as a result of such sales of $46,790 and $99,815 in 1999 and 1998, respectively. The Company also recognized a gain of $146,899 on the shares of Outdoor Channel common stock it sold through the private placement in 1999.

                   In connection with the private placement memorandum, the Outdoor Channel authorized the issuance of 21,700 shares of common stock valued at $33,200 (or $1.50 per share) as a syndication fee and 16,000 shares valued at $24,000 (or $1.50 per share) as a bonus to two employees. As of December 31, 1999 and 1998, these shares had not been issued and accordingly, the aggregate liability of $57,200 has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

                The Outdoor Channel's stock option plans (continued):
                   During 1997, the Outdoor Channel established a stock option plan (the "1997 Plan") under which it may grant incentive and non-qualified stock options to its employees, directors, consultants and service providers to purchase up to an aggregate of 3,000,000 shares of its common stock at an exercise price determined by the administrator subject to one of the following: (a) the exercise price of an incentive option shall not be less than 100% of the fair market value of the common stock at the date of the grant; and (b) the exercise price of a non-qualified option shall not be less than 85% of the fair market value of the common stock at the date of the grant.

                   A summary of the status of the Outdoor Channel's stock option plan at December 31, 1999 and 1998 and changes during the years then ended is presented in the table below:

                                                                                1999                           1998
                                                                     -------------------------      ---------------------------
                                                                                      Weighted                        Weighted
                                                                        Shares         Average         Shares          Average
                                                                       or Price       Exercise        or Price        Exercise
                                                                       Per Share        Price         Per Share         Price
                                                                     ------------     --------      ------------      ---------
                   Options outstanding at beginning of year            2,300,000        $1.50         1,750,000         $1.50

                   Options granted                                       204,460 (a)    $2.50         2,300,000  (b)    $1.50

                   Options cancelled                                      (3,000)       $1.50        (1,750,000) (b)    $1.50
                                                                     ------------                   ------------

                   Options outstanding at end year                     2,501,460        $1.55         2,300,000         $1.50
                                                                     ============                   ============

                   Option price range at end of year                 $1.50-$2.50                          $1.50

                   Options available for grant at end of year            548,540                        750,000

                   Weighted average fair value of options
                     granted during the year                              $1.29                           $1.21

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Equity transactions (continued):
                The Outdoor Channel's stock option plan (concluded):

                    (a) On April 15, 1999, the Outdoor Channel granted options for the purchase of 4,460 shares of common stock at an exercise price of $2.00 per share to outside consultants. The fair value of these options was immaterial and, accordingly, there was no charge to operations in 1999.

                    (b) On December 1, 1999, the terms of the options for the purchase of 1,750,000 shares of common stock granted to directors and executive officers in 1997 and 1998 were modified to extend their expiration date to December 31, 2007. There was no charge to operations in 1998 as a result of this modification of terms.

                  The following table summarizes information about the Outdoor Channel's stock options outstanding at December 31, 1999, all of which are at fixed prices:

                                                                    Options                       Options
                                                                  Outstanding                    Exercisable
                                                            ------------------------        -----------------------
                                                             Weighted
                                                              Average       Weighted                       Weighted
                         Range of                            Remaining       Average                        Average
                         Exercise            Number         Contractual     Exercise          Number       Exercise
                          Prices          Outstanding           Life         Price          Exercisable      Price
                         --------         -----------       -----------     --------        -----------    ---------
                          $1.50            2,297,000         7.9 years       $1.50           2,297,000       $1.50

                          $2.00                4,460         8.3 years       $2.00               4,460       $2.00

                          $2.50              200,000         8.9 years       $2.50             200,000       $2.50
                                          -----------                                       -----------
                                           2,501,460                                         2,501,460
                                          ===========                                       ===========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Equity transactions (concluded):
                Additional required disclosures related to the stock option plans of the Company and the Outdoor Channel:
                  The Company has adopted the disclosure-only provisions of SFAS
                  123. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for the stock options granted by either the Company or the Outdoor Channel to their employees. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined in 1999 and 1998 based on the fair value at the grant date for all awards by the Company and the Outdoor Channel consistent with the provisions of SFAS 123 are set forth below.

                                                                 1999              1998
                                                               ----------       ----------
                      Net income:
                           As reported                         $1,931,518       $  823,916
                           Pro forma                           $1,152,720       $  240,616

                      Basic earnings per share:
                           As reported                         $      .37       $      .18
                           Pro forma                           $      .22       $      .05

                      Diluted earnings per common share
                           As reported                         $      .35       $      .15
                           Pro forma                           $      .21       $      .04

                  The fair value of each option granted by the Company and the Outdoor Channel in 1999 and 1998 was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                                                            1999       1998
                                                                          --------   --------
                   Risk-free interest rate                                   6.3%       6.3%
                   Dividend yield                                             0%         0%
                   Expected life of the option (years): The Company          1-5        1-5
                                                        The Outdoor Channel  1-7        1-5
                   Volatility factor: The Company                            46%        59%
                                      The Outdoor Channel                    60%         0%

Note 9 - Related party transactions:
                  The Company has an agreement with a director, who is also one of its officers, pursuant to which it is compensating the officer at the rate of $10,000 per month for legal and certain other services. A portion of the compensation has to be paid each month in cash and the remainder is deferred. The deferred portion may be paid by the Company in cash or shares of the common stock of the Company and/or the Outdoor Channel at a future date, subject to the mutual agreement of the Company and the director. If they agree to payments in the form of shares, such payments shall be based on the market value of the shares at the time the services were rendered. Deferred compensation under the agreement totaled $300,750 and $260,000 as of December 31, 1999 and 1998, respectively. If the parties had agreed to the payment of the entire deferred compensation balance in the form of shares at December 31, 1999, the Company and the Outdoor Channel would have been required to issue 131,226 and 47,861 shares, respectively, to satisfy their obligations to the director as of that date.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Segment information:
                 During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment information in the same format reviewed by the Company's management (the "management approach"). The Company segregates its business activities into the major areas that generate revenues. LDMA-AU and GPAA membership sales and related activities are reported separately as they deal with recreational prospecting and rights to use land and facilities for camping and recreational vehicle parking. Trips and outings constitute another business activity of the Company whereby members can participate in a group prospecting activity at a Company site, usually lasting for a week or less. The annual Alaska trip, included in this category, allows members to travel to the Company's Alaska property from one to six weeks to participate in prospecting activities. The Outdoor Channel is a separate business activity whereby the subsidiary broadcasts television programming on "The Outdoor Channel" 24 hours a day, seven days a week, and recognizes advertising and subscription revenues.

                 Information with respect to these reportable business segments for the years ended December 31, 1999 and 1998 are as follows:

                                              Income (Loss)                     Depreciation       Additions to
                                                  Before          Total             and           Property, Plant
                             Revenues         Income Taxes        Assets        Amortization      and Improvements
                             --------         ------------        ------        ------------      ----------------
1999
----
Trips and Outings          $   773,916         $   174,131      $ 1,338,988     $    83,544         $    75,911
The Outdoor Channel          5,300,002             606,968        2,389,463         133,772             367,623
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales         2,902,524             229,651        2,951,024          39,866             510,748
                           ------------        ------------     ------------    ------------        ------------
      Totals               $ 8,976,442         $ 1,010,750      $ 6,679,475     $   257,182         $   954,282
                           ============        ============     ============    ============        ============

1998
----

Trips and Outings          $   770,617         $   170,991      $ 1,452,640     $    83,540         $    70,085
The Outdoor Channel          2,533,315          (1,228,524)         960,138         105,373              44,302
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales         3,381,981           1,781,634        1,419,712          48,937              60,422
                           ------------        ------------     ------------    ------------        ------------

      Totals               $ 6,685,913         $   724,101      $ 3,832,490     $   237,850         $   174,809
                           ============        ============     ============    ============        ============


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Fair value of financial instruments:
                The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, accounts payable, long-term debt, capital lease obligations and related party receivables and payables. The carrying amounts of the Company's financial instruments generally approximated their fair values at December 31, 1999 and 1998. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments. It is not practicable to obtain the fair value of the Company's related party receivables and payables, as market comparable information is not available for such instruments.

Note 12 - Contingencies:
                Concentrations of credit risk:
                   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company reduces credit risk by placing its temporary cash investments (which, at times, may exceed Federal insurance limits) with major financial institutions with high credit ratings. At December 31, 1999, the Company had cash balances that exceeded Federal insured limits by approximately $550,000.

                   The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

                Major customers:
                   During 1999, two customers generated approximately 27% and 17% of the Outdoor Channel's total revenues. During 1998, one customer generated approximately 17% of the Outdoor Channel's total revenues.

                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The directors, executive officers and key employees of the Company are as follows:

       Name                   Age         Position
       ----                   ---         --------


       Perry T. Massie        37          Chief Executive Officer, President,
                                          Chairman of the Board, Co-President
                                          and Chairman of the Board of The
                                          Outdoor Channel

       Thomas H. Massie       35          Executive Vice President, Secretary
                                          and Vice Chairman of the Board

       Richard K. Dickson II  54          Chief Operating Officer, General
                                          Counsel and Director

       Andrew J. Dale         45          Chief Executive Officer and
                                          Co-President of The Outdoor Channel

       Jacob J. Hartwick      46          Executive Vice President of The
                                          Outdoor Channel

       Wade E. Sherman        29          Vice President of Business
                                          Development of The Outdoor Channel

      Ronald D. Ward          41          Controller

      Amy L. Hendrickson      29          Vice President of Affiliate Sales and
                                          Marketing of The Outdoor Channel

         The term of each director will expire at the 2000 annual meeting of stockholders and when a successor is elected and qualified or upon his earlier death, resignation or removal. Officers serve at the discretion of the Board of Directors.

         PERRY T. MASSIE has served as Chief Executive Officer of the Company since 1986, has served as President and Chairman of the Board since 1994. From 1986 until January 1996, Mr. Massie served as Chief Financial Officer of the Company. He has been the Managing Editor of the Gold Prospector Magazine since 1988. Mr. Massie earned a Bachelor of Science degree in Mining Engineering from the University of Alaska, Fairbanks. Perry T. Massie is the brother of Thomas H. Massie.

         THOMAS H. MASSIE has served as Secretary and a director of the Company since 1984. He has served as Executive Vice President of the Company and the President of Gold Prospectors' Association of America, Inc. since 1994 and Vice Chairman since 1999. Mr. Massie is also the host of the "Gold Fever Show." He attended the University of Alaska, Fairbanks, studying business administration. Thomas H. Massie is the brother of Perry T. Massie.

         RICHARD K. DICKSON II has served as Chief Operating Officer since April 1999 and has served as General Counsel and a director of the Company since 1994. From 1994 to April 1999 he was Senior Vice President of the Company. From

November 1984 until 1994, Mr. Dickson served as the Company's corporate counsel and has been a practicing attorney, specializing in corporate and securities law, with his own firm since 1979. Mr. Dickson served as an attorney with the California Department of Corporations from 1976 to 1979. He earned a Bachelor of Science degree in Business Administration from the University of California at Berkeley, a Masters in Business Administration from the University of Southern California and a law degree from the University of the Pacific.

         ANDREW J. DALE has served as Chief Executive Officer and Co-President since September 1998 and was President from November 1997 to September 1998. He was Chief Operating Officer of The Outdoor Channel from November 1997 to September 1998. From 1994 to November 1997 he was Senior Vice President Operations of The Outdoor Channel. From 1990 to 1993, he was a video and television consultant to both Global Outdoors, Inc. and The Outdoor Channel. From 1989 to 1994, Mr. Dale was a production manager at Vidfilm Services, a major Hollywood post-production facility, whose clients include Disney, MCA, Columbia and a host of other major studios. Mr. Dale was born and raised in the United Kingdom.

         JACOB J. HARTWICK has served as Executive Vice President of The Outdoor Channel since November 1997. From 1994 through 1999, he was Vice President of Sales and Promotions of the Company. From 1994 to November 1997, Mr. Hartwick was Vice President Sales and Promotions of The Outdoor Channel. From 1991 to 1994, he served as a Vice President of the Company. From 1986 through 1991, Mr. Hartwick served in various sales, marketing and administrative positions with Global Outdoors and its subsidiaries.

         WADE E. SHERMAN has been Vice President of Business Development of The Outdoor Channel since November 1997. In February 1996, he was hired by The Outdoor Channel as an Advertising Sales Representative and was promoted to Director of Advertising Sales in July 1996. From April 1995 to February 1996, Mr. Sherman was an Advertising Sales Representative for Comcast Cablevision. From May 1994 to April 1995, he worked at radio station KMNY, as a news anchor and an advertising sales representative. From 1993 to April 1994, he worked part-time at radio station KMNY. He earned a B.S. Degree in Television/Film from California State University at Fullerton.

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

         AMY L. HENDRICKSON has been Vice President Affiliate Sales and Marketing of The Outdoor Channel since December 1999. From July 1998 to December 1999, she served as Director of Affiliate Sales and Marketing for the Channel. From 1997 to July 1998, Ms. Hendrickson worked in the national sales department of a broadcast station owned by Cox Communications. From 1994 to 1997, she was a Traffic Manager for a pair of broadcast stations owned by Clear Channel Communications. Ms. Hendrickson is an active member of the Cable Television Administration and Marketing Society and Women in Cable and Telecommunications. She attended Eastern Michigan University where she studied Political Science and Communications.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon its review of the copies of reports furnished to the Company, or representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1999, were satisfied.


                               BOARD OF DIRECTORS

         The Board of Directors of the Company took action by unanimous written consent or held meetings six (6) times during the fiscal year ended December 31, 1999. Each incumbent Director attended at least seventy-five percent (75%) of the aggregate of the number of meetings of the Board and the number of meetings held by all committees of the Board on which he served. The Company does not have any standing committees. There are presently three members of the Board of Directors. Company's Articles of Incorporation, as amended, authorize the Board of Directors to be increased to a maximum of seven directors.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation received for the fiscal years ended December 31, 1999, 1998 and 1997 by the Company's Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 for fiscal years 1999, 1998 and 1997 (collectively, the "Named Executive Officers"):

                                               SUMMARY COMPENSATION TABLE
                                               --------------------------
                                       Annual Compensation                        Long Term Compensation
                                       -------------------                        ----------------------
                                                                                     Securities
                                                                   Other               Under-
                                                                  Annual   Restricted  laying               All Other
                                                                  Compen-     Stock   Options/     LTIP      Compen-
Name and Principal             Year      Salary($)    Bonus($)   sation($)   Awards     /SARS     Payouts    sation
------------------             ----      ---------    --------   ---------   ------     -----     -------    ------
   Position
   --------
Perry T. Massie, CEO           1999       83,043        3,462        -          -         -          -          -
                               1998       68,000          -          -          -         -          -          -
                               1997       69,231          -          -          -         -          -          -

Richard K. Dickson II, COO     1999       120,000      10,000        -          -         -          -          -
                               1998       120,000         -          -          -         -          -          -
                               1997       120,000         -          -          -         -          -          -

Wade E. Sherman,
Vice President                 1999       127,947        500         -          -         -          -          -

                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                           -------------------------------------
                                                              % of Total
                                                               Options
                                             Number of         Granted
                                             Securities           to        Exercise
                                             Underlying        Employees     or Base
                                               Options         in Fiscal      Price           Expiration
           Name                              Granted (#)        Year(1)     ($/Share)            Date
           ----                              -----------        -------     ---------            ----
Perry T. Massie, CEO                              -                -            -                  -

Richard K. Dickson II                          60,000             20%         $3.00             3-31-09

Ronald D. Ward                                 30,000             10%         $3.00/            3-31-04
                                                                              $3.50


                                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                             AND FISCAL YEAR-END OPTION VALUES
                                             ---------------------------------

                                               Number of Securities Underlying       Value of Unexercised
                                                    Unexercised Options              in-the-Money Options
                           Shares                   at Fiscal Year-End(#)            at Fiscal Year-End($)
                         Acquired On    Value       ---------------------            ---------------------
           Name          Exercise(#)  Realized($)  Exercisable    Unexercisable    Exercisable    Unexercisable
           ----          -----------  ------------ -----------    -------------    -----------    -------------
Perry T. Massie, CEO         -             -           85,000                -        $118,750               -

Thomas H. Massie             -             -           85,000                -         118,750               -

Richard K. Dickson II        -             -           70,000           15,000          71,250          11,250

Ronald D. Ward               -             -            6,000           20,000           7,500          10,000


         The exercise price of the options listed above for Messrs. Perry T. Massie and Thomas H. Massie are $2.25 per share for 50,000 shares and $2.50 per share for 35,000 shares. The exercise price of the options listed above for Mr. Dickson is $2.25 for 25,000 shares and $3.00 for 60,000 shares. The exercise price of the options listed above for Mr. Ward is $3.00 for 20,000 shares and $3.50 for 10,000 shares. The Closing Price of Global's Common Stock at 1999 fiscal year-end was $3.75 per share.


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

         In September 1995, the Company authorized another stock option plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan was approved by the shareholders of the Company at the Company's 1996 Annual Meeting held on July 16, 1996. The 1995 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Common Stock in order to enhance the Company's ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers. The Company may grant incentive stock options and nonqualified stock options under the 1995 Stock Option Plan. As of December 31, 1999, there were options to purchase 329,000 shares of Common Stock outstanding under the 1995 Stock Option Plan with options to purchase 171,000 shares of Common Stock available for grant. The options granted under the 1995 Stock Option Plan are exercisable at prices ranging from $3.00 to $4.00 per share.


                                 DIRECTOR'S FEES

         The directors of the Company are also executive officers of the Company. For 1999 directors were not compensated separately or reimbursed for expenses incurred in attending meetings of the Board of Directors.


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


                              EMPLOYMENT CONTRACTS

         As of December 31, 1999 the Company had an employment contract with Richard K. Dickson II, its Chief Operating Officer (See "Certain Relationships and Related Transactions," herein).


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 29, 2000 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

       NAME AND ADDRESS OF BENEFICIAL                  SHARES BENEFICIALLY
         OWNER OR IDENTITY OF GROUP(1)                      OWNED(2)
         --------------------------                         --------
                                                    NUMBER            PERCENT
                                                    ------            -------

Wilma M. Massie (3).........................       1,729,326             32%

Perry T. Massie (4)(5)......................       1,581,996             30%

Thomas H. Massie (6)(7).....................       1,597,000             30%

Richard K. Dickson II (8)...................         461,550              9%

Ronald D. Ward (9)..........................           6,100              *%

Andrew J. Dale (10).........................          25,100              *%

Jacob J. Hartwick (11)......................          20,112              *%

All directors and Named
Executive Officers as a
group (6 persons) (12)......................       3,691,858             66%

-------------

(1) The address of each shareholder is c/o Global Outdoors, Inc., 43445 Business Park Dr., Suite 113, Temecula, California 92590.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2000, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

(3) Includes 95,000 shares subject to options from the Company exercisable within 60 days of March 20, 2000.

(4) Includes 85,000 shares subject to options from the Company and 224,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2000.

(5) 11,900 of the shares shown are owned jointly by Perry T. Massie and his wife, Sandy Massie, who share voting and investment power with respect to such shares.

(6) Includes 85,000 shares subject to options from the Company and 224,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2000.

(7) 11,900 of the shares shown are owned jointly by Thomas H. Massie and his wife, Cindy Massie, who share voting and investment power with respect to such shares.

(8) Includes 85,000 shares subject to options from the Company and 300,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2000.

(9) Includes 6,000 shares subject to options from the Company exercisable within 60 days of March 20, 2000.

(10) Includes 20,000 shares subject to options from the Company exercisable within 60 days of March 20, 2000.

(11) Includes 20,000 shares subject to options from the Company exercisable within 60 days of March 20, 2000.

(12) Includes directors' and executive officers' shares listed above, including 301,000 shares subject to options from the Company and 748,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2000.

         The following table sets forth certain information regarding the beneficial ownership of The Outdoor Channel's Common Stock as of March 15, 2000 by each director and executive officer of The Outdoor Channel, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of The Outdoor Channel as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

       NAME AND ADDRESS OF BENEFICIAL                  SHARES BENEFICIALLY
        OWNER OR IDENTITY OF GROUP(1)                       OWNED(2)
         --------------------------                         --------
                                                    NUMBER            PERCENT
                                                    ------            -------

Gold Prospector's Association of
  America, Inc. (3).........................       8,817,916               84%

Elizabeth J. Sanderson-Burke (4)............         862,000                8%

Ray V. Miller (5)...........................         616,668                6%

Jerry R. Berglund (6).......................         400,000                4%

Andrew J. Dale (7)..........................         250,000                2%

Perry T. Massie (8).........................         200,000                2%

Thomas H. Massie (9)........................         200,000                2%

Wilma M. Massie (10)........................         200,000                2%

Richard K. Dickson II (11)..................         200,000                2%

Jacob J. Hartwick (12)......................         200,000                2%

Wade E. Sherman (13)........................         100,000                1%

All directors and Named
Executive Officers as a
group (10 persons) (14).....................       3,228,668               25%

-------------
(1) The address of each shareholder is c/o The Outdoor Channel, Inc., 43445 Business Park Dr., Suite 103, Temecula, California 92590.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2000, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

(3) Gold Prospector's Association of America, Inc. is 100% owned by Global Outdoors, Inc.

(4) Includes 500,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000. She is a director of The Outdoor Channel.

(5) Includes 400,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000 and 50,000 shares owned by Ray Miller's wife. He is a director of The Outdoor Channel.

(6) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000 and 110,000 shares owned by Jerry Berglund's wife and four children. He is a director of The Outdoor Channel.

(7) Includes 250,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000.

(8) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000. He is a director of The Outdoor Channel.

(9) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000. He is a director of The Outdoor Channel.

(10) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000. She is a director of The Outdoor Channel.

(11) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000. He is a director of The Outdoor Channel.

(12) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000.

(13) Includes 100,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000.

(14) Includes directors' and executive officers' shares listed above, including 2,450,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is leasing its administrative facilities from Wilma M. Massie, a principal shareholder of the Company and the mother of Perry T. Massie and Thomas H. Massie, under lease agreements currently requiring monthly rent payments of $12,287 of which $5,445 is attributable to a separate lease The Outdoor Channel entered into with the lessor in January 2000. Rent expense for the Company totaled $88,500 and $99,000 for the years ended December 31, 1999 and 1998, respectively. Both leases expire on December 31, 2001.

         In November 1996, Wilma M. Massie, obtained a letter of credit for $80,000 that was utilized as security for performance under the Agreement with PanAmSat for The Outdoor Channel's Galaxy 9 satellite transponder. The Outdoor Channel has agreed to reimburse Mrs Massie for expenses in maintaining that letter of credit. From January 1997 through August 1997, Wilma M. Massie loaned the Company $324,000 on notes bearing interest at 10%. From January 1997 through August 1997, Perry T. Massie loaned the Company $136,000 on notes bearing interest at 10%. In September 1997, Wilma M. Massie invested $40,000 in the Company's public offering and Perry T. Massie invested $24,000 in the Company's public offering. They paid the same price as other purchasers which was $8.00 per Unit, each Unit consisting of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock. In July 1998, Wilma M. Massie loaned the Company $30,000 on a note bearing interest at 10% for the purpose of purchasing two large all terrain vehicles for Alaska. In 1998, the rent expense owed by the Company to Wilma M. Massie was applied as a reduction of a note receivable from Wilma M. Massie, the balance outstanding on which was $154,579 at December 31, 1998. At the end of 1998, the note receivable from Wilma M. Massie was applied against the above listed loan amounts plus interest owed to Wilma M. Massie, resulting in $255,250 owed Wilma M. Massie at December 31, 1998. As of December 31, 1999, the amount owed Wilma M. Massie was $275,775 including accrued interest. The amount owed Perry T. Massie, including accrued interest, at December 31, 1999 and December 31, 1998 , was $149,656 and $158,779, respectively. Interest due Wilma M. Massie on loans by her referred to above was $20,525 for 1999 and $32,400 for 1998. Interest due Perry T. Massie on the loans by him referred to above was $15,878 for 1999 and $13,600 for 1998. The maturity dates of the loans from Wilma M. Massie and Perry T Massie are December 31, 2002 and bear interest at the rate of 10%.

         As of December 31, 1999, the Company owed Wilma M. Massie an additional $48,608, secured by a motor home purchased in October 1996. The Company is paying this obligation at the rate of $520 per month including interest at 9%. The maturity date for this loan is November 2011.

         In January 1998, the Company entered a ten year contract with the Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Company has the option to renew this contract for two five year periods. For the first five years of the contract, the Company is paying $7,400 per week under the contract. The Company believes that the contract was initially beneficial to The Outdoor Channel but that in the future will constitute a significant asset to the Company. This contract was made in furtherance of the Company's plan of establishing The Outdoor Channel as an independent and self supporting company.

         On February 10, 1995, the Company acquired 100% of the stock of GPAA in exchange for 2,500,000 shares of its Common Stock (the "Acquisition"). The acquisition agreement ("Acquisition Agreement") provided for the issuance of up to an additional 1,500,000 shares of Common Stock ("Earn Out Shares") to the former shareholders of GPAA if GPAA achieved certain earnings or valuation milestones. The former shareholders of GPAA, Perry T. Massie, Thomas H. Massie, and Wilma M. Massie, are shareholders of the Company and Messrs. Perry and Thomas Massie are officers of the Company. For purposes of the Acquisition, the value of the Global Common Stock was deemed to be $3.50 per share with the initial total acquisition cost being $8,750,000. Since GPAA was a commonly controlled company, its assets and liabilities were recorded in 1995 at their historical cost basis in a manner similar to a pooling of interests. In December 1998, 1,000,000 Earn Out Shares were issued to the former shareholders of GPAA pursuant to the Acquisition Agreement. These additional shares were recorded at their par value (See "Note 8 to the Consolidated Financial Statements"). The primary basis for issuing the Earn Out shares was the Prospective Fair Market valuation of The Outdoor Channel made by BIA Consulting, Inc. ("BIA"). BIA concluded that the Prospective Fair Market Value of the Channel as of December 31, 1998, was $30 million. GPAA owned 88% of The Outdoor Channel as of December 31, 1998.

         Perry T. Massie and Thomas H. Massie each have an option to purchase 224,000 shares of the Company owned by Wilma M. Massie. Mr. Dickson has an option to purchase 300,000 shares of the Common Stock of the Company owned by Wilma M. Massie. In January 1996, Mr. Dickson exercised part of his option from Wilma M. Massie and purchased 50,000 shares from her.

         Effective April 14, 1999, the Company entered into an employment agreement with Richard K. Dickson II, its Chief Operating Officer. The agreement is for one year and has been automatically been extended for another year. The agreement provides for a salary of $10,000 per month of which $1,500 per month is presently being deferred. The agreement also provides that Mr. Dickson shall receive options to purchase 60,000 shares of Common Stock at an exercise price of $3.00 per share.

         Perry T. Massie, Thomas H. Massie and Richard K. Dickson II are officers and directors of the Company and The Outdoor Channel, Inc. Wilma M. Massie is a principal shareholder of the Company and a director of The Outdoor Channel, Inc. In December 1997, Messrs. P. Massie, T. Massie, Dickson, and Wilma
M. Massie were granted options to purchase 200,000 shares, each, of Common Stock in The Outdoor Channel, Inc. The options are exercisable a $1.50 per share and expire on December 31, 2007. At the time of the grants, The Outdoor Channel was selling Common Stock in its private placement at $1.00 per share.

         The transactions between the Company and the Company's management and significant shareholders are believed by management of the Company to have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties.

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

10.9 Employment Agreement dated April 14, 1999 between the Company and Richard K. Dickson II.

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

(b) The company filed the following reports on Form 8-K during the quarter ended December 31, 1999, as follows: None

                                   SIGNATURES

         In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             (Registrant) GLOBAL OUTDOORS, INC.
                          ---------------------


By: (Signature and Title) /s/Perry T. Massie
                          -----------------------------------
                          Perry T. Massie, President
                          Dated: March 28, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



By: (Signature and Title) /s/Perry T. Massie
                          -----------------------------------
                          Perry T. Massie, President, CEO, and Director
                          Dated: March 28, 2000



By: (Signature and Title) /s/Thomas H. Massie
                          -----------------------------------
                          Thomas H. Massie, Executive VP, Secretary and Director
                          Dated: March 28, 2000




By: (Signature and Title) /s/Richard K. Dickson II
                          -----------------------------------
                          Richard K. Dickson II, COO, General Counsel and
                          Director
                          Dated: March 28, 2000



By: (Signature and Title) /s/Ronald D. Ward
                          -----------------------------------
                          Ronald D. Ward, Controller
                          Dated: March 28, 2000