Form 10QSB
period 2000-03-31
GLOBAL OUTDOORS INC
filed 2000-05-15
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2000
                                        --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

              (Former name, former address and former fiscal year,
                         if changed since last report)
--------------------------------------------------------------------------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at May 12, 2000
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                               5,266,073

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                      FOR THE QUARTER ENDED MARCH 31, 2000
--------------------------------------------------------------------------------


                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                       March 31     December 31
                                                    -------------  -------------
                                                         2000          1999
                                                    -------------  -------------
                                                     (unaudited)
Current assets:
      Cash and cash equivalents                     $  1,014,198   $    750,351
      Accounts receivables, net of allowance for
        doubtful accounts of $57,766                   1,265,745        965,371
      Inventories                                         53,242         54,810
      Deferred tax assets, net                            86,550         86,550
      Receivable from stockholders                        19,912         17,700
      Other current assets                                70,083         15,035
                                                    -------------  -------------
             Total current assets                      2,509,730      1,889,817
                                                    -------------  -------------

Property, plant and equipment, net:
      Membership recreational mining properties        1,362,257      1,352,373
      Alaska recreational mining properties            1,315,966      1,338,988
      Outdoor Channel equipment and improvements         593,024        505,063
      Other equipment and leasehold improvements         333,594        328,226
                                                    -------------  -------------
         Property, plant and equipment, net            3,604,841      3,524,650
                                                    -------------  -------------

Trademark, net of accumulated amortization of
      $46,422 and $42,777                                172,301        175,946
Deferred tax assets, net                               1,150,000      1,000,000
Deposits and other assets                                 84,572         89,062
                                                    -------------  -------------

             Totals                                 $  7,521,444   $  6,679,475
                                                    =============  =============

See Notes to Condensed Consolidated Financial Statements.

                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31      December 31
                                                                               -------------  -------------
                                                                                    2000           1999
                                                                               -------------  -------------
                                                                                (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                    $  1,041,262   $    711,646
      Current portion of notes and capital lease obligations payable                428,862        528,851
      Current portion of stockholder loans                                            1,936          1,936
                                                                               -------------  -------------
             Total current liabilities                                            1,472,060      1,242,433

Stockholder loans, net of current portion                                           435,232        435,700
Other notes and capital lease obligations payable, net of current portion           629,933        661,237
Deferred revenues                                                                 1,795,104      1,818,468
Deferred satellite rent obligations                                                 634,645        624,700
Deferred compensation                                                               305,250        300,751
                                                                               -------------  -------------
             Total liabilities                                                    5,272,224      5,083,289
                                                                               -------------  -------------
Commitments and contingencies

Minority interest in subsidiary                                                     498,374        390,526
                                                                               -------------  -------------
Stockholders' equity:
      Convertible preferred stock, nonvoting, 10% noncumulative, no liquidation preference, $.001 par value; 10,000,000 shares
         authorized; 60,675 shares issued and outstanding                                61             61
      Common stock, $.02 par value; 50,000,000 shares authorized;
         5,266,073 shares issued and outstanding                                    105,283        105,283
      Less common stock subscriptions receivable                                   (221,250)      (221,250)
      Additional paid-in capital                                                  3,336,233      3,336,233
      Accumulated deficit                                                        (1,469,481)    (2,014,667)
                                                                               -------------  -------------
             Total stockholders' equity                                           1,750,846      1,205,660
                                                                               -------------  -------------

             Totals                                                               7,521,444      6,679,475
                                                                               =============  =============

See Notes to Condensed Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended March 31
                                                  ------------------------------
                                                           (unaudited)
Revenues:                                              2000            1999
                                                  -------------    -------------
       Advertising                                $  1,545,304         $761,676
       Subscriber fees                                 607,394          142,567
       Membership services                             758,963          846,534
       Trips and outings
                                                  -------------    -------------
            Total revenues                           2,911,661        1,750,777
                                                  -------------    -------------

Expenses:
       Satellite transmission fees                     526,088          518,685
       Advertising and programming                     212,804           48,827
       Trips and outings
       Selling, general and administrative           1,652,399        1,170,879
                                                  -------------    -------------

            Total expenses                           2,391,291        1,738,391
                                                  -------------    -------------

Income  from operations                                520,370           12,386

Other income (expense):
   Gain on sale of common stock of subsidiary                           408,859
   Interest expense                                    (26,440)         (53,968)
   Interest income                                       9,104            5,505
                                                  -------------    -------------

Income before credit for income taxes
   and minority interest                               503,034          372,782

Credit for Federal income taxes                        150,000
                                                  -------------    -------------

Income before minority interest                        653,034          372,782

Minority interest in net (income) loss of
   consolidated subsidiary                            (107,848)          11,670
                                                  -------------    -------------

Net income                                             545,186          384,452

Accumulated deficit, beginning of period            (2,014,667)      (3,921,913)
                                                  -------------    -------------

Accumulated deficit, end of period                $ (1,469,481)    $ (3,537,461)
                                                  =============    =============

Earnings per common share:
  Basic                                           $       0.10     $       0.07
                                                  =============    =============
  Diluted                                         $       0.10     $       0.07
                                                  =============    =============

Weighted average number of common
 shares outstanding:
  Basic                                              5,260,612        5,253,937
                                                  =============    =============
  Diluted                                            5,457,230        5,253,937
                                                  =============    =============

See Notes to Condensed Consolidated Financial Statements.

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended March 31,
                                                                -------------------------------
                                                                     2000             1999
                                                                -------------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                  $   545,186      $   384,452
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                60,546           61,744
        Provision for doubtful accounts                             (26,898)
        Deferred income taxes                                      (150,000)
        Interest on stock subscription receivable                    (2,212)          (2,212)
        Gains on sale of subsidiary stock to the public:
            Shares sold by the subsidiary                                           (261,961)
            Shares sold by the Company                                              (146,898)
        Minority interest in net income (loss) of consolidated
           subsidiary                                               107,848          (11,670)
    Cash supplied (used) by changes in operating assets
        and liabilities:
        Accounts receivable                                        (273,476)          23,122
        Inventories                                                   1,568            6,152
        Other current assets                                        (55,048)         (14,393)
        Income taxes receivable                                                        1,549
        Deposits and other assets                                     4,490           14,500
        Accounts payable and accrued expenses                       329,616           91,518
        Deferred revenues                                           (23,364)          26,810
        Deferred satellite rent obligations                           9,945           99,945
        Deferred compensation                                         4,499            5,000
                                                                ------------     ------------

           Net cash provided by (used in) operating activities      532,700          277,658
                                                                ------------     ------------

Investing activities:
    Purchases of property, plant, and equipment                    (137,092)        (143,101)
                                                                ------------     ------------

Financing activities:
    Principal payments on long-term debt and capital leases        (131,293)        (111,674)
    Principal payments on stockholder loans                            (468)         (26,558)
    Net proceeds from sale of subsidiary stock to the public                         617,502
                                                                ------------     ------------

           Net cash provided by financing activities               (131,761)         479,270
                                                                ------------     ------------

Net increase in cash and cash equivalents                           263,847          613,827

Cash and cash equivalents, beginning of period                      750,351          326,225
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $ 1,014,198      $   940,052
                                                                ============     ============

See Notes to Condensed Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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


Note 2.  Unaudited Interim Financial Statements

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2000 and its results of operations and cash flows for the three months ended March 31, 2000 and 1999. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.


Note 3.  Stockholders' Equity

              On September 12, 1994, the company effected a 2 for 1 forward split of its common stock. On March 4, 1992, the company effected a 1 for 20 reverse split of its common stock. On May 1, 1989, the Company distributed a 10% common stock dividend. Share amounts herein reflect the foregoing activity.

Note 4.  Earnings per share

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

              The computation of diluted earnings per common share for the quarter ended March 31, 2000 takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock.

              The following table reconciles the calculation of basic earnings per share to diluted earnings per share in the quarter ended March 31, 2000:

                                                                                        March 31, 2000
                                                                                  --------------------------
                                                                                                  Earnings
                                                                                                    Per
                                                                                     Shares        Share
                                                                                  ------------  ------------
                       Weighted average common shares outstanding and basic
                           earnings per common share                                5,260,612   $       .10
                                                                                                ============
                       Dilutive effect of potential common shares issuable
                           upon conversion of preferred stock                          60,675

                       Dilutive effect of potential common shares issuable
                           upon exercise of stock options and warrants,
                           as adjusted for the application of the treasury
                           stock method                                               135,943
                                                                                  ------------
                       Diluted weighted average common shares
                           outstanding and diluted earnings per
                           common share                                             5,457,230   $       .10
                                                                                  ============  ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5.  Income taxes

              The credit for income taxes of $150,000 included in the accompanying condensed consolidated statement of income for the three months ended March 31, 2000 was comprised of a deferred credit for Federal income taxes. The Company had no provision or credit for income taxes for the quarter ended March 31, 1999.

              During the quarter ended March 31, 2000, the Company was able to increase revenues substantially, generate pre-tax income for financial statement and tax reporting purposes and utilize a portion of its net operating loss carryforwards as shown above. In addition, management believes that it is more likely than not that the Company will be able to generate sufficient future taxable income to enable it to utilize all but approximately $421,000 of the remaining net operating loss carryforwards available as of March 31, 2000. Accordingly, the Company reduced its valuation allowance by $150,000 and recognized a credit for Federal income taxes in the quarter ended March 31, 2000.

              The credit for income taxes reflected in the accompanying condensed consolidated statement of income for the quarter ended March 31, 2000 is different than it would be computed based on the applicable statutory Federal income tax rate of 34% primarily as a result of the changes in the valuation allowance as shown below:


                                                                      March 31,
                                                                        2000
                                                                    ------------
                       Federal income tax provisions
                           at statutory income tax rate             $   171,032

                       Effect of utilization of net operating
                           loss carryforwards                          (171,032)

                       Effect of reduction in valuation
                           allowance for recognition of future
                           utilization of net operating loss
                           carryforwards                               (150,000)
                                                                    ------------

                       Credit for income taxes                      $  (150,000)
                                                                    ============


Note 6.  Segment information

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6.  Segment information (concluded)

              Information with respect to these reportable business segments for the quarter ended March 31, 2000 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Quarter ended March 31, 2000

Trips and Outings                                             $ 1,315,966      $    19,272
The Outdoor Channel         $ 2,091,904      $   624,235        2,861,486           33,444      $   119,545
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            819,757         (121,201)       3,343,992            7,830           17,547
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 2,911,661      $   503,034      $ 7,521,444      $    60,546      $   137,092
                            ============     ============     ============     ============     ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 1999.

COMPARISON OF QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended March 31, 2000 were $2,911,661, an increase of $1,160,884, or 66%, compared to revenues of $1,750,777 for the quarter ended March 31, 1999. This increase was the result of changes in several items composing revenue. Advertising doubled to $1,545,304 for the quarter ended March 31, 2000 from $761,676 for the quarter ended March 31, 1999, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased dramatically to $607,394 for the quarter ended March 31, 2000 from $142,567 for the quarter ended March 31, 1999, primarily due to carriage of The Outdoor Channel on the Dish Network. Membership services decreased to $758,963 for the quarter ended March 31, 2000 from $846,534 for the quarter ended March 31, 1999, due principally to the cumulative effect of the Company devoting its primary resources to development of The Outdoor Channel.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended March 31, 2000 were $2,391,291, an increase of $652,900, or 38%, compared to $1,738,391 for the quarter ended March 31, 1999. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $1,652,399 for the quarter ended March 31, 2000, compared to $1,170,879 for the quarter ended March 31, 1999. This increase was due primarily to growth at The Outdoor Channel. Advertising and programming increased to $212,804 for the quarter ended March 31, 2000, compared to $48,827 for the quarter ended March 31, 1999, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained near the same level at $526,088 for the quarter ended March 31, 2000 compared to $518,685 for the quarter ended March 31, 1999, due to satellite transponder expenses plateauing.

     INCOME BEFORE CREDIT FOR INCOME TAXES AND MINORITY INTEREST. Income before credit for income taxes and minority interest was lower as a percentage of revenues at 17% for the quarter ended March 31, 2000 compared to 21% for the quarter ended March 31, 1999. This was due primarily to the Company having income from operations of $520,370 and no Gain on sale of common stock for the quarter end March 31, 2000, compared to income from operations of $12,386 and Gain on sale of common stock of $408,859 for the quarter ended March 31, 1999. There was no Gain on sale of common stock of subsidiary for the quarter ended March 31, 2000, due to The Outdoor Channel closing its private placement on March 5, 1999.

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

     In 1998, The Outdoor Channel signed an affiliation agreement with EchoStar Satellite Corporation ("EchoStar"), one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately three million subscribers. The Outdoor Channel's launch on EchoStar's Dish Network occurred in December 1998. Commencing February 1, 1999, The Outdoor Channel has been available on the Dish Network on an al a carte basis (i.e stand alone) for a fee of $1.99 per month. Through April 21, 2000, there were approximately 264,000 a la carte subscribers to The Outdoor Channel on the Dish Network. The Channel receives a significant portion of the monthly a la carte subscriber fees. In April 2000, The Outdoor Channel was also launched on the Dish Network's America's Top 150 package. As of April 21, 2000 there were approximately 67,000 subscribers to the Top 150 package.

     A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. As of April 2000 The Outdoor Channel was launched on approximately 1,900 cable systems with approximately 5.7 million subscribers. The Outdoor Channel is under contract with or has signed national carriage agreements with over 75 of the top 100 multi-system cable operators representing over 40 million potential households.

     As of April 2000, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and intends to make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and has augmented its professional staff. The Outdoor Channel has retired some of its debt with the Company in the first half of 2000. The Company presently intends to utilize such funds for working capital, to be in a position to retire a portion of its bank loan and to make Lost Dutchman's and GPAA acquisitions and improvements.

     Since July 30, 1997, the Company's Common Stock has been traded on the NASD's over the counter Bulletin Board under the symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including internet sites on America On Line, Yahoo Finance and cnbc.com.

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


                                            GLOBAL OUTDOORS, INC.
                                                         (Registrant)


Dated:  May 12, 2000                        By:    /S/ PERRY T. MASSIE
                                                ----------------------------
                                                PERRY T. MASSIE,
                                                President and Chief
                                                Executive Officer




Dated:  May 12, 2000                        By:    /S/ RONALD D. WARD
                                                ----------------------------
                                                RONALD D. WARD,
                                                Controller
                                            (Principal Financial and Accounting
                                             Officer)