Form 10QSB
period 2000-06-30
GLOBAL OUTDOORS INC
filed 2000-08-14
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2000
                                        --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at August 12, 2000
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                               5,266,073

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                       FOR THE QUARTER ENDED JUNE 30, 2000
--------------------------------------------------------------------------------


                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                       June 30       December 31
                                                    ------------    ------------
                                                        2000            1999
                                                    ------------    ------------
                                                    (unaudited)
Current assets:
      Cash and cash equivalents                     $ 1,119,022     $   750,351
      Accounts receivables, net of allowance for
        doubtful accounts of $39,868 and $57,766      1,449,663         965,371
      Inventories                                        51,742          54,810
      Deferred tax assets, net                           86,550          86,550
      Receivable from stockholders                       22,128          17,700
      Other current assets - prepaid trip expenses      309,972          15,035
                                                    ------------    ------------
            Total current assets                      3,039,077       1,889,817
                                                    ------------    ------------

Property, plant and equipment, net:
      Membership recreational mining properties       1,368,316       1,352,373
      Alaska recreational mining properties           1,308,045       1,338,988
      Outdoor Channel equipment and improvements        637,831         505,063
      Other equipment and leasehold improvements        338,529         328,226
                                                    ------------    ------------
         Property, plant and equipment, net           3,652,721       3,524,650
                                                    ------------    ------------

Trademark, net of accumulated amortization of
      $50,068 and $42,777                               168,655         175,946
Deferred tax assets, net                              1,300,000       1,000,000
Deposits and other assets                               112,758          89,062
                                                    ------------    ------------

            Totals                                  $ 8,273,211     $ 6,679,475
                                                    ============    ============

See Notes to Condensed Consolidated Financial Statements


                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         June 30       December 31
                                                                                       -------------   -------------
                                                                                           2000            1999
                                                                                       -------------   -------------
                                                                                       (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                            $  1,233,181    $    711,646
      Current portion of notes and capital lease obligations payable                        253,954         528,851
      Current portion of stockholder loans                                                    1,936           1,936
                                                                                       -------------   -------------
            Total current liabilities                                                     1,489,071       1,242,433

Stockholder loans, net of current portion                                                   614,395         435,700
Other notes and capital lease obligations payable, net of current portion                   421,747         661,237
Deferred revenues                                                                         1,633,974       1,818,468
Deferred satellite rent obligations                                                         618,590         624,700
Deferred compensation                                                                       209,750         300,751
                                                                                       -------------   -------------
            Total liabilities                                                             4,987,527       5,083,289
                                                                                       -------------   -------------

Commitments and contingencies

Minority interest in subsidiary                                                             816,770         390,526
                                                                                       -------------   -------------

Stockholders' equity:
      Convertible preferred stock, nonvoting, 10% noncumulative, no liquidation preference, $.001 par value; 10,000,000 shares
         authorized; 60,675 shares issued and outstanding                                        61              61
      Common stock, $.02 par value; 50,000,000 shares authorized;
         5,266,073 shares issued and outstanding                                            105,283         105,283
      Less common stock subscriptions receivable                                           (221,250)       (221,250)
      Additional paid-in capital                                                          3,336,233       3,336,233
      Accumulated deficit                                                                  (751,413)     (2,014,667)
                                                                                       -------------   -------------
            Total stockholders' equity                                                    2,468,914       1,205,660
                                                                                       -------------   -------------

            Totals                                                                     $  8,273,211    $  6,679,475
                                                                                       =============   =============




See Notes to Condensed Consolidated Financial Statements


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                      Three Months Ended               Six Months Ended
                                                 ----------------------------    ----------------------------
                                                          June 30                           June 30
                                                 ----------------------------    ----------------------------
                                                         (unaudited)                    (unaudited)
Revenues:                                           2000             1999            2000            1999
                                                 ------------    ------------    ------------    ------------
       Advertising                               $ 1,833,575     $   954,642     $ 3,378,879     $ 1,716,318
       Subscriber fees                               728,451         300,280       1,335,845         442,847
       Membership services                           795,564         663,393       1,554,527       1,509,927
                                                 ------------    ------------    ------------    ------------
            Total revenues                         3,357,590       1,918,315       6,269,251       3,669,092
                                                 ------------    ------------    ------------    ------------

Expenses:
       Satellite transmission fees                   530,684         518,789       1,056,772       1,037,474
       Advertising and programming                   402,242          18,727         615,046          67,554
       Selling, general and administrative         1,693,859       1,387,511       3,346,258       2,557,590
                                                 ------------    ------------    ------------    ------------
            Total expenses                         2,626,785       1,925,027       5,018,076       3,662,618
                                                 ------------    ------------    ------------    ------------

Income (loss) from operations                        730,805          (6,712)      1,251,175           6,474

Other income (expense):
   Gain on sale of common stock of subsidiary              -               -               -         408,859
   Interest, net                                     (34,550)        (34,546)        (51,886)        (83,009)
                                                 ------------    ------------    ------------    ------------

Income (loss) before credit for income taxes
   and minority interest                             696,255         (41,258)      1,199,289         332,324

Credit for Federal income taxes                      150,000               -         300,000            (800)
                                                 ------------    ------------    ------------    ------------

Income (loss) before minority interest               846,255         (41,258)      1,499,289         331,524

Minority interest in net of
   consolidated subsidiary                           128,187          32,013         236,035          20,343
                                                 ------------    ------------    ------------    ------------

Net income (loss)                                    718,068         (73,271)      1,263,254         311,181


Accumulated deficit, beginning of period          (1,469,481)     (2,014,667)     (2,014,667)     (3,921,913)
                                                 ------------    ------------    ------------    ------------

Accumulated deficit, end of period               $  (751,413)    $(2,087,938)    $  (751,413)    $(3,610,732)
                                                 ============    ============    ============    ============

Earnings (losses) per common share:
  Basic                                          $      0.14     $     (0.01)    $      0.24     $      0.06
                                                 ============    ============    ============    ============
  Diluted                                        $      0.13     $     (0.01)    $      0.23     $      0.06
                                                 ============    ============    ============    ============

Weighted average number of common
 shares outstanding:
  Basic                                            5,260,612       5,260,612       5,260,612       5,260,612
                                                 ============    ============    ============    ============
  Diluted                                          5,449,213       5,262,028       5,453,222       5,402,383
                                                 ============    ============    ============    ============


See Notes to Condensed Consolidated Financial Statements


                                       -5-

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended June 30
                                                                  ----------------------------
                                                                      2000            1999
                                                                  ----------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                    $ 1,263,254     $   311,181
    Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation and amortization                                 123,464         123,486
        Provision for doubtful accounts                               (17,898)
        Deferred income taxes                                        (300,000)
        Interest on stock subscription receivable                                      (4,425)
        Gains on sale of common stock to the public:
            Shares sold by the subsidiary                                            (261,961)
            Shares sold by the Company                                               (146,898)
        Issuance of subsidiary stock as compensation                 (190,209)
        Minority interest in net income of consolidated
           subsidiary                                                 236,035          20,343
    Cash supplied (used) by changes in operating assets
        and liabilities:
        Accounts receivable                                          (466,394)       (117,411)
        Inventories                                                     3,068           7,529
        Income taxes receivable                                             0           1,549
        Other current assets                                         (294,937)       (275,262)
        Deposits and other assets                                     (28,124)         (4,425)
        Accounts payable and accrued expenses                        (521,535)       (468,204)
        Deferred revenues                                            (184,494)         55,877
        Deferred satellite rent obligations                            (6,110)        129,890
        Deferred compensation                                         (91,001)          2,500

           Net cash provided by operating activities                  948,607         310,177
                                                                  ------------    ------------

Investing activities:
    Purchases of property, plant, and equipment                      (244,244)       (471,271)
                                                                  ------------    ------------

Financing activities:
    Principal payments on long-term debt and capital leases          (514,387)       (100,812)
    Principal payments on stockholder loans                                           (28,117)
    Advances from stockholders                                        178,695
    Net proceeds from sale of subsidiary stock to the public                0         617,502
                                                                  ------------    ------------

           Net cash provided by (used in) financing activities       (335,692)        488,573
                                                                  ------------    ------------

Net increase in cash and cash equivalents                             368,671         327,479

Cash and cash equivalents, beginning of period                        750,351         326,225
                                                                  ------------    ------------

Cash and cash equivalents, end of period                          $ 1,119,022     $   653,704
                                                                  ============    ============



See Notes to Condensed Consolidated Financial Statements

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


Note 2.  Unaudited Interim Financial Statements

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2000 and its results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30,2000 and 1999. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.


Note 3.  Stockholders' Equity

              On September 12, 1994, the company effected a 2 for 1 forward split of its common stock. On March 4, 1992, the company effected a 1 for 20 reverse split of its common stock. On May 1, 1989, the Company distributed a 10% common stock dividend. Share amounts herein reflect the foregoing activity.

Note 4.  Earnings (loss) per share

              The Company has presented "basic" earnings per common share in the accompanying consolidated statements of (loss) operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those that could be issued upon the exercise of stock options and warrants and the conversion of preferred stock, were issued during the period.

              The computation of diluted earnings per common share for the three and six months ended June 30, 2000 and the six months ended June 30, 1999 takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock. The diluted loss per common share for the three months ended June 30, 1999 is equal to the basic loss per common share because the assumed effects of the exercise of outstanding stock options and warrants and the conversion of preferred stock would have been anti-diluted.

              The following table reconciles the calculation of basic earnings per share to diluted earnings per share in the three and six months ended June 30, 2000:

                                                                         Three months ended             Six months ended
                                                                            June 30, 2000                 June 30, 2000
                                                                     --------------------------    --------------------------
                                                                                     Earnings                      Earnings
                                                                                       Per                           Per
                                                                        Shares        Share           Shares        Share
                                                                     ------------  ------------    ------------  ------------
            Weighted average common shares outstanding and basic
                earnings per common share                              5,260,612   $       .14       5,260,612   $       .24
                                                                                   ============                  ============
            Dilutive effect of potential common shares issuable
                upon conversion of preferred stock                        60,675                        60,675

            Dilutive effect of potential common shares issuable
                upon exercise of stock options and warrants,
                as adjusted for the application of the treasury
                stock method                                             127,926                       131,935
                                                                     ------------                  ------------
            Diluted weighted average common shares
                outstanding and diluted earnings per
                common share                                           5,449,213   $       .13       5,453,222   $       .23
                                                                     ============  ============    ============  ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5.  Income taxes

              The credits for income taxes of $150,000 and $300,000 included in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2000, respectively, was comprised of a deferred credit for Federal income taxes. The Company had no provision or credit for income taxes for the three or six months ended June 30, 1999, (see Note 7 in the 10-KSB).

              During the six months ended June 30, 2000, the Company was able to increase revenues substantially, generate pre-tax income for financial statement and tax reporting purposes and utilize a portion of its net operating loss carryforwards as shown above. In addition, management believes that it is more likely than not that the Company will be able to generate sufficient future taxable income to enable it to utilize all of the company's remaining net operating loss carryforwards available of approximately $2,600,000 as of June 30, 2000. Accordingly, the Company reduced its valuation allowance by approximately $250,000 and $400,000 and recognized a credit for Federal income taxes in the three and six months ended June 30, 2000, respectively.

              The credit for income taxes reflected in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2000 is different than it would be computed based on the applicable statutory Federal income tax rate of 34% primarily as a result of the changes in the valuation allowance as shown below:


                                                    Three months ended    Six months ended
                                                        June 30,              June 30,
                                                          2000                  2000
                                                      ------------          ------------
         Federal income tax provisions
             at statutory income tax rate             $   236,727           $   407,758

         Effect of utilization of net operating
             loss carryforwards                          (136,727)             (307,758)

         Effect of reduction in valuation
             allowance for recognition of future
             utilization of net operating loss
             carryforwards                               (250,000)             (400,000)
                                                      ------------          ------------

         Credit for income taxes                      $  (150,000)          $  (300,000)
                                                      ============          ============


Note 6.  Segment information

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6.  Segment information (concluded)

              Information with respect to these reportable business segments for the three months and six months ended June 30, 2000 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Three months ended June 30, 2000

Trips and Outings                                             $ 1,308,045      $    19,272
The Outdoor Channel         $ 2,434,754      $   822,402        3,229,230           35,816      $    84,716
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            922,836         (126,147)       3,735,936            7,830           22,436
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 3,357,590      $   696,255      $ 8,273,211      $    62,918      $   107,152
                            ============     ============     ============     ============     ============

Six months ended June 30, 2000

Trips and Outings                                             $ 1,308,045      $    38,544
The Outdoor Channel         $ 4,526,658      $ 1,446,637        3,229,230           69,260      $   204,261
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          1,742,593         (247,348)       3,735,936           15,660           39,983
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 6,269,251      $ 1,199,289      $ 8,273,211      $   123,464      $   244,244
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

COMPARISON OF QUARTERS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended June 30, 2000 were $3,357,590, an increase of $1,439,275, or 75%, compared to revenues of $1,918,315 for the quarter ended June 30, 1999. This increase was the result of changes in several items composing revenue. Advertising almost doubled to $1,833,575 for the quarter ended June 30, 2000 from $954,642 for the quarter ended June 30, 1999, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased dramatically to $728,451 for the quarter ended June 30, 2000 from $300,280 for the quarter ended June 30, 1999, primarily due to carriage of The Outdoor Channel on the Dish Network. Membership services increased to $795,564 for the quarter ended June 30, 2000 from $663,393 for the quarter ended June 30, 1999, due principally to the Company devoting increased resources to membership development and retention.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended June 30, 2000 were $2,626,785, an increase of $701,758, or 36%, compared to $1,925,027 for the quarter ended June 30, 1999. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $1,693,859 for the quarter ended June 30, 2000, compared to $1,387,511 for the quarter ended June 30, 1999. This increase was due primarily to growth at The Outdoor Channel. Advertising and programming increased to $402,242 for the quarter ended June 30, 2000, compared to $18,727 for the quarter ended June 30, 1999, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained near the same level at $530,684 for the quarter ended June 30, 2000 compared to $518,789 for the quarter ended June 30, 1999, due to satellite transponder expenses plateauing.

     INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. Income (loss) before credit for income taxes and minority interest was significantly higher as a percentage of revenues at 21% for the quarter ended June 30, 2000 compared to
(2)% for the quarter ended June 30, 1999. This was due primarily to the Company having income from operations of $730,805 for the quarter ended June 30, 2000, compared to loss from operations of $(6,712) for the quarter ended June 30, 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the six months ended June 30, 2000 were $6,269,251, an increase of $2,600,159, or 71%, compared to revenues of $3,669,092 for the six months ended June 30, 1999. This increase was the result of changes in several items composing revenue. Advertising almost doubled to $3,378,879 for the six months ended June 30, 2000 from $1,716,318 for the six months ended June 30, 1999, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased dramatically to $1,335,845 for the six months ended June 30, 2000 from $442,847 for the six months ended June 30, 1999, primarily due to carraige of The Outdoor Channed on the Dish Network. Membership services increased to $1,554,527 for the six months ended June 30,2000 from $1,509,927 for the six months ended June 30, 1999, due principally to the Company devoting increased resources to membership development and retention.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the six months ended June 30, 2000 were $5,018,076, an increase of $1,355,458, or 37%, compared to $3,662,618 for the six months ended June 30, 1999. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $$3,346,258 for the six months ended June 30, 2000, compared to $2,557,590 for the six months ended June 30, 1999. This increase was due primarily to growth at The Outdoor Channel. Advertising and programming increased to $615,046 for the six months ended June 30, 2000, compared to $67,554 for the six months ended June 30, 1999, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained near the same level at $1,056,772 for the six months ended June 30, 2000 compared to $1,037,474 for the six months ended June 30, 1999, due to satellite transponder expenses plateauing.

     INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. Income (loss) before income taxes and minority interest was significantly higher as a percentage of revenues at 19% for the six months ended June 30, 2000 compared to 9% for the six months ended June 30, 1999. This was due primarily to the Company having income from operations of $1,251,175 for the six months ended June 30, 2000, compared to $6,474 for the six months ended June 30, 1999.

GENERAL

     Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with properties in California, Alaska, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips and Outings Division sponsors unique recreational prospecting trips to the historic Mother Lode area of California and to the Company's 2,300 acre camp, located 11 miles west of Nome, Alaska.

     The Company has been selling its GPAA club memberships since its incorporation in 1984. From 1968 to 1984, GPAA memberships were sold by the proprietorship owned by the Company's founders. GPAA membership sales took a marked upswing in 1992 in conjunction with the airing of the "Gold Prospector Show," a show the Company has owned and produced since 1990. During 1992, the "Gold Prospector Show" was broadcast on various television and cable channels, for which the Company purchased air time. In 1993, GPAA launched The Outdoor Channel and, since then, broadcasts of the "Gold Prospector Show" and related sales of GPAA memberships have occurred principally through The Outdoor Channel. The Company intends that The Outdoor Channel be used as a primary vehicle to promote the Company's services and products and anticipates that it will be a factor in the future growth of GPAA, Lost Dutchman's and the Trips Division. In that regard, in 1998 the Company entered into a long term contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Outdoor Channel became profitable and cash flow positive in the second quarter of 1999. Subsequently, the Company has directed more resources to other Company divisions. For example, in September 1999, the Company commenced airing "Prospecting America" on The Outdoor Channel. Prospecting America, hosted by Perry Massie, is a new series produced by the Company's television production unit.

     Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has achieved substantial visibility in the cable industry. The Outdoor Channel is committed to converting visibility for the Channel's programming into greater distribution in cable households. Greater distribution will allow The Outdoor Channel to charge higher advertising rates, command higher subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products.

     In 1998, The Outdoor Channel signed an affiliation agreement with EchoStar Satellite Corporation ("EchoStar"), one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately four million subscribers. The Outdoor Channel's launch on EchoStar's Dish Network occurred in December 1998. Commencing February 1, 1999, The Outdoor Channel has been available on the Dish Network on an a la carte basis (i.e stand alone) for a fee of $1.99 per month. Through July 21, 2000, there were approximately 260,000 a la carte subscribers to The Outdoor Channel on the Dish Network. The Channel receives a significant portion of the monthly a la carte subscriber fees. In April 2000, The Outdoor Channel was also launched on the Dish Network's America's Top 150 package. As of July 21, 2000 there were approximately 300,000 subscribers to the Top 150 package.

     In May 2000, The Outdoor Channel signed a national affiliation agreement with Cox Communications one of the largest multi-system operators ("MSOs") in the U.S.

     A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. As of July 2000 The Outdoor Channel was launched on approximately 2,000 cable systems with approximately 5.6 million subscribers. The Outdoor Channel is under contract with or has signed national carriage agreements with over 75 of the top 100 multi-system cable operators representing over 40 million potential households.

     As of July 2000, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and intends to make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and has augmented its professional staff. The Outdoor Channel has retired some of its debt with the Company in the first half of 2000 and intends on retiring the remaining portions of said debt in the second half of 2000. The Company presently intends to utilize such funds for working capital, to be in a position to retire a portion of its loans and to make Lost Dutchman's and GPAA acquisitions and improvements.

     Since July 30, 1997, the Company's Common Stock has been traded on the NASD's over the counter Bulletin Board under the symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including internet sites on America On Line, Yahoo Finance and cnbc.com.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The annual meeting of shareholders was held on May 20, 2000. The only matter voted upon, except for adjournment, was the election of directors. Perry T. Massie, Thomas H. Massie and Richard K. Dickson II were reelected as directors of the Company. For Perry T. Massie there were 4,424,120 votes for, 0 votes against and 0 votes withheld. For Thomas H. Massie there were 4,424,120 votes for, 0 votes against and 0 votes withheld. For Richard K. Dickson II there were 4,424,120 votes for, 0 votes against and 0 votes withheld.


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


                                         GLOBAL OUTDOORS, INC.
                                         (Registrant)



Dated: August 14, 2000                   By: /s/ PERRY T. MASSIE
                                             -----------------------------------
                                             PERRY T. MASSIE,
                                             President and Chief
                                             Executive Officer



Dated: August 14, 2000                   By: /s/ RICHARD K. DICKSON II
                                             -----------------------------------
                                             RICHARD K. DICKSON II,
                                             Chief Operating Officer and interim
                                             Chief Financial Officer
                                             (Principal Financial Officer)