Form 10QSB
period 2000-09-30
GLOBAL OUTDOORS INC
filed 2000-11-14
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2000
                                        ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding
            Class                                       at November 13, 2000
            -----                                   ----------------------------
 Common Stock, $.02 par value                                5,271,073

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1


--------------------------------------------------------------------------------

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

--------------------------------------------------------------------------------


                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      September 30  December 31
                                                      ------------  ------------
                                                          2000          1999
                                                      ------------  ------------
                                                      (unaudited)
Current assets:
     Cash and cash equivalents                        $ 1,434,665   $   750,351
     Accounts receivables, net of allowance for
       doubtful accounts of $48,868 and $57,766         1,913,027       965,371
     Inventories                                           52,759        54,810
     Deferred tax assets, net                              86,550        86,550
     Receivable from stockholders                          28,775        17,700
     Other current assets                                  64,006        15,035
                                                      ------------  ------------
           Total current assets                         3,579,782     1,889,817
                                                      ------------  ------------

Property, plant and equipment, net:
     Membership recreational mining properties          1,375,006     1,352,373
     Alaska recreational mining properties              1,295,098     1,338,988
     Outdoor Channel equipment and improvements           665,017       505,063
     Other equipment and leasehold improvements           341,065       328,226
                                                      ------------  ------------
        Property, plant and equipment, net              3,676,186     3,524,650
                                                      ------------  ------------

Trademark, net of accumulated amortization of
     $53,713 and $42,777                                  165,010       175,946
Deferred tax assets, net                                  925,000     1,000,000
Deposits and other assets                                 126,793        89,062
                                                      ------------  ------------

           Totals                                     $ 8,472,771   $ 6,679,475
                                                      ============  ============

See Notes to Condensed Consolidated Financial Statements

                        GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           September 30   December 31
                                                           ------------   ------------
                                                               2000           1999
                                                           ------------   ------------
                                                           (unaudited)
Current liabilities:
  Accounts payable and accrued expenses                    $   596,873    $   711,646
  Current portion of notes and capital lease
    obligations payable                                        253,954        528,851
  Current portion of stockholder loans                           1,936          1,936
                                                           ------------   ------------
        Total current liabilities                              852,763      1,242,433

Stockholder loans, net of current portion                      612,837        435,700
Other notes and capital lease obligations payable,
  net of current portion                                       385,530        661,237
Deferred revenues                                            1,943,469      1,818,468
Deferred satellite rent obligations                            601,535        624,700
Deferred compensation                                          304,250        300,751
                                                           ------------   ------------
        Total liabilities                                    4,700,384      5,083,289
                                                           ------------   ------------

Commitments and contingencies

Minority interest in subsidiary                                877,231        390,526
                                                           ------------   ------------

Stockholders' equity:
  Convertible preferred stock, nonvoting, 10%
     noncumulative, no liquidation preference,
     $.001 par value; 10,000,000 shares
     authorized; 60,675 shares issued and outstanding               61             61
  Common stock, $.02 par value; 50,000,000 shares
     authorized; 5,271,073 and 5,266,073 shares issued
     and outstanding, respectively                             105,383        105,283
  Less common stock subscriptions receivable                  (221,250)      (221,250)
  Additional paid-in capital                                 3,356,133      3,336,233
  Accumulated deficit                                         (345,171)    (2,014,667)
                                                           ------------   ------------
        Total stockholders' equity                           2,895,156      1,205,660
                                                           ------------   ------------

        Totals                                               8,472,771      6,679,475
                                                           ============   ============

See Notes to Condensed Consolidated Financial Statements

                                   GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended              Nine Months Ended
                                                     ------------------              -----------------
                                                        September 30                    September 30
                                                        ------------                    ------------
                                                        (unaudited)                     (unaudited)
                                                    2000            1999            2000            1999
                                               -------------   -------------   -------------   -------------
Revenues:
  Advertising                                  $  1,694,393    $  1,098,442    $  5,073,272    $  2,814,760
  Subscriber fees                                   747,996         394,881       2,083,841         837,728
  Membership services                               714,213         481,533       2,268,740       1,991,460
  Trips and outings                                 807,360         739,700         807,360         739,700
                                               -------------   -------------   -------------   -------------
          Total revenues                          3,963,962       2,714,556      10,233,213       6,383,648
                                               -------------   -------------   -------------   -------------

Expenses:
  Satellite transmission fees                       531,326         521,593       1,588,098       1,559,067
  Advertising and programming                       295,462          22,710         910,508          90,264
  Trips and outings                                 507,014         478,890         507,014         478,890
  Selling, general and administrative             1,716,215       1,203,867       5,062,473       3,761,457
                                               -------------   -------------   -------------   -------------
          Total expenses                          3,050,017       2,227,060       8,068,093       5,889,678
                                               -------------   -------------   -------------   -------------

Income from operations                              913,945         487,496       2,165,120         493,970

Other income (expense):
  Gain on sale of common stock of subsidiary                                                        408,859
  Interest, net                                     (20,375)        (31,592)        (72,261)       (114,601)
                                               -------------   -------------   -------------   -------------

Income before provision for income taxes and
  minority interest                                 893,570         455,904       2,092,859         788,228

Provision for income taxes                          375,000                          75,000             800
                                               -------------   -------------   -------------   -------------

Income before minority interest                     518,570         455,904       2,017,859         787,428

Minority interest in net income of
  consolidated subsidiary                           112,328          51,821         348,363          72,164
                                               -------------   -------------   -------------   -------------

Net income                                          406,242         404,083       1,669,496         715,264
                                               =============   =============   =============   =============

Net income per share:
  Basic                                        $       0.08    $       0.08    $       0.32    $       0.14
                                               =============   =============   =============   =============
  Diluted                                      $       0.07    $       0.08    $       0.31    $       0.13
                                               =============   =============   =============   =============

Weighted averge number of common
  shares outstanding
  Basic                                           5,266,997       5,266,073       5,266,383       5,259,331
                                               =============   =============   =============   =============
  Diluted                                         5,457,515       5,343,990       5,457,539       5,337,248
                                               =============   =============   =============   =============

See Notes to Condensed Consolidated Financial Statements

                          GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended September 30
                                                              ------------------------------
                                                                   2000           1999
                                                               ------------   ------------
Operating activities:
   Net income                                                  $ 1,669,496    $   715,264
   Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                             186,961        185,229
         Provision for doubtful accounts                            (8,898)
         Provision for income taxes                                 75,000
         Interest on stock subscription receivable                 (11,075)        (6,638)
         Gains on sale of common stock to the public:
            Shares sold by the subsidiary                                        (261,961)
            Shares sold by the Company                                           (146,898)
         Issuance of stock as compensation                          20,000
         Minority interest in net income of consolidated
            subsidiary                                             486,705         72,164
   Cash supplied (used) by changes in operating assets
         and liabilities:
         Accounts receivable                                      (938,758)      (532,468)
         Inventories                                                 2,051          9,668
         Income taxes receivable                                                    1,549
         Other current assets                                      (48,971)       (16,201)
         Deposits and other assets                                 (37,731)       (28,927)
         Accounts payable and accrued expenses                    (114,773)        28,804
         Deferred revenues                                         125,001        161,651
         Deferred satellite rent obligations                       (23,165)       139,835
         Deferred compensation                                       3,499         10,000
                                                               ------------   ------------

             Net cash provided by operating activities           1,385,342        331,071
                                                               ------------   ------------
Investing activities:
    Purchases of property, plant, and equipment                   (327,561)      (629,827)
    Expenditures for trademarks                                                    (1,279)
                                                               ------------   ------------

             Net cash used in investing activities                (327,561)      (631,106)
                                                               ------------   ------------

Financing activities:
    Principal payments on long-term debt and capital leases       (550,604)      (180,159)
    Principal payments on stockholder loans                         (2,863)       (29,674)
    Advances from stockholders                                     180,000
    Net proceeds from sale of subsidiary stock to the public                      617,502
                                                               ------------   ------------

             Net cash provided by (used in) financing
                activities                                        (373,467)       407,669
                                                               ------------   ------------

Net increase in cash and cash equivalents                          684,314        107,634

Cash and cash equivalents, beginning of period                     750,351        326,225
                                                               ------------   ------------

Cash and cash equivalents, end of period                       $ 1,434,665    $   433,859
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


Note 2.  Unaudited Interim Financial Statements

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2000 and its results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30,2000 and 1999. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

         The results of the Company's operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

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

         The computation of diluted earnings per common share for the three and nine months ended September 30, 2000 and the three and nine months ended September 30, 1999 takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock.

         The following table reconciles the calculation of basic earnings per share to diluted earnings per share in the three and nine months ended September 30, 2000:

                                                                         Three months ended            Nine months ended
                                                                         September 30, 2000            September 30, 2000
                                                                     --------------------------    --------------------------

                                                                                     Earnings                      Earnings
                                                                                       Per                           Per
                                                                        Shares        Share           Shares        Share
                                                                     ------------  ------------    ------------  ------------
            Weighted average common shares outstanding and basic
                earnings per common share                              5,266,997   $       .08       5,266,383   $       .32
                                                                                   ============                  ============
            Dilutive effect of potential common shares issuable
                upon conversion of preferred stock                        60,675                        60,675

            Dilutive effect of potential common shares issuable
                upon exercise of stock options and warrants,
                as adjusted for the application of the treasury
                stock method                                             129,843                       130,481
                                                                     ------------                  ------------
            Diluted weighted average common shares
                outstanding and diluted earnings per
                common share                                           5,457,515   $       .07       5,457,539    $       .31
                                                                     ============  =============   ============   ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5.  Income taxes

         The Company had income tax provisions of $375,000 and $75,000 in the three months and nine months ended September 30, 2000, respectively. The Company had no provisions or credits for income taxes for the three or nine months ended September 30, 1999.

         During the nine months ended September 30, 2000, the Company was able to increase revenues substantially, generate pre-tax income for financial statement and tax reporting purposes and utilize a portion of its net operating loss carryforwards (see Note 7 in the 10-KSB). In addition, management believes that it is more likely than not that the Company will be able to generate sufficient future taxable income to enable it to utilize all of the company's remaining net operating loss carryforwards available of approximately $1,000,000 as of September 30, 2000. Accordingly, the Company reduced its net deferred tax asset valuation allowance by approximately $500,000 in the first six months of the nine months ended September 30, 2000.

         The provision for income taxes reflected in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2000 is different than it would be computed based on the applicable statutory Federal income tax rate of 34% primarily as a result of the changes in the valuation allowance as shown below:

                                                    Three months ended    Nine months ended
                                                    September 30, 2000    September 30, 2000
                                                    ------------------    ------------------
         Federal income tax provisions
             at statutory income tax rate             $   303,800           $   711,600

         State tax provision net of Federal
             tax benefit                                   71,500               160,000

         Effect of utilization of net operating
             loss carryforwards                                                (307,758)

         Effect of reduction in valuation
             allowance for recognition of future
             utilization of net operating loss
             carryforwards                                                     (500,000)

         Other                                               (300)               11,158
                                                      ------------          ------------

         Provision for income taxes                   $   375,000           $    75,000
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

         Information with respect to these reportable business segments for the three months and nine months ended September 30, 2000 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes        Assets        Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Three months ended September 30, 2000

Trips and Outings           $   807,360      $   300,346      $ 1,295,098      $    23,022      $    27,828
The Outdoor Channel           2,431,369          598,007        3,593,523           33,444           62,142
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            725,233           (4,783)       3,584,150            7,031           49,431
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 3,963,962      $   893,570      $ 8,472,771      $    63,497      $   139,401
                            ============     ============     ============     ============     ============


Nine months ended September 30, 2000

Trips and Outings           $   807,360      $   300,346      $ 1,295,098      $    71,718       $   27,828
The Outdoor Channel           6,861,733        1,864,319        3,593,523          100,332          254,706
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          2,564,120          (71,806)       3,584,150           14,912           45,027
                            ------------     ------------     ------------     ------------     ------------

      Totals                $10,233,213      $ 2,092,859      $ 8,472,771      $   186,962      $   327,561
                            ============     ============     ============     ============     ============

                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                  (Unaudited)

                 Information with respect to these reportable business segments for the three months and nine months ended September 30, 1999 is as follows:


                                                Income                         Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes        Assets        Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Three months ended September 30, 1999

Trips and Outings           $   580,618      $   121,626      $ 1,465,893      $    20,886      $    36,872
The Outdoor Channel           1,396,088          231,079        1,763,049           23,136           39,040
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            737,860          103,199       1,730,075           17,721           87,548
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 2,714,566      $   455,904      $ 4,959,017      $    61,743      $   163,460
                            ============     ============     ============     ============     ============


Nine months ended September 30, 1999

Trips and Outings           $   580,618      $   121,626      $ 1,465,893      $    62,658      $    75,912
The Outdoor Channel           3,477,370          178,163        1,763,049           69,408          178,807
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          2,325,660          488,439        1,730,075           53,163          469,868
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 6,383,648      $   788,228      $ 4,959,017      $   185,229      $   724,587
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

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended September 30, 2000 were $3,963,962, an increase of $1,249,406, or 46%, compared to revenues of $2,714,556 for the quarter ended September 30, 1999. This increase was the result of changes in several items composing revenue. Advertising increased significantly to $1,694,393 for the quarter ended September 30, 2000 from $1,098,442 for the quarter ended September 30, 1999, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees nearly doubled at $747,996 for the quarter ended September 30, 2000 compared to $394,881 for the quarter ended September 30, 1999, primarily due to carriage of The Outdoor Channel on the Dish Network. Membership services increased to $714,213 for the quarter ended September 30, 2000 from $481,533 for the quarter ended September 30, 1999, due principally to the Company devoting increased resources to membership development and retention. Trips and outings increased noticeably to $807,360 for the quarter ended September 30, 2000 from $739,700 for the quarter ended September 30, 1999, due primarily to increased participation on the Company's Alaska trip expedition.

         EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended September 30, 2000 were $3,050,017, an increase of $822,957, or 37%, compared to $2,227,556 for the quarter ended September 30, 1999. This increase was primarily the result of an increase in selling, general and administrative expenses and an increase in advertising and programming expenses. Selling, general and administrative expenses increased significantly to $1,716,215 for the quarter ended September 30, 2000, compared to $1,203,867 for the quarter ended September 30, 1999. This increase was due primarily to growth at The Outdoor Channel. Advertising and programming expenses increased to $295,462 for the quarter ended September 30, 2000, compared to $22,710 for the quarter ended September 30, 1999, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees stabilized at $531,326 for the quarter ended September 30, 2000 compared to $521,593 for the quarter ended September 30, 1999, due to satellite transponder expenses plateauing. Trips and outings expenses remained near the same level at $507,014 for the quarter ended September 30, 2000 compared to $478,890 for the quarter ended September 30, 1999, due to the Company controlling Alaska trip expenses.

         INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was higher as a percentage of revenues at 23% for the quarter ended September 30, 2000 compared to 17% for the quarter ended September 30, 1999. This was due primarily to the Company having significantly higher income from operations of $913,945 for the quarter ended September 30, 2000, compared to $487,496 for the quarter ended September 30, 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the nine months ended September 30, 2000 were $10,233,213, an increase of $3,849,565, or 60%, compared to revenues of $6,383,648 for the nine months ended September 30, 1999. This increase was the result of changes in several items composing revenue. Advertising increased significantly to $5,073,272 for the nine months ended September 30, 2000 from $2,814,760 for the nine months ended September 30, 1999, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees more than doubled to $2,083,841 for the nine months ended September 30, 2000 from $837,728 for the nine months ended September 30, 1999, primarily due to carriage of The Outdoor Channel on the Dish Network. Membership services increased to $2,268,740 for the nine months ended September 30, 2000 from $1,991,460 for the nine months ended September 30, 1999, due principally to the Company devoting increased resources to membership development and retention. Trips and outings increased noticeably to $807,360 for the nine months ended September 30, 2000 from $739,700 for the nine months ended September 30, 1999, due primarily to increased participation on the Company's Alaska trip expedition.

         EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the nine months ended September 30, 2000 were $8,068,093, an increase of $2,178,415, or 37%, compared to $5,889,678 for the nine months ended September 30, 1999. This increase was primarily the result of an increase in selling, general and administrative expenses and an increase in advertising and programming expenses. Selling, general and administrative expenses increased significantly to $5,062,473 for the nine months ended September 30, 2000, compared to $3,761,457 for the nine months ended September 30, 1999. This increase was due primarily to growth at The Outdoor Channel. Advertising and programming expenses increased substantially to $910,508 for the nine months ended September 30, 2000, compared to $90,264 for the nine months ended September 30, 1999, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained near the same level at $1,588,098 for the nine months ended September 30, 2000 compared to $1,559,067 for the nine months ended September 30, 1999, due to satellite transponder expenses plateauing. Trips and outings expenses remained near the same level at $507,014 for the nine months ended September 30, 2000 compared to $478,890 for the nine months ended September 30, 1999, due to the Company controlling Alaska trip expenses.

         INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was significantly higher as a percentage of revenues at 20% for the nine months ended September 30, 2000 compared to 12% for the nine months ended September 30, 1999. This was due primarily to the Company having income from operations of $2,165,120 for the nine months ended September 30, 2000, compared to $493,970 for the nine months ended September 30, 1999.

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

         In 1998, The Outdoor Channel signed an affiliation agreement with EchoStar Satellite Corporation ("EchoStar"), one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately four million subscribers. The Outdoor Channel's launch on EchoStar's Dish Network occurred in December 1998. Commencing February 1, 1999, The Outdoor Channel has been available on the Dish Network on an al a carte basis (i.e stand alone) for a fee of $1.99 per month. The Channel receives a significant portion of the monthly a la carte subscriber fees. In April 2000, The Outdoor Channel was also launched on the Dish Network's America's Top 150 package. As of November 2000 there were approximately 1,000,000 Dish Network subscribers that received The Outdoor Channel.

         In May 2000, The Outdoor Channel signed a national affiliation agreement with Cox Communications one of the largest multi system cable operators ("MSOs") in the U.S.

         A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel to date have largely been focused on areas where there are the greatest number of outdoor enthusiasts, mainly in rural areas of the United States. As of November 2000 The Outdoor Channel was launched on approximately 2,500 cable systems with approximately 6.2 million subscribers. The Outdoor Channel is under contract with or has signed national carriage agreements with over 75 of the top 100 multi-system cable operators representing over 40 million potential households.

         On October 19, 2000 the Board of Directors of The Outdoor Channel authorized the purchase by The Outdoor Channel of up to 100,000 shares of the common stock of Global Outdoors in the over the counter public market. As of November 13, 2000, The Outdoor Channel had purchased approximately 30,000 shares of Global Outdoors common stock pursuant to this authorization.

         On October 27, 2000, the Company announced that The Outdoor Channel is exploring strategic alternatives to bolster its growth and enhance value. These alternatives include strategic investment or equity financing. As of November 13, 2000, The Outdoor Channel had not entered into any strategic alternative agreements. However, The Outdoor Channel is actively evaluating its strategic alternative options.

         As of November 2000, the Company is generating sufficient cash flow from operations to meet its short- term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and intends to make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and has augmented its professional staff. The Outdoor Channel has retired some of its debt with the Company in the first nine months of 2000 and intends on retiring the remaining portions of said debt in the fourth quarter of 2000. The Company presently intends to utilize such funds for working capital, to be in a position to retire a portion of its loans and to make Lost Dutchman's and GPAA acquisitions and improvements.

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


                                         GLOBAL OUTDOORS, INC.
                                             (Registrant)



Dated:  November 14, 2000                By:     /s/ PERRY T. MASSIE
                                            -----------------------------------
                                            PERRY T. MASSIE,
                                            President and Chief
                                            Executive Officer



Dated:  November 14, 2000                By:     /s/ RONALD D. WARD
                                            -----------------------------------
                                            RONALD D. WARD,
                                            Controller
                                            (Principal Financial Officer)