Form 10KSB
period 2000-12-31
GLOBAL OUTDOORS INC
filed 2001-04-02
CIK 760326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2000
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

Commission file number :  0-17287
                          -------

                              GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             ALASKA                                       33-0074499
-------------------------------------     --------------------------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $13,883,122

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         On March 16, 2001, 853,365 shares of voting Common Stock were held by non-affiliates of the registrant. On Said date the aggregate market value of such Common Stock was $6,506,908.

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                               Number of Shares Outstanding
             Class                                   at March 25, 2001
---------------------------------           -----------------------------------

         Common Stock                                    5,274,073

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


GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. Launched as a part-time network in June 1993, The Outdoor Channel progressed to a full-time channel in April 1994 and since then has continued to develop its management, programming, distribution and revenue. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 5,000 members and properties in California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 35,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips Division sponsors unique recreational prospecting trips to California's Motherlode area and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska. In February 1995, the Company acquired 100% of GPAA. At the time of the acquisition, GPAA in addition to its other interests owned The Outdoor Channel. The Company was incorporated in Alaska on October 22, 1984.


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

         INCREASE THE OUTDOOR CHANNEL'S CARRIAGE ON CABLE TELEVISION SYSTEMS AND DIRECT BROADCAST SATELLITE SYSTEMS: The Outdoor Channel intends to increase its carriage on cable television systems and direct broadcast satellite ("DBS") television systems by continuing to provide quality programming on The Outdoor Channel and by increasing the public's awareness and name recognition of The Outdoor Channel through intensified public relations and marketing efforts targeting cable operators and potential subscribers.

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

         INCREASE ADVERTISING REVENUE AND SUBSCRIBER FEES DERIVED FROM THE OUTDOOR CHANNEL: The Company believes that as the distribution of The Outdoor Channel increases, the Channel will be able to continue to increase its advertising rates and increase subscriber fees from cable and direct broadcast satellite operators.

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

         EXPLORE STRATEGIC ALTERNATIVES: The Outdoor Channel will continue to explore strategic alternatives such as an investment from a larger entity in its industry to bolster its growth and enhance value. The Company will continue to consider retaining an investment bank to assist in this process.


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

         Since March 1999, the Channel has supported itself solely through its own revenues. As of March 25, 2001, the Company owned approximately 84% of the Common Stock of The Outdoor Channel. In the event all outstanding options to purchase Common Stock in the Channel were exercised the Company would own approximately 68% of The Outdoor Channel.

         The Outdoor Channel is a premier provider of a full range of quality programming related to traditional outdoor activities and is one of the only television networks whose programming specifically targets the interests and concerns of millions of persons interested in traditional outdoor activities. The Outdoor Channel provides the Company, as well as other advertisers, with a cost effective means to promote goods and services to a large, focused and rapidly expanding market. In addition, The Outdoor Channel affords cable and DBS operators the opportunity to both attract subscribers from a significant market segment not specifically targeted by other programming services and respond to viewers' demands for more outdoor-related programming.


DISTRIBUTION AND CABLE SUBSCRIBERS

         The Outdoor Channel's programming is offered mainly by means of satellite transmissions and through contractual relationships with operators of cable television systems. The Company estimates that in the United States approximately 67 million households have cable television, 15 million households have a DBS television service such as Dish Network or Direct TV and the large C-Band satellite dish ("C-Band") market has attracted another 2.5 million households. In addition, "wireless cable" ("MMDS") and new video systems presently being built by telephone companies provide additional opportunities for the Company to distribute The Outdoor Channel. New digital programming services offered by many cable operators has greatly increased the programming capacity for these operators. The Outdoor Channel has received and is continuing to receive launches on these digital services including those provided by Time Warner Cable and AT&T. The Company believes that The Outdoor Channel is available to approximately 30.5 million households.

         The Outdoor Channel transmits all of its programs from its production facility located in Temecula, California by means of a master control room that is linked via fiber optic cable to an earth station transmitting antenna (an "up-link"), which The Outdoor Channel leases under a service agreement. The up-link facility transmits The Outdoor Channel's programming signal over an orbiting PanAmSat Galaxy 10R satellite transponder to cable system head-end receiving antennae and satellite dishes throughout the United States and Canada. The Outdoor Channel has editing equipment at its production facility which is used to assemble programs that are produced in-house, edit acquired programming and insert advertising spots. The Channel also has several filming sets at its production facility from which some of its in-house programming is produced. Commencing March 10, 2000, PanAmSat moved Galaxy 10R into the orbital position formerly occupied by Galaxy 9. The Outdoor Channel, pursuant to an amendment to its lease with PanAmSat has a twelve year term on Galaxy 10R. The Channel's lease with PanAmSat also includes provisions for in-orbit backup of the Channel's signal, when such backup is available. The Company has not contracted for in-orbit backup from PanAmSat.

         The Outdoor Channel is currently carried on approximately 2,700 affiliated cable systems representing a potential of approximately 23 million households, of which, the Channel has approximately 7.7 million subscribers. The Channel is also available to approximately 5 million DBS households, of which the channel has approximately 1.3 million. In addition, the Channel is available, unscrambled, on C-Band satellite with approximately 2.5 million households. The Outdoor Channel is not dependent on one or a few multiple cable system operators ("MSOs") due to the numerous different cable systems carrying The Outdoor Channel. The Outdoor Channel has affiliation agreements with most of the top 100 MSOs. The Company believes that it will be able to enter into more agreements with local operators in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. This expansion is being greatly assisted by the significant expansion of digital cable whereby operators are able to add more channels to the same bandwidth. In addition, the Company intends to continue its promotional activities, such as attending regional and local cable trade shows and advertising in trade magazines in order to increase cable industry awareness of The Outdoor Channel. The Outdoor Channel has also commenced a consumer awareness campaign whereby it has taken out full-page advertisements in selected magazines with a traditional outdoor focus. The Company has reserved the right to encrypt its signal requiring satellite viewers to purchase subscriptions.

         DBS providers, such as EchoStar and DirecTV represent additional potential distribution of The Outdoor Channel. The Outdoor Channel believes that distribution by means of DBS will increase as market acceptance and the installed base of DBS subscribers increase. The Outdoor Channel has a DBS distribution agreement with EchoStar and was launched on EchoStar's DISH Network in December 1998. Commencing February 1, 1999, The Outdoor Channel has been available on the DISH Network on an al a carte basis (i.e. stand alone) for a fee of $1.99 per month. The Channel receives a significant portion of the monthly fees. Through February 2001, there were approximately 250,000 a la carte subscribers to The Outdoor Channel on the DISH Network. In April 2000, The Outdoor Channel was launched on the Dish Network's America's Top 150 package. As of February 2001 there were approximately 1,050,000 subscribers to the Top 150 package.

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

ADVERTISING

         The Company derived approximately $6.8 million in advertising revenue for the year ended December 31, 2000, from cash sales of advertising time on The Outdoor Channel and publications such as the Gold Prospector magazine. The Channel has a fixed number of commercial spots that can be sold to advertisers. Currently, there is more demand for the Channel's time than it has available resulting in 100% of the spots being sold. The Company anticipates that it will continue to derive a substantial portion of its revenue from the sale of advertising time and that the rates for advertising time will increase accordingly.

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


PROGRAMMING

         The Outdoor Channel's programming is focused on providing entertainment, education, consumer values and a balanced approach to the use of outdoor natural resources. The Outdoor Channel produces its programs with the outdoor enthusiast in mind, often after considering suggestions and recommendations of its viewers. Therefore, The Outdoor Channel believes that it's programming, as opposed to its closest competitors' programming, accurately represents the values and interests of the outdoor community.

         The Outdoor Channel acquires programs from independent film and television production companies and produces programs utilizing in-house staff and facilities. The Outdoor Channel exhibits the acquired productions pursuant to licensing agreements with suppliers who generally own the copyrights to such programming. Licenses to air acquired programming generally run for a calendar quarter to one year and entitle The Outdoor Channel to show each episode several times. Approximately 90% of the Channel's programming is nationally exclusive to the Channel. Examples of programming acquired from third parties include "America's Outdoor Journal," "Pillsbury Kids Outdoors," and "American Outdoorsman." Approximately 10% of the Channel's programming is produced in-house, examples of which, include "The Outdoor Channel Rodeo Roundup," ""Prospecting America," "Gold Fever," "Whistle Stops," and the "Iditarod" Special.

         In 2001, the Company plans to produce and acquire additional programming for The Outdoor Channel which the Company believes will enable it to obtain greater distribution and increase advertising rates.


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

         The Outdoor Channel has entered into several cross marketing agreements with outdoor related publications and organizations that have recognized the value of advertising time on the Channel. This provides the Channel with a very effective means of increasing consumer awareness and demand for The Outdoor Channel. In 2000, the Channel continued its intensified consumer marketing program to increase the Channel's brand awareness and to increase penetration of digital cable subscribers and DISH Network subscribers. The plan utilizes with full-page, color advertisements in selected outdoor publications with millions of readers. In addition, the Channel increased its budget for affiliate marketing with full page advertisements in cable industry trade publications. The Company expects that these marketing efforts will increase the number of households subscribing to the Channel.

         LOST DUTCHMAN'S

         Lost Dutchman's is a national recreational gold prospecting campground club, with campgrounds in California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. Lost Dutchman's currently has over 5,000 members. Lost Dutchman's memberships cost up to $5,000 with annual maintenance dues presently set at $120; however, significant discounts are available to those members who purchase memberships at Company sponsored outings or trade shows.

         Lost Dutchman's members are entitled to use any of the fourteen campgrounds owned by the Company or by an affiliated organization, pursuant to a mutual use agreement between the Company and such organization. Members are entitled to keep all gold found while prospecting on any of the Company's properties. The Company is committed only to those duties which would be required as an absentee owner of raw land, such as the payment of property taxes. Eight of the properties have a caretaker which the Company has been able to retain at a minimal monthly expense advance which averages about $600 per month. The caretaker's job is to provide minor repairs and maintenance such as keeping the weeds down, cleaning bathrooms and other facilities, if any, and generally taking care of the property and the campers. It is worthy of note that in many instances, when a major improvement has been made to a property such as a building, a clubhouse or road, that Lost Dutchman's members have contributed both labor and materials towards its construction so that the Company had very little cost in the project. It is the Company's intention to actively acquire and develop additional recreational properties and to add recreational facilities and improvements at current camps.

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

         GPAA

         GPAA is the largest recreational gold prospecting club in the world, with approximately 31,000 active members. GPAA publishes an annual Claims Club Membership Mining Guide and quarterly updates that are provided to Claims Club Members. The Membership Guide contains detailed information on several hundred mining claims and leases comprising approximately 100,000 acres that are available to members. Five of the leases have a caretaker which the Company has been able to retain at a minimal monthly expense advance which averages about $200 per month. The caretaker's job is to provide minor repairs and maintenance such as keeping the weeds down, cleaning bathrooms and other facilities, if any, and generally taking care of the property and the miners. GPAA also publishes the bi-monthly Gold Prospector magazine that contains approximately 100 pages of gold prospecting and treasure hunting information and has a distribution of approximately 60,000 copies. GPAA operates gold prospecting trade shows and conventions, from which the Company derives revenue from admissions and booth rentals, and sells recreational gold prospecting-related merchandise.

         GPAA's initial memberships cost $67.50. Members are entitled to receive a 14" gold pan, an annual subscription to the Gold Prospector magazine, an annual subscription to the quarterly Pick & Shovel Gazette, the GPAA Claims Club Membership Mining Guide which currently contains over 500 pages of information and a Claims Club Prospecting Permit as well as related merchandise. Annual renewal membership fees range from $20 to $59. The Company markets and advertises GPAA memberships and products on The Outdoor Channel. GPAA also produces the Gold Fever and Prospecting America television shows which air on The Outdoor Channel, as well as, several other selected markets. GPAA also owns approximately 50 hours of original programming of the Gold Prospectors Show which the Company intends on re-editing and airing on The Outdoor Channel.

         THE TRIPS DIVISION

         The Trips Division offers unique recreational gold prospecting trips to residents of the United States and Canada. The principal trip offered by the Trips Division is the annual trip to Alaska, the fees for which are up to $1,950 per week and $950 per additional week, including round-trip transportation to and from Seattle, Washington. The Alaska Trip crew usually arrives in early June with the camp closing in mid August. The Alaskan expedition begins in Nome, Alaska where participants are taken to the Company's 2,300-acre camp on the Cripple River adjacent to the Bering Sea. In 2000, the Alaska trip had approximately 380 participants, and the Company expects that the number of participants will increase in the future due to the Company's increased advertising and marketing efforts on The Outdoor Channel, as well as advertisements in the Gold Prospector magazine and on the Gold Prospectors' Show and Gold Fever Show.

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

COMPETITION

         There is intense competition for viewers among companies providing programming services via cable television and through other video delivery systems. More than 120 programming services are currently distributed nationwide by satellite to cable systems. The Outdoor Channel competes for advertising revenues with other national cable programming services, broadcast networks, local over-the-air television stations, broadcast radio and the print media. The Outdoor Channel's closest direct competitors are the Outdoor Life Network and to a lesser extent, The National Network and ESPN. The Outdoor Channel believes that while its closest competitor has a similar name there is a substantial difference between the two networks. The Outdoor Channel emphasizes traditional outdoor activities such as fishing and hunting while the other network features a significant amount of outdoor competitive sports and nature observation. The Outdoor Channel believes that its closest competitor is well funded and well connected but believes this benefits The Outdoor Channel since it will serve as a barrier to competition for future programmers in this niche. More generally, The Outdoor Channel competes with various other leisure-time activities such as home videos, movie theaters, and other alternative forms of information and entertainment.

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

         The Outdoor Channel has positioned itself with cable operators as the lower cost provider in its niche. The Company believes that The Outdoor Channel is receiving higher advertising rates than its closest competitor due to a higher percentage of viewership. The Company believes that it has an advantage over its competitors in attracting advertisers of outdoor-related products and services because the Company, unlike its competitors, broadcasts The Outdoor Channel to approximately 2.5 million direct to home large dish satellite receivers and offers its advertisers exposure through a programming format which focuses exclusively on the traditional outdoor lifestyle of hunting, fishing, camping and related outdoor activities. In addition, while developments such as digital compression and new distributors in the cable marketplace may have the effect of increasing competition for The Outdoor Channel, they also create tremendous potential for additional distribution for the network.

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

                  Year                Participants
                  ----                ------------
                  1991                     220
                  1992                     215
                  1993                     579
                  1994                     538
                  1995                     369
                  1996                     378
                  1997                     430
                  1998                     317
                  1999                     345
                  2000                     375

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


EMPLOYEES

         As of December 31, 2000, the Company, not including The Outdoor Channel, had a total of 36 employees of which 33 were full time. The Outdoor Channel had a total of 42 employees all of which were full time. The Company also engages the services of additional employees during the Alaskan trip offered by the Trips Division. During 2001, the Company engaged the services of approximately eight such seasonal employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


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


CRIPPLE RIVER

         The Cripple River property consists of approximately 2300 patented (*See definition of "patented," below) acres and is located in the Cape Nome area of Alaska. The Cripple River property is the principal destination of the "Alaska Trip" participants. It is the former location of a large historic gold mining operation. The Company has constructed over 130 rooms on the property for trip participants. Also, Global has constructed a chow hall, Saloon (non-alcoholic), general store, gold recovery plant, small commercial gold mining plant, drinking and wastewater treatment facilities and other buildings. In addition to recreational gold mining, the Cripple River property has excellent fishing including yearly runs of pink and silver salmon.


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


OCONEE CAMP

         The Oconee Camp, located in the northwest corner of South Carolina and just north of Walhalla, was acquired in June 1995. This camp consists of 120 acres of deeded property. Oconee is a primitive campground with minimal facilities including twelve sites for hookups, outhouse and telephones. Oconee has a caretaker who lives on site. Future plans include bathrooms, showers, water and a clubhouse. Completion of some improvements is estimated in 1 to 2 years and is subject to regulatory approval. There is Camping for up to 250 self-contained recreational vehicles.


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

         o Patented land is United States public land that has been transferred to private fee simple ownership. Mining claims can be perfected into patented land which is what occurred on some of the Company's properties before the Company acquired those properties.


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

                                                   High                Low
                                                   ----                ---

         1999      First Quarter                   2.50               1.44
                   Second Quarter                  3.75               1.62
                   Third Quarter                   5.50               1.94
                   Fourth Quarter                  4.00               2.00

         2000      First Quarter                   4.25               3.13
                   Second Quarter                  4.50               2.88
                   Third Quarter                   3.94               2.62
                   Fourth Quarter                  4.69               3.00

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

         In October 1991, February 1993, April 1994, November 1995, December 1996, December 1997 and May 1999, Global authorized paying a dividend payable in Common Stock to Global's Preferred Stockholders for the years 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998. In 2001 Global intends to pay a dividend to its Preferred Stockholders for 1999 and 2000.

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

         As of December 31, 2000, Global had 1,055 shareholders of record of its Common Stock and 199 shareholders of its Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information includes forward-looking statements, the realization of which may be impacted by certain factors discussed in Item I. Description of Business-Important Factors Related to Forward-Looking Statements and Associated Risks.


GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 5,000 members and properties in California, Alaska, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 31,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. Prior to being a wholly-owned subsidiary of the Company, GPAA was an affiliated company which owned the Outdoor Channel. The Company acquired 100% of the stock of GPAA in February 1995. The Company's Trips Division sponsors unique recreational prospecting trips to the historic Mother Lode area of California and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska.

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

         Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many other channels, it has, to date, achieved substantial visibility in the cable industry. The Outdoor Channel is committed to converting visibility for the Channel's programming into greater distribution into cable households. Greater distribution will allow The Outdoor Channel to charge higher advertising rates, command higher subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products.

         To accomplish the objective of obtaining increased distribution the Channel seeks to sign national carriage agreements with MSOs and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel are broad based and are not limited to areas where there are the greatest number of outdoor enthusiasts.

         As of February 2001, The Outdoor Channel was carried on approximately 2,700 affiliated cable systems representing a potential of approximately 23 million households, of which, the Channel has approximately 7.7 million subscribers. The Channel is also available to approximately 5.0 million DBS households, of which the channel has approximately 1.3 million subscribers. In addition, the Channel is available, unscrambled, on C-Band satellite with approximately 2.5 million households. The Outdoor Channel is not dependent on one or a few multiple cable system operators ("MSOs") due to the numerous different cable systems carrying The Outdoor Channel. The Outdoor Channel has affiliation agreements with most of the top 100 MSOs representing over 40 million potential households. The Channel's list of affiliates includes AT&T Corp., which acquired Tele-Communications Inc., and Time Warner, the two largest cable operators in the country. In addition, the Channel is in active negotiations with most of the other unsigned cable operators. The Company believes that it will be able to enter into more agreements with local operators in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. This expansion is being greatly assisted by the significant expansion of digital cable whereby operators are able to add more channels to the same bandwidth. In addition, the Company intends to continue its promotional activities, such as attending regional and local cable trade shows and advertising in trade magazines in order to increase cable industry awareness of The Outdoor Channel. The Outdoor Channel is continuing its consumer awareness campaign whereby it has taken out full-page advertisements in selected magazines with a traditional outdoor focus.

         In February 1999, The Outdoor Channel launched on an a la carte basis (i.e. stand alone) for a fee of $1.99 per month with EchoStar Satellite Corporation's ("EchoStar") DISH Network. EchoStar is one of the largest direct broadcast satellite companies ("DBS") in the U.S. with approximately 5.0 million subscribers. Through February 2001, there were approximately 250,000 a la carte subscribers to The Outdoor Channel on the DISH Network. The Channel receives a significant portion of the monthly subscriber fees. In April 2000, The Outdoor Channel was launched on the Dish Network's America's Top 150 package. As of February 2001 there were approximately 1,050,000 subscribers to the Top 150 package.

         The Company owns approximately 84% of The Outdoor Channel. In the event all outstanding options to purchase Common Stock in the Channel were exercised, as of March 25, 2001, the Company would own approximately 68% of The Outdoor Channel (See Note 8 to the Consolidated Financial Statements). In October 2000, The Outdoor Channel authorized the purchase of up to 100,000 shares of the Company's common stock. Through January 2001, the Channel had purchased 59,500 shares of the Company's common stock. It has not made any additional purchases since January 2001.

         In November 1999, The Outdoor Channel renewed its media placement agreement for two years with Frederiksen Television, Inc. for the placement of direct response programming on The Outdoor Channel, primarily during off hours. The Outdoor Channel receives significant revenues under this agreement.

         In December 1999, the Channel launched a consumer awareness program with full page color advertisements in selected traditional outdoor publications. The budget for this program is $3 million over two years.

         In October and November 2000, the Company retired the remaining balances due on its Oconee, South Carolina and Vein Mountain, North Carolina properties of approximately $59,000 and $45,000, respectively. In January 2001, the Company retired approximately $45,000 of balance due on its Stanton, Arizona property which represented about half the amount due on that property.

         The Company's Common Stock is traded on the NASD's over the counter Bulletin Board under trading symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including numerous Internet sites such as America On Line, Yahoo Finance and cnbc.com.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

         REVENUES. The Company's revenues include revenues from advertising fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips and Outings Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the year ended December 31, 2000 were $13,883,122, an increase of $4,906,680 or 55%, compared to revenues of $8,976,442 for the year ended December 31, 1999. This increase was primarily the result of an increase in advertising revenues and subscriber fees. Advertising revenues increased substantially to $6,848,782 for the year ended December 31, 2000 compared to $4,273,581 for the year ended December 31, 1999, due primarily to an increase in advertising revenue at The Outdoor Channel. Subscriber fees more than doubled to $2,826,050 for the year ended December 31, 2000 compared to $1,317,340 for the year ended December 31, 1999, due primarily to the increase in subscriber fees from the DISH Network and cable television systems by The Outdoor Channel. Membership services increased notably to $3,331,223 for the year ended December 31, 2000, compared to $2,611,605 for the year ended December 31, 1999, which the Company believes is due primarily to the increased number of persons exposed to the Company's products and services on The Outdoor Channel. Revenues from the trips and outings increased substantially to $877,057 for the year ended December 31, 2000 compared to $773,916 for the year ended December 31, 1999 for the same reason membership services revenue increased.

         EXPENSES. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the year ended December 31, 2000 were $11,640,256, a significant increase of $3,457,473, or 42%, compared to $8,182,783 for the year ended December 31, 1999. This substantial increase in expenses was due to the several factors. Selling, general and administrative expenses increased substantially to $6,725,073 for the year ended December 31, 2000, compared to $5,185,741 for the year ended December 31, 1999. This increase was due primarily to the expansion of The Outdoor Channel and related increases in such areas as marketing and personnel. Advertising and programming expenses increased substantially to $1,765,460 for the year ended December 31, 2000, compared to $450,672 for the year ended December 31, 1999. This increase was due primarily to The Outdoor Channel's consumer and trade industry awareness campaigns. Satellite transmission fees remained nearly the same at $2,160,860 for the year ended December 31, 2000, compared to $2,062,403 for the year ended December 31, 1999, due to the stabilization of transponder and uplink costs for The Outdoor Channel. Trips and outings expenses increased significantly to $988,863 for the year ended December 31, 2000, compared to $483,967 for the year ended December 31, 1999, due primarily to increased participation on the Alaska trip.

         INCOME BEFORE CREDIT FOR INCOME TAXES AND MINORITY INTEREST. Income before credit for income taxes and minority interest as a percentage of revenues increased to 16% for the year ended December 31, 2000 compared to 11% for the year ended December 31, 1999. Certain components of this percentage changed significantly. Income from operations was $2,242,866 for year ended December 31, 2000 compared to $793,659 for the year ended December 31, 1999. On the other hand, gain on the sale or issuance of common stock of subsidiary decreased significantly to $106,906 for the year ended December 31, 2000, compared to $408,860 for the year ended December 31, 1999, due to The Outdoor Channel closing its private placement on March 5, 1999 and with the gain in 2000 due primarily to the issuance of stock for services.

         INCOME TAXES. The income tax credit for the year ended December 31, 2000, was $85,463 compared to $1,086,550 for the year ended December 31, 1999. This was due to the Company utilizing a portion of its loss carryforward and reducing its valuation allowance.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company provided cash from operations of $2,224,425 in 2000, compared to providing cash from operations of $937,900 in 1999 and had a cash and cash equivalents balance of $1,844,449 at December 31, 2000, which was an increase of $1,094,098 from the balance of $750,351 at December 31, 1999. Current assets increased to $5,021,182 in 2000 compared to $1,889,817 in 1999. Current liabilities were similar at $1,273,482 for 2000 compared to $1,218,433 for 1999. Net working capital increased to $3,747,700 in 2000, compared to $671,384 in 1999.

         In 2000, the Company generated an operating profit of $2,242,866 compared to an operating profit of $793,659 in 1999. In 1999, the Company obtained cash from the sale of a 3% interest in The Outdoor Channel and recognized a gain on the sale of $408,860. There were no sales of stock by the Company in 2000.

         From April 1999 through the present, the Company has financed its activities primarily from cash flow from operations and to a lesser degree equipment and improvement financing.

         As of December 31, 2000, the Company had a note in the amount of $200,000 payable to a bank outstanding at interest rate of 11.625%. This note is secured by substantially all of the Company's assets and is personally guaranteed by Perry T. Massie, Thomas H. Massie and Wilma M. Massie.

         As of December 31, 2000, the Company had two notes payable to unaffiliated individuals, with balances outstanding as of that date of $90,839 and $37,334. The notes bear interest rates that range from 8.5% to 9.5% and are due in January 2002 and August 2001, respectively.

         As of March 2001, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is generating cash flow in excess of its short-term cash flow requirements and is continuing the trend of increased revenues. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated increased levels through January 1, 2002. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present stockholders as a result of any such financing. At the current level of operations, the Company is retiring some existing debt and is planning modest improvements to some of its properties. The Outdoor Channel retired its debt with the Company in 2000.


ITEM 7.  FINANCIAL STATEMENTS

         Following are consolidated financial statements of the registrant for the years ended December 31, 2000 and 1999.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES



                                    I N D E X
                                    ---------


                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.....................................22

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999.......................23

CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED
    DECEMBER 31, 2000 AND 1999...............................................24

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 31, 2000 AND 1999...................................25

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED
    DECEMBER 31, 2000 AND 1999...............................................26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................27-45



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders and Board of Directors
    Global Outdoors, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of GLOBAL OUTDOORS, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Outdoors, Inc. and Subsidiaries as of December 31, 2000 and 1999, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                                J.H. COHN LLP


San Diego, California
March 22, 2001

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 2000 AND 1999

                                                                                     2000           1999
                                                                                 ------------   ------------
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                                   $ 1,844,449    $   750,351
     Accounts receivable, net of allowance for doubtful
         accounts of $206,766 and $57,766                                          1,613,167        965,371
     Inventories                                                                     116,957         54,810
     Deferred tax assets, net                                                      1,387,230         86,550
     Receivable from stockholders                                                     35,421         17,700
     Other current assets                                                             23,958         15,035
                                                                                 ------------   ------------
              Total current assets                                                 5,021,182      1,889,817
                                                                                 ------------   ------------
Property, plant and equipment, at cost, net:
     Membership recreational mining properties                                     1,378,611      1,352,373
     Alaska recreational mining properties                                         1,194,880      1,338,988
     Outdoor Channel equipment and improvements                                      670,084        505,063
     Other equipment and leasehold improvements                                      388,361        328,226
                                                                                 ------------   ------------
              Property, plant and equipment, net                                   3,631,936      3,524,650
                                                                                 ------------   ------------

Trademark, net of accumulated amortization of $57,357 and $42,777                    161,365        175,946
Deferred tax assets, net                                                                          1,000,000
Deposits and other assets                                                             84,775         89,062
                                                                                 ------------   ------------
              Totals                                                             $ 8,899,258    $ 6,679,475
                                                                                 ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                       $ 1,068,933    $   687,646
     Current portion of notes and capital lease obligations payable                  128,290        528,851
     Current portion of stockholder loans                                             76,259          1,936
                                                                                 ------------   ------------
              Total current liabilities                                            1,273,482      1,218,433

Stockholder loans, net of current portion                                            613,594        435,700
Other notes and capital lease obligations payable, net of current portion            467,747        661,237
Deferred revenue                                                                   1,802,555      1,818,468
Deferred satellite rent obligations                                                  584,480        624,700
Deferred compensation                                                                308,750        300,751
                                                                                 ------------   ------------
              Total liabilities                                                    5,050,608      5,059,289
                                                                                 ------------   ------------
Minority interest in subsidiary                                                      631,183        390,526
                                                                                 ------------   ------------
Commitments and contingencies
Stockholders' equity:
     Convertible preferred stock, nonvoting, 10% noncumulative, no liquidation preference, $.001 par value; 10,000,000
         shares authorized; 60,675 shares issued and outstanding                          61             61
     Common stock, $.02 par value; 50,000,000 shares authorized;
         5,274,073 and 5,266,073 shares issued and outstanding                       105,481        105,321
Common stock subscriptions receivable                                               (221,250)      (221,250)
Treasury stock, at cost; 47,000 shares                                              (189,466)
Additional paid-in capital                                                         3,429,272      3,360,195
Retained earnings (accumulated deficit)                                               93,369     (2,014,667)
                                                                                 ------------   ------------
              Total stockholders' equity                                           3,217,467      1,229,660
                                                                                 ------------   ------------
              Totals                                                             $ 8,899,258    $ 6,679,475
                                                                                 ============   ============

See Notes to Consolidated Financial Statements

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME
                               YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                  2000            1999
                                                              -------------   -------------
Revenues:
     Advertising                                              $  6,848,782    $  4,273,581
     Subscriber fees                                             2,826,050       1,317,340
     Membership services                                         3,331,233       2,611,605
     Trips and outings                                             877,057         773,916
                                                              -------------   -------------

              Total revenues                                    13,883,122       8,976,442
                                                              -------------   -------------

Expenses:
     Satellite transmission fees                                 2,160,860       2,062,403
     Advertising and programming                                 1,765,460         450,672
     Trips and outings                                             988,863         483,967
     Selling, general and administrative                         6,725,073       5,185,741
                                                              -------------   -------------

              Total expenses                                    11,640,256       8,182,783
                                                              -------------   -------------

Income from operations                                           2,242,866         793,659

Other income (expense):
     Gain on sale or issuance of common stock of subsidiary        106,906         408,860
     Interest expense                                             (175,268)       (218,894)
     Interest income                                                72,370          27,125
                                                              -------------   -------------

Income before credit for income taxes and minority interest      2,246,874       1,010,750

Credit for income taxes                                             85,463       1,086,550
                                                              -------------   -------------

Income before minority interest                                  2,332,337       2,097,300

Minority interest in net income of consolidated subsidiary         224,301         165,782
                                                              -------------   -------------

Net income                                                    $  2,108,036    $  1,931,518
                                                              =============   =============

Earnings per common share:
     Basic                                                    $        ..40    $        .37
                                                              =============   =============
     Diluted                                                  $        ..38    $        .35
                                                              =============   =============

Weighted average number of common shares outstanding:
     Basic                                                       5,261,643       5,260,612
                                                              =============   =============
     Diluted                                                     5,531,201       5,501,487
                                                              =============   =============

See Notes to Consolidated Financial Statements.

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                        Common
                                   Convertible                                           Stock
                                  Preferred Stock               Common Stock          Subscriptions
                             Shares          Amount        Shares         Amount       Receivable
                          -------------  -------------  -------------  -------------  -------------
Balance, January 1, 1999        60,675   $         61      5,253,937   $    105,079   $   (221,250)

Common stock issued
   as dividend on
   preferred stock                                            12,136            242

Common stock issued
   for services

Net income
                          -------------  -------------  -------------  -------------  -------------

Balance, December 31,
   1999                         60,675             61      5,266,073        105,321       (221,250)

Common stock and
   common stock options
   issued for services                                         8,000            160

Subsidiary investment
   in parent

Net income
                          -------------  -------------  -------------  -------------  -------------

Balance, December 31,
   2000                         60,675   $         61      5,274,073   $    105,481   $   (221,250)

                          =============  =============  =============  =============  =============

(CONTINUED)

                                                           Retained
                                           Additional      Earnings
                             Treasury       Paid-in      (Accumulated
                              Stock         Capital        Deficit)       Total
                          -------------  -------------  -------------  -------------
Balance, January 1, 1999                 $  3,313,777   $ (3,921,913)  $   (724,246)

Common stock issued
   as dividend on
   preferred stock                             24,030        (24,272)

Common stock issued                            22,388                        22,388
   for services

Net income                                                 1,931,518      1,931,518
                          -------------  -------------  -------------  -------------

Balance, December 31,
   1999                                     3,360,195     (2,014,667)     1,229,660

Common stock and
   common stock options
   issued for services                         69,077                        69,237

Subsidiary investment
   in parent              $   (189,466)                                    (189,466)

Net income                                                 2,108,036      2,108,036
                          -------------  -------------  -------------  -------------

Balance, December 31,
   2000                   $   (189,466)  $  3,429,272   $     93,369   $  3,217,467

                          =============  =============  =============  =============

See Notes to Consolidated Financial Statements.

                          GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                  2000           1999
                                                                              ------------   ------------
Operating activities:
   Net income                                                                 $ 2,108,036    $ 1,931,518
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                              506,322        257,182
       Provision for doubtful accounts                                            250,641          3,000
       Common stock issued for services                                            32,000
       Common stock options granted for services                                   37,237         22,388
       Deferred tax credit                                                        (85,463)    (1,086,550)
       Interest on stock subscription receivable                                  (17,721)        (8,850)
       Gains on sale of subsidiary stock to the public:
           Shares sold by the subsidiary                                                        (261,961)
           Shares sold by the Company                                                           (146,899)
       Minority interest in net income of consolidated subsidiary                 224,301        165,782
       Common stock of subsidiary issued for services                              16,356
       Cash supplied (used) by changes in operating assets and liabilities:
           Accounts receivable                                                   (898,437)      (563,021)
           Inventories                                                            (62,147)        (9,356)
           Other current assets                                                  (224,140)       (13,613)
           Income tax refund receivable                                                            1,549
           Deposits and other assets                                                4,287        (46,862)
           Accounts payable and accrued expenses                                  381,287        116,417
           Deferred revenue                                                       (15,913)       386,645
           Deferred satellite rent obligations                                    (40,220)       149,780
           Deferred compensation                                                    7,999         40,751
                                                                              ------------   ------------
                Net cash provided by operating activities                       2,224,425        937,900
                                                                              ------------   ------------
Investing activities:
   Purchases of property, plant and equipment                                    (578,219)      (954,282)
   Expenditures for trademarks                                                                    (2,056)
   Net proceeds from sale of investment in subsidiary                                            308,751
                                                                              ------------   ------------
                Net cash used in investing activities                            (578,219)      (647,587)
                                                                              ------------   ------------
Financing activities:
   Principal payments on long-term debt and capital leases                       (614,859)      (148,167)
   Net proceeds from (payments of) stockholder loans                              252,217        (26,771)
   Net proceeds from sale of subsidiary stock to the public                                      308,751
   Purchases of treasury stock                                                   (189,466)
                                                                              ------------   ------------
                Net cash provided by (used in) financing activities              (552,108)       133,813
                                                                              ------------   ------------
Net increase in cash and cash equivalents                                       1,094,098        424,126
Cash and cash equivalents, beginning of year                                      750,351        326,225
                                                                              ------------   ------------
Cash and cash equivalents, end of year                                        $ 1,844,449    $   750,351
                                                                              ============   ============
Supplemental disclosures of cash flow information - interest paid             $   140,158    $   311,825
                                                                              ============   ============
Supplemental disclosures of noncash investing and financing activities -
   acquisition of equipment under capital lease obligations                   $    20,808    $   201,644
                                                                              ============   ============

See Notes to Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

DESCRIPTION OF OPERATIONS

         Global Outdoors, Inc. ("Global Outdoors") was incorporated under the laws of the State of Alaska on October 22, 1984. Global Outdoors earns revenues from the sale of memberships in The Gold Prospectors Association of America, Inc. ("GPAA"), from advertisements in its bi-monthly magazine, THE GOLD PROSPECTOR, from merchandise sales and from sponsored outings to prospect for gold. GPAA also operates gold prospecting trade shows and conventions from which it derives revenue from admissions and booth rentals and sells recreational gold prospecting-related merchandise.

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

         Global Outdoors also owns a majority interest (84% at December 31, 2000 and 1999) in the Outdoor Channel, Inc. (the "Outdoor Channel"), a national television network devoted to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Outdoor Channel was incorporated under the laws of the State of Nevada in 1990 under the name Gold News Network, Inc. In 1996, the incorporated name was changed to its present name.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Global Outdoors, LDMA-AU, GPAA and the Outdoor Channel (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could materially differ from those estimates.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization of costs of property and equipment are provided using the straight-line method over the estimated useful lives of the assets which range from five to 15 years.

TRADEMARKS

         The Outdoor Channel has the exclusive right to the trademark bearing its name. The costs of acquiring the trademark are being amortized on a straight-line basis over an estimated useful life of 15 years.

ADVERTISING

         The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $1,765,460 and $450,672 in 2000 and 1999, respectively.

REVENUE RECOGNITION

         The Company generates revenues from membership sales, sales of television advertising time, Alaska trips, gold shows and member and prospective member outings.

         LDMA-AU memberships are contractual arrangements that provide members with recreational prospecting and mineral rights and the use of land and facilities for camping and recreational vehicle parking. LDMA-AU memberships sold by the Company generally have payment terms that provide for a down payment and monthly installments and are non-interest bearing and unsecured. Revenues are generally recognized on a straight-line basis over the estimated average life (7 years) of the LDMA-AU membership. The Company does not record any receivables arising under these contracts due to the uncertainty of collection. Accordingly, revenues recognized do not exceed the total of the cash payments received and cash received in excess of revenue earned is recorded as deferred revenue.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONCLUDED)

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

INCOME TAXES

         The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). Under SFAS 121, the impairment of long-lived assets, such as property and equipment and intangible assets, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company did not record any charges for the impairment of long-lived assets in 2000 and 1999.

EARNINGS PER SHARE

         The Company has presented "basic" and "diluted" earnings per common share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those that could be issued upon the exercise of stock options and warrants and the conversion of preferred stock, were issued during the period.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONCLUDED)

         The computation of diluted earnings per share for 2000 and 1999 takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock.

         The following table reconciles the weighted average common shares outstanding for basic earnings per share to the weighted average common shares outstanding for diluted earnings per share in 2000 and 1999:

                                                             2000        1999
                                                          ----------  ----------


                                                            Shares     Shares
                                                          ----------  ----------

Weighted average common shares outstanding                5,261,643   5,260,612
Dilutive effect of potential common shares
  issuable upon conversion of preferred stock                60,675      60,675
Dilutive effect of potential common shares
  issuable upon exercise of stock options
  and warrants, as adjusted for the application
  of the treasury stock method                              208,883     180,200
                                                          ----------  ----------

Diluted weighted average common shares outstanding        5,531,201   5,501,487
                                                          ==========  ==========

TREASURY STOCK

         The Company has adopted the treasury stock method in accounting for the subsidiary's investment in the parent. This is in accordance with ARB No. 51 "Consolidated Financial Statements", which provides that in consolidation the cost of the investment in the parent's common stock is treated as a cost of treasury shares. Since there is a minority interest in the subsidiary, the earnings per share calculation has been adjusted to reflect the subsidiary's minority shareholders as if they were indirect shareholders of the parent.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation to employees under APB 25.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

SALE OR ISSUANCE OF STOCK BY SUBSIDIARY

         The Company recognizes non-operating gains from sales or issuance's of common stock by its subsidiaries directly to third parties where the Company's ownership percentage in the subsidiaries is reduced by the issuance of such stock and the amount received per share is more than the Company's carrying amount per share.


RECLASSIFICATIONS

         Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.


NOTE 3 - REVENUE TO BE EARNED UPON COLLECTION

         As of December 31, 2000, scheduled payments to be recognized as revenue, assuming such amounts are collected in future years from existing LDMA-AU sales contracts, are as follows:

                     Year Ending
                     December 31,                                    Amount
                     ------------                                  ------------

                      2001                                         $ 1,565,329
                      2002                                           1,412,742
                      2003                                             886,438
                      2004                                             596,184
                      2005                                             486,510
                      Thereafter                                       459,211
                                                                   ------------
                            Total                                  $ 5,406,414
                                                                   ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2000 and 1999 consist of the following:

                                                         2000           1999
                                                     ------------   ------------
Membership recreational mining properties:
     Land                                            $   926,377    $   926,378
     Equipment                                            22,043         18,463
     Buildings and improvements                          516,089        488,471
                                                     ------------   ------------
                                                       1,464,509      1,433,312

Less accumulated depreciation and amortization           (85,898)       (80,939)
                                                     ------------   ------------

         Subtotals                                     1,378,611      1,352,373
                                                     ------------   ------------

Alaska recreational mining properties:
     Land                                              1,129,773      1,129,773
     Buildings and improvements                          482,829        479,076
     Vehicles and equipment                            1,082,706        971,923
                                                     ------------   ------------
                                                       2,695,308      2,580,772

Less accumulated depreciation and amortization        (1,500,428)    (1,241,784)
                                                     ------------   ------------

         Subtotals                                     1,194,880      1,338,988
                                                     ------------   ------------

Outdoor Channel:
     Equipment                                         1,144,556        834,897
     Furniture and fixtures                              112,701         80,122
     Leasehold improvements                               59,880         38,301
                                                     ------------   ------------
                                                       1,317,137        953,320

Less accumulated depreciation and amortization          (647,053)      (448,257)
                                                     ------------   ------------

         Subtotals                                       670,084        505,063
                                                     ------------   ------------

Other equipment and leasehold improvements:
     Furniture and fixtures                               36,924         13,765
     Equipment                                           359,962        347,210
     Vehicles                                            201,533        167,983
     Leasehold improvements                               48,342         47,026
                                                     ------------   ------------
                                                         646,761        575,984

Less accumulated depreciation and amortization          (258,400)      (247,758)
                                                     ------------   ------------

         Subtotals                                       388,361        328,226
                                                     ------------   ------------

         Totals                                      $ 3,631,936    $ 3,524,650
                                                     ============   ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT

         Long-term debt (including capital lease obligations) at December 31, 2000 and 1999 consists of the following:

                                                                                       2000             1999
                                                                                  --------------   --------------
Note payable to a bank, collateralized by substantially all of the Company's      $     200,000    $     652,394
      assets, guaranteed by three major stockholders, with interest due monthly at the prime rate plus 3.125% (an effective rate of 11.625%
      and 10.875% at December 31, 2000 and 1999, respectively), due March,
      2005
Notes payable to individuals, collateralized by deed of trust, payable in monthly installments of $811 including interest at 8.5%, balance due
      January, 2002                                                                      90,839           92,180
Note payable to an individual, collateralized by first deed of trust on land, payable in monthly installments of $746 including interest at
      9.5%, balance due August 2001                                                      37,334           42,466
Note payable to an individual, collateralized by first deed of trust on land, payable in monthly installments of $900 including interest at
      9%, balance due April 2000                                                                          59,438
Note payable to individuals, collateralized by first deed of trust on land, payable in annual installments of $50,000 beginning in 1997, with
      interest at 7.5%, balance due January 2000                                                          45,191
Note payable to the major stockholder, collateralized by a motor home,
      payable at $520 per month including interest at 9%                                 46,502           48,608
Notes payable to two major stockholders, maturing in December, 2002 and
      April 30, 2003                                                                    643,351          389,029
Note payable to a finance company, collateralized by a vehicle, payable in
      monthly installments of $564 including interest at 10.3%                            2,670            8,549
Note payable to a finance company collateralized by a trailer, payable in
      monthly installments of $354 including interest at 9%                               8,337           11,672
Note payable to finance company, collateralized by equipment, payable in
      monthly installments of $670 including interest of 7.9%                            16,472
Note payable to finance company, collateralized by a vehicle  payable in
      monthly installments of $680 including 8.9% interest.                              29,197
Note payable to a vendor, payable in annual installments of $2,000                                         4,000
Note payable to a finance company, collateralized by a vehicle payable in
      monthly installments of $656 including 9.5% interest                               22,408
                                                                                  --------------   --------------
Total notes payable                                                                   1,097,110        1,353,527
Capital lease obligations (see Note 6)                                                  188,780          274,197
                                                                                  --------------   --------------
Totals                                                                                1,285,890        1,627,724
Less current maturities                                                                 204,549          530,787
                                                                                  --------------   --------------
Long-term debt                                                                    $   1,081,341    $   1,096,937
                                                                                  ==============   ==============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT (CONCLUDED)

         The aggregate principal payments of long-term notes and capital lease obligations in years subsequent to December 31, 2000 are as follows:


                     Year Ending
                     December 31,                          Amount
                     ------------                       -------------

                        2001                            $    205,000
                        2002                                 737,000
                        2003                                  57,000
                        2004                                  36,000
                        2005                                 251,000
                                                        -------------
                             Total                      $  1,286,000
                                                        =============

         Interest expense on stockholder loans aggregated $74,506 and $45,866 in 2000 and 1999, respectively.


NOTE 6 - COMMITMENTS

OPERATING LEASES

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

         The Company leases its office space from a stockholder under a lease which required annual rental payments of $140,000 and $88,500 during 2000 and 1999, respectively. The lease was scheduled to expire on December 31, 2001. In February 2000, the Company renegotiated certain provisions of the lease. As a result, the Company will be leasing additional space, and its monthly rental payments will increase to $12,287 per month over the remainder of its term. The lease will still expire on December 31, 2001.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS (CONCLUDED)

OPERATING LEASES (CONCLUDED)

         Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2000 are as follows:

                     Year Ending
                     December 31,                          Amount
                     ------------                       -------------

                        2001                            $  2,051,724
                        2002                               1,904,280
                        2003                               1,904,280
                        2003                               1,789,520
                        2005                               1,560,000
                        Thereafter                         8,250,000
                                                        -------------
                             Total                      $ 17,459,804
                                                        =============

CAPITAL LEASES

         The Company leases certain equipment under capital leases which expire on various dates through 2005. At December 31, 2000, the Company's future minimum lease payments are as follows:

                      Year Ending
                      December 31,                                    Amount
                     -------------                                --------------

                        2001                                      $      86,217
                        2002                                             70,734
                        2003                                             46,008
                        2004                                             27,000
                        2005                                              1,342
                                                                  --------------
                                                                        231,301
             Less amount representing interest at rates
             ranging from 11% to 21.7%                                  (42,521)
                                                                  --------------

             Present value of minimum lease payments                    188,780

             Less current portion                                       (64,548)
                                                                  --------------

             Long-term portion                                    $     124,232
                                                                  ==============

         The current and long-term portions of capital lease obligations are included in notes and capital lease obligations in the accompanying consolidated balance sheets (see Note 5).

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

         The components of the net income tax provision (benefit) for the years ended December 31, 2000 and 1999 are as follows:


                                                    2000                1999
                                                 -----------        -----------
      Current:
           Federal                               $    47,882
           State                                     167,335
                                                 ------------
               Total current                         215,217
                                                 ------------
      Deferred:
           Federal                                   (74,583)       $  (858,550)
           State                                    (226,097)          (228,000)
                                                 ------------       ------------
               Total deferred                       (300,680)        (1,086,550)
                                                 ------------       ------------

               Net income tax benefit            $   (85,463)       $(1,086,550)
                                                 ============       ============

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                   2000                1999
                                                                -----------        -----------
      Deferred tax assets:
           Net operating loss carryforwards                     $  312,045         $1,103,900
           Cash basis of accounting for income taxes             1,137,448            595,450
           Bad debts                                                88,578             15,500
                                                                -----------        -----------
                                                                 1,538,071          1,714,850

           Less valuation allowance                                                  (571,200)
                                                                -----------        -----------

               Deferred tax assets, net of valuation allowance   1,538,071          1,143,650

      Deferred tax liabilities - depreciation                     (150,841)           (57,100)
                                                                -----------        -----------

               Deferred tax assets, net                         $1,387,230         $1,086,550
                                                                ===========        ===========

         As of December 31, 2000, the Company had available Federal net operating loss carryforwards of approximately $918,000. The Company used all state net operating loss carryforwards during 2000. The net operating loss carryforwards available as December 31, 2000 expire in 2013.

         Due to the uncertainties related to, among other things, the extent and timing of its future taxable income and its ability to realize the potential benefits from the net operating loss carryforwards, the Company had offset its deferred tax assets by equivalent valuation allowances of $571,200 at December 31, 1999.

         During 2000, the Company was able to increase revenues substantially, generate pre-tax income for financial statement and tax reporting purposes and utilize a portion of its net operating loss carryforwards as shown above. In addition, management believes that it is more likely than not that the Company will be able to generate sufficient future taxable income to enable it to utilize all of the remaining net operating loss carryforwards available as of December 31, 2000. Accordingly, the Company reversed the valuation allowance of $571,200.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (CONCLUDED)

         The provision (credit) for income taxes reflected in the accompanying consolidated statements of income are different than those computed based on the applicable statutory Federal income tax rate of 34% in 2000 and 1999 as shown below:

                                                                   2000                1999
                                                                ------------       ------------

    Federal income tax provision at statutory income tax rate   $   740,249        $   198,750

    Effect of reduction in valuation allowance                     (571,200)          (198,750)

    Effect of reduction in valuation allowance for
         utilization of net operating loss carryforwards           (263,611)        (1,086,550)
    Alternative minimum tax                                          47,882
    State taxes, net of Federal benefit                             (38,783)
                                                                ------------       ------------

    Credit for income taxes                                     $   (85,463)       $(1,086,550)
                                                                ============       ============


NOTE 8 - EQUITY TRANSACTION

CONVERTIBLE PREFERRED STOCK

         Each share of preferred stock is convertible into one share of common stock of the Company. Accordingly, at December 31, 2000 and 1999, there were 60,675 shares of the Company's common stock reserved for issuance on the conversion of the outstanding preferred shares.

         The Company has not declared dividends on preferred stock for the years 2000 and 1999.

ISSUANCES OF COMMON STOCK BY THE COMPANY

         During 2000, the Company issued 3,000 shares of its common stock for services rendered and recorded $12,000 as expense.

         During 2000, the Company also issued 5,000 shares of its common stock to employees for bonuses of $20,000, which amount has been charged to selling, general and administrative expense in the accompanying 2000 consolidated statements of income.

         During 1999, the Company issued 12,136 shares of common stock to preferred stockholders as stock dividends.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

COMMON STOCK SUBSCRIPTIONS RECEIVABLE BY THE COMPANY

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

THE COMPANY'S STOCK OPTION PLANS

         The Company has three stock option plans: Stock Option Plan 1 ("Plan 1"), Stock Option Plan 2 ("Plan 2") and the 1995 Stock Option Plan (the "1995 Plan"). It also grants stock options that are not covered under any of the stock option plans. A summary of the status of the Company's three stock option plans and the other options granted outside of the plans as of December 31, 2000 and 1999 and changes during the years then ended is presented in the table that follows:

                                                          2000                            1999
                                              -----------------------------   -----------------------------
                                                                 Weighted                       Weighted
                                                                 Average                        Average
                                                                 Exercise                       Exercise
                                                  Shares          Price          Shares          Price
                                              -------------   -------------   -------------   -------------
Outstanding at beginning of year                   679,000        $2.78            415,000        $2.45
Options granted                                     30,000        $4.00            294,000        $3.24
Options canceled or expired                        (31,000)       $3.50            (30,000)       $3.00
                                              -------------                   -------------
Options outstanding at end of year                 678,000        $2.79            679,000        $2.78
                                              =============                   =============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

THE COMPANY'S STOCK OPTION PLANS (CONCLUDED)


                                                       2000            1999
                                                  --------------  --------------

    Option price range at end of year             $2.25 - $4.00   $2.25 - $4.00

    Options available for grant at end of year       222,000         221,000

    Weighted average fair value of options
         granted during the year                      $2.35           $1.49


         The following table summarizes information about stock options outstanding at December 31, 2000, all of which are at fixed prices:

                                                      Options                                 Options
                                                    Outstanding                             Exercisable
                                         -----------------------------------   -----------------------------------
                                            Weighted
                                             Average           Weighted                              Weighted
     Range of                               Remaining           Average                               Average
     Exercise             Number           Contractual         Exercise            Number            Exercise
      Prices            Outstanding           Life               Price           Exercisable           Price
-------------------   ----------------   ----------------   ----------------   ----------------   ----------------

  $2.25 - $2.50            350,000          2.4 years            $2.33              350,000            $2.33

  $3.00 - $3.25            219,500          2.9 years            $3.02              127,250            $3.03

  $3.50 - $4.00            108,500          4.0 years            $3.80               27,125            $3.80
                      ----------------                                         ----------------

                           678,000                                                  504,375
                      ================                                         ================

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

CHANGES IN OUTSTANDING OUTDOOR CHANNEL COMMON SHARES AND SHARES OWNED BY THE COMPANY

         The changes in the number of outstanding common shares of the Outdoor Channel and the changes in the number of shares and the percentage owned by the Company during 2000 and 1999 are summarized below:

                                                        Outdoor Channel
                                                             Common            Owned by the Company
                                                             Shares       ---------------------------------
                                                          Outstanding         Shares            Percent
                                                        ---------------   ---------------   ---------------

       Balance January 1, 1999                              10,257,000         9,000,000          88%
                                                                                            ===============

       Effect of shares sold through private
           placement in 1999:
                The Outdoor Channel (B)                        182,084

                The Company (B)                                                 (182,084)
                                                        ---------------   ---------------

       Balance December 31, 1999                            10,439,084         8,817,916          84%
                                                                                            ===============

       Effects of shares issued in 2000:
                The Outdoor Channel (A)                         84,936                 -

                                                        ---------------   ---------------

       Balance December 31, 2000                            10,524,020         8,817,916          84%
                                                        ===============   ===============   ===============

         The Company recorded gains from sales or issuance of common stock by the Outdoor Channel of $106,906 and $261,961 in 2000 and 1999. It also recorded increases in minority interests as a result of such sales or issuance of $16,356 and $46,790 in 2000 and 1999. The Company also recognized a gain of $146,899 on the shares of Outdoor Channel common stock it sold through the private placement in 1999.

         In connection with the private placement memorandum, the Outdoor Channel authorized the issuance of 21,700 shares of common stock valued at $33,200 (or $1.50 per share) as a syndication fee. The 21,700 shares have not been issued as of December 31, 2000.

------------------------

A During 2000, the Outdoor Channel issued 84,936 shares of Outdoor Channel common stock at prices ranging from $1.00 to $2.00 per share to board members, employees and consultants for services performed.

B During 1999, both the Outdoor Channel and the Company sold 182,084 shares of Outdoor Channel common stock at prices ranging from $1.50 to $2.00 per share pursuant to a private placement that was exempt from registration under the Securities Act of 1933 and each received proceeds of $308,751 from their respective sales.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

THE OUTDOOR CHANNEL'S STOCK OPTION PLANS

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

         A summary of the status of the Outdoor Channel's stock option plan at December 31, 2000 and 1999 and changes during the years then ended is presented in the table below:

                                                          2000                            1999
                                              -----------------------------   -----------------------------
                                                                 Weighted                       Weighted
                                                  Shares         Average         Shares         Average
                                                 or Price        Exercise       or Price        Exercise
                                                Per Share         Price         Per Share         Price
                                              -------------   -------------   -------------   -------------

Options outstanding at beginning of year         2,501,460         $1.55         2,300,000         $1.50

Options granted                                          -                         204,460         $2.50

Options cancelled                                        -                          (3,000)        $1.50
                                              -------------                   -------------

Options outstanding at end year                  2,501,460         $1.55         2,501,460         $1.55
                                              =============                   =============

Option price range at end of year              $1.50-$2.50                     $1.50-$2.50

Options available for grant at end of year       548,540                         548,540

Weighted average fair value of options granted
     during the year                                -                             $1.29

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

THE OUTDOOR CHANNEL'S STOCK OPTION PLANS (CONCLUDED)

         The following table summarizes information about the Outdoor Channel's stock options outstanding at December 31, 2000, all of which are at fixed prices:

                                              Options Outstanding                   Options Exercisable
                                      -----------------------------------   -----------------------------------
                                         Weighted
                                          Average            Weighted                              Weighted
    Range of                             Remaining           Average                               Average
    Exercise            Number          Contractual          Exercise           Number             Exercise
     Prices          Outstanding            Life              Price           Exercisable           Price
----------------   ----------------   ----------------   ----------------   ----------------   ----------------

      $1.50              2,286,000        6.8 years            $1.50              2,286,000          $1.50

      $2.00                  4,460        0.2 years            $2.00                  4,460          $2.00

      $2.50                211,000        6.8 years            $2.50                211,000          $2.50
                   ----------------                                         ----------------
                         2,501,460                                                2,501,460
                   ================                                         ================


ADDITIONAL REQUIRED DISCLOSURES RELATED TO THE STOCK OPTION PLANS OF THE COMPANY AND THE OUTDOOR CHANNEL

         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for the stock options granted by either the Company or the Outdoor Channel to their employees. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined in 2000 and 1999 based on the fair value at the grant date for all awards by the Company and the Outdoor Channel consistent with the provisions of SFAS 123 are set forth below.

                                                     2000              1999
                                               ---------------   ---------------
Net income:
     As reported                               $    2,108,036    $    1,931,518
     Pro forma                                 $    1,867,452    $    1,152,720

Basic earnings per share:
     As reported                               $          .40    $          .37
     Pro forma                                 $          .35    $          .22

Diluted earnings per common share:
     As reported                               $          .38    $          .35
     Pro forma                                 $          .34    $          .21

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONCLUDED)

ADDITIONAL REQUIRED DISCLOSURES RELATED TO THE STOCK OPTION PLANS OF THE COMPANY AND THE OUTDOOR CHANNEL (CONCLUDED)

         The fair value of each option granted by the Company and the Outdoor Channel in 2000 and 1999 was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                                                              2000              1999
                                                                        ---------------   ---------------

         Risk-free interest rate                                              6.3%              6.3%
         Dividend yield                                                        0%                0%
         Expected life of the option (years):  The Company                    1-5               1-5
                                               The Outdoor Channel                              1-7
         Volatility factor:  The Company                                      72%               46%
                             The Outdoor Channel                                                60%


NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company has an agreement with a director, who is also one of its officers, pursuant to which it is compensating the officer at the rate of $10,000 per month for legal and certain other services. A portion of the compensation has to be paid each month in cash and the remainder is deferred. The deferred portion may be paid by the Company in cash or shares of the common stock of the Company and/or the Outdoor Channel at a future date, subject to the mutual agreement of the Company and the director. If they agree to payments in the form of shares, such payments shall be based on the market value of the shares at the time the services were rendered. Deferred compensation under the agreement totaled $308,750 and $300,751 as of December 31, 2000 and 1999,
         respectively. If the parties had agreed to the payment of the entire deferred compensation balance in the form of shares at December 31, 2000, the Company and the Outdoor Channel would have been required to issue 133,215 and 131,226 shares respectively, to satisfy their obligations to the director as of that date.


NOTE 10 - SEGMENT INFORMATION

         The Company follows the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment information in the same format reviewed by the Company's chief operating decision maker. The Company segregates its business activities into the major areas that generate revenues. LDMA-AU and GPAA membership sales and related activities are reported separately as they deal with recreational prospecting and rights to use land and facilities for camping and recreational vehicle parking. Trips and outings constitute another business activity of the Company whereby members can participate in a group prospecting activity at a Company site, usually lasting for a week or less. The annual Alaska trip, included in this category, allows members to travel to the Company's Alaska property from one to six weeks to participate in prospecting activities. The Outdoor Channel is a separate business activity whereby the subsidiary broadcasts television programming on "The Outdoor Channel" 24 hours a day, seven days a week, and recognizes advertising and subscription revenues.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION (CONCLUDED)

         Information with respect to these reportable business segments for the years ended December 31, 2000 and 1999 are as follows:

                                                                                                        Additions to
                                                     Income                           Depreciation        Property,
                                                     Before             Total              and            Plant and
                                   Revenues       Income Taxes         Assets         Amortization       Improvements
                               ---------------   ---------------   ---------------   ---------------   ---------------

2000
----
Trips and Outings              $      877,057           268,382    $    2,962,579    $       25,011    $      114,536
The Outdoor Channel                 9,294,644         1,959,458         4,197,493           211,843           363,819
Membership sales of
   recreational
   prospecting and
   mineral rights and
   merchandise sales                3,711,421            19,034         1,739,186           269,468            99,864
                               ---------------   ---------------   ---------------   ---------------   ---------------

         Totals                $   13,883,122    $    2,246,874    $    8,899,258    $      506,322    $      578,219
                               ===============   ===============   ===============   ===============   ===============

1999
----
Trips and Outings              $      773,916    $      174,131    $    1,338,988    $       83,544    $       75,911
The Outdoor Channel                 5,300,002           606,968         2,389,463           133,772           367,623
Membership sales of
  recreational
  prospecting and
  mineral rights and
  merchandise sales                 2,902,524           229,651         2,951,024            39,866           510,748
                               ---------------   ---------------   ---------------   ---------------   ---------------

         Totals                $    8,976,442    $    1,010,750    $    6,679,475    $      257,182    $      954,282
                               ===============   ===============   ===============   ===============   ===============


         During 2000, two customers of the Outdoor Channel each generated approximately 15% of total revenues. During 1999, the two customers generated approximately 17% and 11% of total revenues.


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, accounts payable, long-term debt, capital lease obligations and related party receivables and payables. The carrying amounts of the Company's financial instruments generally approximated their fair values at December 31, 2000 and 1999. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments. It is not practicable to obtain the fair value of the Company's related party receivables and payables, as market comparable information is not available for such instruments.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - CONTINGENCIES

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company reduces credit risk by placing its temporary cash investments with major financial institutions with high credit ratings. At December 31, 2000, the Company had cash balances of approximately $1,619,000 with major financial institutions in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

         The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

LITIGATION

         The Company is from time to time involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of the pending litigation should not have a material adverse effect on the Company's financial position, results of operations or cash flows.


                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors, executive officers and key employees of the Company are as follows:

                   Name                 Age                      Position
          -----------------------     ------       -----------------------------------------

          Perry T. Massie               38         Chief Executive Officer, President,
                                                   Chairman of the Board, Co-President and
                                                   Chairman of the Board of The Outdoor
                                                   Channel

          Thomas H. Massie              36         Executive Vice President, Secretary and
                                                   Vice Chairman of the Board

          Richard K. Dickson II         55         Chief Operating Officer, General Counsel
                                                   and Director

          Andrew J. Dale                46         Chief Executive Officer and Co-President
                                                   of The Outdoor Channel

          Jacob J. Hartwick             47         Executive Vice President of The Outdoor
                                                   Channel

          Wade E. Sherman               30         Vice President of Business Development of
                                                   The Outdoor Channel

          Steven M. Matano              45         Controller

          Amy L. Hendrickson            30         Vice President of Affiliate Sales and
                                                   Marketing of The Outdoor Channel

         The term of each director will expire at the 2001 annual meeting of stockholders and when a successor is elected and qualified or upon his earlier death, resignation or removal. Officers serve at the discretion of the Board of Directors.

         PERRY T. MASSIE has served as Chief Executive Officer of the Company since 1986, and as President and Chairman of the Board since 1994. From 1986 until January 1996, Mr. Massie served as Chief Financial Officer of the Company. He has been the Managing Editor of the Gold Prospector Magazine since 1988. Mr. Massie earned a Bachelor of Science degree in Mining Engineering from the University of Alaska, Fairbanks. Perry T. Massie is the brother of Thomas H. Massie.

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

         ANDREW J. DALE has served as Chief Executive Officer and Co-President since September 1998 and was President from November 1997 to September 1998. He was Chief Operating Officer of The Outdoor Channel from November 1997 to September 1998. From 1994 to November 1997 he was Senior Vice President Operations of The Outdoor Channel. From 1990 to 1993, he was a video and television consultant to both Global Outdoors, Inc. and The Outdoor Channel. >From 1989 to 1994, Mr. Dale was a production manager at Vidfilm Services, a major Hollywood post-production facility, whose clients include Disney, MCA, Columbia and a host of other major studios. Mr. Dale is a native of the United Kingdom. He is a member of the Society of Motion Picture and Television Engineers (SMPTE) and the Cable Television Association for Marketing (CTAM).

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

         WADE E. SHERMAN has been Vice President of Business Development of The Outdoor Channel since November 1997. In February 1996, he was hired by The Outdoor Channel as an Advertising Sales Representative and was promoted to Director of Advertising Sales in July 1996. From April 1995 to February 1996, Mr. Sherman was an Advertising Sales Representative for Comcast Cablevision. >From May 1994 to April 1995, he worked at radio station KMNY, as a news anchor and an advertising sales representative. From 1993 to April 1994, he worked part-time at radio station KMNY. He earned a B.S. Degree in Television/Film from California State University at Fullerton.

         STEVEN M. MATANO has served as the Controller of the Company since March 2001. From 1993 to March 2001, he was employed in the areas of field accounting, systems and sales, by Thousand Trails, Inc., a full service resort and membership campground company with annual sales of $75 million. Mr. Matano earned a B.A. degree in Accounting from Roger Williams College in Bristol, Rhode Island. He is a member of the National Association of Accounting Professionals.

         AMY L. HENDRICKSON has been Vice President Affiliate Sales and Marketing of The Outdoor Channel since December 1999. From July 1998 to December 1999, she served as Director of Affiliate Sales and Marketing for the Channel. >From 1997 to July 1998, Ms. Hendrickson worked in the national sales department of a broadcast station owned by Cox Communications. From 1994 to 1997, she was a Traffic Manager for a pair of broadcast stations owned by Clear Channel Communications. Ms. Hendrickson is an active member of the Cable Television Administration and Marketing Society and Women in Cable and Telecommunications. She attended Eastern Michigan University where she studied Political Science and Communications.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon its review of the copies of reports furnished to the Company, or representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 2000, were satisfied.


BOARD OF DIRECTORS

         The Board of Directors of the Company took action by unanimous written consent or held meetings six (6) times during the fiscal year ended December 31, 2000. Each incumbent Director attended at least seventy-five percent (75%) of the aggregate of the number of meetings of the Board and the number of meetings held by all committees of the Board on which he served. The Company does not have any standing committees. There are presently three members of the Board of Directors. Company's Articles of Incorporation, as amended, authorize the Board of Directors to be increased to a maximum of seven directors.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation received for the fiscal years ended December 31, 2000, 1999 and 1998 by the Company's Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 for fiscal years 2000, 1999 and 1998 (collectively, the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                         Annual Compensation                  Long Term Compensation
                                   -------------------------------  ------------------------------------------
                                                                                Securities
                                                           Other                   Under-                All
                                                          Annual    Restricted     laying               Other
    Name and Principal                                    Compen-      Stock      Options/     LTIP    Compen-
         Position            Year  Salary($)  Bonus($)   sation($)    Awards       /SARS      Payouts  sation
---------------------------  ----  ---------  --------  ----------  ----------  ------------  -------  -------

Perry T. Massie, CEO         2000   101,000    16,480       2,250       8,584             -        -        -
                             1999    83,043     3,462           -           -             -        -        -
                             1998    68,000         -           -           -             -        -        -

Richard K. Dickson II, COO   2000   120,000    14,043       2,250       8,584             -        -        -
                             1999   120,000    10,000           -           -             -        -        -
                             1998   120,000         -           -           -             -        -        -

Wade E. Sherman, Vice
President                    2000   151,445    11,375           -           -             -        -        -
                             1999   127,947       500           -           -             -        -        -


Andrew J. Dale,
President                    2000   104,000    36,407           -      10,000             -        -        -

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------

                                   % of Total
                       Number of    Options
                      Securities   Granted to   Exercise
                      Underlying   Employees    or Base
                       Options     in Fiscal     Price    Expiration
         Name         Granted (#)   Year(1)    ($/Share)     Date
--------------------  -----------  ----------  ---------  ----------

Perry T. Massie, CEO       -           -           -


        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
        -------------------------------------------------------------------------------------

                                              Number of Securities Underlying   Value of Unexercised
                                                     Unexercised Options        in-the-Money Options
                                                    at Fiscal Year-End(#)       at Fiscal Year-End($)
                         Shares                  --------------------------  --------------------------
                       Acquired On    Value
           Name        Exercise(#)  Realized($)  Exercisable  Unexercisable  Exercisable  Unexercisable
---------------------  -----------  -----------  -----------  -------------  -----------  -------------

Perry T. Massie, CEO            -            -       85,000              -   $  118,750              -

Thomas H. Massie                -            -       85,000              -      118,750              -

Richard K. Dickson II           -            -       85,000              -       82,500              -


         The exercise price of the options listed above for Messrs. Perry T. Massie and Thomas H. Massie are $2.25 per share for 50,000 shares and $2.50 per share for 35,000 shares. The exercise price of the options listed above for Mr. Dickson is $2.25 for 25,000 shares and $3.00 for 60,000 shares. The Closing Price of Global's Common Stock at 2000 fiscal year-end was $3.75 per share.

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

         In September 1995, the Company authorized another stock option plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan was approved by the shareholders of the Company at the Company's 1996 Annual Meeting held on July 16, 1996. The 1995 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Common Stock in order to enhance the Company's ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers. The Company may grant incentive stock options and nonqualified stock options under the 1995 Stock Option Plan. As of December 31, 2000, there were options to purchase 328,000 shares of Common Stock outstanding under the 1995 Stock Option Plan with options to purchase 172,000 shares of Common Stock available for grant. The options granted under the 1995 Stock Option Plan are exercisable at prices ranging from $3.00 to $4.00 per share.

                                 DIRECTOR'S FEES

         The directors of the Company are also executive officers of the Company. For 2000 directors were not compensated separately or reimbursed for expenses incurred in attending meetings of the Board of Directors.

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

                              EMPLOYMENT CONTRACTS

         As of December 31, 2000 the Company had an employment contract with Richard K. Dickson II, its Chief Operating Officer (See "Certain Relationships and Related Transactions," herein).


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 20, 2001 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

             NAME AND ADDRESS OF BENEFICIAL                                     SHARES BENEFICIALLY
              OWNER OR IDENTITY OF GROUP (1)                                          OWNED (2)
              --------------------------                                              -----

                                                                              NUMBER         PERCENT
                                                                              ------         -------

         Wilma M. Massie (3) .............................................    1,732,826         32%

         Perry T. Massie (4)(5)..........................................    1,630,316         29%

         Thomas H. Massie (6)(7).........................................    1,635,016         29%

         Richard K. Dickson II (8) .......................................      461,550          8%

         Andrew J. Dale (9) ..............................................       25,100          *%

         Jacob J. Hartwick (10) ..........................................       20,112          *%

         All directors and Named Executive
         Officers as a group (6 persons) (11) ............................    3,771,988         68%

--------------------------

1 The address of each shareholder is c/o Global Outdoors, Inc., 43445 Business Park Dr., Suite 113, Temecula, California 92590.
2 Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2001, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.
3 Includes 95,000 shares subject to options from the Company exercisable within 60 days of March 20, 2001.
4 Includes 85,000 shares subject to options from the Company and 224,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2001.
5 11,900 of the shares shown are owned jointly by Perry T. Massie and his wife, Sandy Massie, who share voting and investment power with respect to such shares.
6 Includes 85,000 shares subject to options from the Company and 224,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2001.
7 11,900 of the shares shown are owned jointly by Thomas H. Massie and his wife, Cindy Massie, who share voting and investment power with respect to such shares.
8 Includes 85,000 shares subject to options from the Company and 300,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2001.
9 Includes 20,000 shares subject to options from the Company exercisable within 60 days of March 20, 2001.
10 Includes 20,000 shares subject to options from the Company exercisable within 60 days of March 20, 2001.
11 Includes directors' and executive officers' shares listed above, including 295,000 shares subject to options from the Company and 748,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2001.

         The following table sets forth certain information regarding the beneficial ownership of The Outdoor Channel's Common Stock as of March 20, 2001 by each director and executive officer of The Outdoor Channel, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of The Outdoor Channel as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

             NAME AND ADDRESS OF BENEFICIAL                                    SHARES BENEFICIALLY
              OWNER OR IDENTITY OF GROUP (1)                                         OWNED (2)
              --------------------------                                              -----
                                                                               NUMBER       PERCENT
                                                                               ------       -------
         Gold Prospector's Association of America, Inc. (3).............     8,817,916        84%
         Elizabeth J. Sanderson-Burke (4)...............................       872,817         8%
         Ray V. Miller (5)..............................................       626,823         6%
         Jerry R. Berglund (6)..........................................       402,500         4%
         Andrew J. Dale (7).............................................       260,000         2%
         Perry T. Massie (8)............................................       208,584         2%
         Thomas H. Massie (9)...........................................       206,334         2%
         Wilma M. Massie (10)............................................      207,500         2%
         Richard K. Dickson II (11)......................................      216,584         2%
         Jacob J. Hartwick (12)..........................................      206,000         2%
         Wade E. Sherman (13)............................................      100,000         1%
         All directors and Named Executive
         Officers as a group (10 persons) (14)...........................    3,307,142        25%

--------------------------

1 The address of each shareholder is c/o The Outdoor Channel, Inc., 43445 Business Park Dr., Suite 103, Temecula, California 92590.
2 Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2001, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.
3 Gold Prospector's Association of America, Inc. is 100% owned by Global Outdoors, Inc.
4 Includes 500,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001. She is a director of The Outdoor Channel.
5 Includes 400,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001 and 50,000 shares owned by Ray Miller's wife. He is a director of The Outdoor Channel.
6 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001 and 110,000 shares owned by Jerry Berglund's wife and four children. He is a director of The Outdoor Channel.
7 Includes 250,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001.
8 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001. He is a director of The Outdoor Channel.
9 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001. He is a director of The Outdoor Channel.
10 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001. She is a director of The Outdoor Channel.
11 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001. He is a director of The Outdoor Channel.
12 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001.
13 Includes 100,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001.
14 Includes directors' and executive officers' shares listed above, including 2,450,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is leasing its administrative facilities from Wilma M. Massie, a principal shareholder of the Company and the mother of Perry T. Massie and Thomas H. Massie, under lease agreements currently requiring monthly rent payments of $12,287 of which $5,445 is attributable to a separate lease The Outdoor Channel entered into with the lessor in January 2000. Rent expense for the Company totaled $140,000 and $88,500 for the years ended December 31, 2000 and 1999, respectively. Both leases expire on December 31, 2001.

         In November 1996, Wilma M. Massie, obtained a letter of credit for $80,000 that was utilized as security for performance under the Agreement with PanAmSat for The Outdoor Channel's Galaxy 9 satellite transponder. The Outdoor Channel has agreed to reimburse Mrs. Massie for expenses in maintaining that letter of credit. From January 1997 through August 1997, Wilma M. Massie loaned the Company $324,000 on notes bearing interest at 10%. From January 1997 through August 1997, Perry T. Massie loaned the Company $136,000 on notes bearing interest at 10%. In September 1997, Wilma M. Massie invested $40,000 in the Company's public offering and Perry T. Massie invested $24,000 in the Company's public offering. They paid the same price as other purchasers which was $8.00 per Unit, each Unit consisting of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock. In July 1998, Wilma M. Massie loaned the Company $30,000 on a note bearing interest at 10% for the purpose of purchasing two large all terrain vehicles for Alaska. In 1998, the rent expense owed by the Company to Wilma M. Massie was applied as a reduction of a note receivable from Wilma M. Massie, the balance outstanding on which was $154,579 at December 31, 1998. At the end of 1998, the note receivable from Wilma M. Massie was applied against the above listed loan amounts plus interest owed to Wilma M. Massie, resulting in $255,250 owed Wilma M. Massie at December 31, 1998. As of December 31, 1999, the amount owed Wilma M. Massie was $275,775 including accrued interest. As of December 31, 2000, the amount owed Wilma M. Massie was $496,195 including accrued interest. The amount owed Perry T. Massie, including accrued interest, at December 31, 2000 and December 31, 1999, was $147,156 and $149,656, respectively. Interest due Wilma M. Massie on loans by her referred to above was $57,450 for 2000 and $20,525 for 1999. Interest due Perry T. Massie on the loans by him referred to above was $13,378 for 2000 and $15,878 for 1999. The maturity dates of the loans from Wilma M. Massie and Perry T Massie range from December 31, 2002 to April 30, 2003 and bear interest at rates that range from 9.5% of 10%.

         As of December 31, 2000, the Company owed Wilma M. Massie an additional $46,502, secured by a motor home purchased in October 1996. The Company is paying this obligation at the rate of $520 per month including interest at 9%. The maturity date for this loan is November 2011.

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

         Effective April 14, 1999, the Company entered into an employment agreement with Richard K. Dickson II, its Chief Operating Officer. The agreement was for one year and pursuant to the agreement has been automatically been extended for one terms since then. The agreement provides for a salary of $10,000 per month of which $750 per month is presently being deferred. The agreement also provides that Mr. Dickson shall receive options to purchase 60,000 shares of Common Stock at an exercise price of $3.00 per share.

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

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

Exhibit
Number   Description
------   -----------

3        Articles of Incorporation and by-laws, as amended *

4 Instruments defining the rights of security holders, including debentures *

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

10.9 Employment Agreement dated April 14, 1999 between the Company and Richard K. Dickson II.

--------------------------
* Incorporated by reference from S-1 Registration Statement filed with the SEC June 21, 1989; Amendment No. 1 thereto filed on November 28, 1989; Amendment No. 2 thereto filed on January 10, 1990; Amendment No. 3 thereto filed on February 7, 1990; SB-2 Registration Statement filed with the SEC August 5, 1996; Amendment No. 1 thereto file on January 27, 1997; and Amendment No. 2 thereto filed January 30, 1997.

16 Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company's Form 8-K Amendment No.1 dated March 26,
         1996).

16.1 Letter re change in certifying accountant (incorporated by reference to Exhibit 16.3 to the Company's Form 8-K Amendment No. 1 filed December 3, 1996).

16.2 Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed March 10, 1998).

21       Subsidiaries of Registrant *


(b) The company filed the following reports on Form 8-K during the quarter ended December 31, 2000, as follows:

         None

                                   SIGNATURES

         In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        (Registrant)  GLOBAL OUTDOORS, INC.
                                      ---------------------


           By: (Signature and Title)   /s/ Perry T. Massie
                                      --------------------------------------------------------
                                      Perry T. Massie, President
                                      Dated: April 2, 2001



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



           By: (Signature and Title)   /s/ Perry T. Massie
                                      --------------------------------------------------------
                                      Perry T. Massie, President, CEO, and Director
                                      Dated: April 2, 2001



           By: (Signature and Title)   /s/ Thomas H. Massie
                                      --------------------------------------------------------
                                      Thomas H. Massie, Executive VP, Secretary and Director
                                      Dated: April 2, 2001



           By: (Signature and Title)   /s/ Richard K. Dickson II
                                      --------------------------------------------------------
                                      Richard K. Dickson II, COO, General Counsel and Director
                                      Dated: April 2, 2001



           By: (Signature and Title)   /s/ Steven M. Matano
                                      --------------------------------------------------------
                                      Steven M. Matano, Controller
                                      Dated: April 2, 2001