Form 10QSB
period 2001-03-31
GLOBAL OUTDOORS INC
filed 2001-05-15
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2001
                                        --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at April 30, 2001
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                                 5,274,073

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                      FOR THE QUARTER ENDED MARCH 31, 2001
--------------------------------------------------------------------------------

                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       March 31     December 31
                                                    -------------  -------------
                                                         2001           2000
                                                    -------------  -------------
                                                     (unaudited)
Current assets:
      Cash and cash equivalents                     $  1,529,010   $  1,844,449
      Accounts receivable, net of allowance for
        doubtful accounts of $451,766 and $206,766     1,872,393      1,613,167
      Inventories                                        117,080        116,957
      Deferred tax assets, net                         1,376,004      1,387,230
      Receivable from stockholders                        39,852         35,421
      Other current assets                                62,729         23,958
                                                    -------------  -------------
             Total current assets                      4,997,068      5,021,182
                                                    -------------  -------------

Property, plant and equipment, net:
      Membership recreational mining properties        1,367,546      1,378,611
      Alaska recreational mining properties            1,200,094      1,194,880
      Outdoor Channel equipment and improvements         750,911        670,084
      Other equipment and leasehold improvements         508,371        388,361
                                                    -------------  -------------
         Property, plant and equipment, net            3,826,922      3,631,936
                                                    -------------  -------------

Trademark, net of accumulated amortization of
      $61,002 and $57,357                                157,720        161,365
Deposits and other assets                                 93,739         84,775
                                                    -------------  -------------
             Totals                                 $  9,075,449   $  8,899,258
                                                    =============  =============

See Notes to Condensed Consolidated Financial Statements.

                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31      December 31
                                                                               -------------  -------------
                                                                                    2001           2000
                                                                               -------------  -------------
                                                                                (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                    $    861,554   $  1,068,933
      Customer deposits                                                             410,707
      Current portion of notes and capital lease obligations payable                129,528        128,290
      Current portion of stockholder loans                                           77,075         76,259
                                                                               -------------  -------------
             Total current liabilities                                            1,478,864      1,273,482

Stockholder loans, net of current portion                                           479,473        613,594
Other notes and capital lease obligations payable, net of current portion           647,256        467,747
Deferred revenues                                                                 1,759,505      1,802,555

Deferred satellite rent obligations                                                 567,425        584,480
Deferred compensation                                                               342,000        308,750
                                                                               -------------  -------------
             Total liabilities                                                    5,274,523      5,050,608
                                                                               -------------  -------------
Commitments and contingencies

Minority interest in subsidiary                                                     644,020        631,183
                                                                               -------------  -------------
Stockholders' equity:
      Convertible preferred stock, nonvoting, 10% non-cumulative, no liquidation preference, $.001 par value; 10,000,000 shares
         authorized; 60,675 shares issued and outstanding                                61             61
      Common stock, $.02 par value; 50,000,000 shares authorized;
         5,274,073 shares issued and outstanding                                    105,481        105,481
      Less common stock subscriptions receivable                                   (221,250)      (221,250)
      Treasury Stock, at cost; 59,500 and 47,000 shares at
         March 31, 2001 and December 31, 2000, respectively                        (256,265)      (189,466)
      Additional paid-in capital                                                  3,429,272      3,429,272
      Retained Earnings                                                              99,607         93,369
                                                                               -------------  -------------
             Total stockholders' equity                                           3,156,906      3,217,467
                                                                               -------------  -------------

             Totals                                                             $ 9,075,449   $  8,899,258
                                                                               =============  =============

See Notes to Condensed Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended March 31
                                                  ------------------------------
                                                           (unaudited)
Revenues:                                              2001            2000
                                                  -------------    -------------
       Advertising                                $  1,988,036     $  1,545,304
       Subscriber fees                                 690,111          607,394
       Membership services                             893,502          758,963
       Trips and outings                                38,134
       Other Income                                      4,678
                                                  -------------    -------------
            Total revenues                           3,614,461        2,911,661
                                                  -------------    -------------

Expenses:
       Satellite transmission fees                     552,629          526,088
       Advertising and programming                     634,441          212,804
       Trips and outings                                19,800
       Selling, general and administrative           2,362,723        1,652,399
                                                  -------------    -------------

            Total expenses                           3,569,593        2,391,291
                                                  -------------    -------------

Income  from operations                                 44,868          520,370

Other income (expense):
   Interest expense                                    (30,976)         (26,440)
   Interest income                                      19,347            9,104
                                                  -------------    -------------

Income before provision (credit) for
   income taxes and minority interest                   33,239          503,034

Provision (credit) for income taxes                     14,164         (150,000)
                                                  -------------    -------------

Income before minority interest                         19,075          653,034

Minority interest in net income of
   consolidated subsidiary                              12,837          107,848
                                                  -------------    -------------

Net income                                        $      6,238     $    545,186
                                                  =============    =============

Earnings per common share:
  Basic                                           $       0.00     $       0.10
                                                  =============    =============
  Diluted                                         $       0.00     $       0.10
                                                  =============    =============

Weighted average number of common shares outstanding:
  Basic                                              5,224,093        5,260,612
                                                  =============    =============
  Diluted                                            5,693,849        5,457,230
                                                  =============    =============

See Notes to Condensed Consolidated Financial Statements.

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended March 31,
                                                                -------------------------------
                                                                     2001             2000
                                                                -------------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                  $     6,238      $   545,186
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                               116,425           60,546
        Provision for doubtful accounts                             245,000          (26,898)
        Deferred income taxes                                        11,226         (150,000)
        Interest on stock subscription receivable                    (4,431)          (2,212)

        Minority interest in net income of consolidated
           subsidiary                                                12,837          107,848
    Cash provided by changes in operating assets
        and liabilities:
        Accounts receivable                                        (504,226)        (273,476)
        Inventories                                                    (123)           1,568
        Other current assets                                        (38,771)         (55,048)
        Deposits and other assets                                    (8,964)           4,490
        Accounts payable and accrued expenses                       203,328          329,616
        Deferred revenues                                           (43,050)         (23,364)
        Deferred satellite rent obligations                         (17,055)           9,945
        Deferred compensation                                        33,250            4,499
                                                                ------------     ------------

           Net cash provided by operating activities                 11,684          532,700
                                                                ------------     ------------

Investing activities:
    Purchases of property, plant, and equipment                    (192,809)        (137,092)
                                                                ------------     ------------

Financing activities:
    Principal payments on long-term debt and capital leases        (285,448)        (131,293)
    Principal payments on stockholder loans                        (132,067)            (468)
    Proceeds from long term debt and capital leases                 350,000
    Purchase of treasury stock                                      (66,799)
                                                                ------------     ------------

           Net cash used in financing activities                   (134,314)        (131,761)
                                                                ------------     ------------

Net increase (decrease) in cash and cash equivalents               (315,439)         263,847

Cash and cash equivalents, beginning of period                    1,844,449          750,351
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $ 1,529,010      $ 1,014,198
                                                                ============     ============
Supplemental disclosure of noncash investing and
  financing activities - acquisition of equipment under
  capital lease obligations                                     $   115,000
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

Note 2.  Unaudited Interim Financial Statements

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2001 and its results of operations and cash flows for the three months ended March 31, 2001 and 2000. Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2000 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.

Note 3.  Earnings per share

              The Company has presented "basic" earnings per common share in the accompanying consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those that could be issued upon the exercise of stock options and warrants and the conversion of preferred stock, were issued during the period.

              The computations of diluted earnings per common share for the quarters ended March 31, 2001 and 2000 take into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock.

              The following table presents the calculation of the number of shares outstanding for the calculation of basic and diluted earnings per share in the quarters ended March 31, 2001 and 2000:

                                                                                     2001           2000
                                                                                  ------------  ------------
                       Weighted average common shares outstanding and basic
                           earnings per common share                                5,224,093     5,260,612

                       Dilutive effect of potential common shares issuable
                           upon conversion of preferred stock                          60,675        60,675

                       Dilutive effect of potential common shares issuable upon
                           exercise of stock options and warrants, as adjusted
                           for the application of the treasury
                           stock method                                               409,081       135,943
                                                                                  ------------  ------------
                       Diluted weighted average common shares
                           outstanding and diluted earnings per
                           common share                                             5,693,849     5,457,230
                                                                                  ============  ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment information

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment information (concluded)

              Information with respect to these reportable business segments for the quarter ended March 31, 2001 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Quarter ended March 31, 2001

Trips and Outings           $    38,134      $    18,334      $ 2,567,640      $    17,322      $    56,644
The Outdoor Channel           2,636,194          133,722        3,895,342           44,172          123,140
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            940,133         (118,817)       2,612,467           54,931           13,025
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 3,614,461      $    33,239      $ 9,075,449      $   116,425      $   192,809
                            ============     ============     ============     ============     ============

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
                            ============     ============     ============     ============     ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.   Income Taxes

              The Company had an income tax provision of $14,164 included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2001, which was comprised of current tax expense of $2,938 and deferred tax expense of $11,226. The Company had a credit for income taxes of $150,000 for the quarter ended March 31, 2000, which was comprised of a deferred credit for federal income taxes.

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

              The provision (credit) for income taxes reflected the accompanying condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000 is different than it would be computed based on the applicable statutory Federal income tax rate of 34% as shown below:

                                                      March 31,     March 31,
                                                        2001          2000
                                                        ----          ----

              Federal income tax provision
                at statutory income tax rate         $  11,301      $ 171,032

              Effect of utilization of net
                operating loss carryforwards                 -       (171,032)

              Effect of reduction in valuation
                allowance for recognition of
                future utilization of net
                operating loss carryforwards                 -       (150,000)

              State tax provision net of Federal
                tax benefit                              2,863              -
                                                     ----------     ----------

              Provision (credit) for income taxes    $  14,164      $(150,000)
                                                     ==========     ==========

Note 6.  Change in Notes Payable/Stockholder Loans Payable

              The Company entered into an agreement with US Bank on March 31, 2001, securing a note for $350,000 with a variable interest rate based on the lenders prime rate and will be adjusted periodically, with the note commencing on March 31, 2001 and the final payment due on March 1, 2005. The note paid off and replaced an existing line of credit to Wells Fargo Bank with a balance remaining of approximately $200,000, and also paid off a principle stockholder loan in the amount of approximately $150,000 which included principal and accrued interest as of March 31, 2001.

Note 7.  Litigation

              The Company is from time to time involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of the pending litigation should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 2000.

COMPARISON OF QUARTERS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended March 31, 2001 were $3,614,461, an increase of $702,800, or 24%, compared to revenues of $2,911,661 for the quarter ended March 31, 2000. This increase was the result of changes in several items composing revenue. Advertising increased to $1,988,036 for the quarter ended March 31, 2001 from $1,545,304 for the quarter ended March 31, 2000, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased to $690,111 for the quarter ended March 31, 2001 from $607,394 for the quarter ended March 31, 2000, primarily due to increases in cable affiliate subscriber fees. Membership services increased to $893,502 for the quarter ended March 31, 2001 from $758,963 for the quarter ended March 31, 2000 due to the increased distribution of The Outdoor Channel.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended March 31, 2001 were $3,569,593 an increase of $1,178,302, or 49%, compared to $2,391,291 for the quarter ended March 31, 2000. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $2,362,723 for the quarter ended March 31, 2001, compared to $1,652,399 for the quarter ended March 31, 2000. This increase was due to several factors. First, growth at The Outdoor Channel resulted in significant increases in personnel related costs. Second, it was determined to increase the allowance for doubtful accounts for the likely default of one significant advertising customer and several smaller advertising customers of The Outdoor Channel. Advertising and programming increased to $634,441 for the quarter ended March 31, 2001, compared to $212,804 for the quarter ended March 31, 2000, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained near the same level at $552,629 for the quarter ended March 31, 2001 compared to $526,088 for the quarter ended March 31, 2000.

     INCOME BEFORE PROVISION (CREDIT) FOR INCOME TAXES AND MINORITY INTEREST. Income before provision (credit) for income taxes and minority interest was lower as a percentage of revenues at 1% for the quarter ended March 31, 2001 compared to 17% for the quarter ended March 31, 2000. This was due primarily to the Company incurring the expenses referred to above and to a softness in advertising sales at The Outdoor Channel for the quarter end March 31, 2001, compared to the quarter ended March 31, 2000.

GENERAL

     Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor

Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 6,000 members and properties in California, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 32,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips and outings Division sponsors unique recreational prospecting trips to the historic Mother Lode area of California and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska.

     The Company together with its predecessors has been selling its GPAA club memberships since 1968. GPAA membership sales took a marked upswing in 1992 in conjunction with the airing of the "Gold Prospector Show," a show the Company has owned and produced since 1990. During 1992, the "Gold Prospector Show" was broadcast on various television and cable channels, for which the Company purchased air time. In 1993, GPAA launched The Outdoor Channel and, since then, broadcasts of the "Gold Prospector Show" and related sales of GPAA memberships have occurred almost exclusively on The Outdoor Channel. The Company intends that The Outdoor Channel be used as a primary vehicle to promote the Company's services and products and anticipates that it will be a factor in the future growth of GPAA, Lost Dutchman's and the Trips Division. In that regard, in 1998 the Company entered into a long term contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Outdoor Channel became profitable and cash flow positive in 1999. Subsequently, the Company has directed more resources to other Company divisions.

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

     A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with multi system cable operators ("MSOs") and thereafter carriage agreements with the MSOs' individual cable affiliates and to obtain distribution with direct broadcast satellite ("DBS") companies. As of May 2001, The Outdoor Channel was launched on approximately 2,900 cable and DBS systems with availability to approximately 30 million households of which The Outdoor Channel has approximately 9.8 million subscribers. From January 1, 2000 to April 30, 2001, the Channel grew by approximately 2 million cable and DBS subscribers.

    In April 2001, the press noted that ESPN may launch an outdoors network. The Company is continuing to evaluate its strategic alternatives and options in light of this new potential competitor.

    Although advertising revenue was up significantly for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000, it was short of management's expectations. This was due primarily to softness in short form advertising for the first quarter at The Outdoor Channel. Short form advertising sales which consists of thirty second to two minute spots has recovered significantly so far in the second quarter, but it is too early to determine whether The Outdoor Channel will meet its goals in this area. Although expenses for the first quarter 2001 were up significantly compared to the first quarter of 2000, the Company met its overall goal for total expenses for the first quarter of 2001. There would have been significant savings on its target except the allowance for doubtful accounts was increased by approximately $250,000 to provide for the likely default of a long form advertising customer and several short form customers of The Outdoor Channel. The Company anticipates that allowance for doubtful accounts will have to be increased in the second quarter.

    As of May 2001, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and intends to make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and augmented its professional staff.

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

     None.

    (b)  Reports on Form 8-K
         -------------------

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBAL OUTDOORS, INC.
                                        (Registrant)

Dated:  May 14, 2001                    By:    /S/ PERRY T. MASSIE
                                            ----------------------------
                                            PERRY T. MASSIE,
                                            President and Chief
                                            Executive Officer

Dated:  May 14, 2001                    By:    /S/ RICHARD K. DICKSON II
                                            ----------------------------
                                            RICHARD K. DICKSON II,
                                            Interim Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)