Form 10QSB
period 2001-06-30
GLOBAL OUTDOORS INC
filed 2001-08-14
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2001
                                        --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at August 14, 2001
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                                 5,276,573

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                      FOR THE QUARTER ENDED JUNE 30, 2001
--------------------------------------------------------------------------------

                              GLOBAL OUTDOORS, INC.


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                June 30     December 31
                                                                            -------------  -------------
                                                                                 2001           2000
                                                                            -------------  -------------
                                                                             (unaudited)
Current assets:
      Cash and cash equivalents                                              $  1,984,577   $  1,844,449
      Accounts receivable, net of allowance for
        doubtful accounts of $114,196 and $206,766                              1,521,412      1,613,167
      Inventories                                                                 136,207        116,957
      Deferred tax assets                                                       1,278,514      1,387,230
      Receivable from stockholders                                                 48,714         35,421
      Other current assets                                                        462,636         23,958
                                                                            -------------  -------------
             Total current assets                                               5,432,060      5,021,182
                                                                            -------------  -------------

Property, plant and equipment, net:
      Membership recreational mining properties                                 1,363,644      1,378,611
      Alaska recreational mining properties                                     1,191,363      1,194,880
      Outdoor Channel equipment and improvements                                  747,483        670,084
      Other equipment and leasehold improvements                                  627,338        388,361
                                                                            -------------  -------------
             Property, plant and equipment, net                                 3,929,828      3,631,936
                                                                            -------------  -------------

Trademark, net                                                                    154,075        161,365
Other assets                                                                       39,502         84,775
                                                                            -------------  -------------
             Totals                                                          $  9,555,465   $  8,899,258
                                                                            =============  =============

See Notes to Condensed Consolidated Financial Statements.


                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30      December 31
                                                                               -------------  -------------
                                                                                    2001           2000
                                                                               -------------  -------------
                                                                                (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                    $    862,891   $  1,068,933
      Customer deposits                                                             706,118
      Current portion of notes and capital lease obligations payable                157,367        128,290
      Current portion of stockholder loans                                           82,106         76,259
                                                                               -------------  -------------
             Total current liabilities                                            1,808,482      1,273,482

Stockholder loans, net of current portion                                           480,887        613,594
Other notes and capital lease obligations payable, net of current portion           669,492        467,747
Deferred revenue                                                                  1,667,420      1,802,555

Deferred satellite rent obligations                                                 550,370        584,480
Deferred compensation                                                               339,000        308,750
                                                                               -------------  -------------
             Total liabilities                                                    5,515,651      5,050,608
                                                                               -------------  -------------
Commitments and contingencies

Minority interest in subsidiary                                                     696,375        631,183
                                                                               -------------  -------------
Stockholders' equity:
      Convertible preferred stock, nonvoting, 10% non-cumulative, no liquidation preference, $.001 par value; 10,000,000 shares
         authorized; 60,675 shares issued and outstanding                                61             61
      Common stock, $.02 par value; 50,000,000 shares authorized;
         5,276,573 and 5,274,073 shares issued and outstanding                      105,531        105,481
      Less common stock subscriptions receivable                                   (221,250)      (221,250)
      Treasury Stock, at cost; 59,500 and 47,000 shares at
         June 30, 2001 and December 31, 2000, respectively                         (256,265)      (189,466)
      Additional paid-in capital                                                  3,504,222      3,429,272
      Retained Earnings                                                             211,140         93,369
                                                                               -------------  -------------
             Total stockholders' equity                                           3,343,439      3,217,467
                                                                               -------------  -------------

             Totals                                                             $ 9,555,465    $ 8,899,258
                                                                               =============  =============

See Notes to Condensed Consolidated Financial Statements.


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended June 30           Six Months Ended June 30
                                                  ------------------------------    ------------------------------
                                                           (unaudited)                        (unaudited)
Revenues:                                              2001            2000              2001            2000
                                                  -------------    -------------     -------------    -------------
       Advertising                                $  2,346,674     $  1,832,304      $  4,334,710     $  3,375,883
       Subscriber fees                               1,005,878          728,451         1,695,989        1,335,845

       Membership services                             799,267          756,886         1,692,769        1,485,173
       Trips and outings                                51,006           38,678            89,140           69,354
       Other Income                                     45,368            1,271            50,046            2,996
                                                  -------------    -------------     -------------    -------------
            Total revenues                           4,248,193        3,357,590         7,862,654        6,269,251
                                                  -------------    -------------     -------------    -------------

Expenses:
       Satellite transmission fees                     551,649          530,684         1,104,278        1,056,772
       Advertising and programming                     485,859          402,242         1,120,300          615,046
       Trips and outings                                20,050                             39,850
       Selling, general and administrative           2,909,921        1,693,859         5,272,644        3,346,258
                                                  -------------    -------------     -------------    -------------

            Total expenses                           3,967,479        2,626,785         7,537,072        5,018,076
                                                  -------------    -------------     -------------    -------------

Income  from operations                                280,714          730,805           325,582        1,251,175

Other income (expense):
   Interest expense                                    (26,773)         (54,951)          (57,749)         (98,167)
   Interest income                                      32,783           20,401            52,130           46,281
                                                  -------------    -------------     -------------    -------------

Income before provision (credit) for
   income taxes and minority interest                  286,724          696,255           319,963        1,199,289

Provision (credit) for income taxes                    122,836         (150,000)          137,000         (300,000)
                                                  -------------    -------------     -------------    -------------

Income before minority interest                        163,888          846,255           182,963        1,499,289

Minority interest in net income of
   consolidated subsidiary                              52,355          128,187            65,192          236,035
                                                  -------------    -------------     -------------    -------------

Net income                                        $    111,533     $    718,068      $    117,771     $  1,263,254
                                                  =============    =============     =============    =============

Earnings per common share:
  Basic                                           $       0.02     $       0.14      $       0.02     $       0.24
                                                  =============    =============     =============    =============
  Diluted                                         $       0.02     $       0.13      $       0.02     $       0.23
                                                  =============    =============     =============    =============

Weighted average number of common shares outstanding:
  Basic                                              5,224,704        5,260,612         5,224,399        5,260,612
                                                  =============    =============     =============    =============
  Diluted                                            5,710,976        5,449,213         5,702,674        5,453,222
                                                  =============    =============     =============    =============



See Notes to Condensed Consolidated Financial Statements.

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended June 30,
                                                                -------------------------------
                                                                     2001             2000
                                                                -------------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                  $   117,771      $ 1,263,254
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                               252,073          123,464
        Provision for doubtful accounts                             306,618          (17,898)
        Deferred income taxes                                       108,716         (300,000)
        Issuance of subsidiary stock as compensation                                 190,209
        Interest on stock subscription receivable                   (13,293)
        Stock option compensation expense                            56,250
        Minority interest in net income of consolidated
           subsidiary                                                65,192          236,035
    Cash provided (used) by changes in operating assets
        and liabilities:
        Accounts receivable                                        (214,863)        (466,394)
        Inventories                                                    (500)           3,068
        Other current assets                                       (438,678)        (294,937)
        Other assets                                                 45,273          (28,124)
        Accounts payable and accrued expenses                       505,283          521,535
        Deferred revenues                                          (135,135)        (184,494)
        Deferred satellite rent obligations                         (34,110)          (6,110)
        Deferred compensation                                        30,250          (91,001)
                                                                ------------     ------------

           Net cash provided by operating activities                650,847          948,607
                                                                ------------     ------------

Investing activities:
    Purchases of property, plant, and equipment                    (327,718)        (244,244)
                                                                ------------     ------------

Financing activities:
    Principal payments on long-term debt and capital leases        (334,135)        (514,387)
    Principal payments on stockholder loans                        (132,067)
    Proceeds from long term debt                                    350,000
    Purchase of treasury stock                                      (66,799)
    Advances from Stockholders                                                       178,695
                                                                ------------     ------------

           Net cash used in financing activities                   (183,001)        (335,692)
                                                                ------------     ------------

Net increase in cash and cash equivalents                           140,128          368,671

Cash and cash equivalents, beginning of period                    1,844,449          750,351
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $ 1,984,577      $ 1,119,022
                                                                ============     ============
Supplemental disclosure of noncash investing and
financing activities:

 Acquisition of equipment under capital lease obligations       $   215,000
                                                                ============
 Issuance of common stock for purchase of inventory             $    18,750
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

Note 2.  Unaudited Interim Financial Statements

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2001 and its results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2000 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.

Note 3.  Earnings per share

              The Company has presented "basic" and "diluted" earnings per common share in the accompanying consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those that could be issued upon the exercise of stock options and warrants and the conversion of preferred stock, were issued during the period.

              The computations of diluted earnings per common share for the three and six months ended June 30, 2001 and 2000 take into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock.

              The following table presents the calculation of the number of shares outstanding for the calculation of basic and diluted earnings per share in the three and six months ended June 30, 2001 and 2000:

                                                              Three months  Three months   Six months     Six months
                                                                  Ended        Ended         Ended           Ended
                                                              June 30,2001  June 30,2000  June 30,2001   June 30,2000
                                                              ------------  ------------  ------------   ------------
       Weighted average common shares outstanding and basic
       earnings per common share                                5,224,704     5,260,612    5,224,399       5,260,612

       Dilutive effect of potential common shares issuable
       upon conversion of preferred stock                          60,675        60,675       60,675          60,675

       Dilutive effect of potential common shares issuable upon
       exercise of stock options and warrants, as adjusted for
       the application of the treasury stock method               425,597       127,926      417,600         131,935
                                                              ------------  ------------  ------------   ------------
       Diluted weighted average common shares
       outstanding and diluted earnings per
       common share                                             5,710,976     5,449,213     5,702,674      5,453,222
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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment information (concluded)

              Information with respect to these reportable business segments for the three months and six months ended June 30, 2001 and 2000 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Three months ended June 30, 2001

Trips and Outings           $    51,006      $     3,659      $ 2,555,007      $    27,297      $    53,854
The Outdoor Channel           3,286,614          449,157        4,171,960           51,354           46,065
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            910,573         (166,092)       2,828,498           56,997          134,988
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 4,248,193      $   286,724      $ 9,555,465      $   135,648      $   234,907
                            ============     ============     ============     ============     ============

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Six months ended June 30, 2001

Trips and Outings           $    89,140      $    21,993      $ 2,555,007      $    44,619      $   110,498
The Outdoor Channel           5,922,808          582,879        4,171,960           95,526          169,205
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          1,850,706         (284,909)       2,828,498          111,928          262,970
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 7,862,654      $   319,963      $ 9,555,465      $   252,073      $   542,673
                            ============     ============     ============     ============     ============

              Information with respect to these reportable business segments for the three months and six months ended June 30, 2000 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Three months ended June 30, 2000

Trips and Outings           $    38,678      $    19,406      $ 1,308,045      $    19,272
The Outdoor Channel           2,434,754          822,402        3,229,230           35,816      $    84,716
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            884,158         (145,553)       3,735,936            7,830           22,436
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 3,357,590      $   696,255      $ 8,273,211      $    62,918      $   107,152
                            ============     ============     ============     ============     ============


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Six months ended June 30, 2000

Trips and Outings           $    69,354      $    30,810      $ 1,308,045      $    38,544
The Outdoor Channel           4,526,658        1,446,637        3,229,230           69,260      $   204,261
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          1,673,239         (278,158)       3,735,936           15,660           39,983
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 6,269,251      $ 1,199,289      $ 8,273,211      $   123,464      $   244,244
                            ============     ============     ============     ============     ============

Note 5.   Income Taxes

              The Company had an income tax provision of $123,000 and $137,000 included in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2001, respectively which was comprised of current tax expense of $25,000 and $28,000 and deferred tax expense of $98,000 and $109,000 for the three and six months ended June 30, 2001, respectively. The Company had a credit for income taxes of $150,000 and $300,000 for the three and six months ended June 30, 2000, respectively which was comprised of a deferred credit for federal income taxes.

              During the six months ended June 30, 2001, the Company was able to increase revenues substantially, generate pre-tax income for financial statement and tax reporting purposes and utilize a portion of its net operating loss carryforwards as shown above. In addition, management believes that it is more likely than not that the Company will be able to generate sufficient future taxable income to enable it to utilize all of approximately $2,600,000 of the Company's remaining net operating loss carryforwards available as of June 30, 2000. Accordingly, the Company reduced its valuation allowance by approximately $250,000 and $400,000 and recognized a credit for Federal income taxes in the three and six months ended June 30, 2000, respectively.

Note 6.   Related Party transactions

              During the three month period ended June 30, 2001, the Company entered into a capital lease agreement with a principal stockholder for the purchase of printing equipment. The principal amount due under the capital lease was approximately $96,000, and was included in the capital lease obligations on the accompanying condensed consolidated balance sheet as of June 30, 2001. The lease bears interest at 10% and has a due date of March 1, 2003.

Note 7.   Stock Option Plan

              Under the terms of the Company's 1995 Stock Option Plan during the quarter ended June 30, 2001, the Company granted to employees options to purchase 33,000 shares of common stock at a price of $8.00 per share, the market value of the Company's common stock at the grant date. The options vest over four years and expire in ten years.

              In addition, during the quarter ended June 30, 2001, the Company approved a five-year Extension in the term of one employee's option to acquire 15,000 shares at $3.25 per share. This extension resulted in a charge to operations of approximately $56,000, representing the difference between the strike price and the market value of the underlying common stock at the date of the extension.

Note 8.   Common Stock

              During the quarter ended June 30, 2001, the Company issued 2,500 shares of common stock for the purchase of inventory. The common stock had a fair market value of $7.50 per share on the date of issuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 2000.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended June 30, 2001 were $4,248,193, an increase of $890,603, or 27%, compared to revenues of $3,357,590 for the quarter ended June 30, 2000. This increase was the result of changes in several items composing revenue. Advertising increased to $2,346,674 for the quarter ended June 30, 2001 from $1,832,304 for the quarter ended June 30, 2000, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased to $1,005,878 for the quarter ended June 30, 2001 from $728,451 for the quarter ended June 30, 2000, primarily due to increases in cable affiliate subscriber fees. Membership services increased to $799,267 for the quarter ended June 30, 2001 from $756,886 for the quarter ended June 30, 2000 due to the increased distribution of The Outdoor Channel.

EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended June 30, 2001 were $3,967,479 an increase of $1,340,694, or 51%, compared to $2,626,785 for the quarter ended June 30, 2000. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $2,909,921 for the quarter ended June 30, 2001, compared to $1,693,859 for the quarter ended June 30, 2000. This increase was due to several factors including the following: Growth at The Outdoor Channel resulted in significant increases in personnel related costs including bonuses and instituting a 401(K) plan. It was determined to increase the allowance for doubtful accounts for the likely default of one significant advertising customer and several smaller advertising customers of The Outdoor Channel. Professional and legal expenses were incurred to resolve a past contingency matter. Advertising and programming increased to $485,859 for the quarter ended June 30, 2001, compared to $402,242 for the quarter ended June 30, 2000, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained near the same level at $551,649 for the quarter ended June 30, 2001 compared to $530,684 for the quarter ended June 30, 2000.

     INCOME BEFORE PROVISION (CREDIT) FOR INCOME TAXES AND MINORITY INTEREST. Income before provision (credit) for income taxes and minority interest was lower as a percentage of revenues at 7% for the three months ended June 30, 2001 compared to 21% for the three months ended June 30, 2000. This was due primarily to the Company incurring the expenses referred to above for the three months ended June 30, 2001, compared to the three months ended June 30, 2000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the six months ended June 30, 2001 were $7,862,654, an increase of $1,593,403, or 25%, compared to revenues of $6,269,251 for the six months ended June 30, 2000. This increase was the result of changes in several items composing revenue. Advertising increased to $4,334,710 for the six months ended June 30, 2001 from $3,375,883 for the six months ended June 30, 2000, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased to $1,695,989 for the six months ended June 30, 2001 from $1,335,845 for the six months ended June 30, 2000, primarily due to increases in cable affiliate subscriber fees. Membership services increased to $1,692,769 for the six months ended June 30, 2001 from $1,485,173 for the six months ended June 30, 2000 due to the increased distribution of The Outdoor Channel.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the six months ended June 30, 2001 were $7,537,072 an increase of $2,518,996, or 50%, compared to $5,018,076 for the six months ended June 30, 2000. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $5,272,644 for the six months ended June 30, 2001, compared to $3,346,258 for the six months ended June 30, 2000. This increase was due to several factors including the following: Growth at The Outdoor Channel resulted in significant increases in personnel related costs including bonuses and instituting a 401(K) plan. It was determined to increase the allowance for doubtful accounts for the likely default of one significant advertising customer and several smaller advertising customers of The Outdoor Channel. Advertising and programming increased to $1,120,300 for the six months ended June 30, 2001, compared to $615,046 for the six months ended June 30, 2000, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained near the same level at $1,104,278 for the six months ended June 30, 2001 compared to $1,056,772 for the six months ended June 30, 2000.

     INCOME BEFORE PROVISION (CREDIT) FOR INCOME TAXES AND MINORITY INTEREST. Income before provision (credit) for income taxes and minority interest was lower as a percentage of revenues at 4% for the six months ended June 30, 2001 compared to 19% for the six months ended June 30, 2000. This was due primarily to the Company incurring the expenses referred to above and to a softness in advertising sales at The Outdoor Channel for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

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

     Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, the Channel has become an established network with industry wide visibility. The Outdoor Channel is committed to converting visibility for the Channel's programming into greater distribution into cable households. Greater distribution will allow The Outdoor Channel to charge higher advertising rates, command higher subscriber fees from cable affiliates, attract more advertisers and receive greater revenues for the Company's products.

     A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with multi system cable operators ("MSOs") and thereafter carriage agreements with the MSOs' individual cable affiliates and to obtain distribution with direct broadcast satellite ("DBS") companies. As of August 2001, The Outdoor Channel was launched on approximately 3,200 cable and DBS systems with availability to approximately 34 million households of which The Outdoor Channel has approximately 11 million subscribers. From January 1, 2001 to June 30, 2001, the Channel grew by approximately 2.8 million cable and DBS subscribers.

     In April 2001, the press noted that ESPN may launch an outdoor network, thereby adding a well connected competitor to The Outdoor Channel's niche. The Outdoor Channel will continue to explore strategic partners and other strategic alternatives such as an investment from a larger entity in its industry to bolster its growth and enhance value. The Company is considering the engagement of an investment bank to assist in this process.

     Although advertising revenue was up significantly for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000, it was short of management's expectations. This was due primarily to softness in short form advertising for the second quarter at The Outdoor Channel. Short form advertising sales which consists of thirty second to two minute spots has recovered significantly so far in the third quarter, but it is too early to determine whether The Outdoor Channel will meet its goals in this area. Although expenses for the second quarter 2001 were up significantly compared to the second quarter of 2000, the Company met its overall goal for total expenses for the second quarter of 2001. There would have been significant savings on its target except the bad debt expense was approximately $306,618 to provide for the default of a long form advertising customer and several short form customers of The Outdoor Channel. The Company also incurred $350,777 in professional and legal expenses due to a past contingency matter that has been resolved.

     As of July 2001, the Company, as a whole, is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and intends to make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and augmented its professional staff.

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

                                        GLOBAL OUTDOORS, INC.
                                        (Registrant)

Dated:  August 14, 2001                    By: /s/ Perry T. Massie
                                            ----------------------------
                                            PERRY T. MASSIE,
                                            President and Chief
                                            Executive Officer

Dated:  August 14, 2001                    By:
                                            ----------------------------
                                            MARK C. CORCORAN,
                                            Controller
                                            (Principal Financial and Accounting
                                            Officer)