Form 10QSB
period 2001-09-30
GLOBAL OUTDOORS INC
filed 2001-11-06
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2001
                                        ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at November 5, 2001
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                                 5,276,573

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                      FOR THE QUARTER ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     September 30  December 31
                                                     ------------  ------------
                                                         2001          2000
                                                     ------------  ------------
                                                     (unaudited)
Current assets:
      Cash and cash equivalents                      $  2,114,061  $  1,844,449
      Accounts receivable, net                          1,420,307     1,613,167
      Inventories                                          83,627       116,957
      Deferred tax assets                               1,146,745     1,387,230
      Receivable from stockholders                         55,360        35,421
      Other current assets                                154,792        23,958
                                                     ------------- -------------
             Total current assets                       4,974,892     5,021,182
                                                     ------------- -------------

Property, plant and equipment, net:
      Membership recreational mining properties         1,357,629     1,378,611
      Alaska recreational mining properties             1,175,859     1,194,880
      Outdoor Channel equipment and improvements          721,877       670,084
      Other equipment and leasehold improvements          614,751       388,361
                                                     ------------- -------------
             Property, plant and equipment, net         3,870,116     3,631,936

Trademark, net                                            150,430       161,365
Other assets                                               50,879        84,775
                                                     ------------- -------------
             Totals                                  $  9,046,317  $  8,899,258
                                                     ============= =============

See Notes to Condensed Consolidated Financial Statements.

                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30    December 31
                                                                               -------------  -------------
                                                                                    2001           2000
                                                                               -------------  -------------
                                                                                (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                    $    766,852   $  1,068,933
      Customer deposits                                                               1,200
      Current portion of notes and capital lease obligations payable                 82,969        128,290
      Current portion of stockholder loans                                           94,893         76,259
                                                                               -------------  -------------
             Total current liabilities                                              945,914      1,273,482

Stockholder loans, net of current portion                                           480,334        613,594
Other notes and capital lease obligations payable, net of current portion           669,465        467,747
Deferred revenue                                                                  1,820,252      1,802,555

Deferred satellite rent obligations                                                 533,315        584,480
Deferred compensation                                                               336,000        308,750
                                                                               -------------  -------------
             Total liabilities                                                    4,785,280      5,050,608
                                                                               -------------  -------------
Commitments and contingencies

Minority interest in subsidiary                                                     731,523        631,183
                                                                               -------------  -------------
Stockholders' equity:
      Convertible preferred stock, nonvoting, 10% non-cumulative, no liquidation preference, $.001 par value; 10,000,000 shares
         authorized; 60,675 shares issued and outstanding                                61             61
      Common stock, $.02 par value; 50,000,000 shares authorized;
         5,276,573 and 5,274,073 shares issued and outstanding                      105,531        105,481
      Less common stock subscriptions receivable                                   (221,250)      (221,250)
      Treasury Stock, at cost; 59,500 and 47,000 shares at
         September 30, 2001 and December 31, 2000, respectively                    (256,265)      (189,466)
      Additional paid-in capital                                                  3,504,222      3,429,272
      Retained earnings                                                             397,215         93,369
                                                                               -------------  -------------
             Total stockholders' equity                                           3,529,514      3,217,467
                                                                               -------------  -------------

             Totals                                                             $ 9,046,317    $ 8,899,258
                                                                               =============  =============

See Notes to Condensed Consolidated Financial Statements.


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended September 30    Nine Months Ended September 30
                                                  ------------------------------    ------------------------------
                                                           (unaudited)                        (unaudited)
Revenues:                                              2001            2000               2001            2000
                                                  -------------    -------------      -------------   -------------
       Advertising                                $  1,981,546     $  1,694,393       $  6,316,256    $  5,073,272
       Subscriber fees                                 855,477          747,996          2,551,466       2,083,841
       Membership services                             737,678          714,213          2,430,447       2,268,740
       Trips and outings                               806,149          807,360            895,289         807,360
       Other Income                                     28,092                             78,138
                                                  -------------    -------------     -------------    -------------
            Total revenues                           4,408,942        3,963,962        12,271,596       10,233,213
                                                  -------------    -------------     -------------    -------------

Expenses:
       Satellite transmission fees                     568,581          531,326         1,672,859        1,588,098
       Advertising and programming                     631,755          295,462         1,752,055          910,508
       Trips and outings                               491,200          507,014           531,050          507,014
       Selling, general and administrative           2,320,531        1,716,215         7,593,175        5,062,473
                                                  -------------    -------------     -------------    -------------

            Total expenses                           4,012,067        3,050,017        11,549,139        8,068,093
                                                  -------------    -------------     -------------    -------------

Income  from operations                                396,875          913,945           722,457        2,165,120

Other income (expense):
   Interest expense                                    (32,983)         (49,852)          (90,732)        (148,022)
   Interest income                                      23,331           29,476            75,461           75,760
                                                  -------------    -------------     -------------    -------------

Income before provision for
   income taxes and minority interest                  387,223          893,569           707,186        2,092,858

Provision for income taxes                             166,000          375,000           303,000           75,000
                                                  -------------    -------------     -------------    -------------

Income before minority interest                        221,223          518,569           404,186        2,017,858

Minority interest in net income of
   consolidated subsidiary                              35,148          112,328           100,340          348,363
                                                  -------------    -------------     -------------    -------------

Net income                                        $    186,075     $    406,241      $    303,846     $  1,669,495
                                                  =============    =============     =============    =============

Earnings per common share:
  Basic                                           $       0.04     $       0.08      $       0.06     $       0.32
                                                  =============    =============     =============    =============
  Diluted                                         $       0.03     $       0.07      $       0.05     $       0.31
                                                  =============    =============     =============    =============

Weighted average number of common
shares outstanding:
  Basic                                              5,225,659        5,266,997         5,225,659        5,266,383
                                                  =============    =============     =============    =============
  Diluted                                            5,734,066        5,457,515         5,720,083        5,457,539
                                                  =============    =============     =============    =============

See Notes to Condensed Consolidated Financial Statements.

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     2001             2000
                                                                -------------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                  $   303,846      $ 1,669,496
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                               398,656          186,961
        Provision for doubtful accounts                             382,043           (8,898)
        Deferred income taxes                                       240,485          (75,000)
        Issuance of subsidiary stock as compensation                                 158,342
        Interest on stock subscription receivable                   (19,939)         (11,075)
        Stock option compensation expense                            56,250
        Minority interest in net income of consolidated
           subsidiary                                               100,340          348,363
    Cash provided (used) by changes in operating assets
        and liabilities:
        Accounts receivable                                        (189,183)        (938,758)
        Inventories                                                  52,080            2,051
        Other current assets                                       (130,834)         (48,971)
        Other assets                                                 33,896          (37,731)
        Accounts payable and accrued expenses                      (300,881)        (114,773)
        Deferred revenue                                             17,697          125,001
        Deferred satellite rent obligations                         (51,165)         (23,165)
        Deferred compensation                                        27,250            3,499
                                                                ------------     ------------

           Net cash provided by operating activities                920,541        1,235,342
                                                                ------------     ------------

Investing activities:
    Purchases of property, plant, and equipment                    (410,944)        (327,561)
                                                                ------------     ------------

Financing activities:
    Principal payments on long-term debt and capital leases        (408,560)        (550,604)
    Principal payments on stockholder loans                        (114,626)          (2,863)
    Proceeds from long term debt                                    350,000
    Purchase of treasury stock                                      (66,799)
    Advances from Stockholders                                                       180,000
                                                                ------------     ------------

           Net cash used in financing activities                   (239,985)        (373,467)
                                                                ------------     ------------

Net increase in cash and cash equivalents                           269,612          534,314

Cash and cash equivalents, beginning of period                    1,844,449          750,351
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $ 2,114,061      $ 1,284,665
                                                                ============     ============
Supplemental disclosure of noncash investing and
financing activities:

  Acquisition of equipment under capital lease obligations      $   214,957
                                                                ============

  Issuance of common stock for purchase of inventory            $    18,750
                                                                ============

See Notes to Condensed Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Organization

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

Note 2.  Unaudited Interim Financial Statements

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2001 and its results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2000 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.

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

              The computations of diluted earnings per common share for the three and nine months ended September 30, 2001 and 2000 take into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock.

              The following table presents the calculation of the number of shares outstanding for the calculation of basic and diluted earnings per share in the three and nine months ended September 30, 2001 and 2000:

                                                              Three months  Three months   Nine months    Nine months
                                                                  Ended        Ended         Ended           Ended
                                                              Sept 30,2001  Sept 30,2000  Sept 30,2001   Sept 30,2000
                                                              ------------  ------------  ------------   ------------
       Weighted average common shares outstanding and basic
       earnings per common share                                5,225,659     5,266,997    5,225,659       5,266,383

       Dilutive effect of potential common shares issuable
       upon conversion of preferred stock                          60,675        60,675       60,675          60,675

       Dilutive effect of potential common shares issuable upon exercise of stock options and warrants, as adjusted for the application of the treasury
       stock method                                               447,732       129,843      433,749         130,481
                                                              ------------  ------------  ------------   ------------
       Diluted weighted average common shares
       outstanding and diluted earnings per
       common share                                             5,734,066     5,457,515    5,720,083       5,457,539
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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment information (concluded)

              Information with respect to these reportable business segments for the three months and nine months ended September 30, 2001 and 2000 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Three months ended
September 30, 2001

Trips and Outings           $   806,149      $    48,873      $ 2,533,488      $    27,297      $    44,970
The Outdoor Channel           2,782,449          269,926        4,427,749           51,354           23,888
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            820,344           68,424        2,085,080           67,932           14,413
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 4,408,942      $   387,223      $ 9,046,317      $   146,583      $    83,271
                            ============     ============     ============     ============     ============


                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Nine months ended
September 30, 2001

Trips and Outings           $   895,289      $    70,866      $ 2,533,488      $    71,916      $   155,468
The Outdoor Channel           8,705,257          852,805        4,427,749          146,880          193,093
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          2,671,050         (216,485)       2,085,080          179,860          277,383
                            ------------     ------------     ------------     ------------     ------------

      Totals                $12,271,596      $   707,186      $ 9,046,317      $   398,656      $   625,944
                            ============     ============     ============     ============     ============

              Information with respect to these reportable business segments for the three months and nine months ended September 30, 2000 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Three months ended
September 30, 2000

Trips and Outings           $   807,360      $   300,346      $ 1,295,098      $    23,022      $    27,828
The Outdoor Channel           2,431,369          598,006        3,593,523           33,444           62,142
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            725,233           (4,783)       3,584,150            7,031           49,431
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 3,963,962      $   893,569      $ 8,472,771      $    63,497      $   139,401
                            ============     ============     ============     ============     ============


                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Nine months ended
September 30, 2000

Trips and Outings           $   807,360      $   300,346      $ 1,295,098      $    71,718      $    27,828
The Outdoor Channel           6,861,733        1,864,318        3,593,523          100,331          254,706
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          2,564,120          (71,806)       3,584,150           14,912           45,027
                            ------------     ------------     ------------     ------------     ------------

      Totals                $10,233,213      $ 2,092,858      $ 8,472,771      $   186,961      $   327,561
                            ============     ============     ============     ============     ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.   Income Taxes

              The Company had an income tax provision of $166,000 and $303,000 included in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2001, respectively, which was comprised of current tax expense of $34,000 and $62,000 and deferred tax expense of $132,000 and $241,000 for the three and nine months ended September 30, 2001, respectively. The Company had an expense for income taxes of $375,000 and $75,000 for the three and nine months ended September 30, 2000.

              During the nine months ended September 30, 2000, the Company was able to increase revenues substantially, generate pre-tax income for financial statement and tax reporting purposes and utilize a portion of its net operating loss carryforwards. In addition, management believes that it is more likely than not that the Company will be able to generate sufficient future taxable income to enable it to utilize all of the company's remaining net operating loss carryforwards available of approximately $1,000,000 as of September 30, 2000. Accordingly, the Company reduced its net deferred tax asset valuation allowance by approximately $500,000 in the first six months of the nine months ended September 30, 2000, respectively.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 2000.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended September 30, 2001 were $4,408,942, an increase of $444,980, or 11%, compared to revenues of $3,963,962 for the quarter ended September 30, 2000. This increase was the result of changes in several items composing revenue. Advertising increased to $1,981,546 for the quarter ended September 30, 2001 from $1,694,393 for the quarter ended September 30, 2000, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased to $855,477 for the quarter ended September 30, 2001 from $747,996 for the quarter ended September 30, 2000, primarily due to increases in cable affiliate subscriber fees. Membership services stayed about the same at $737,678 for the quarter ended September 30, 2001 compared to $714,213 for the quarter ended September 30, 2000. Trips and outings stayed about the same at $806,149 for the quarter ended September 30, 2001 compared to $807,360 for the quarter ended September 30, 2000, consisting of participation on the Company's Alaska trip expedition.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended September 30, 2001 were $4,012,067 an increase of $962,050, or 32%, compared to $3,050,017 for the quarter ended September 30, 2000. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $2,320,531 for the quarter ended September 30, 2001, compared to $1,716,215 for the quarter ended September 30, 2000. This increase was due to several factors including the following: Growth at The Outdoor Channel resulted in significant increases in personnel related costs including bonuses and instituting a 401(K) plan. It was determined to increase the allowance for doubtful accounts for the likely default of one significant advertising customer and several smaller advertising customers of The Outdoor Channel. Advertising and programming increased to $631,755 for the quarter ended September 30, 2001, compared to $295,462 for the quarter ended September 30, 2000, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained near the same level at $568,581 for the quarter ended September 30, 2001 compared to $531,326 for the quarter ended September 30, 2000.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was lower as a percentage of revenues at 9% for the three months ended September 30, 2001 compared to 23% for the three months ended September 30, 2000. This was due primarily to the Company incurring the expenses referred to above for the three months ended September 30, 2001, compared to the three months ended September 30, 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the nine months ended September 30, 2001 were $12,271,596, an increase of $2,038,383, or 20%, compared to revenues of $10,233,213 for the nine months ended September 30, 2000. This increase was the result of changes in several items composing revenue. Advertising increased to $6,316,256 for the nine months ended September 30, 2001 from $5,073,272 for the nine months ended September 30, 2000, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased to $2,551,466 for the nine months ended September 30, 2001 from $2,083,841 for the nine months ended September 30, 2000, primarily due to increases in cable affiliate subscriber fees. Membership services increased to $2,430,447 for the nine months ended September 30, 2001 from $2,268,740 for the nine months ended September 30, 2000 due to the increased distribution of The Outdoor Channel. Trips and outings increased to $895,289 for the nine months ended September 30, 2001 From $807,360 for the nine months ended September 30, 2000, due primarily to increased participation on the Company's Alaska trip expedition and Mother Lode trip.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the nine months ended September 30, 2001 were $11,549,139 an increase of $3,481,046, or 43%, compared to $8,068,093 for the nine months ended September 30, 2000. This increase was primarily the result of an increase in selling, general and administrative expenses which increased significantly to $7,593,175 for the nine months ended September 30, 2001, compared to $5,062,473 for the nine months ended September 30, 2000. This increase was due to several factors including the following: Growth at The Outdoor Channel resulted in significant increases in personnel related costs including bonuses and instituting a 401(K) plan. It was determined to increase the allowance for doubtful accounts for the likely default of one significant advertising customer and several smaller advertising customers of The Outdoor Channel. Professional and legal expenses were incurred to resolve a past contingency matter. Advertising and programming increased to $1,752,055 for the nine months ended September 30, 2001, Compared to $910,508 for the nine months ended September 30, 2000, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained near the same level at $1,672,859 for the nine months ended September 30, 2001 compared to $1,588,098 for the nine months ended September 30, 2000.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was lower as a percentage of revenues at 6% for the nine months ended September 30, 2001 compared to 20% for the nine months ended September 30, 2000. This was due primarily to the Company incurring the expenses referred to above for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

GENERAL

     Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor

Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 7,000 members and properties in California, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 34,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips and outings Division sponsors unique recreational prospecting trips to the historic Mother Lode area of California and to the Company's 2300 acre camp, located 11 miles west of Nome, Alaska.

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

     A primary objective of the Company is for The Outdoor Channel to obtain distribution. To accomplish this objective the Channel seeks to sign national carriage agreements with multi system cable operators ("MSOs") and thereafter carriage agreements with the MSOs' individual cable affiliates and to obtain distribution with direct broadcast satellite ("DBS") companies. As of October 2001, The Outdoor Channel was launched on approximately 3,456 cable and DBS systems with availability to approximately 36 million households of which The Outdoor Channel has approximately 12 million subscribers. From January 1, 2001 to September 30, 2001, the Channel grew by approximately 4.1 million cable and DBS subscribers.

    In April 2001, the press noted that ESPN may launch an outdoor network, thereby adding a well connected competitor to The Outdoor Channel's niche. The Outdoor Channel will continue to explore strategic partners and other strategic alternatives such as an investment from a larger entity in its industry to bolster its growth and enhance value. The Company has retained Bear, Stearns & Co. Inc., a Wall Street investment company to assist in this process.

    Although advertising revenue was up significantly for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, it was short of management's expectations. This was due primarily to softness in short form advertising for the third quarter at The Outdoor Channel. Short form advertising sales which consists of thirty second to two minute spots has recovered significantly so far in the fourth quarter, but it is too early to determine whether The Outdoor Channel will meet its goals in this area. Although expenses for the third quarter 2001 were up significantly compared to the third quarter of 2000, the Company met its overall goal for total expenses for the third quarter of 2001. There would have been significant savings on its target except the bad debt expense was approximately $311,272 to provide for the default of a long form advertising customer and several short form customers of The Outdoor Channel.

    As of October 2001, the Company as a whole is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and intends to make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and augmented its professional staff.

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

                                        GLOBAL OUTDOORS, INC.
                                        (Registrant)

Dated:  November 5, 2001                By: /S/ PERRY T. MASSIE
                                        ----------------------------
                                        PERRY T. MASSIE,
                                        President and Chief Executive Officer

Dated:  November 5, 2001                By: /S/ MARK C. CORCORAN
                                        ----------------------------
                                        MARK C. CORCORAN,
                                        Controller
                                        (Principal Financial and Accounting
                                         Officer)