Form 10KSB
period 2001-12-31
GLOBAL OUTDOORS INC
filed 2002-04-01
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2001
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

Commission file number :  0-17287
                          -------

                              GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               ALASKA                                      33-0074499
   -------------------------------                    -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $17,233,537

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         On March 27, 2002, 932,490 shares of voting Common Stock were held by non-affiliates of the registrant. On Said date the aggregate market value of such Common Stock was $10,433,888.

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                            Number of Shares Outstanding
         Class                                    at March 28, 2002
-----------------------              -------------------------------------------

     Common Stock                                     5,345,698

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

GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, recreational gold prospecting and related life style programming. Launched as a part-time network in June 1993, The Outdoor Channel progressed to a full-time channel in April 1994 and since then has continued to develop its management, programming, distribution and revenue. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include:
LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with approximately 6,000 members and properties in California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 34,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips Division sponsors unique recreational prospecting trips to California's Motherlode area and to the Company's 2,300 acre camp, located 11 miles west of Nome, Alaska. In February 1995, the Company acquired 100% of GPAA. At the time of the acquisition, GPAA in addition to its other interests owned The Outdoor Channel. The Company was incorporated in Alaska on October 22, 1984.

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

         INCREASE THE OUTDOOR CHANNEL'S CARRIAGE ON CABLE TELEVISION SYSTEMS AND DIRECT BROADCAST SATELLITE SYSTEMS: The Outdoor Channel intends to increase its carriage on cable television systems and direct broadcast satellite ("DBS") television systems by continuing to provide quality programming on The Outdoor Channel and by increasing the public's awareness and name recognition of The Outdoor Channel through continuing public relations and marketing efforts targeting cable operators and potential subscribers.

         MARKET AND SELL PRODUCTS AND SERVICES TO OTHER SPECIALTY OR NICHE MARKETS THROUGH THE OUTDOOR CHANNEL: The Outdoor Channel and the Company intend to utilize The Outdoor Channel to market and sell outdoor-related products to specialty or niche markets including fishing, hunting, recreational gold prospecting and shooting sports. The Company intends to leverage The Outdoor Channel's increased distribution and name recognition to market and sell such products and services to those viewers who identify The Outdoor Channel and related products and services with quality and integrity.

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

         EXPLORE STRATEGIC ALTERNATIVES: The Outdoor Channel will continue to explore strategic alternatives such as an investment from a larger entity in its industry to bolster its growth and enhance value. The Company has retained Bear Stearns & Company, Inc., a Wall Street investment bank, to assist in this process.

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

         Since 1999, the Channel has supported itself solely through its own revenues. As of March 25, 2002, the Company owned approximately 84% of the Common Stock of The Outdoor Channel. In the event all outstanding options to purchase Common Stock in the Channel were exercised the Company would own approximately 68% of The Outdoor Channel.

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

DISTRIBUTION AND CABLE SUBSCRIBERS

         The Outdoor Channel's programming is offered mainly by means of satellite transmissions and through contractual relationships with operators of cable television systems. The Company estimates that in the United States approximately 67 million households have cable television, 17 million households have DBS television and another 1.5 million households have C-Band satellite dishes ("C-Band"). In addition, "wireless cable" ("MMDS") and new video systems presently being built by telephone companies provide additional opportunities for the Company to distribute The Outdoor Channel. New digital programming services offered by many cable operators has greatly increased the programming capacity for these operators. The Outdoor Channel has received and is continuing to receive launches on these digital services including those provided by Time Warner Cable and AT&T. The Company believes that as of March 1, 2002, The Outdoor Channel is available to approximately 41.5 million households.

         The Outdoor Channel transmits all of its programs from its production facility located in Temecula, California by means of a master control room that is linked via fiber optic cable to an earth station transmitting antenna (an "up-link"), which The Outdoor Channel leases under a service agreement. The up-link facility transmits The Outdoor Channel's programming signal over an orbiting PanAmSat Galaxy 10R satellite transponder to cable system head-end receiving antennae and satellite dishes throughout the United States and Canada. The Outdoor Channel has editing equipment at its production facility which is used to assemble programs that are produced in-house, edit acquired programming and insert advertising spots. The Channel also has several filming sets at its production facility from which some of its in-house programming is produced. Commencing March 10, 2000, PanAmSat moved Galaxy 10R into the orbital position formerly occupied by Galaxy 9. The Outdoor Channel, pursuant to an amendment to its lease with PanAmSat has a twelve year term on Galaxy 10R. The Channel's lease with PanAmSat also includes provisions for in-orbit backup of the Channel's signal, when such backup is available. The Company has not contracted for in-orbit backup from PanAmSat. Beginning March 1, 2002, the Channel began transmitting a digital signal of its programming. The signal is being transmitted simultaneously along with its normal analog signal to the same satellite transponder. Management is planning to transition all of its affiliates to the digital signal over the next 12 months.

         As of March 1, 2002, The Outdoor Channel has carriage on approximately 3,800 affiliated cable systems representing a potential of approximately 33 million households, of which, the Channel has approximately 11.7 million subscribers. The Channel is also available to approximately 7 million DBS households, of which the channel has approximately 2.4 million. In addition, the Channel is available, unscrambled, on C-Band satellite with approximately 1.5 million households.

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

         DBS providers, such as EchoStar and DirecTV represent additional potential distribution of The Outdoor Channel. The Outdoor Channel believes that distribution by means of DBS will increase as market acceptance and the installed base of DBS subscribers increase. The Outdoor Channel is currently negotiating the renewal of its affiliation agreement with EchoStar which expired in December 2001. The Channel is allowing The Outdoor Channel to be carried on the Dish Network pursuant to an understanding that there will be a renewal of the affiliation agreement. The Outdoor Channel is in active negotiations with DirecTV which is the largest DBS distributor in the United States.

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

         In addition, the Company intends to continue its promotional activities, such as attending regional and local cable trade shows and advertising in trade magazines in order to increase cable industry awareness of The Outdoor Channel. The Outdoor Channel is also continuing its consumer awareness program whereby it has taken out full-page advertisements in selected magazines with a traditional outdoor focus. The Outdoor Channel also promotes consumer and industry awareness by sponsoring several professional athletes. The

Outdoor Channel sponsors Dan Pardus who races in the NASCAR Busch Series, Joe Thomas who competes on the BassMasters fishing tour and Tony Mendez who competes in the Professional Bull Riders Bud Light Cup.

ADVERTISING

         The Company derived approximately $8.6 million in advertising revenue for the year ended December 31, 2001, from cash sales of advertising time on The Outdoor Channel and publications such as the Gold Prospector magazine. The Channel has a fixed number of commercial spots that can be sold to advertisers. Currently, there is more demand for the Channel's time than it has available resulting in 100% of the spots being sold. The Company anticipates that it will continue to derive a substantial portion of its revenue from the sale of advertising time and that the rates for advertising time will increase accordingly.

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

         In addition, the Company believes that The Outdoor Channel will benefit from the trend in advertising strategies toward greater market segmentation. The Company believes that a significant number of major national advertisers of outdoor-related products and services are dedicating a larger share of their advertising budgets to target the consumer interested in outdoor-related activities, in an effort to increase their share of this large and rapidly growing market. Industry sources estimate that domestic outdoor enthusiasts constitute a 77 million person market who spend approximately $101 billion per year on their outdoor pursuits. Therefore, the Company believes that advertisers, including manufacturers and providers of outdoor-related products and services, will increasingly advertise on The Outdoor Channel because it will provide them with a cost effective means to reach a significant number of consumers interested in outdoor-related activities. The Channel delivers a high concentration of males age 25-54, which is the most coveted demographic to the advertising industry.

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

         The Outdoor Channel acquires programs from independent film and television production companies and produces programs utilizing in-house staff and facilities. The Outdoor Channel exhibits the acquired productions pursuant to licensing agreements with suppliers who generally own the copyrights to such programming. Licenses to air acquired programming generally run for a calendar quarter to one year and entitle The Outdoor Channel to show each episode several times. Approximately 90% of the Channel's programming is nationally exclusive to the Channel. Examples of programming acquired from third parties include "Turkey Country," "Bushnell's Secrets of the Hunt," "4x4 TV," and "American Outdoorsman." Approximately 10% of the Channel's programming is produced in-house, examples of which, include "Out in the Country," "The Outdoor Channel Rodeo Roundup," "Prospecting America," "Gold Fever," "Whistle Stops," and the "Iditarod" Special. The Outdoor Channel has also established and branded programming blocks such as "Monday Night Fishing," "Tuesday Night Pursuits (i.e. hunting)," and "Wednesday Night Horsepower (i.e. autos and horses)."

         In 2002, the Company plans to produce and acquire additional programming for The Outdoor Channel which the Company believes will enable it to obtain greater distribution and increase advertising rates. The Channel currently has four new original programs in development, two of which, "Angler on Tour" and "Speedzone" are scheduled to begin airing in July 2002.

MARKETING

         In 1997, the Company entered a ten year contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Company has the option to renew this contract for two five year periods. Because it owns other outdoor related businesses, The Outdoor Channel affords the Company the unique opportunity to market and sell its own outdoor-related products and services. As the Channel continues to achieve greater name recognition and distribution, the Company anticipates that it will be able to increase sales of its products and services, as well as the sale and exclusive distribution of products produced by third parties. However, there can be no assurance that this will be the case. The Company believes this contract is presently beneficial to the Company and in the future will constitute a significant asset of the Company.

         Outdoor-related products and services currently marketed by the Company on The Outdoor Channel include those of Lost Dutchman's, GPAA and the Trips Division.

         The Channel increased its advertising and marketing efforts in 2001 to consumers, potential affiliates and potential advertisers. Consumer marketing has been concentrated in outdoor publications and at sporting events including the NASCAR Busch Series, Professional Bull Riding, fishing tournaments and booths at outdoor trade shows. These efforts expose the Channel's brand to millions of sportsmen across the country. The Channel has also increased its affiliate marketing staff and budget, targeting cable systems which presently do not carry the Channel. Management of the Channel believes that the combination of the increased consumer and affiliate marketing has resulted in the increase in subscribers to the Channel. These ongoing marketing efforts will continue and be intensified in 2002.

         LOST DUTCHMAN'S

         Lost Dutchman's is a national recreational gold prospecting campground club, with campgrounds in California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. Lost Dutchman's currently has approximately 6,000 members. Lost Dutchman's memberships cost up to $5,000 with annual maintenance dues presently set at $120; however, significant discounts are available to those members who purchase memberships at Company sponsored outings or trade shows.

         Lost Dutchman's members are entitled to use any of the fourteen campgrounds owned by the Company or by an affiliated organization, pursuant to a mutual use agreement between the Company and such organization. Members are entitled to keep all gold found while prospecting on any of the Company's properties. The Company is committed only to those duties which would be required as an absentee owner of raw land, such as the payment of property taxes. Eight of the properties have a caretaker which the Company has been able to retain at a minimal monthly expense advance which averages about $600 per month. The caretaker's job is to provide minor repairs and maintenance such as keeping the weeds down, cleaning bathrooms and other facilities, if any, and generally taking care of the property and the campers. It is worthy of note that in many instances, when a major improvement has been made to a property such as a building, a clubhouse or road, that Lost Dutchman's members have contributed both labor and materials towards its construction so that the Company had lower costs on the project. It is the Company's intention to actively acquire and develop additional recreational properties and to add recreational facilities and improvements at current camps.

         In addition to advertising on The Outdoor Channel, the Company markets Lost Dutchman's memberships by advertising at trade conventions and in the Gold Prospector Magazine published by the Company. In addition, the Company targets the 150,000 former and present members of GPAA as well as participants in the Trips Division's expeditions as potential members of Lost Dutchman's.

         GPAA

         GPAA is the largest recreational gold prospecting club in the world, with approximately 34,000 active members. GPAA publishes an annual Claims Club Membership Mining Guide and quarterly updates that are provided to Claims Club Members. The Membership Guide contains detailed information on several hundred mining claims and leases comprising approximately 100,000 acres that are available to members. Five of the leases have a caretaker which the Company has been able to retain at a minimal monthly expense advance which averages about $200 per month. The caretaker's job is to provide minor repairs and maintenance such as keeping the weeds down, cleaning bathrooms and other facilities, if any, and generally taking care of the property and the miners. GPAA also publishes the bi-monthly Gold Prospector magazine that contains approximately 100 pages of gold prospecting and treasure hunting information and has a distribution of approximately 60,000 copies. GPAA operates gold prospecting trade shows and conventions, from which the Company derives revenue from admissions and booth rentals, and sells recreational gold prospecting-related merchandise.

         GPAA's initial memberships cost $79.50. Members are entitled to receive a 14" gold pan, an annual subscription to the Gold Prospector magazine, an annual subscription to the quarterly Pick & Shovel Gazette, the GPAA Claims Club Membership Mining Guide which currently contains over 500 pages of information and a Claims Club Prospecting Permit as well as related merchandise. Annual renewal membership fees range from $20 to $59. The Company markets and advertises GPAA memberships and products on The Outdoor Channel. GPAA also produces the Gold Fever and Prospecting America television shows which air on The Outdoor Channel, as well as, several other selected markets. GPAA also owns approximately 50 hours of original programming of the Gold Prospectors Show which the Company intends on re-editing and airing on The Outdoor Channel.

         THE TRIPS DIVISION

         The Trips Division offers unique recreational gold prospecting trips to residents of the United States and Canada. The principal trip offered by the Trips Division is the annual trip to Alaska, the fees for which are up to $2,195 per week and $795 per additional week, including round-trip transportation to and from Seattle, Washington. The Alaska Trip crew usually arrives in early June with the camp closing in mid August. The Alaskan expedition begins in Nome, Alaska where participants are taken to the Company's 2,300-acre camp on the Cripple River adjacent to the Bering Sea. In 2001, the Alaska trip had approximately 395 participants, and the Company expects that the number of participants will increase in the future due to the Company's increased advertising and marketing efforts on The Outdoor Channel, as well as advertisements in the Gold Prospector magazine, the Gold Prospectors' Show, Prospecting America, and Gold Fever Show. Current bookings for the 2002 summer season are somewhat behind bookings for 2001.

         The Trips Division also offers the Mother Lode Expedition in September and October. The destination of the Mother Lode Expedition is the heart of the historic Mother Lode area in central California. Participation is generally limited to 20 persons per week with a weekly fee of $950. The Mother Lode

Expedition runs three to four weeks depending upon demand. Due to the size of the Mother Lode Expedition camp site, it is not anticipated that this trip will be significantly expanded. As circumstances and opportunities warrant, the Company will consider offering trips to other locations.

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

         The Outdoor Channel has positioned itself with cable operators as the lower cost provider in its niche. The Company believes that The Outdoor Channel is receiving higher advertising rates than its closest competitor due to a higher percentage of viewership. The Company believes that it has an advantage over its competitors in attracting advertisers of outdoor-related products and services because the Company, unlike its competitors, offers its advertisers exposure through a programming format which focuses exclusively on the traditional outdoor lifestyle of hunting, fishing, shooting sports and related outdoor activities. In addition, while developments such as digital compression and new distributors in the cable marketplace may have the effect of increasing competition for The Outdoor Channel, they also create tremendous potential for additional distribution for the network.

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

                  Year                Participants
                  ----                ------------
                  1991                     220
                  1992                     215
                  1993                     579
                  1994                     538
                  1995                     369
                  1996                     378
                  1997                     430
                  1998                     317
                  1999                     345
                  2000                     375
                  2001                     395

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

EMPLOYEES

         As of December 31, 2001, the Company, not including The Outdoor Channel, had a total of 30 employees of which 28 were full time. The Outdoor Channel had a total of 46 employees all of which were full time. The Company also engages the services of additional employees during the Alaskan trip offered by the Trips Division. During 2001, the Company engaged the services of approximately eight such seasonal employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

INTELLECTUAL PROPERTY

         "The Outdoor Channel(R)" is a registered trademark of The Outdoor Channel, Inc.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Information with respect to the location and general character of Global's materially important properties is as follows.

CRIPPLE RIVER

         The Cripple River property consists of approximately 2,300 patented (*See definition of "patented," below) acres and is located in the Cape Nome area of Alaska which was the site of the 1900 Gold Rush. The Cripple River property is the principal destination of the "Alaska Trip" participants. It is the former location of a large historic gold mining operation. The Company has constructed over 130 rooms on the property for trip participants. Also, Global has constructed a chow hall, Saloon (non-alcoholic), general store, chapel, gold recovery plant, small commercial gold mining plant, drinking and wastewater treatment facilities and other buildings. In addition to recreational gold mining, the Cripple River property has excellent fishing including yearly runs of pink and silver salmon.

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

STANTON PROPERTY

         The Stanton property consists of 35 patented acres and is located approximately 50 miles northwest of Phoenix, Arizona. It is contiguous with 85 acres owned by an affiliated organization with which the Company has a mutual use agreement. Either on the Company's property or the other organization's property there are sanitary facilities, showers, club house, pool room, card room, library, kitchen area with sink, water and electric outlets, 70 sites for hookups and parking for several hundred self contained units. The camp's office is staffed with a caretaker. Gold is present throughout the property from surface to bedrock. Significant sanitary facility and other improvements were completed in 2001.

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

VEIN MOUNTAIN CAMP

         The Vein Mountain Camp, located in West Central North Carolina approximately 7 miles from the town of Marion, was acquired in February 1996. The Camp consists of 130 deeded acres located in the middle of North Carolina's Mother Lode. Between 1829 and 1830 seven pound nuggets were reported to have been taken from the property. During the same era a 28 pound nugget and 200 pound mass of gold and quartz were reported to have been taken within several miles of the property. There presently are some improvements to the property including two pole barns, outhouse, water well and telephone. Vein Mountain has a caretaker who lives on site. Future plans include bathrooms, showers, water and a clubhouse. Completion of some improvements is estimated in 1 to 2 years. There is camping for up to 250 self-contained recreational vehicles.

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

OCONEE CAMP

         The Oconee Camp, located in the northwest corner of South Carolina and just north of Walhalla, was acquired in June 1995. This camp consists of 120 acres of deeded property. Oconee is a primitive campground with minimal facilities including outhouse and telephones. Oconee has a caretaker who lives on site. Future plans include bathrooms, showers, water and a clubhouse. Completion of some improvements is estimated in 2 to 5 years and is subject to regulatory approval. No overnight camping is currently available at this site.

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


ITEM 3.  LEGAL PROCEEDINGS.

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company's annual meeting of shareholders was held on November 12, 2001.

(b) Perry T. Massie, Thomas H. Massie and Richard K. Dickson II were reelected directors of the Company.

(c) There were 4,281,577 votes for and 0 votes withheld in connection with the election of Perry T. Massie. There were 4,281,577 votes for and 0 votes withheld in connection with the election of Thomas H. Massie. There were 4,281,577 votes for and 0 votes withheld in connection with the election of Richard K. Dickson II.

(d)      Not Applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Global's Common Stock is listed for trading on the NASD's over the counter Bulletin Board under the trading symbol "GLRS." The following table sets forth for the quarters indicated the reported high and low closing sales prices.

                                                            High          Low
                                                            ----          ---

         2000           First Quarter                       4.25         3.38
                        Second Quarter                      4.50         2.88
                        Third Quarter                       3.94         2.62
                        Fourth Quarter                      4.69         3.00

         2001           First Quarter                       8.12         4.03
                        Second Quarter                      8.25         6.35
                        Third Quarter                      10.00         6.75
                        Fourth Quarter                     10.00         7.00

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

         In October 1991, February 1993, April 1994, November 1995, December 1996, December 1997 and May 1999, Global authorized paying a dividend in Common Stock to Global's Preferred Stockholders for the years 1991 through 1998. In January 2002, Global authorized paying a dividend in cash to Global's Preferred Stockholders for the years 1999 through 2001. No other dividends have been declared with respect to Global's common shares since inception. It is not likely Global will pay any cash dividends in the foreseeable future. Global intends to reinvest earnings, if any, in its operations.

         Global's Preferred Stock was issued as Convertible Exchangeable Preferred Stock. The Preferred Stockholders had the right, at any time, to convert their Preferred Stock to Common Stock and, conversely, Global had the right, at any time after March 31, 1991, to exchange the Preferred Stock for Common Stock. On February 20, 2002, Global called its Preferred Stock for exchange. Each share of Preferred Stock is exchangeable for one share of Common Stock. The exchange was effective on approximately March 25, 2002, at which time all the outstanding Preferred Stock is deemed exchanged for Common Stock. Immediately before the Preferred Stock was called for exchange there were 58,725 shares of Preferred Stock outstanding. After the exchange is effective, there will be no Preferred Stock outstanding and an additional 58,725 shares of Common Stock outstanding.

         As of December 31, 2001, Global had 991 shareholders of record of its Common Stock and 187 shareholders of record of its Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information includes forward-looking statements, the realization of which may be impacted by certain factors discussed in Item I.

GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with approximately 6,000 members and properties in California, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 34,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. Prior to being a wholly-owned subsidiary of the Company, GPAA was an affiliated company which owned The Outdoor Channel. The Company acquired 100% of the stock of GPAA in February 1995. The Company's Trips Division sponsors unique recreational prospecting trips to the historic Mother Lode area of California and to the Company's 2,300 acre camp, located 11 miles west of Nome, Alaska.

         The Company has been selling its GPAA club memberships since its incorporation in 1984. From 1968 to 1984, GPAA memberships were sold by the proprietorship owned by the Company's founders. GPAA membership sales took a marked upswing in 1992 in conjunction with the airing of the "Gold Prospector Show," a show the Company has owned and produced since 1990. During 1992, the "Gold Prospector Show" was broadcast on various television and cable channels, for which the Company purchased air time. In 1993, GPAA launched The Outdoor Channel and, since then, broadcasts of the "Gold Prospector Show" and related sales of GPAA memberships have occurred almost exclusively on The Outdoor Channel. The Company intends that The Outdoor Channel be used as a primary vehicle to promote the Company's services and products and anticipates that it will be a factor in the future growth of GPAA, Lost Dutchman's and the Trips Division. In that regard, the Company entered into a long term contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty, sixty second advertising spots per week.

         Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many other channels, it has, to date, achieved full visibility in the cable industry. The Outdoor Channel is committed to converting visibility for the Channel's programming into greater distribution into cable and direct broadcast satellite ("DBS") households. Greater distribution will allow The Outdoor Channel to charge higher advertising rates, command higher subscriber fees from cable and DBS affiliates, attract more advertisers and receive greater revenues for the Company's products.

         To accomplish the objective of obtaining increased distribution, the Channel seeks to sign national carriage agreements with multiple cable system operators ("MSOs") and DBS systems and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel are broad based and are not limited to areas where there are the greatest number of outdoor enthusiasts.

         As of March 1, 2002, The Outdoor Channel has carriage on approximately 3,800 affiliated cable systems representing a potential of approximately 33 million households, of which, the Channel has approximately 11.7 million subscribers. The Channel is also available to approximately 7 million DBS households, of which the channel has approximately 2.4 million subscribers. In addition, the Channel is available, unscrambled, on C-Band satellite with approximately 1.5 million households. The Outdoor Channel is not dependent on one or a few MSOs due to the numerous different cable systems carrying The Outdoor Channel. The Outdoor Channel has affiliation agreements with most of the top 100 MSOs representing approximately 50 million potential households. The Channel's list of affiliates includes AT&T, Time-Warner and Comcast, the three largest cable operators in the country. In fact the Channel has affiliation agreement with all of the top 10 nationally distributed MSOs. The Company believes that it will be able to enter into more agreements with local operators in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. This expansion is being greatly assisted by the significant expansion of digital cable whereby operators are able to add more channels to the same bandwidth. In addition, the Company intends to continue its promotional activities, such as attending regional and local cable trade shows and advertising in trade magazines in order to increase cable industry awareness of The Outdoor Channel. The Outdoor Channel is continuing its consumer awareness campaign whereby it has taken out full-page advertisements in selected magazines with a traditional outdoor focus.

         In 1999, The Outdoor Channel launched on an a la carte basis (i.e. stand alone) with EchoStar Satellite Corporation's ("EchoStar") Dish Network. In 2000, The Outdoor Channel was launched on the Dish Network's America's Top 150 package. EchoStar is the second largest DBS distributor in the U.S. with approximately 7.0 million subscribers. Through February 2002, there were approximately 2.4 million subscribers to The Outdoor Channel on the Dish Network. The Outdoor Channel is currently negotiating the renewal of its affiliation agreement with EchoStar which expired in December 2001. The Channel is allowing The Outdoor Channel to be carried on the Dish Network pursuant to an understanding that there will be a renewal of the affiliation agreement. The Outdoor Channel is in active negotiations with DirecTV which is the largest DBS distributor in the United States.

         The Company owns approximately 84% of The Outdoor Channel. In the event all outstanding options to purchase Common Stock in the Channel were exercised, as of March 25, 2002, the Company would own approximately 68% of The Outdoor Channel (See Note 8 to the Consolidated Financial Statements).

         In April 2001, the press noted that ESPN may launch an outdoor network thereby adding a well connected competitor to The Outdoor Channel's niche. The Outdoor Channel will continue to explore strategic partners and other strategic alternatives such as an investment from a larger entity in its industry to bolster its growth and enhance value. In August 2001, the Company retained Bear Stearns & Company, Inc., a Wall Street investment bank, to assist in this process.

         In January 2002, The Outdoor Channel signed a national affiliation agreement with Comcast Corporation, the third largest MSO in the United States with approximately 8 million subscribers and renewed its affiliation agreement with the National Cable Television Cooperative, which is an association of small to mid-size cable operators representing approximately 13 million households.

         In January 2002, the Company retired the remaining balance due on its Stanton, Arizona property of approximately $38,000. The Company owns all its other properties free and clear of any mortgages, except the Junction Bar Placer property on which it owes approximately $33,000.

         The Company's Common Stock is traded on the NASD's over the counter Bulletin Board under trading symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including numerous Internet sites such as America On Line, Yahoo Finance and cnbc.com.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

         REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips and Outings Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the year ended December 31, 2001 were $17,233,537, an increase of $3,350,415 or 24%, compared to revenues of $13,883,122 for the year ended December 31, 2000. This increase was primarily the result of an increase in advertising revenues and subscriber fees. Advertising revenues increased substantially to $8,644,609 for the year ended December 31, 2001 compared to $6,848,782 for the year ended December 31, 2000, due primarily to an increase in advertising revenue at The Outdoor Channel. Subscriber fees increased significantly to $3,873,902 for the year ended December 31, 2001 compared to $2,826,050 for the year ended December 31, 2000, due primarily to the increase in subscriber fees to The Outdoor Channel from a cross section of MSOs. Membership services increased notably to $3,793,660 for the year ended December 31, 2001, compared to $3,331,233 for the year ended December 31, 2000, which the Company believes is due primarily to the increased number of persons exposed to the Company's products and services on The Outdoor Channel. Revenues from the trips and outings increased to $921,366 for the year ended December 31, 2001 compared to $877,057 for the year ended December 31, 2000 for the same reason membership services revenue increased.

         EXPENSES. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses, bad debts and general overhead. Expenses for the year ended December 31, 2001 were $15,550,268, a significant increase of $3,910,012 or 34%, compared to $11,640,256 for the year ended December 31, 2000. This increase in expenses was due to the several factors. Selling, general and administrative expenses increased substantially to $8,850,853 for the year ended December 31, 2001, compared to $6,474,432 for the year ended December 31, 2000. This increase was due primarily to overall growth at The Outdoor Channel which, among other items, resulted in significant increases in personnel related costs including bonuses and a 401(k) plan. Bad debts expense increased by a very large amount to $1,311,641 for the year ended December 31, 2001, compared to $250,641 for the year ended December 31, 2000, due primarily to the default of the Company's long form advertising wholesaler and to a lesser degree to several short form and producer customers. Advertising and programming expenses increased notably to $2,442,097 for the year ended December 31, 2001, compared to $1,765,460 for the year ended December 31, 2000. This increase was due primarily to the continuation of The Outdoor Channel's consumer and trade industry awareness campaigns. Satellite transmission fees remained nearly the same at $2,278,241 for the year ended December 31, 2001, compared to $2,160,860 for the year ended December 31, 2000, due to the stabilization of transponder and uplink costs for The Outdoor Channel. Trips and outings expenses decreased significantly to $667,436 for the year ended December 31, 2001, compared to $988,863 for the year ended December 31, 2000, due primarily to a change in allocation of advertising expenses for trips and outings.

         INCOME BEFORE INCOME TAX PROVISION (CREDIT) AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Income before income tax provision (credit) and minority interest as a percentage of revenues decreased to 10% for the year ended December 31, 2001, compared to 16% for the year ended December 31, 2000. This decrease was primarily due to expenses increasing 34% in the year ended December 31, 2001 compared to the year ended December 31, 2000, while revenues increased 24% for the same time periods.

         INCOME TAXES. The income tax provision for the year ended December 31, 2001, was $718,000 compared to a credit of $85,463 for the year ended December 31, 2000. This was due to the Company utilizing the remaining portion of its Federal net operating loss carryforwards in 2001.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

         REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips and Outings Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the year ended December 31, 2000 were $13,883,122, an increase of $4,906,680 or 55%, compared to revenues of $8,976,442 for the year ended December 31, 1999. This increase was primarily the result of an increase in advertising revenues and subscriber fees. Advertising revenues increased substantially to $6,848,782 for the year ended December 31, 2000 compared to $4,273,581 for the year ended December 31, 1999, due primarily to an increase in advertising revenue at The Outdoor Channel. Subscriber fees more than doubled to $2,826,050 for the year ended December 31, 2000 compared to $1,317,340 for the year ended December 31, 1999, due primarily to the increase in subscriber fees from the Dish Network by The Outdoor Channel. Membership services increased notably to $3,331,233 for the year ended December 31, 2000, compared to $2,611,605 for the year ended December 31, 1999, which the Company believes is due primarily to the increased number of persons exposed to the Company's products and services on The Outdoor Channel. Revenues from the trips and outings increased substantially to $877,057 for the year ended December 31, 2000 compared to $773,916 for the year ended December 31, 1999 for the same reason membership services revenue increased.

         EXPENSES. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the year ended December 31, 2000 were $11,640,256, a significant increase of $3,457,473, or 42%, compared to $8,182,783 for the year ended December 31, 1999. This substantial increase in expenses was due to the several factors. Selling, general and administrative expenses increased substantially to $6,474,432 for the year ended December 31, 2000, compared to $5,185,741 for the year ended December 31, 1999. This increase was due primarily to the expansion of The Outdoor Channel and related increases in such areas as marketing and personnel. Advertising and programming expenses increased substantially to $1,765,460 for the year ended December 31, 2000, compared to $450,672 for the year ended December 31, 1999. This increase was due primarily to The Outdoor Channel's consumer and trade industry awareness campaigns. Satellite transmission fees remained nearly the same at $2,160,860 for the year ended December 31, 2000, compared to $2,062,403 for the year ended December 31, 1999, due to the stabilization of transponder and uplink costs for The Outdoor Channel. Trips and outings expenses increased significantly to $988,863 for the year ended December 31, 2000, compared to $483,967 for the year ended December 31, 1999, due primarily to increased participation on the Alaska trip.

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Income before credit for income taxes and minority interest as a percentage of revenues increased to 16% for the year ended December 31, 2000 compared to 11% for the year ended December 31, 1999. Certain components of this percentage changed significantly. Income from operations was $2,242,866 for year ended December 31, 2000 compared to $793,659 for the year ended December 31, 1999. On the other hand, gain on the sale of common stock of subsidiary decreased significantly to $106,906 for the year ended December 31, 2000, compared to $408,860 for the year ended December 31, 1999, due to The Outdoor Channel closing its private placement on March 5, 1999.

         INCOME TAXES. The income tax credit for the year ended December 31, 2000, was $85,463 compared to $1,086,550 for the year ended December 31, 1999. This was due to the Company utilizing the majority portion of its income tax credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company provided cash from operations of $1,661,608 in 2001, compared to providing cash from operations of $2,224,425 in 2000 and had a cash and cash equivalents balance of $2,574,429 at December 31, 2001, which was an increase of $729,980 from the balance of $1,844,449 at December 31, 2000. Current assets were similar at $5,237,545 in 2001 compared to $5,021,182 in 2000. Current liabilities increased to $1,648,829 for 2001 compared to $1,273,482 for 2000, due primarily to loans of approximately $313,000 from a major stockholder becoming current. Net working capital was similar at $3,588,716 in 2001, compared to $3,747,700 in 2000. Total liabilities decreased to $4,386,890 for 2001 compared to $5,050,608 for 2000.

         In 2001, the Company generated an operating profit of $1,683,269 compared to an operating profit of $2,242,866 in 2000. From 2000 through the present, the Company has financed its activities primarily from cash flows from operations.

         As of December 31, 2001, the Company had a note in the amount of $284,375 payable to a bank outstanding at an effective interest rate of 5.75%. This note is secured by substantially all of the Company's assets and is personally guaranteed by Perry T. Massie, Thomas H. Massie and Wilma M. Massie. As of December 31, 2001, the Company had notes in the amount of $435,234 payable to Wilma M. Massie at interest rates from 9.5% to 10%. These notes are unsecured.

         As of December 31, 2001, the Company had two notes payable to unaffiliated individuals, with balances outstanding as of that date of $40,677 and $32,615. The notes bear interest rates that range from 7.5% to 9.5%, are due in January 2002 and August 2002, respectively, and are secured by the properties to which they relate.

         As of March 2002, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is generating cash flow in excess of its short-term cash flow requirements and is continuing the trend of increased revenues. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated increased levels through January 1, 2003. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present stockholders as a result of any such financing. At the current level of operations, the Company is retiring some existing debt and is planning modest improvements to some of its properties.


ITEM 7.  FINANCIAL STATEMENTS

         Following are consolidated financial statements of the registrant for the years ended December 31, 2001 and 2000.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS......................................22

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2000........................23

CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED
    DECEMBER 31, 2001 AND 2000................................................24

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 31, 2001 AND 2000....................................25

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED
    DECEMBER 31, 2001 AND 2000................................................26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................27-57

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders and Board of Directors
    Global Outdoors, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of GLOBAL OUTDOORS, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Outdoors, Inc. and Subsidiaries as of December 31, 2001 and 2000, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                      J.H. COHN LLP


San Diego, California
February 22, 2002

                                  GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 31, 2001 AND 2000

                                                                                  2001           2000
                                                                              ------------   ------------
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                                $ 2,574,429    $ 1,844,449
     Accounts receivable, net of allowance for doubtful
         accounts of $182,170 and $206,766                                      1,581,272      1,613,167
     Inventories                                                                   76,110        116,957
     Deferred tax assets, net                                                     840,813      1,387,230
     Receivable from stockholders                                                  62,007         35,421
     Other current assets                                                         102,914         23,958
                                                                              ------------   ------------
              Total current assets                                              5,237,545      5,021,182
                                                                              ------------   ------------
Property, plant and equipment, at cost, net:
     Membership recreational mining properties                                  1,353,278      1,378,611
     Alaska recreational mining properties                                      1,098,475      1,194,880
     Outdoor Channel equipment and improvements                                   711,138        670,084
     Other equipment and leasehold improvements                                   598,731        388,361
                                                                              ------------   ------------
              Property, plant and equipment, net                                3,761,622      3,631,936
                                                                              ------------   ------------

Trademark, net of accumulated amortization of $71,938 and $57,357                 146,785        161,365
Deferred tax assets, net                                                           26,563
Deposits and other assets                                                          41,629         84,775
                                                                              ------------   ------------
              Totals                                                          $ 9,214,144    $ 8,899,258
                                                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                                    $ 1,102,492    $ 1,068,933
     Current portion of notes and capital lease obligations                       233,282        128,290
     Current portion of stockholder loans                                         313,055         76,259
                                                                              ------------   ------------
              Total current liabilities                                         1,648,829      1,273,482
                                                                              ------------   ------------
Stockholder loans, net of current portion                                         236,826        613,594
Other notes and capital lease obligations, net of current portion                 357,665        467,747
Deferred revenue                                                                1,309,560      1,802,555
Deferred satellite rent obligations                                               516,260        584,480
Deferred compensation                                                             317,750        308,750
                                                                              ------------   ------------
              Total liabilities                                                 4,386,890      5,050,608
                                                                              ------------   ------------
Minority interest in subsidiary                                                   811,965        631,183
                                                                              ------------   ------------
Commitments and contingencies
Stockholders' equity:
     Convertible preferred stock, nonvoting, 10% noncumulative, no liquidation preference, $.001 par value; 10,000,000 shares
         authorized; 58,725 and 60,675 shares issued and outstanding                   59             61
     Common stock, $.02 par value; 50,000,000 shares authorized;
         5,281,523 and 5,274,073 shares issued and outstanding                    105,630        105,481
Common stock subscriptions receivable                                            (221,250)      (221,250)
Treasury stock, at cost; 63,500 and 47,000 shares                                (289,532)      (189,466)
Additional paid-in capital                                                      3,516,125      3,429,272
Retained earnings                                                                 904,257         93,369
                                                                              ------------   ------------
              Total stockholders' equity                                        4,015,289      3,217,467
                                                                              ------------   ------------
              Totals                                                          $ 9,214,144    $ 8,899,258
                                                                              ============   ============

See Notes to Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                         2001            2000
                                                                    -------------   -------------
Revenues:
     Advertising                                                    $  8,644,609    $  6,848,782
     Subscriber fees                                                   3,873,902       2,826,050
     Membership services                                               3,793,660       3,331,233
     Trips and outings                                                   921,366         877,057
                                                                    -------------   -------------

              Total revenues                                          17,233,537      13,883,122
                                                                    -------------   -------------

Expenses:
     Satellite transmission fees                                       2,278,241       2,160,860
     Advertising and programming                                       2,442,097       1,765,460
     Trips and outings                                                   667,436         988,863
     Bad debts expense                                                 1,311,641         250,641
     Selling, general and administrative                               8,850,853       6,474,432
                                                                    -------------   -------------

              Total expenses                                          15,550,268      11,640,256
                                                                    -------------   -------------

Income from operations                                                 1,683,269       2,242,866

Other income (expense):
     Gain on sale or issuance of common stock of subsidiary                              106,906
     Interest expense                                                   (126,507)       (175,268)
     Interest income                                                     152,908          72,370
                                                                    -------------   -------------

Income before income tax provision (credit) and minority interest      1,709,670       2,246,874

Income tax provision (credit)                                            718,000         (85,463)
                                                                    -------------   -------------

Income before minority interest                                          991,670       2,332,337

Minority interest in net income of consolidated subsidiary               180,782         224,301
                                                                    -------------   -------------

Net income                                                          $    810,888    $  2,108,036
                                                                    =============   =============

Earnings per common share:
     Basic                                                          $        .16    $        .40
                                                                    =============   =============
     Diluted                                                        $        .14    $        .38
                                                                    =============   =============

Weighted average number of common shares outstanding:
     Basic                                                             5,228,499       5,261,643
                                                                    =============   =============
     Diluted                                                           5,704,287       5,531,201
                                                                    =============   =============

See Notes to Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                              Convertible Preferred                              Common
                                      Stock                  Common Stock        Stock
                             -----------------------   ---------------------- Subscriptions
                              Shares        Amount       Shares      Amount    Receivable
                             ----------   ----------   ----------  ----------  ----------
Balance, January 1, 2000        60,675    $      61    5,266,073   $ 105,321   $(221,250)

Common stock
    issued for services                                    8,000         160

Subsidiary investment
    in parent

Net income
                             ----------   ----------   ----------  ----------  ----------
Balance, December 31,
    2000                        60,675           61    5,274,073     105,481    (221,250)

Subsidiary investment
    in parent

Common stock
    issued for services                                    3,000          60

Common stock
    issued for purchase of
    inventory                                              2,500          50

Conversion of preferred
    stock to common
    stock                       (1,950)          (2)       1,950          39

Stock option
    compensation expense

Net income
                             ----------   ----------   ----------  ----------  ----------
Balance, December 31,
    2001                        58,725    $      59    5,281,523   $ 105,630   $(221,250)
                             ==========   ==========   ==========  ==========  ==========

(CONTINUED)

                                                             Retained
                                             Additional      Earnings
                              Treasury        Paid-in      (Accumulated
                                Stock         Capital         Deficit)        Total
                             ------------   ------------   ------------   ------------
Balance, January 1, 2000                    $ 3,360,195    $(2,014,667)   $ 1,229,660

Common stock
    issued for services                          69,077                        69,237

Subsidiary investment
    in parent                $  (189,466)                                    (189,466)

Net income                                                   2,108,036      2,108,036
                             ------------   ------------   ------------   ------------
Balance, December 31,
    2000                        (189,466)     3,429,272         93,369      3,217,467

Subsidiary investment
    in parent                   (100,066)                                    (100,066)

Common stock
    issued for services                          11,940                        12,000

Common stock
    issued for purchase of
    inventory                                    18,700                        18,750

Conversion of preferred
    stock to common
    stock                                           (37)

Stock option
    compensation expense                         56,250                        56,250

Net income                                                     810,888        810,888
                             ------------   ------------   ------------   ------------
Balance, December 31,
    2001                     $  (289,532)   $ 3,516,125    $   904,257    $ 4,015,289
                             ============   ============   ============   ============


See Notes to Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                              2001           2000
                                                                          ------------   ------------
Operating activities:
   Net income                                                             $   810,888    $ 2,108,036
   Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                          571,394        506,322
       Provision for doubtful accounts                                      1,311,641        250,641
       Common stock issued for services                                        12,000         32,000
       Stock option compensation expense                                       56,250         37,237
       Deferred tax provision (credit)                                        519,854        (85,463)
       Interest on stock subscription receivable                              (26,586)       (17,721)
       Minority interest in net income of consolidated subsidiary             180,782        224,301
       Common stock of subsidiary issued for services                                         16,356
   Cash supplied (used) by changes in operating assets and liabilities:
       Accounts receivable                                                 (1,279,746)      (898,437)
       Inventories                                                             59,597        (62,147)
       Other current assets                                                   (78,956)      (224,140)
       Deposits and other assets                                               43,146          4,287
       Accounts payable and accrued expenses                                   33,559        381,287
       Deferred revenue                                                      (492,995)       (15,913)
       Deferred satellite rent obligations                                    (68,220)       (40,220)
       Deferred compensation                                                    9,000          7,999
                                                                          ------------   ------------
                Net cash provided by operating activities                   1,661,608      2,224,425
                                                                          ------------   ------------
Investing activities:
       Purchases of property, plant and equipment                            (471,500)      (578,219)
                                                                          -----------    -----------
                Net cash used in investing activities                        (471,500)      (578,219)
                                                                          ------------   ------------
Financing activities:
       Principal payments on long-term debt and capital leases               (220,090)      (614,859)
       Net proceeds from (payments of) stockholder loans                     (139,972)       252,217
       Purchases of treasury stock                                           (100,066)      (189,466)
                                                                          ------------   ------------
                Net cash used in financing activities                        (460,128)      (552,108)
                                                                          ------------   ------------
Net increase in cash and cash equivalents                                     729,980      1,094,098
Cash and cash equivalents, beginning of year                                1,844,449        750,351
                                                                          ------------   ------------
Cash and cash equivalents, end of year                                    $ 2,574,429    $ 1,844,449
                                                                          ============   ============
Supplemental disclosures of cash flow information:
       Interest paid                                                      $   102,500    $   140,158
                                                                          ============   ============
       Income taxes paid                                                  $   412,000
                                                                          ============
Supplemental disclosures of noncash investing and financing activities:
       Acquisition of equipment under capital lease obligations           $   215,000    $    20,808
                                                                          ============   ============
       Common stock issued for purchases of inventory                     $    18,750
                                                                          ============

See Notes to Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

DESCRIPTION OF OPERATIONS

         Global Outdoors, Inc. ("Global Outdoors" or the "Parent") was incorporated under the laws of the State of Alaska on October 22, 1984. Global Outdoors earns revenues from the sale of memberships in The Gold Prospectors Association of America, Inc. ("GPAA"), from advertisements in its bi-monthly magazine, THE GOLD PROSPECTOR, from merchandise sales and from sponsored outings to prospect for gold. GPAA also operates gold prospecting trade shows and conventions from which it derives revenue from admissions and booth rentals and sells recreational gold prospecting-related merchandise.

         Other business activities of Global Outdoors consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Cripple River property located near Nome, Alaska, and the sale of memberships in the Lost Dutchman's Association, Inc. ("LDMA-AU") which entitle members to engage in recreational prospecting on its California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. Global Outdoors has also signed an agreement with another organization for the mutual use of recreational mining properties.

         Global Outdoors also owns a majority interest (84% at December 31, 2001 and 2000) in The Outdoor Channel, Inc. ("The Outdoor Channel"), a national television network devoted to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Outdoor Channel was incorporated under the laws of the State of Nevada in 1990 under the name Gold News Network, Inc. In 1996, the incorporated name was changed to its present name.


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

ADVERTISING

         The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $2,442,097 and $1,765,460 in 2001 and 2000, respectively.

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONCLUDED)

         Advertising revenues for the Outdoor Channel are recognized when the advertisement is aired. Advertising revenues from advertisements in the Company's bi-monthly magazine is recognized when the magazine is distributed.

         Revenues from the "Alaska trip" are recognized when trips are taken in June through August each year. Revenues from outings and gold shows are recognized at the time of the event.

INCOME TAXES

         The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). Under SFAS 121, the impairment of long-lived assets, such as property and equipment and intangible assets, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company did not record any charges for the impairment of long-lived assets in 2001 or 2000.

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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONCLUDED)

         The computation of diluted earnings per share for 2001 and 2000 takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock.

         The following table reconciles the weighted average common shares outstanding for basic earnings per share to the weighted average common shares outstanding for diluted earnings per share in 2001 and 2000:

                                                                    2001        2000
                                                                 ----------  ----------
                                                                   Shares      Shares
                                                                 ----------  ----------

Weighted average common shares outstanding                       5,228,499   5,261,643
Dilutive effect of potential common shares
  issuable upon conversion of preferred stock                       58,725      60,675
Dilutive effect of potential common shares
  Issuable upon exercise of stock options and warrants,
  as adjusted for the application of the treasury stock method     417,063     208,883
                                                                 ----------  ----------

Diluted weighted average common shares outstanding               5,704,287   5,531,201
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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

SALE OR ISSUANCE OF STOCK BY SUBSIDIARY

         The Company recognizes non-operating gains from sales or issuances of common stock by its subsidiaries directly to third parties where the Company's ownership percentage in the subsidiaries is reduced by the issuance of such stock and the amount received per share is more than the Company's carrying amount per share.

RECLASSIFICATIONS

         Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentations.

NOTE 3 - REVENUE TO BE EARNED UPON COLLECTION

         As of December 31, 2001, scheduled payments to be recognized as revenue, assuming such amounts are collected in future years from existing LDMA-AU sales contracts, are as follows:

                         Year Ending
                        December 31,                                  Amount
                    ----------------------                         ------------

                      2002                                         $ 1,410,600
                      2003                                           1,169,831
                      2004                                             858,161
                      2005                                             766,894
                      2006                                             640,920
                      Thereafter                                       696,230
                                                                   ------------
                            Total                                  $ 5,542,636
                                                                   ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2001 and 2000 consist of the following:

                                                          2001            2000
                                                       ------------   ------------
      Membership recreational mining properties:
           Land                                        $   926,377    $   926,377
           Equipment                                        23,706         22,043
           Buildings and improvements                      533,989        516,089
                                                       ------------   ------------
                                                         1,484,072      1,464,509

      Less accumulated depreciation and amortization      (130,794)       (85,898)
                                                       ------------   ------------

               Subtotals                                 1,353,278      1,378,611
                                                       ------------   ------------

      Alaska recreational mining properties:
           Land                                          1,129,773      1,129,773
           Buildings and improvements                      493,954        482,829
           Furniture and fixtures                            1,184
           Vehicles and equipment                        1,213,229      1,082,706
                                                       ------------   ------------
                                                         2,838,140      2,695,308

      Less accumulated depreciation and amortization    (1,739,665)    (1,500,428)
                                                       ------------   ------------

               Subtotals                                 1,098,475      1,194,880
                                                       ------------   ------------

      Outdoor Channel:
           Equipment                                     1,319,944      1,144,556
           Furniture and fixtures                          174,658        112,701
           Leasehold improvements                           80,238         59,880
                                                       ------------   ------------
                                                         1,574,840      1,317,137

      Less accumulated depreciation and amortization      (863,702)      (647,053)
                                                       ------------   ------------

               Subtotals                                   711,138        670,084
                                                       ------------   ------------

      Other equipment and leasehold improvements:
           Furniture and fixtures                           37,774         36,924
           Equipment                                       622,369        359,962
           Vehicles                                        201,533        201,533
           Leasehold improvements                           51,487         48,342
                                                       ------------   ------------
                                                           913,163        646,761

      Less accumulated depreciation and amortization      (314,432)      (258,400)
                                                       ------------   ------------

               Subtotals                                   598,731        388,361
                                                       ------------   ------------

               Totals                                  $ 3,761,622    $ 3,631,936
                                                       ============   ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

         Long-term debt (including capital lease obligations) at December 31, 2001 and 2000 consists of the following:

                                                                                   2001        2000
                                                                               -----------  -----------
Note payable to a bank, collateralized by substantially all of the Company's   $  284,375   $  200,000
      assets, guaranteed by three major stockholders, with interest due monthly at the prime rate plus 1.00% and 3.125% (an effective rate of
      5.75% and 11.625% at December 31, 2001 and 2000, respectively), due
      March 2005
Notes payable to individuals, collateralized by deed of trust, payable in monthly installments of $811 including interest at 8.5%, balance due
      January 2002                                                                 40,677       90,839
Note payable to an individual, collateralized by first deed of trust on land, payable in monthly installments of $746 including interest at
      9.5%, balance due August 2002                                                32,615       37,334
Note payable to the major stockholder, collateralized by a motor home,
      payable at $520 per month including interest at 9%                           44,553       46,502
Note payable to the major stockholder, collateralized by print equipment,
      payable at $5,000 per month including interest at 10%                        70,094
Notes payable to two major stockholders, maturing in December 2002 and April
      30, 2003 and bears interest from 9.5% to 10%                                435,234      643,351
Note payable to a finance company, collateralized by a vehicle, payable in
      monthly installments of $564 including interest at 10.3%                                   2,670
Note payable to a finance company collateralized by a trailer, payable in
      monthly installments of $354 including interest at 9%                         4,715        8,337
Note payable to finance company, collateralized by equipment, payable in
      monthly installments of $670 including interest at 7.9%                      10,095       16,472
Note payable to finance company, collateralized by a vehicle  payable in
      monthly installments of $680 including interest at 8.9%                      23,251       29,197
Note payable to a finance company, collateralized by a vehicle payable in
      monthly installments of $656 including interest at 9.5%                      16,975       22,408
                                                                               -----------  -----------
Total notes payable                                                               962,584    1,097,110
Capital lease obligations (see Note 6)                                            178,244      188,780
                                                                               -----------  -----------
Totals                                                                          1,140,828    1,285,890
Less current maturities                                                           546,337      204,549
                                                                               -----------  -----------
Long-term debt                                                                 $  594,491   $1,081,341
                                                                               ===========  ===========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT (CONCLUDED)

         The aggregate principal payments of long-term notes and capital lease obligations in years subsequent to December 31, 2001 are as follows:

                     Year Ending
                     December 31,                     Amount
                    -------------                   -----------

                       2002                         $  546,337
                       2003                            389,081
                       2004                            144,538
                       2005                             51,446
                       2006                              9,426
                                                    -----------
                             Total                  $1,140,828
                                                    ===========

         Interest expense on stockholder loans aggregated $ 51,834 and $74,506 in 2001 and 2000, respectively.

BANK LINE OF CREDIT

         On January 30, 2001, the Company entered into several revolving line of credit agreements with a bank. The total amount which can be drawn upon is $1,100,000 with a standby letter of credit for $140,000 issued under the line of credit. The revolvers have various interest rates ranging from .5% to 1% above the USB's reference rate and expire on various dates through March 1, 2005. As of December 31, 2001, the Company had an outstanding balance of $284,375 on one of its revolving lines of credit.

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

         The Company leases its office space from a stockholder under a lease which required annual rental payments of $179,600 and $140,111 during 2001 and 2000, respectively. The lease was scheduled to expire on December 31, 2001. In November 2001, the Company renegotiated certain provisions of the lease. As a result, the Company will be leasing additional space, and its monthly rental payments will increase to approximately $19,800 per month with a slight increase over the remainder of its term. The lease expires on December 31, 2003.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS (CONCLUDED)

OPERATING LEASES (CONCLUDED)

         Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2001 are as follows:

                      Year Ending
                      December 31,                      Amount
                     --------------                 -------------

                       2002                         $  2,218,000
                       2003                            2,225,000
                       2004                            1,840,000
                       2005                            1,560,000
                       2006                            1,560,000
                       Thereafter                      6,270,000
                                                    -------------
                             Total                  $ 15,673,000
                                                    =============

CAPITAL LEASES

         The Company leases certain equipment under capital leases which expire on various dates through 2006. At December 31, 2001, the Company's future minimum lease payments are as follows:

                             Year Ending
                             December 31,                               Amount
               ---------------------------------------------          ----------

                  2002                                                $  65,583
                  2003                                                   59,491
                  2004                                                   52,378
                  2005                                                   29,790
                  2006                                                    9,686
                                                                      ----------
                                                                        216,928
                  Less amount representing interest at rates
                  ranging from 11% to 21.7%                              38,684
                                                                      ----------

                  Present value of minimum lease payments               178,244

                  Less current portion                                  (47,695)
                                                                      ----------

                  Long-term portion                                   $ 130,549
                                                                      ==========

         The current and long-term portions of capital lease obligations are included in notes and capital lease obligations in the accompanying consolidated balance sheets (see Note 5).

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

         The components of the net income tax provision (benefit) for the years ended December 31, 2001 and 2000 are as follows:


                                                        2001             2000
                                                     ----------       ----------
      Current:
           Federal                                   $  74,428        $  47,882
           State                                       123,718          167,335
                                                     ----------       ----------
               Total current                           198,146          215,217
                                                     ----------       ----------
      Deferred:
           Federal                                     476,825          (74,583)
           State                                        43,029         (226,097)
                                                     ----------       ----------
               Total deferred                          519,854         (300,680)
                                                     ----------       ----------

               Totals                                $ 718,000        $ (85,463)
                                                     ==========       ==========

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                          2001         2000
                                                      ------------  ------------
      Deferred tax assets:
           Deferred compensation                      $   175,218   $   175,637
           Net operating loss carryforwards                             312,045
           Deferred revenues                              393,072       600,208
           Deferred rent                                  221,165       250,391
           Current state taxes                             42,113        56,350
           Bad debts                                       78,042        88,578
           Interest on shareholder loans                   42,885        31,840
           Other                                           26,469        23,022
                                                      ------------  ------------
                                                          978,964     1,538,071
                                                      ------------  ------------

      Deferred tax liabilities:
           Deferred state taxes                           (62,275)      (76,874)
           Cash basis of accounting for income taxes      (49,313)      (73,967)
                                                      ------------  ------------
                                                         (111,588)     (150,841)
                                                      ------------  ------------

      Deferred tax assets, net                        $   867,376   $ 1,387,230
                                                      ============  ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (CONCLUDED)

         The provision (credit) for income taxes reflected in the accompanying consolidated statements of income are different than those computed based on the applicable statutory Federal income tax rate of 34% in 2001 and 2000 as shown below:

                                                                   2001        2000
                                                                ----------  ----------
    Federal income tax provision at statutory income tax rate   $ 581,286   $ 740,249

    Effect of reduction in valuation allowance                               (571,200)

    Effect of reduction in valuation allowance for
         utilization of net operating loss carryforwards                     (263,611)
    Alternative minimum tax                                                    47,882
    Other                                                          26,627
    State taxes, net of Federal benefit                           110,087     (38,783)
                                                                ----------  ----------

    Provision (credit) for income taxes                         $ 718,000   $ (85,463)
                                                                ==========  ==========

NOTE 8 - EQUITY TRANSACTION

CONVERTIBLE PREFERRED STOCK


         Each share of preferred stock is convertible into one share of common stock of the Company. Accordingly, there were 58,725 and 60,675 shares of the Company's common stock at December 31, 2001 and 2000 reserved for issuance on the conversion of the outstanding preferred shares.

         On January 2002, the Company declared dividends on preferred stock for the years 2001, 2000 and 1999. The total amount of dividends paid amounted to approximately $90,000 and were paid on February 19, 2002.


ISSUANCES OF COMMON STOCK BY THE COMPANY

         During 2001 and 2000, the Company issued 3,000 shares of its common stock for services rendered and recorded $12,000 as expense.

         During 2001, the Company issued 2,500 shares of its common stock for the purchase of inventory items.

         During 2000, the Company also issued 5,000 shares of its common stock to employees for bonuses of $20,000, which amount has been charged to selling, general and administrative expense in the accompanying 2000 consolidated statement of income.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

COMMON STOCK SUBSCRIPTIONS RECEIVABLE BY THE COMPANY

         On June 22, 1993, certain stockholders and other individuals exercised stock options for the purchase of a total of 104,069 shares of common stock. In connection therewith, these individuals issued promissory notes to the Company whereby they are obligated to pay a total of $221,250, plus interest at 4% per annum, on June 30, 1999. The due date for the payment of these notes has been extended until June 30, 2002.

THE COMPANY'S STOCK OPTION PLANS

         The Company has three stock option plans: Stock Option Plan 1 ("Plan 1"), Stock Option Plan 2 ("Plan 2") and the 1995 Stock Option Plan (the "1995 Plan"). It also grants stock options that are not covered under any of the stock option plans. A summary of the status of the Company's three stock option plans and the other options granted outside of the plans as of December 31, 2001 and 2000 and changes during the years then ended is presented in the table that follows:

                                               2001                   2000
                                      ---------------------  ---------------------
                                                  Weighted               Weighted
                                                  Average                 Average
                                                  Exercise               Exercise
                                        Shares     Price      Shares      Price
                                      ---------  ----------  ---------  ----------
Outstanding at beginning of year       678,000     $2.79      679,000     $2.78
Options granted                         56,000     $7.29       30,000     $4.00
Options canceled or expired            (36,550)    $3.56      (31,000)    $3.50
                                      ---------              ---------
Options outstanding at end of year     697,450     $3.12      678,000     $2.79
                                      =========              =========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

THE COMPANY'S STOCK OPTION PLANS (CONCLUDED)


                                                             2001              2000
                                                        ---------------   --------------

    Option price range at end of year                    $2.25 - $8.00     $2.25 - $4.00

    Options available for grant at end of year              202,550           222,000

    Weighted average fair value of options granted
         during the year                                     $4.35             $2.35


         The following table summarizes information about stock options outstanding at December 31, 2001, all of which are at fixed prices:

                                        Options                   Options
                                      Outstanding               Exercisable
                               ------------------------   ----------------------
                                Weighted
                                 Average     Weighted                   Weighted
   Range of                     Remaining     Average                    Average
   Exercise        Number      Contractual   Exercise       Number      Exercise
    Prices       Outstanding      Life         Price      Exercisable     Price
--------------   -----------   -----------   ----------   -----------   --------

$2.25 - $2.50       350,000     1.4 years       $2.33        350,000      $2.33

$3.00 - $3.25       196,000     2.3 years       $3.02        150,000      $3.03

$3.50 - $4.00       105,450     3.0 years       $3.79         56,450      $3.81

    $8.00            46,000     4.6 years       $8.00         11,500      $8.00
                 -----------                              -----------

                    697,450                                  567,950
                 ===========                              ===========

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

CHANGES IN OUTSTANDING OUTDOOR CHANNEL COMMON SHARES AND SHARES OWNED BY THE COMPANY

         The changes in the number of outstanding common shares of the Outdoor Channel and the changes in the number of shares and the percentage owned by the Company during 2001 and 2000 are summarized below:

                                            Outdoor
                                            Channel
                                             Common       Owned by the Company
                                             Shares     ------------------------
                                           Outstanding    Shares       Percent
                                           -----------  -----------  -----------

       Balance January 1, 2000             10,439,084    8,817,916           84%
                                                                     ===========

       Effects of shares issued in 2000:
                The Outdoor Channel (A)        84,936
                                           -----------  -----------

       Balance December 31, 2000 and 2001  10,524,020    8,817,916           84%
                                           ===========  ============ ===========


         The Company recorded gains from sales or issuance of common stock by the Outdoor Channel of $106,906 in 2000. It also recorded increases in minority interests as a result of such sales or issuance of $16,356 in 2000.

         In connection with the private placement memorandum, the Outdoor Channel authorized the issuance of 21,700 shares of common stock valued at $33,200 (or $1.50 per share) as a syndication fee. The 21,700 shares have not been issued as of December 31, 2001.

--------------------------------------

(A) During 2000, the Outdoor Channel issued 84,936 shares of Outdoor Channel common stock at prices ranging from $1.00 to $2.00 per share to board members, employees and consultants for services performed.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

THE OUTDOOR CHANNEL'S STOCK OPTION PLAN

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

         A summary of the status of the Outdoor Channel's stock option plan at December 31, 2001 and 2000 and changes during the years then ended is presented in the table below:

                                                     2001                      2000
                                            ----------------------   -----------------------
                                                          Weighted                  Weighted
                                              Shares      Average      Shares        Average
                                             or Price     Exercise    or Price      Exercise
                                            Per Share      Price      Per Share       Price
                                            -----------   --------   ------------   --------

Options outstanding at beginning of year     2,501,460     $1.55       2,501,460      $1.55

Options granted                                  8,000     $5.00

Options cancelled                               (4,460)    $2.00
                                            -----------              ------------

Options outstanding at end year              2,505,000     $1.60       2,501,460      $1.55
                                            ===========              ============

Option price range at end of year           $1.50-$5.00              $1.50-$2.50

Options available for grant at end of year     545,000                   548,540

Weighted average fair value of options
     granted during the year                     $1.11

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

THE OUTDOOR CHANNEL'S STOCK OPTION PLAN (CONCLUDED)

         The following table summarizes information about the Outdoor Channel's stock options outstanding at December 31, 2001, all of which are at fixed prices:

                                  Weighted Average
                                     Remaining
                                  Contractual Life        Number
    Exercise       Number            of Options         of Options
     Price       Outstanding        Outstanding         Exercisable
---------------  -----------  ------------------------  -----------

     $1.50        2,250,000          5.9 years           2,250,000

     $1.50           36,000   1 year after termination      36,000

     $2.50           11,000   1 year after termination      11,000

     $2.50          200,000          6.2 years             200,000

     $5.00            8,000          4.2 years               2,000
                 -----------                            -----------
                  2,505,000                              2,499,000
                 ===========                            ===========

ADDITIONAL REQUIRED DISCLOSURES RELATED TO THE STOCK OPTION PLANS OF THE COMPANY AND THE OUTDOOR CHANNEL

         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for the stock options granted by either the Company or the Outdoor Channel to their employees. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined in 2001 and 2000 based on the fair value at the grant date for all awards by the Company and the Outdoor Channel consistent with the provisions of SFAS 123 are set forth below.

                                                        2001            2000
                                                    -----------      -----------
             Net income:
                  As reported                       $  810,888       $2,108,036
                  Pro forma                         $  695,469       $1,867,452

             Basic earnings per share:
                  As reported                       $      .15       $      .40
                  Pro forma                         $      .13       $      .35

             Diluted earnings per common share:
                  As reported                       $      .14       $      .38
                  Pro forma                         $      .12       $      .34

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONCLUDED)

ADDITIONAL REQUIRED DISCLOSURES RELATED TO THE STOCK OPTION PLANS OF THE COMPANY AND THE OUTDOOR CHANNEL (CONCLUDED)

         The fair value of each option granted by the Company and The Outdoor Channel in 2001 and 2000 was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                                                   2001    2000
                                                                   -----   -----

         Risk-free interest rate                                   5.04%    6.3%
         Dividend yield                                               0%      0%
         Expected life of the option (years): The Company           4-5     1-5
                                              The Outdoor Channel     5
         Volatility factor                                           76%     72%


NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company has an agreement with a director, who is also one of its officers, pursuant to which it is compensating the officer at the rate of $10,000 per month for legal and certain other services. A portion of the compensation has to be paid each month in cash and the remainder is deferred. The deferred portion may be paid by the Company in cash or shares of the common stock of the Company and/or The Outdoor Channel at a future date, subject to the mutual agreement of the Company and the director. If they agree to payments in the form of shares, such payments shall be based on the market value of the shares at the time the services were rendered. Deferred compensation under the agreement totaled $317,750 and $308,750 as of December 31, 2001 and 2000,
         respectively. If the parties had agreed to the payment of the entire deferred compensation balance in the form of shares at December 31, 2001, the Company and The Outdoor Channel would have been required to issue 136,950 and 133,226 shares, respectively, to satisfy their obligations to the director as of that date.


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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION (CONCLUDED)

         Information with respect to these reportable business segments for the years ended December 31, 2001 and 2000 are as follows:

                                                                                Additions to
                                         Income                   Depreciation   Property,
                                         Before        Total          And        Plant and
                          Revenues    Income Taxes     Assets     Amortization  Improvements
                        ------------  ------------  ------------  ------------  ------------
2001
----
Trips and Outings       $   921,366   $   253,930   $ 3,124,974   $    49,855   $   162,395
The Outdoor Channel      12,155,083     1,376,478     4,852,683       224,088       257,702
Membership sales of
   recreational
   prospecting and
   mineral rights and
   merchandise sales      4,157,088        79,262     1,236,487       297,451       266,403
                        ------------  ------------  ------------  ------------  ------------

         Totals         $17,233,537   $ 1,709,670   $ 9,214,144   $   571,394   $   686,500
                        ============  ============  ============  ============  ============

2000
----
Trips and Outings       $   877,057   $   268,382   $ 2,962,579   $    25,011   $   114,536
The Outdoor Channel       9,294,644     1,959,458     4,197,493       211,843       363,819
Membership sales of
   recreational
   prospecting and
   mineral rights and
   merchandise sales      3,711,421        19,034     1,739,186       269,468        99,864
                        ------------  ------------  ------------  ------------  ------------

         Totals         $13,883,122   $ 2,246,874   $ 8,899,258   $   506,322   $   578,219
                        ============  ============  ============  ============  ============

         Intercompany sales amounted to $384,800 for the years ended December 31, 2001 and 2000.

         During 2001, one customer of the Outdoor Channel generated approximately 11% of total revenues. Accounts receivable from the one customer represented approximately 29% of total accounts receivable at December 31, 2001. During 2000, two customers of the Outdoor Channel each generated approximately 15% of total revenues.


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, accounts payable, long-term debt, capital lease obligations and related party receivables and payables. The carrying amounts of the Company's financial instruments generally approximated their fair values at December 31, 2001 and 2000. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments. It is not practicable to obtain the fair value of the Company's related party receivables and payables, as market comparable information is not available for such instruments.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - CONTINGENCIES


         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company reduces credit risk by placing its temporary cash investments with major financial institutions with high credit ratings. At December 31, 2001, the Company had cash balances of approximately $2,228,000 with major financial institutions in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

         The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.


NOTE 13 - 401(K) SAVINGS PLAN

         The Company has adopted a 401(k) Plan (the "401(k) Plan"). The provisions of the 401(k) Plan became effective on January 1, 2001, which is called the Effective Date of the Plan. The 401(k) Plan is a defined contribution plan covering full-time and part-time employees who are at least 21 years of age and who have completed one year of service with the Company. The 401(k) Plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974, provides for participant-directed accounts, which allow participants to allocate their contributions and other account balances to various investment funds. Participants' accounts are credited or debited with investment earnings or losses at the end of each calendar quarter. Participants are 100% vested in their contributions to the 401(k) Plan. The Company pays all costs associated with administering the 401(k) Plan. The Company is required to make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee. During 2001, the Company incurred a total charge of $48,393 for employer matching contributions.


                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors, executive officers and key employees of the Company are as follows:

                   Name                   Age                         Position
          ------------------------     ---------      ------------------------------------------
          Perry T. Massie                  39         Chief Executive Officer, President,
                                                      Chairman of the Board, Co-President and
                                                      Chairman of the Board of The Outdoor
                                                      Channel

          Thomas H. Massie                 37         Executive Vice President, Secretary and
                                                      Vice Chairman of the Board

          Richard K. Dickson II            56         Chief Operating Officer, General Counsel
                                                      and Director

          Andrew J. Dale                   47         Chief Executive Officer and Co-President
                                                      of The Outdoor Channel

          Jacob J. Hartwick                48         Executive Vice President of The Outdoor
                                                      Channel

          Wade E. Sherman                  31         Vice President of Business Development of
                                                      The Outdoor Channel

          Mark C. Corcoran                 39         Controller

          Amy L. Hendrickson               31         Vice President of Affiliate Sales and
                                                      Marketing of The Outdoor Channel

         The term of each director will expire at the 2002 annual meeting of stockholders and when a successor is elected and qualified or upon his earlier death, resignation or removal. Officers serve at the discretion of the Board of Directors.

         PERRY T. MASSIE has served as Chief Executive Officer of the Company since 1986, and has served as President and Chairman of the Board since 1994. From 1986 until 1996, Mr. Massie served as Chief Financial Officer of the Company. He has been the Managing Editor of the Gold Prospector Magazine since 1988. Mr. Massie has served as Co-President of The Outdoor Channel since 1998 and Chairman of the Board since 1994. Mr. Massie is the host of the "Prospecting America Show." Mr. Massie earned a Bachelor of Science degree in Mining Engineering from the University of Alaska, Fairbanks. Perry T. Massie is the brother of Thomas H. Massie.

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

         RICHARD K. DICKSON II has served as Chief Operating Officer since 1999 and has served as General Counsel and a director of the Company since 1994. From 1994 to 1999, he was Senior Vice President of the Company. From 1984 until 1994, Mr. Dickson served as the Company's corporate counsel and was a practicing attorney, specializing in corporate and securities law, with his own firm from 1979 to 1997. Mr. Dickson served as an attorney with the California Department of Corporations from 1976 to 1979. He earned a Bachelor of Science degree in Business Administration from the University of California at Berkeley, a Masters in Business Administration from the University of Southern California and a law degree from the University of the Pacific.

         ANDREW J. DALE has served as Chief Executive Officer and Co-President since 1998. He was Chief Operating Officer of The Outdoor Channel from 1997 to 1998. From 1994 to 1997 he was Senior Vice President Operations of The Outdoor Channel. From 1990 to 1993, he was a video and television consultant to both Global Outdoors, Inc. and The Outdoor Channel. From 1989 to 1994, Mr. Dale was a production manager at Vidfilm Services, a major Hollywood post-production facility, whose clients include Disney, MCA, Columbia and a host of other major studios. Mr. Dale was born and raised in the United Kingdom.

         JACOB J. HARTWICK has served as Executive Vice President of The Outdoor Channel since 1997. From 1994 through 1999, he was Vice President of Sales and Promotions of the Company. From 1994 to 1997, Mr. Hartwick was Vice President Sales and Promotions of The Outdoor Channel. From 1991 to 1994, he served as a Vice President of the Company. From 1986 through 1991, Mr. Hartwick served in various sales, marketing and administrative positions with Global Outdoors and its subsidiaries.

         WADE E. SHERMAN has been Vice President of Business Development of The Outdoor Channel since 1997. In 1996, he was hired by The Outdoor Channel as an Advertising Sales Representative and was promoted to Director of Advertising Sales in 1996. From 1995 to 1996, Mr. Sherman was an Advertising Sales Representative for Comcast Cablevision. From 1994 to 1995, he worked at radio station KMNY, as a news anchor and an advertising sales representative. From 1993 to April 1994, he worked part-time at radio station KMNY. He earned a B.S. Degree in Television/Film from California State University at Fullerton.

         MARK C. CORCORAN has served as the Controller of the Company since May 2001. From 1999 to May 2001, he served as Assistant Controller at McBride Electric, Inc, a nation-wide electrical service company with about 800 employees and annual sales close to $70 million. From 1998 to 1999, Mr. Corcoran served as Controller for International Art Publishers, an art publisher for various artists. From 1996 to 1998, he served as Controller for GilFranco Cigar Company, a cigar wholesaler. He has over 17 years of accounting experience, mostly as Controller, in several types of industries: boat sales and service, cigar wholesaler, international art dealer, software designer, electronics manufacturer, insurance agency, RV sales and service, and manufactured home dealer. Mr. Corcoran earned a B.S. degree in Business Administration with an emphasis in Accounting from California State University at Long Beach.

         AMY L. HENDRICKSON has been Vice President Affiliate Sales and Marketing of The Outdoor Channel since 1999. From 1998 to 1999, she served as Director of Affiliate Sales and Marketing for the Channel. From 1997 to 1998, Ms. Hendrickson worked in the national sales department of a broadcast station owned by Cox Communications. From 1994 to 1997, she was a Traffic Manager for a pair of broadcast stations owned by Clear Channel Communications. Ms. Hendrickson is an active member of the Cable Television Administration and

Marketing Society and Women in Cable and Telecommunications. She attended Eastern Michigan University where she studied Political Science and Communications.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon its review of the copies of reports furnished to the Company, or representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 2001, were satisfied, except information required to be filed on Form 4 was filed late on Form 5 for Perry T. Massie, Thomas H. Massie and Wilma M. Massie and Form 3 for Mark C. Corcoran was filed late.

BOARD OF DIRECTORS

         The Board of Directors of the Company took action by unanimous written consent or held meetings six (6) times during the fiscal year ended December 31, 2001. Each incumbent Director attended at least seventy-five percent (75%) of the aggregate of the number of meetings of the Board and the number of meetings held by all committees of the Board on which he served. The Company does not have any standing committees. There are presently three members of the Board of Directors. Company's Articles of Incorporation, as amended, authorize the Board of Directors to be increased to a maximum of seven directors.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation received for the fiscal years ended December 31, 2001, 2000 and 1999 by the Company's Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 for fiscal years 2001, 2000 and 1999 (collectively, the "Named Executive Officers"):

                                                     SUMMARY COMPENSATION TABLE
                                                     --------------------------

                                              Annual Compensation                               Long Term Compensation
                                    ----------------------------------------    ---------------------------------------------------
                                                                                               Securities
                                                                    Other                        Under-                     All
                                                                   Annual       Restricted       Laying                    Other
    Name and Principal                                             Compen-         Stock        Options/        LTIP      Compen-
         Position            Year    Salary($)      Bonus($)       sation($)       Awards         /SARS        Payouts     sation
--------------------------  ------  -----------    ----------     ----------    ------------   ------------   ---------  ----------
Perry T. Massie, CEO         2001      137,000        39,539        16,231                -              -           -           -
                             2000      101,000        16,480         2,250            8,584              -           -           -
                             1999       83,043         3,462             -                -              -           -           -

Thomas H. Massie,
Executive VP                 2001      137,000        39,539        16,231                -              -           -           -

Richard K. Dickson II, COO   2001      120,000        28,095        14,089                -              -           -           -
                             2000      120,000        14,043         2,250            8,584              -           -           -
                             1999      120,000        10,000             -                -              -           -           -


Andrew J. Dale,  CEO and
Co-President-Channel         2001      132,000        43,468             -                -              -           -           -
                             2000      104,000        36,407             -           10,000              -           -           -

Wade E. Sherman, Vice
President-Channel            2001      126,000        34,775             -                -              -           -           -
                             2000      151,445        11,375             -                -              -           -           -
                             1999      127,947           500             -                -              -           -           -

Jacob J. Hartwick,
Executive VP-Channel         2001       63,960        44,303             -                -              -           -           -

Amy L Hendrickson, Vice
President-Channel            2001       45,000        68,997             -                -              -           -           -

                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            -------------------------------------
                                                                  % of Total
                                          Number of                Options
                                          Securities              Granted to              Exercise
                                          Underlying              Employees               or Base
                                           Options                in Fiscal                Price                Expiration
              Name                       Granted (#)               Year(1)               ($/Share)                 Date
----------------------------------    -------------------     -------------------    -------------------    -----------------
Perry T. Massie, CEO                          -                       -                      -

Mark C. Corcoran, Controller               20,000                   36%                   $8.00                  7-9-06

                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                        -------------------------------------------------------------------------------------
                                                                 Number of Securities Underlying           Value of Unexercised
                                                                        Unexercised Options                In-the-Money Options
                                                                       At Fiscal Year-End(#)               at Fiscal Year-End($)
                                   Shares                        --------------------------------    -------------------------------
                                 Acquired On          Value
           Name                  Exercise(#)       Realized($)   Exercisable       Unexercisable     Exercisable      Unexercisable
---------------------------    ----------------    -----------   -------------    ---------------    -------------   ---------------
Perry T. Massie, CEO                  -                 -            85,000                   -        $565,100                 -

Thomas H. Massie                      -                 -            85,000                   -         565,100                 -

Richard K. Dickson II                 -                 -            85,000                   -         528,750                 -

Mark C. Corcoran                      -                 -             2,500              17,500           2,500            17,500

         The exercise price of the options listed above for Messrs. Perry T. Massie and Thomas H. Massie are $2.25 per share for 50,000 shares and $2.50 per share for 35,000 shares. The exercise price of the options listed above for Mr. Dickson is $2.25 for 25,000 shares and $3.00 for 60,000 shares. The exercise price of the options listed above for Mr. Corcoran is $8.00 for 20,000 shares. The Closing Price of Global's Common Stock at 2001 fiscal year-end was $9.00 per share.

                               STOCK OPTION PLANS

         On May 26, 1993, the Company adopted two stock option plans ("Plan 1 Stock Options" and "Plan 2 Stock Options"). Plan 1 Stock Options are for persons who held stock options prior to the adoption of Plan 1 Stock Options. There are presently four persons who hold Plan 1 Stock Options for 115,000 shares of Common Stock exercisable at a price of $2.50 per share. Plan 1 Stock Options are non-qualified stock options and no further grants will be made under this plan. Plan 2 Stock Options may be granted to provide incentives to executive officers, employees and independent consultants. Options to purchase 285,000 may be granted under Plan 2 Stock Options. Options to purchase 235,000 shares are outstanding at an exercise price of $2.25 per share leaving options to purchase 50,000 shares available for grant. Plan 2 Stock Options are non-qualified stock options.

         In September 1995, the Company authorized another stock option plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan was approved by the shareholders of the Company at the Company's 1996 Annual Meeting held on July 16, 1996. The 1995 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Common Stock in order to enhance the Company's ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers. The Company may grant incentive stock options and non-qualified stock options under the 1995 Stock Option Plan. As of December 31, 2001, there were options to purchase 347,450 shares of Common Stock outstanding under the 1995 Stock Option Plan with options to purchase 152,550 shares of Common Stock available for grant. The options granted under the 1995 Stock Option Plan are exercisable at prices ranging from $3.00 to $8.00 per share.

                                 DIRECTOR'S FEES

         The directors of the Company are also executive officers of the Company. During 2001, directors were compensated separately or reimbursed for expenses incurred in attending meetings of the Board of Directors.

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

                              EMPLOYMENT CONTRACTS

         As of December 31, 2001 the Company had an employment contract with Richard K. Dickson II, its Chief Operating Officer (See "Certain Relationships and Related Transactions," herein).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 20, 2002 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

             NAME AND ADDRESS OF BENEFICIAL                  SHARES BENEFICIALLY
              OWNER OR IDENTITY OF GROUP (1)                       OWNED (2)
              --------------------------                           -----

                                                          NUMBER         PERCENT
                                                          ------         -------

         Wilma M. Massie (3)........................    1,731,326           32%

         Perry T. Massie (4)(5).....................    1,628,316           29%

         Thomas H. Massie (6)(7)....................    1,628,016           29%

         Richard K. Dickson II (8)..................      461,550            8%

         Mark C. Corcoran (9).......................        5,000            >%

         Andrew J. Dale (10)........................       25,100            >%

         Jacob J. Hartwick (11).....................       20,112            >%

         All directors and Named Executive
         Officers as a group (6 persons) (12).......    3,768,094           68%

--------

1 The address of each shareholder is c/o Global Outdoors, Inc., 43445 Business Park Dr., Suite 113, Temecula, California 92590.

2 Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2002, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

3 Includes 95,000 shares subject to options from the Company exercisable within 60 days of March 20, 2002.

4 Includes 85,000 shares subject to options from the Company and 224,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2002.

5 11,900 of the shares shown are owned jointly by Perry T. Massie and his wife, Sandy Massie, who share voting and investment power with respect to such shares.

6 Includes 85,000 shares subject to options from the Company and 224,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2002.

7 11,900 of the shares shown are owned jointly by Thomas H. Massie and his wife, Cindy Massie, who share voting and investment power with respect to such shares.

8 Includes 85,000 shares subject to options from the Company and 300,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2002.

9 Includes 5,000 shares subject to options from the Company exercisable within 60 days of March 20, 2002.

10 Includes 20,000 shares subject to options from the Company exercisable within 60 days of March 20, 2002.

11 Includes 20,000 shares subject to options from the Company exercisable within 60 days of March 20, 2002.

12 Includes directors' and executive officers' shares listed above, including 298,000 shares subject to options from the Company and 748,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2002.

         The following table sets forth certain information regarding the beneficial ownership of The Outdoor Channel's Common Stock as of March 20, 2002 by each director and executive officer of The Outdoor Channel, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of The Outdoor Channel as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

    NAME AND ADDRESS OF BENEFICIAL                         SHARES BENEFICIALLY
     OWNER OR IDENTITY OF GROUP (13)                            OWNED (14)
     --------------------------                                 -----
                                                           NUMBER       PERCENT
                                                           ------       -------
Gold Prospector's Association of America, Inc. (15)....  8,817,916         84%
Elizabeth J. Sanderson-Burke (16)......................    868,408          8%
Ray V. Miller (17).....................................    641,323          6%
Jerry R. Berglund (18).................................    409,000          4%
Andrew J. Dale (19)....................................    260,000          2%
Perry T. Massie (20)...................................    208,584          2%
Thomas H. Massie (21)..................................    206,334          2%
Wilma M. Massie (22)...................................    207,500          2%
Richard K. Dickson II (23).............................    216,584          2%
Jacob J. Hartwick (24).................................    206,000          2%
Wade E. Sherman (25)...................................    100,000          1%
Amy L. Hendrickson (26)................................      4,500         >1%
All directors and Named Executive
Officers as a group (11 persons) (27)..................  3,328,233         25%

----------

13 The address of each shareholder is c/o The Outdoor Channel, Inc., 43445 Business Park Dr., Suite 103, Temecula, California 92590.

14 Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2002, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

15 Gold Prospector's Association of America, Inc. is 100% owned by Global Outdoors, Inc.

16 Includes 500,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002 and shares held in various trusts. She is a director of The Outdoor Channel.

17 Includes 400,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002 and 50,000 shares owned by Ray Miller's wife. He is a director of The Outdoor Channel.

18 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002 and 110,000 shares owned by Jerry Berglund's wife and four children. He is a director of The Outdoor Channel.

19 Includes 250,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002.

20 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002. He is a director of The Outdoor Channel.

21 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002. He is a director of The Outdoor Channel.

22 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002. She is a director of The Outdoor Channel.

23 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002. He is a director of The Outdoor Channel.

24 Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002.

25 Includes 100,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002.

26 Includes 4,500 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002.

27 Includes directors' and executive officers' shares listed above, including 2,454,500 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is leasing its administrative facilities from Wilma M. Massie, a principal shareholder of the Company and the mother of Perry T. Massie and Thomas H. Massie, under lease agreements currently requiring monthly rent payments of $19,800 of which $12,411 is attributable to a separate lease The Outdoor Channel entered into with the lessor in November 2001. Rent expense for the Company totaled $179,600 and $140,111 for the years ended December 31, 2001 and 2000, respectively. Both leases expire on December 31, 2003.

         In 1996, Wilma M. Massie, obtained a letter of credit for $80,000 that was utilized as security for performance under the Agreement with PanAmSat for The Outdoor Channel's Galaxy 9 satellite transponder. In 2001, The Outdoor Channel replaced Mrs. Massie on the Letter of Credit. From January 1997 through August 1997, Wilma M. Massie loaned the Company $324,000 on notes bearing interest at 10%. From January 1997 through August 1997, Perry T. Massie loaned the Company $136,000 on notes bearing interest at 10%. In September 1997, Wilma
M. Massie invested $40,000 in the Company's public offering and Perry T. Massie invested $24,000 in the Company's public offering. They paid the same price as other purchasers which was $8.00 per Unit, each Unit consisting of two (2) shares of Common Stock and one (1) Class F Warrant to purchase Common Stock. In July 1998, Wilma M. Massie loaned the Company $30,000 on a note bearing interest at 10% for the purpose of purchasing two large all terrain vehicles for Alaska. In 1998, the rent expense owed by the Company to Wilma M. Massie was applied as a reduction of a note receivable from Wilma M. Massie, the balance outstanding on which was $154,579 at December 31, 1998. At the end of 1998, the note receivable from Wilma M. Massie was applied against the above listed loan amounts plus interest owed to Wilma M. Massie, resulting in $255,250 owed Wilma
M. Massie at December 31, 1998. As of December 31, 1999, the amount owed Wilma
M. Massie was $275,775 including accrued interest. As of December 31, 2000, the amount owed Wilma M. Massie was $472,445 including accrued interest. As of December 31, 2001, the amount owed Wilma M. Massie was $535,234 including accrued interest. The amount owed Perry T. Massie was paid to him in 2001. The Amount owed to Perry T. Massie, including accrued interest, at December 31, 2000, was $147,156. Interest due Wilma M. Massie on loans by her referred to above was approximately $100,000 for 2001 and $57,450 for 2000, respectively. Interest due Perry T. Massie on the loans by him referred to above was $13,378 for 2000. The maturity dates of the loans from Wilma M. Massie are December 31, 2002 and April 30, 2003 and bear interest from 9.5% to 10%.

         As of December 31, 2001, the Company owed Wilma M. Massie an additional $44,553, secured by a motor home purchased in October 1996. The Company is paying this obligation at the rate of $520 per month including interest at 9%. The maturity date for this loan is November 2011.

         As of December 31, 2001, the Company owed Wilma M. Massie an additional $70,094, secured by print equipment purchased in May 2001. The Company is paying this obligation at the rate of $5,000 per month including interest at 10%. The maturity date of this loan is March 2003.

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

         Effective April 14, 1999, the Company entered into an employment agreement with Richard K. Dickson II, its Chief Operating Officer. The agreement was for one year and pursuant to the agreement has been automatically extended for one year terms since then. The agreement provides for a salary of $10,000 per month. The agreement also provides that Mr. Dickson shall receive options to purchase 60,000 shares of Common Stock at an exercise price of $3.00 per share.

         Perry T. Massie, Thomas H. Massie and Richard K. Dickson II are officers and directors of the Company and The Outdoor Channel, Inc. Wilma M. Massie is a principal shareholder of the Company and a director of The Outdoor Channel, Inc. In December 1997, Messrs. P. Massie, T. Massie, R. Dickson, and Wilma M. Massie were granted options to purchase 200,000 shares, each, of Common Stock in The Outdoor Channel, Inc. The options are exercisable a $1.50 per share and expire on December 31, 2007. At the time of the grants, The Outdoor Channel was selling Common Stock in its private placement at $1.00 per share.

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

21       Subsidiaries of Registrant *

----------
* Incorporated by reference from S-1 Registration Statement filed with the SEC June 21, 1989; Amendment No. 1 thereto filed on November 28, 1989; Amendment No. 2 thereto filed on January 10, 1990; Amendment No. 3 thereto filed on February 7, 1990; SB-2 Registration Statement filed with the SEC August 5, 1996; Amendment No. 1 thereto file on January 27, 1997; and Amendment No. 2 thereto filed January 30, 1997.


(b) The company filed the following reports on Form 8-K during the quarter ended December 31, 2001, as follows:

         None

                                   SIGNATURES

         In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 (Registrant)     GLOBAL OUTDOORS, INC.


    By: (Signature and Title)      /s/ Perry T. Massie
                                  ----------------------------------------------
                                  Perry T. Massie, President
                                  Dated: March 29, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    By: (Signature and Title)      /s/ Perry T. Massie
                                  ----------------------------------------------
                                  Perry T. Massie, President, CEO, and Director
                                  Dated: March 29, 2002


    By: (Signature and Title)      /s/ Thomas H. Massie
                                  ----------------------------------------------
                                  Thomas H. Massie, Executive VP, Secretary
                                    and Director
                                  Dated: March 29, 2002


    By: (Signature and Title)      /s/ Richard K. Dickson II
                                  ----------------------------------------------
                                  Richard K. Dickson II, COO, General Counsel
                                    and Director
                                  Dated: March 29, 2002


    By: (Signature and Title)      /s/ Mark C. Corcoran
                                  ----------------------------------------------
                                  Mark C. Corcoran, Controller
                                  Dated: March 29, 2002