Form 10QSB
period 2002-03-31
GLOBAL OUTDOORS INC
filed 2002-05-06
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2002
                                        --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at April 30, 2002
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                                 5,345,698

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                      FOR THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       March 31     December 31
                                                    -------------  -------------
                                                         2002           2001
                                                    -------------  -------------
                                                     (unaudited)
Current assets:
      Cash and cash equivalents                     $  3,149,776   $  2,574,429
      Accounts receivable, net                         1,570,899      1,581,272
      Inventories                                         75,941         76,110
      Deferred tax assets, net                           840,813        840,813
      Receivable from stockholders                        62,007         62,007
      Other current assets                               106,299        102,914
                                                    -------------  -------------
             Total current assets                      5,805,735      5,237,545
                                                    -------------  -------------

Property, plant and equipment, net:
      Membership recreational mining properties        1,353,801      1,353,278
      Alaska recreational mining properties            1,047,103      1,098,475
      Outdoor Channel equipment and improvements         809,513        711,138
      Other equipment and leasehold improvements         582,032        598,731
                                                    -------------  -------------
         Property, plant and equipment, net            3,792,449      3,761,622
                                                    -------------  -------------

Trademark, net                                           143,140        146,785
Deferred tax assets, net                                  26,563         26,563
Deposits and other assets                                 58,045         41,629
                                                    -------------  -------------
             Totals                                 $  9,825,932   $  9,214,144
                                                    =============  =============

See Notes to Condensed Consolidated Financial Statements.

                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31      December 31
                                                                               -------------  -------------
                                                                                    2002           2001
                                                                               -------------  -------------
                                                                                (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                    $    757,313   $  1,102,492
      Customer deposits                                                             498,244
      Current portion of notes and capital lease obligations payable                196,416        233,282
      Current portion of stockholder loans                                          322,242        313,055
                                                                               -------------  -------------
             Total current liabilities                                            1,774,215      1,648,829

Stockholder loans, net of current portion                                           213,721        236,826
Other notes and capital lease obligations payable, net of current portion           312,490        357,665
Deferred revenues                                                                 1,360,095      1,309,560

Deferred satellite rent obligations                                                 499,205        516,260
Deferred compensation                                                               317,750        317,750
                                                                               -------------  -------------
             Total liabilities                                                    4,477,476      4,386,890
                                                                               -------------  -------------
Commitments and contingencies

Minority interest in subsidiary                                                     919,783        811,965
                                                                               -------------  -------------
Stockholders' equity:
      Convertible preferred stock, nonvoting, 10% non-cumulative, no liquidation preference, $.001 par value; 10,000,000 shares
         authorized; 58,725 shares issued and outstanding at December 31, 2001                          59
      Common stock, $.02 par value; 50,000,000 shares authorized;
         5,345,698 and 5,281,523 shares issued and outstanding                      106,914        105,630
      Less common stock subscriptions receivable                                   (251,050)      (221,250)
      Treasury Stock, at cost; 64,000 and 63,500 shares at
         March 31, 2002 and December 31, 2001, respectively                        (294,047)      (289,532)
      Additional paid-in capital                                                  3,532,700      3,516,125
      Retained Earnings                                                           1,334,156        904,257
                                                                               -------------  -------------
             Total stockholders' equity                                           4,428,673      4,015,289
                                                                               -------------  -------------

             Totals                                                             $ 9,825,932    $ 9,214,144
                                                                               =============  =============

See Notes to Condensed Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended March 31
                                                  ------------------------------
                                                           (unaudited)
Revenues:                                              2002            2001
                                                  -------------    -------------
       Advertising                                $  2,256,686     $  1,988,036
       Subscriber fees                               1,323,646          690,111
       Membership services                             893,841          893,502
       Trips and outings                                30,820           38,134
       Other Income                                     49,717            4,678
                                                  -------------    -------------
            Total revenues                           4,554,710        3,614,461
                                                  -------------    -------------

Expenses:
       Satellite transmission fees                     571,465          552,629
       Advertising and programming                     594,547          634,441
       Trips and outings                                20,100           19,800
       Selling, general and administrative           2,352,918        2,362,723
                                                  -------------    -------------

            Total expenses                           3,539,030        3,569,593
                                                  -------------    -------------

Income  from operations                              1,015,680           44,868

Other income (expense):
   Interest expense                                    (20,894)         (30,976)
   Interest income                                      16,199           19,347
                                                  -------------    -------------

Income before provision for
   income taxes and minority interest                1,010,985           33,239

Provision for income taxes                             395,230           14,164
                                                  -------------    -------------

Income before minority interest                        615,755           19,075

Minority interest in net income of
   consolidated subsidiary                             107,818           12,837
                                                  -------------    -------------

Net income                                        $    507,937     $      6,238
                                                  =============    =============

Earnings per common share:
  Basic                                           $       0.10     $       0.00
                                                  =============    =============
  Diluted                                         $       0.09     $       0.00
                                                  =============    =============

Weighted average number of common shares outstanding:
  Basic                                              5,236,692        5,224,093
                                                  =============    =============
  Diluted                                            5,709,950        5,693,849
                                                  =============    =============

See Notes to Condensed Consolidated Financial Statements.

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended March 31,
                                                                -------------------------------
                                                                     2002             2001
                                                                -------------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                  $   507,937      $     6,238
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                               174,644          116,425
        Provision for doubtful accounts                              63,000          245,000
        Deferred income taxes                                                         11,226
        Interest on stock subscription receivable                                     (4,431)

        Minority interest in net income of consolidated
           subsidiary                                               107,818           12,837
    Cash provided by changes in operating assets
        and liabilities:
        Accounts receivable                                         (52,627)        (504,226)
        Inventories                                                     169             (123)
        Other current assets                                         (3,385)         (38,771)
        Deposits and other assets                                   (16,416)          (8,964)
        Accounts payable and accrued expenses                       153,065          203,328
        Deferred revenues                                            50,535          (43,050)
        Deferred satellite rent obligations                         (17,055)         (17,055)
        Deferred compensation                                                         33,250
                                                                ------------     ------------

           Net cash provided by operating activities                967,685           11,684
                                                                ------------     ------------

Investing activities:
    Purchases of property, plant, and equipment                    (201,826)        (192,809)
                                                                ------------     ------------

Financing activities:
    Principal payments on long-term debt and capital leases         (82,041)        (285,448)
    Principal payments on stockholder loans                         (13,918)        (132,067)
    Proceeds from long-term debt                                                     350,000
    Purchase of treasury stock                                       (4,515)         (66,799)
    Dividends paid on preferred stock                               (90,038)
                                                                ------------     ------------

           Net cash used in financing activities                   (190,512)        (134,314)
                                                                ------------     ------------

Net increase (decrease) in cash and cash equivalents                575,347         (315,439)

Cash and cash equivalents, beginning of period                    2,574,429        1,844,449
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $ 3,149,776      $ 1,529,010
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

Note 2.  Unaudited Interim Financial Statements

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2002 and its results of operations and cash flows for the three months ended March 31, 2002 and 2001. Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2001 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002.

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

              The computations of diluted earnings per common share for the quarters ended March 31, 2002 and 2001 take into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock.

              The following table presents the calculation of the number of shares outstanding for the calculation of basic and diluted earnings per share in the quarters ended March 31, 2002 and 2001:

                                                                                     2002           2001
                                                                                  ------------  ------------
                       Weighted average common shares outstanding and basic
                           earnings per common share                                5,236,692     5,224,093

                       Dilutive effect of potential common shares issuable
                           upon conversion of preferred stock                                        60,675

                       Dilutive effect of potential common shares issuable upon
                           exercise of stock options and warrants, as adjusted
                           for the application of the treasury
                           stock method                                               473,258       409,081
                                                                                  ------------  ------------
                       Diluted weighted average common shares
                           outstanding and diluted earnings per
                           common share                                             5,709,950     5,693,849
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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment information (concluded)

              Information with respect to these reportable business segments for the quarter ended March 31, 2002 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Quarter ended March 31, 2002

Trips and Outings           $    30,820      $    10,720      $ 2,400,904      $    21,000      $    24,151
The Outdoor Channel           3,570,434        1,008,519        7,349,414           76,860          173,374
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            953,456           (8,254)          75,614           76,784            4,301
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 4,554,710      $ 1,010,985      $ 9,825,932      $   174,644      $   201,826
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
                            ============     ============     ============     ============     ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.   Stockholders' Equity

              Under the terms of the Company's 1995 Stock Option Plan during the quarter ended March 31, 2002, the Company granted to employees options to purchase 20,000 shares of common stock at a price of $8.30 per share, the market value of the Company's common stock at the grant date. The options vest over four years and expire in ten years.

              During the quarter ending March 31, 2002, the Company called for the exchange of the remaining 58,725 shares of convertible exchangeable preferred stock for issuance of 58,725 of common stock.

              In addition during 2002, the Company entered into an agreement with a former employee for the exercise of stock options. The Company loaned the former employee $29,800 for the purchase of 8,450 shares of common stock. The receivable bears interest at 5% per year, has a maturity date of eighteen months from the date of the agreement and is collateralized by 4,224 shares of the common stock pledged to the Company. The note receivable has been included in common stock subscriptions receivable for the period ending March 31, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 2001.

COMPARISON OF QUARTERS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended March 31, 2002 were $4,554,710, an increase of $940,249, or 26%, compared to revenues of $3,614,461 for the quarter ended March 31, 2001. This increase was the result of changes in several items composing revenue. Advertising increased to $2,256,686 for the quarter ended March 31, 2002 from $1,988,036 for the quarter ended March 31, 2001, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased to $1,323,646 for the quarter ended March 31, 2002 from $690,111 for the quarter ended March 31, 2001, primarily due to increases in cable affiliate subscriber fees. Membership services remained level at $893,841 for the quarter ended March 31, 2002 from $893,502 for the quarter ended March 31, 2001.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended March 31, 2002 were $3,539,030 a decrease of $30,563, or 1%, compared to $3,569,593 for the quarter ended March 31, 2001, due to The Outdoor Channel's personnel expenses increasing and bad debts along with legal expense decreasing. Selling, general and administrative expenses remained level at $2,352,918 for the quarter ended March 31, 2002, compared to $2,362,723 for the quarter ended March 31, 2001. Advertising and programming decreased to $594,547 for the quarter ended March 31, 2002, compared to $634,441 for the quarter ended March 31, 2001, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained level at $571,465 for the quarter ended March 31, 2002 compared to $552,629 for the quarter ended March 31, 2001, due to fixed contracts.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was higher as a percentage of revenues at 22% for the quarter ended March 31, 2002 compared to 1% for the quarter ended March 31, 2001. This was due primarily to an increase in advertising and subscriber sales at The Outdoor Channel for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001.

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

     Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many emerging channels, it has, to date, achieved full visibility in the cable industry. The Outdoor Channel is committed to converting visibility for the Channel's programming into greater distribution into cable and direct broadcast satellite ("DBS") households. Greater distribution will allow The Outdoor Channel to charge higher advertising rates, command higher subscriber fees from cable and DBS affiliates, attract more advertisers and receive greater revenues for the Company's products.

     To accomplish the objective of obtaining increased distribution, the Channel seeks to sign national carriage agreements with multi cable system operators ("MSOs") and DBS systems and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel are broad based and are not limited to areas where there are the greatest number of outdoor enthusiasts. As of May 2002, The Outdoor Channel was launched on approximately 3,900 cable and DBS systems with availability to approximately 41 million households of which The Outdoor Channel has approximately 14.5 million subscribers. From January 1, 2002 to April 30, 2002, the Channel grew by approximately 1.2 million cable and DBS subscribers.

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

    In March 2002, The Outdoor Channel entered into an agreement with Nielsen Media Research to have ratings for Channel programming. It is anticipated that the first ratings information will be available for public distribution in the middle of May. The Company believes that with published ratings, it will encourage a wider diversity of advertisers to consider advertising on The Outdoor Channel.

    As of May 2002, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and intends to make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and augmented its professional staff.

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

                                        GLOBAL OUTDOORS, INC.
                                        (Registrant)

Dated:  May 3, 2002                    By:    /S/ PERRY T. MASSIE
                                            ----------------------------
                                            PERRY T. MASSIE,
                                            President and Chief
                                            Executive Officer

Dated:  May 3, 2002                    By:    /S/ MARK C. CORCORAN
                                            ----------------------------
                                            MARK C. CORCORAN,
                                            Controller
                                            (Principal Financial and Accounting
                                            Officer)