Form 10QSB
period 2002-06-30
GLOBAL OUTDOORS INC
filed 2002-08-14
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2002
                                        --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at August 14, 2002
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                                 5,369,098

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                      FOR THE QUARTER ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       June 30     December 31
                                                    -------------  -------------
                                                         2002           2001
                                                    -------------  -------------
                                                     (unaudited)
Current assets:
      Cash and cash equivalents                     $  2,976,641   $  2,574,429
      Accounts receivable, net                         1,873,368      1,581,272
      Inventories                                         75,941         76,110
      Deferred tax assets, net                           840,813        840,813
      Receivable from stockholders                        62,007         62,007
      Other current assets                               451,310        102,914
                                                    -------------  -------------
             Total current assets                      6,280,080      5,237,545
                                                    -------------  -------------

Property, plant and equipment, net:
      Membership recreational mining properties        1,344,723      1,353,278
      Alaska recreational mining properties            1,051,246      1,098,475
      Outdoor Channel equipment and improvements         996,140        711,138
      Other equipment and leasehold improvements         582,780        598,731
                                                    -------------  -------------
         Property, plant and equipment, net            3,974,889      3,761,622
                                                    -------------  -------------

Trademark, net                                           139,495        146,785
Deferred tax assets, net                                  26,563         26,563
Deposits and other assets                                 41,400         41,629
                                                    -------------  -------------
             Totals                                 $ 10,462,427   $  9,214,144
                                                    =============  =============

See Notes to Condensed Consolidated Financial Statements.

                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30      December 31
                                                                               -------------  -------------
                                                                                    2002           2001
                                                                               -------------  -------------
                                                                                (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                    $    702,626   $  1,102,492
      Customer deposits                                                             512,010
      Current portion of notes and capital lease obligations payable                184,953        233,282
      Current portion of stockholder loans                                          300,714        313,055
                                                                               -------------  -------------
             Total current liabilities                                            1,700,303      1,648,829

Stockholder loans, net of current portion                                           220,998        236,826
Other notes and capital lease obligations payable, net of current portion           277,153        357,665
Deferred revenues                                                                 1,439,778      1,309,560

Deferred satellite rent obligations                                                 482,150        516,260
Deferred compensation                                                               317,750        317,750
                                                                               -------------  -------------
             Total liabilities                                                    4,438,132      4,386,890
                                                                               -------------  -------------
Commitments and contingencies

Minority interest in subsidiary                                                   1,038,260        811,965
                                                                               -------------  -------------
Stockholders' equity:
      Convertible preferred stock, nonvoting, 10% non-cumulative, no liquidation preference, $.001 par value; 25,000,000 shares
         authorized; 58,725 shares issued and outstanding at December 31, 2001                          59
      Common stock, $.02 par value; 75,000,000 shares authorized;
         5,369,098 and 5,281,523 shares issued and outstanding                      107,382        105,630
      Less common stock subscriptions receivable                                   (287,050)      (221,250)
      Treasury Stock, at cost; 67,500 and 63,500 shares at
         June 30, 2002 and December 31, 2001, respectively                         (325,942)      (289,532)
      Additional paid-in capital                                                  3,603,833      3,516,125
      Retained Earnings                                                           1,887,812        904,257
                                                                               -------------  -------------
             Total stockholders' equity                                           4,986,035      4,015,289
                                                                               -------------  -------------

             Totals                                                             $10,462,427    $ 9,214,144
                                                                               =============  =============

See Notes to Condensed Consolidated Financial Statements.


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended June 30           Six Months Ended June 30
                                                  ------------------------------    ------------------------------
                                                           (unaudited)                        (unaudited)
Revenues:                                              2002            2001              2002            2001
                                                  -------------    -------------     -------------    -------------
       Advertising                                $  2,537,295     $  2,346,674      $  4,793,981     $  4,334,710
       Subscriber fees                               1,425,006        1,005,878         2,748,652        1,695,989

       Membership services                             843,181          799,267         1,737,022        1,692,769
       Trips and outings                                47,682           51,006            78,502           89,140
       Other Income                                     12,209           45,368            61,926           50,046
                                                  -------------    -------------     -------------    -------------
            Total revenues                           4,865,373        4,248,193         9,420,083        7,862,654
                                                  -------------    -------------     -------------    -------------

Expenses:
       Satellite transmission fees                     600,968          551,649         1,172,433        1,104,278
       Advertising and programming                     625,441          485,859         1,219,988        1,120,300
       Trips and outings                                23,600           20,050            43,700           39,850
       Selling, general and administrative           2,570,677        2,909,921         4,923,595        5,272,644
                                                  -------------    -------------     -------------    -------------

            Total expenses                           3,820,686        3,967,479         7,359,716        7,537,072
                                                  -------------    -------------     -------------    -------------

Income  from operations                              1,044,687          280,714         2,060,367          325,582

Other income (expense):
   Gain on issuance of common stock of subsidiary       46,786                             46,786
   Interest expense                                    (16,396)         (26,773)          (37,290)         (57,749)
   Interest income                                      18,465           32,783            34,664           52,130
                                                  -------------    -------------     -------------    -------------

Income before provision for
   income taxes and minority interest                1,093,542          286,724         2,104,527          319,963

Provision for income taxes                             427,865          122,836           823,095          137,000
                                                  -------------    -------------     -------------    -------------

Income before minority interest                        665,677          163,888         1,281,432          182,963

Minority interest in net income of
   consolidated subsidiary                             112,020           52,355           219,838           65,192
                                                  -------------    -------------     -------------    -------------

Net income                                             553,657          111,533         1,061,594          117,771

Preferred stock dividends                                                                 (90,038)
                                                  -------------    -------------     -------------    -------------

Net income applicable to common stock             $    553,657     $    111,533      $  1,061,594     $    117,771
                                                  =============    =============     =============    =============

Earnings per common share:
  Basic                                           $       0.10     $       0.02      $       0.18     $       0.02
                                                  =============    =============     =============    =============
  Diluted                                         $       0.10     $       0.02      $       0.17     $       0.02
                                                  =============    =============     =============    =============

Weighted average number of common shares outstanding:
  Basic                                              5,299,521        5,224,704         5,267,631        5,224,399
                                                  =============    =============     =============    =============
  Diluted                                            5,760,491        5,710,976         5,730,923        5,702,674
                                                  =============    =============     =============    =============


See Notes to Condensed Consolidated Financial Statements.

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended June 30,
                                                                -------------------------------
                                                                     2002             2001
                                                                -------------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                  $ 1,061,594      $   117,771
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                               349,289          252,073
        Provision for doubtful accounts                             134,112          306,618
        Deferred income taxes                                                        108,716
        Interest on stock subscription receivable                                    (13,293)
        Stock option compensation expense                                             56,250
        Common stock of subsidiary issued for services                9,015
        Gain on issuance of common stock of subsidiary             (46, 786)
        Minority interest in net income of consolidated
           subsidiary                                               226,295           65,192
    Cash provided by changes in operating assets
        and liabilities:
        Accounts receivable                                        (426,209)        (214,863)
        Inventories                                                     169             (500)
        Other current assets                                       (348,396)        (438,678)
        Deposits and other assets                                       229           45,273
        Accounts payable and accrued expenses                       149,915          505,283
        Deferred revenues                                           130,218         (135,135)
        Deferred satellite rent obligations                         (34,110)         (34,110)
        Deferred compensation                                                         30,250
                                                                ------------     ------------

           Net cash provided by operating activities              1,205,335          650,847
                                                                ------------     ------------

Investing activities:
    Purchases of property, plant, and equipment                    (555,266)        (327,718)
                                                                ------------     ------------

Financing activities:
    Principal payments on long-term debt and capital leases        (128,841)        (334,135)
    Principal payments on stockholder loans                         (28,169)        (132,067)
    Proceeds from long-term debt                                                     350,000
    Purchase of treasury stock                                      (36,410)         (66,799)
    Proceeds from exercise of stock options                          35,601
    Dividends paid on preferred stock                               (90,038)
                                                                ------------     ------------

           Net cash used in financing activities                   (247,857)        (183,001)
                                                                ------------     ------------

Net increase in cash and cash equivalents                           402,212          140,128

Cash and cash equivalents, beginning of period                    2,574,429        1,844,449
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $ 2,976,641      $ 1,984,577
                                                                ============     ============

See Notes to Condensed Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Organization, Management Statement and Reference to Form 10-KSB

              Organization
              ------------

              Global Outdoors, Inc. (the "Company") owns a majority interest in The Outdoor Channel, Inc. ("The Outdoor Channel" or "Channel"), a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company has a variety of other business activities. The Company receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of America, Inc. ("GPAA") and from the sale of memberships in Lost Dutchman's (LDMA-AU, Inc.) which entitle members to engage in recreational prospecting on its California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company receives revenues from its trips and outings division which includes its "Alaska Trip," a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, advertising revenue in a bi-monthly magazine, advertising revenues through cable television programming on The Outdoor Channel, Inc. and through merchandise sales.

Note 2.  Unaudited Interim Financial Statements

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2002 and its results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2001 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three and six months months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002.

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

              The computations of diluted earnings per common share for the three and six months ended June 30, 2002 and 2001 take into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the conversion of all of the Company's outstanding shares of preferred stock.

              The following table presents the calculation of the number of shares outstanding for the calculation of basic and diluted earnings per share in the three and six months ended June 30, 2002 and 2001:

                                                              Three months  Three months   Six months     Six months
                                                                  Ended        Ended         Ended           Ended
                                                              June 30,2002  June 30,2001  June 30,2002   June 30,2001
                                                              ------------  ------------  ------------   ------------
       Weighted average common shares outstanding and basic
       earnings per common share                                5,299,521     5,224,704    5,267,631       5,224,399

       Dilutive effect of potential common shares issuable
       upon conversion of preferred stock                                        60,675                       60,675

       Dilutive effect of potential common shares issuable upon
       exercise of stock options and warrants, as adjusted for
       the application of the treasury stock method               460,970       425,597      463,292         417,600
                                                              ------------  ------------  ------------   ------------
       Diluted weighted average common shares
       outstanding and diluted earnings per
       common share                                             5,760,491     5,710,976    5,730,923       5,702,674
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

              Information with respect to these reportable business segments for the three months and six months ended June 30, 2002 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Three months ended June 30, 2002

Trips and Outings           $    47,682      $    24,082      $ 2,395,969      $    21,000      $    70,063
The Outdoor Channel           3,874,030        1,089,064        7,797,195           76,860          261,627
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            943,661          (19,604)         269,263           76,785           21,750
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 4,865,373      $ 1,093,542      $10,462,427      $   174,645      $   353,440
                            ============     ============     ============     ============     ============


                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Six months ended June 30, 2002

Trips and Outings           $    78,502      $    34,802      $ 2,395,969      $    42,000      $    94,214
The Outdoor Channel           7,444,464        2,097,583        7,797,195          153,720          435,001
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          1,897,117          (27,858)         269,263          153,569           26,051
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 9,420,083      $ 2,104,527      $10,462,427      $   349,289      $   555,266
                            ============     ============     ============     ============     ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 4.  Segment Information (concluded)

              Information with respect to these reportable business segments for the three months and six months ended June 30, 2001 is as follows:

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
                            ============     ============     ============     ============     ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5.   Stockholders' Equity

              During the quarter ended June 30, 2002, the Company issued 400 shares of common stock to a former employee pursuant to the exercise of an option. In addition the Company issued 11,000 shares to former consultants pursuant to the exercise of options.

              During the quarter ended June 30, 2002, the Outdoor Channel issued 14,992 shares of common stock to board members for board meeting attendance between January 2000 and September 2000 and for board meeting expenses. In addition during the quarter ended June 30, 2002, the Outdoor Channel issued 3,500 shares of common stock to a former employee pursuant to the exercise of an option.

              In addition during the quarter ended June 30, 2002, the Company entered into an agreement with a former employee for the exercise of stock options. The Company loaned the former employee $36,000 for the purchase of 12,000 shares of common stock. The receivable bears interest at 5% per year, has a maturity date of eighteen months from the date of the agreement and is collateralized by 6,000 shares of the common stock pledged to the Company. The note receivable has been included in common stock subscriptions receivable for the period ended June 30, 2002.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended June 30, 2002 were $4,865,373, an increase of $617,180, or 15%, compared to revenues of $4,248,193 for the quarter ended June 30, 2001. This increase was the result of changes in several items composing revenue. Advertising increased to $2,537,295 for the quarter ended June 30, 2002 from $2,346,674 for the quarter ended June 30, 2001, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased to $1,425,006 for the quarter ended June 30, 2002 from $1,005,878 for the quarter ended June 30, 2001, primarily due to increases in cable affiliate subscribers. Membership services increased to $843,181 for the quarter ended June 30, 2002 from $799,267 for the quarter ended June 30, 2000 due to the increased distribution of the Outdoor Channel.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended June 30, 2002 were $3,820,686 a decrease of $146,793, or 4%, compared to $3,967,479 for the quarter ended June 30, 2001, due to the net effect of The Outdoor Channel's personnel expenses along with advertising expenses increasing and bad debts along with legal expense decreasing. Selling, general and administrative expenses decreased to $2,570,677 for the quarter ended June 30, 2002, compared to $2,909,921 for the quarter ended June 30, 2001. Advertising and programming increased to $625,441 for the quarter ended June 30, 2002, compared to $485,859 for the quarter ended June 30, 2001, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees increased to $600,968 for the quarter ended June 30, 2002 compared to $551,649 for the quarter ended June 30, 2001, due to additional fixed contracts.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was higher as a percentage of revenues at 22% for the quarter ended June 30, 2002 compared to 7% for the quarter ended June 30, 2001. This was due primarily to an increase in advertising and subscriber sales at The Outdoor Channel and a decrease in total expenses for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the six months ended June 30, 2002 were $9,420,083, an increase of $1,557,429, or 20%, compared to revenues of $7,862,654 for the six months ended June 30, 2001. This increase was the result of changes in several items composing revenue. Advertising increased to $4,793,981 for the six months ended June 30, 2002 from $4,334,710 for the six months ended June 30, 2001, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased to $2,748,652 for the six months ended June 30, 2002 from $1,695,989 for the six months ended June 30, 2001, primarily due to increases in cable affiliate subscribers. Membership services increased slightly to $1,737,022 for the six months ended June 30, 2002 from $1,692,769 for the six months ended June 30, 2001.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the six months ended June 30, 2002 were $7,359,716 a decrease of $177,356, or 2%, compared to $7,537,072 for the six months ended June 30, 2001, due to the net effect of The Outdoor Channel's personnel expenses along with advertising expenses increasing and bad debts along with legal expense decreasing. Selling, general and administrative expenses decreased to $4,923,595 for the six months ended June 30, 2002, compared to $5,272,644 for the six months ended June 30, 2001. Advertising and programming increased to $1,219,988 for the six months ended June 30, 2002, compared to $1,120,300 for the six months ended June 30, 2001, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees increased to $1,172,433 for the six months ended June 30, 2002 compared to $1,104,278 for the six months ended June 30, 2001, due to additional fixed contracts.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was higher as a percentage of revenues at 22% for the six months ended June 30, 2002 compared to 4% for the six months ended June 30, 2001. This was due primarily to an increase in advertising and subscriber sales at The Outdoor Channel and a decrease in total expenses for the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

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

To accomplish the objective of obtaining increased distribution, the Channel seeks to sign national carriage agreements with multi cable system operators ("MSOs") and DBS systems and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel are broad based and are not limited to areas where there are the greatest number of outdoor enthusiasts. As of July 2002, The Outdoor Channel was launched on approximately 4,352 cable and DBS systems with availability to approximately 43 million households of which The Outdoor Channel has approximately 15.2 million subscribers. From January 1, 2002 to July 31, 2002, the Channel grew by approximately 2 million cable and DBS subscribers.

    In August 2002, the Company retired the remaining balance of approximately $29,000 due on its Junction Bar Placer property. The Company now owns all it's properties free and clear of any mortgages.

    The Outdoor Channel is deemphasizing its exploration of strategic partners and other strategic alternatives. In August 2002, the Company's engagement with Bear Stearns & Company, Inc., a Wall Street investment bank expires.

     As of August 2002, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. As of July 24, 2002, The Outdoor Channel has obtained a $1,000,000 line of credit from it's bank for business purposes. As of August 2002, The Outdoor Channel has not utilized the line of credit. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and intends to make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and augmented its professional staff.

     Since July 30, 1997, the Company's Common Stock has been traded on the NASD's over the counter Bulletin Board under the symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including internet sites on America On Line, Yahoo Finance and cnbc.com.

                           Part II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      The Company's annual meeting of shareholders was held June 12, 2002.

(b) Perry T. Massie, Thomas H. Massie and Richard K. Dickson II were reelected directors of the Company.

(c)      1.       Proposal to Elect as Directors of Global: Perry T. Massie,
                  Thomas H. Massie and Richard K. Dickson II.

         There were 4,406,761 votes for and 320 votes withheld in connection with the election of Perry T. Massie. There wer 4,406,761 votes for and 320 votes withheld in connection with the election of Thomas H. Massie. There were 4,406,761 votes for and 320 votes withheld in connection with the election of Richard K. Dickson II.

         2. Proposals related to the Company's Amended and Restated Articles of Incorporation:

                  a. Proposal to adopt the Company's Amended and Restated Articles of Incorporation.

                  There were 4,401,043 votes for, 1,320 votes against and 4,358 votes to abstain.

                  b. Proposal to increase the authorized common stock to 75,000,000 shares and the preferred stock 25,000,000 shares.

                  There were 4,392,063 votes for, 9,250 votes against and 5,518 votes to abstain.

                  c. Proposal to increase the authorized number of directors to nine.

                  There were 4,392,251 votes for, 13,512 votes against and 1,318 votes to abstain.

                  d.       Proposal to limit directors' liability.

                  There were 4,396,493 votes for, 9,280 votes against and 1,308 votes to abstain.

                  e. Proposal to have a majority vote for further amendments to the Articles of Incorporation.

                  There were 4,403,868 votes for, 1,846 votes against and 1,367 votes to abstain.

                  f. Proposal to have amendments to Bylaws reserved exclusively for Board action.

                  There were 4,389,385 votes for, 13,456 votes against and 4,240 votes to abstain.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         --------

     Exhibit
     Number              Description
     ------              -----------

     (3) Amended and Restated Articles of Incorporation of Global Outdoor, Inc., dated June 12, 2002 and filed with the State of Alaska Commissioner of the Department of Community and Economic Development, Division of Banking Securities and Corporations on June 21, 2002.

    (b)  Reports on Form 8-K
         -------------------

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBAL OUTDOORS, INC.
                                        (Registrant)

Dated:  August 14, 2002                    By:    /S/ PERRY T. MASSIE
                                            ----------------------------
                                            PERRY T. MASSIE,
                                            President and Chief
                                            Executive Officer

Dated:  August 14, 2002                    By:    /S/ MARK C. CORCORAN
                                            ----------------------------
                                            MARK C. CORCORAN,
                                            Controller
                                            (Principal Financial and Accounting
                                            Officer)