Form 10QSB
period 2002-09-30
GLOBAL OUTDOORS INC
filed 2002-11-14
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2002
                                        --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at November 13, 2002
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                                 5,369,098

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                      FOR THE QUARTER ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     September 30   December 31
                                                    -------------  -------------
                                                         2002           2001
                                                    -------------  -------------
                                                     (unaudited)
Current assets:
      Cash and cash equivalents                     $  3,325,515   $  2,574,429
      Accounts receivable, net                         2,346,822      1,581,272
      Inventories                                         75,941         76,110
      Deferred tax assets, net                           840,813        840,813
      Receivable from stockholders                        62,007         62,007
      Other current assets                                29,391        102,914
                                                    -------------  -------------
             Total current assets                      6,680,489      5,237,545
                                                    -------------  -------------

Property, plant and equipment, net:
      Membership recreational mining properties        1,250,084      1,353,278
      Alaska recreational mining properties            1,129,773      1,098,475
      Outdoor Channel equipment and improvements       1,136,638        711,138
      Other equipment and leasehold improvements         511,781        598,731
                                                    -------------  -------------
         Property, plant and equipment, net            4,028,276      3,761,622
                                                    -------------  -------------

Trademark, net                                           135,850        146,785
Deferred tax assets, net                                  26,563         26,563
Deposits and other assets                                 37,912         41,629
                                                    -------------  -------------
             Totals                                 $ 10,909,090   $  9,214,144
                                                    =============  =============

See Notes to Condensed Consolidated Financial Statements.

                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                September 30   December 31
                                                                               -------------  -------------
                                                                                    2002           2001
                                                                               -------------  -------------
                                                                                (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                    $    732,472   $  1,102,492
      Customer deposits                                                               2,600
      Current portion of notes and capital lease obligations payable                153,667        233,282
      Current portion of stockholder loans                                          286,728        313,055
      Deferred revenues                                                             703,852        392,025
                                                                               -------------  -------------
             Total current liabilities                                            1,879,319      2,040,854

Stockholder loans, net of current portion                                           220,358        236,826
Other notes and capital lease obligations payable, net of current portion           241,755        357,665
Deferred revenues                                                                 1,050,452        917,535
Deferred satellite rent obligations                                                 465,095        516,260
Deferred compensation                                                               317,750        317,750
                                                                               -------------  -------------
             Total liabilities                                                    4,174,729      4,386,890
                                                                               -------------  -------------
Commitments and contingencies

Minority interest in subsidiary                                                   1,149,372        811,965
                                                                               -------------  -------------
Stockholders' equity:
      Convertible preferred stock, nonvoting, 10% non-cumulative, no liquidation preference, $.001 par value; 25,000,000 shares
         authorized; 58,725 shares issued and outstanding at December 31, 2001                          59
      Common stock, $.02 par value; 75,000,000 shares authorized;
         5,369,098 and 5,281,523 shares issued and outstanding                      107,382        105,630
      Less common stock subscriptions receivable                                   (287,050)      (221,250)
      Treasury Stock, at cost; 72,050 and 63,500 shares at
         September 30, 2002 and December 31, 2001, respectively                    (363,511)      (289,532)
      Additional paid-in capital                                                  3,603,832      3,516,125
      Retained earnings                                                           2,524,336        904,257
                                                                               -------------  -------------
             Total stockholders' equity                                           5,584,989      4,015,289
                                                                               -------------  -------------

             Totals                                                             $10,909,090    $ 9,214,144
                                                                               =============  =============

See Notes to Condensed Consolidated Financial Statements.


                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                  Three Months Ended September 30   Nine Months Ended September 30
                                                  ------------------------------    ------------------------------
                                                           (unaudited)                        (unaudited)
                                                       2002            2001              2002            2001

                                                  -------------    -------------     -------------    -------------
Revenues:
       Advertising                                $  2,845,724     $  1,981,546      $  7,639,705     $  6,316,256
       Subscriber fees                               1,444,372          855,477         4,193,024        2,551,466
       Membership services                             919,051          737,678         2,656,073        2,430,447
       Trips and outings                               612,703          806,149           691,205          895,289
       Other income                                      8,788           28,092            70,714           78,138
                                                  -------------    -------------     -------------    -------------
            Total revenues                           5,830,638        4,408,942        15,250,721       12,271,596
                                                  -------------    -------------     -------------    -------------

Expenses:
       Satellite transmission fees                     589,624          568,581         1,762.057        1,672,859
       Advertising and programming                     903,213          631,755         2,123,201        1,752,055
       Trips and outings                               277,695          491,200           321,395          531,050
       Selling, general and administrative           2,818,836        2,320,531         7,742,431        7,593,175
                                                  -------------    -------------     -------------    -------------

            Total expenses                           4,589,368        4,012,067        11,949,084       11,549,139
                                                  -------------    -------------     -------------    -------------

Income  from operations                              1,241,270          396,875         3,301,637          722,457

Other income (expense):
   Gain on issuance of common stock of subsidiary                                          46,786
   Interest expense                                    (20,079)         (32,983)          (57,369)         (90,732)
   Interest income                                      19,461           23,331            54,125           75,461
                                                  -------------    -------------     -------------    -------------

Income before provision for
   income taxes and minority interest                1,240,652          387,223         3,345,179          707,186

Provision for income taxes                             493,017          166,000         1,316,112          303,000
                                                  -------------    -------------     -------------    -------------

Income before minority interest                        747,635          221,223         2,029,067          404,186

Minority interest in net income of
   consolidated subsidiary                             111,112           35,148           330,950          100,340
                                                  -------------    -------------     -------------    -------------

Net income                                             636,523          186,075         1,698,117          303,846

Preferred stock dividends                                                                 (90,038)
                                                  -------------    -------------     -------------    -------------

Net income applicable to common stock             $    636,523     $    186,075      $  1,608,079     $    303,846
                                                  =============    =============     =============    =============

Earnings per common share:
  Basic                                           $       0.12     $       0.04      $       0.30     $       0.06
                                                  =============    =============     =============    =============
  Diluted                                         $       0.11     $       0.03      $       0.28     $       0.05
                                                  =============    =============     =============    =============

Weighted average number of common shares outstanding:
  Basic                                              5,309,541        5,225,659         5,281,755        5,225,659
                                                  =============    =============     =============    =============
  Diluted                                            5,736,487        5,734,066         5,734,097        5,720,083
                                                  =============    =============     =============    =============


See Notes to Condensed Consolidated Financial Statements.

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended September 30,
                                                                -------------------------------
                                                                     2002             2001
                                                                -------------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                  $ 1,698,117      $   303,846
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                               523,935          398,656
        Provision for doubtful accounts                             188,145          382,043
        Deferred tax provision                                                       240,485
        Interest on stock subscription receivable                                    (19,939)
        Stock option compensation expense                                             56,250
        Common stock of subsidiary issued for services                9,015
        Gain on issuance of common stock of subsidiary, net         (40,329)
        Minority interest in net income of consolidated
           subsidiary                                               330,950          100,340
    Cash supplied (used) by changes in operating assets
        and liabilities:
        Accounts receivable                                        (953,695)        (189,183)
        Inventories                                                     169           52,080
        Other current assets                                         73,523         (130,834)
        Deposits and other assets                                     3,717           33,896
        Accounts payable and accrued expenses                      (329,649)        (300,881)
        Deferred revenues                                           444,744           17,697
        Deferred satellite rent obligations                         (51,165)         (51,165)
        Deferred compensation                                                         27,250
                                                                ------------     ------------

           Net cash provided by operating activities              1,897,477          920,541
                                                                ------------     ------------

Investing activities:
    Purchases of property, plant, and equipment                    (779,654)        (410,944)
                                                                ------------     ------------

Financing activities:
    Principal payments on long-term debt and capital leases        (195,525)        (408,560)
    Proceeds from long-term debt                                                     350,000
    Principal payments on stockholder loans                         (42,795)        (114,626)
    Purchases of 4,550 shares of treasury stock                     (73,979)         (66,799)
    Proceeds from exercise of stock options                          35,600
    Dividends paid on preferred stock                               (90,038)
                                                                ------------     ------------

           Net cash used in financing activities                   (366,737)        (239,985)
                                                                ------------     ------------

Net increase in cash and cash equivalents                           751,086          269,612

Cash and cash equivalents, beginning of period                    2,574,429        1,844,449
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $ 3,325,515      $ 2,114,061
                                                                ============     ============
Supplemental disclosure of noncash investing and
financing activities:
  Acquisition of equipment under capital lease obligations                       $   214,957
                                                                                    ============

  Common stock issued for purchase of inventory                                  $    18,750
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

Note 2.  Unaudited Interim Financial Statements

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2002 and its results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2001 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.  Earnings per share

              The Company has presented "basic" earnings per common share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period.

              The computations of diluted earnings per common share for the three and nine months ended September 30, 2002 and 2001 take into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the assumed conversion of all of the Company's outstanding shares of preferred stock prior to their actual conversion (see Note 5).

              The following table presents the calculation of the number of shares outstanding for the calculation of basic and diluted earnings per share in the three and nine months ended September 30, 2002 and 2001:

                                                              Three months  Three months  Nine months    Nine months
                                                                  Ended        Ended         Ended           Ended
                                                              Sept 30,2002  Sept 30,2001  Sept 30,2002   Sept 30,2001
                                                              ------------  ------------  ------------   ------------
       Weighted average common shares outstanding and basic
       earnings per common share                                5,309,541     5,225,659    5,281,755       5,225,659

       Dilutive effect of potential common shares issuable
       upon conversion of preferred stock                                        60,675                       60,675

       Dilutive effect of potential common shares issuable upon
       exercise of stock options and warrants, as adjusted for
       the application of the treasury stock method               426,946       447,732      452,342         433,749
                                                              ------------  ------------  ------------   ------------
       Diluted weighted average common shares
       outstanding and diluted earnings per
       common share                                             5,736,487     5,734,066    5,734,097       5,720,083
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

              Information with respect to these reportable business segments for the three months and nine months ended September 30, 2002 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Three months ended September 30, 2002

Trips and Outings           $   612,703      $   335,008      $ 1,129,773      $                $     8,888
The Outdoor Channel           4,212,573        1,121,901        8,482,485           76,861          215,500
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          1,005,362         (216,257)       1,296,832           97,785
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 5,830,638      $ 1,240,652      $10,909,090      $   174,646      $   224,388
                            ============     ============     ============     ============     ============

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Nine months ended September 30, 2002

Trips and Outings           $   691,205      $   369,810      $ 1,129,773      $    50,361      $    81,658
The Outdoor Channel          11,657,037        3,219,484        8,482,485          230,581          650,501
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          2,902,479         (244,115)       1,296,832          242,993           47,495
                            ------------     ------------     ------------     ------------     ------------

      Totals                $15,250,721      $ 3,345,179      $10,909,090      $   523,935      $   779,654
                            ============     ============     ============     ============     ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment Information (concluded)

              Information with respect to these reportable business segments for the three months and nine months ended September 30, 2001 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Three months ended September 30, 2001

Trips and Outings           $   806,149      $    48,873      $ 1,175,859      $    55,212      $    39,708
The Outdoor Channel           2,782,449          269,926        4,427,749           51,354           23,888
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales            820,344           68,424        3,442,709           40,017           19,675
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 4,408,942      $   387,223      $ 9,046,317      $   146,583      $    83,271
                            ============     ============     ============     ============     ============

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Improvements
                            ------------     ------------     ------------     ------------     ------------
Nine months ended September 30, 2001

Trips and Outings           $   895,289      $    70,866      $ 1,175,859      $   161,853      $   142,832
The Outdoor Channel           8,705,257          852,805        4,427,749          146,880          193,093
Membership sales
   of recreational
   prospecting and
   mineral rights and
   merchandise sales          2,671,050         (216,485)       3,442,709           89,923          290,019
                            ------------     ------------     ------------     ------------     ------------

      Totals                $12,271,596      $   707,186      $ 9,046,317      $   398,656      $   625,944
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

              During the quarter ended March 31, 2002, the Company called and completed the exchange of the remaining outstanding 58,725 shares of convertible exchangeable preferred stock into 58,725 shares of common stock.

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

              Under the terms of the Company's 1995 Stock Option Plan during the quarter ended September 30, 2002, the Company granted to employees of The Outdoor Channel, Inc. options to purchase 30,000 shares of common stock at a price of $10.00 per share which was higher than the market value of the Company's common stock at the grant date. The options vest over four years and expire in ten years.

              In addition during 2002, the Company entered into agreements with former employees for the exercise of stock options. The Company loaned the former employees $65,800 for the purchase of 20,450 shares of common stock. The receivable bears interest at 5% per year, has a maturity date of 18 months from the date of the agreement and is collateralized by 10,224 shares of the common stock pledged to the Company. The note receivable has been included in common stock subscriptions receivable as of September 30, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

During 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Since the only intangible assets owned by the Company have a definitive life, the adoption of the new standard did not have any effect on the accompanying condensed consolidated financial statements.

During 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of the new standard did not have any effect on the accompanying condensed consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Management does not believe that the adoption of Statement 146 will have a material impact on the Company's financial position or results of operations.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and trips and outings sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended September 30, 2002 were $5,830,638, an increase of $1,421,696, or 32%, compared to revenues of $4,408,942 for the quarter ended September 30, 2001. This increase was the result of changes in several items composing revenue. Advertising increased to $2,845,724 for the quarter ended September 30, 2002 from $1,981,546 for the quarter ended September 30, 2001, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased to $1,444,372 for the quarter ended September 30, 2002 from $855,477 for the quarter ended September 30, 2001, primarily due to increases in cable affiliate subscribers. Membership services increased to $919,051 for the quarter ended September 30, 2002 from $737,678 for the quarter ended September 30, 2001 due to the increased distribution of the Outdoor Channel.

     EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended September 30, 2002 were $4,589,368 an increase of $577,031, or 14%, compared to $4,012,067 for the quarter ended September 30, 2001, due to the net effect of The Outdoor Channel's personnel expenses advertising expenses, and professional fees increasing. Selling, general and administrative expenses increased to $2,818,836 for the quarter ended September 30, 2002, compared to $2,320,531 for the quarter ended September 30, 2001. Advertising and programming increased to $903,213 for the quarter ended September 30, 2002, compared to $631,755 for the quarter ended September 30, 2001, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees increased to $589,624 for the quarter ended September 30, 2002 compared to $568,581 for the quarter ended September 30, 2001, due to additional fixed contracts.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was higher as a percentage of revenues at 21% for the quarter ended September 30, 2002 compared to 9% for the quarter ended September 30, 2001. This was due primarily to an increase in advertising and subscriber sales at The Outdoor Channel for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     REVENUES. Revenues for the nine months ended September 30, 2002 were $15,250,721, an increase of $2,979,125, or 24%, compared to revenues of $12,271,596 for the nine months ended September 30, 2001. This increase was the result of changes in several items composing revenue. Advertising increased to $7,639,705 for the nine months ended September 30, 2002 from $6,316,256 for the nine months ended September 30, 2001, primarily due to an increase in advertising revenue on The Outdoor Channel. Subscriber fees increased to $4,193,024 for the nine months ended September 30, 2002 from $2,551,466 for the nine months ended September 30, 2001, primarily due to increases in cable affiliate subscribers. Membership services increased to $2,656,073 for the nine months ended September 30, 2002 from $2,430,447 for the nine months ended September 30, 2001, primarily due to increased distribution of the Outdoor Channel.

     EXPENSES. Expenses for the nine months ended September 30, 2002 were $11,949,084 a increase of $399,945, or 3%, compared to $11,549,139 for the nine months ended September 30, 2001, due to the net effect of The Outdoor Channel's personnel expenses along with advertising expenses increasing and bad debts along with legal expense decreasing. Selling, general and administrative expenses increased to $7,742,431 for the nine months ended September 30, 2002, compared to $7,593,175 for the nine months ended September 30, 2001. Advertising and programming increased to $2,123,201 for the nine months ended September 30, 2002, compared to $1,752,055 for the nine months ended September 30, 2001, due to The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees increased to $1,762,057 for the nine months ended September 30, 2002 compared to $1,672,859 for the nine months ended September 30, 2001, due to additional fixed contracts.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was higher as a percentage of revenues at 22% for the nine months ended September 30, 2002 compared to 6% for the nine months ended September 30, 2001. This was due primarily to an increase in advertising and subscriber sales at The Outdoor Channel for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

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

     Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many other channels, it has, to date, achieved full visibility in the cable and direct broadcast satellite ("DBS") industries. The Outdoor Channel is committed to converting visibility for the Channel's programming into greater distribution into cable and direct DBS households. Greater distribution will allow The Outdoor Channel to charge higher advertising rates, command higher subscriber fees from cable and DBS affiliates, attract more advertisers and receive greater revenues for the Company's products.

     To accomplish the objective of obtaining increased distribution, the Channel seeks to sign national carriage agreements with multi cable system operators ("MSOs") and DBS systems and thereafter carriage agreements with the MSOs' individual cable affiliates. Efforts to obtain distribution for The Outdoor Channel are broad based and are not limited to areas where there are the greatest number of outdoor enthusiasts. As of October 2002, The Outdoor Channel was launched on approximately 4,539 cable and DBS systems with availability to approximately 54 million households of which The Outdoor Channel has approximately 17.3 million subscribers. From January 1, 2002 to October 1, 2002, the Channel grew by approximately 4.1 million cable and DBS subscribers.

     In August 2002, the Company retired the remaining balance of approximately $29,000 due on its Junction Bar Placer property. The Company now owns all of its properties free and clear of any mortgages.

     The Outdoor Channel is deemphasizing its exploration of strategic partners and other strategic alternatives. In August 2002, the Company's engagement with Bear Stearns & Company, Inc., a Wall Street investment bank expired.

     In September 2002, The Outdoor Channel signed a national affiliation agreement with DirecTV, the largest Direct Broadcast Satellite ("DBS") distributor in the United States. The Outdoor Channel was launched on DirecTV on October 1, 2002, and is available a la carte and on DirecTV's Sports Pack.

     As of October 2002, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is also meeting its short-term cash flow requirements and is profitable. As of July 24, 2002, The Outdoor Channel has obtained a $1,000,000 line of credit from its bank for business purposes. As of October 2002, The Outdoor Channel has not utilized the line of credit. Management believes that the Company's existing cash resources and anticipated cash flow from operations will be sufficient to fund the Company's operations at current and moderately expanded levels for the next twelve months. In the event that the Company desires to grow at an accelerated rate, to the extent that its anticipated cash flow is insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and intends to make further improvements to some of its other properties. At the current level of operations, the Channel has increased its promotional activities and augmented its professional staff.

     Since July 30, 1997, the Company's Common Stock has been traded on the NASD's over the counter Bulletin Board under the symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including internet sites on America On Line, Yahoo Finance and cnbc.com.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the design and operations of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     Exhibit
     Number

     None.

(b)      Reports on Form 8-K

           None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBAL OUTDOORS, INC.
                                        (Registrant)

Dated:  November 13, 2002                   By:    /S/ PERRY T. MASSIE
                                            ----------------------------
                                            PERRY T. MASSIE,
                                            President and Chief
                                            Executive Officer

Dated:  November 13, 2002                   By:    /S/ MARK C. CORCORAN
                                            ----------------------------
                                            MARK C. CORCORAN,
                                            Controller
                                            (Chief Accounting Officer)

     CERTIFICATION

I, Perry T. Massie, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Global
Outdoors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002  /s/ Perry T. Massie
                         -----------------------------------------------
                         PERRY T. MASSIE, Chief Executive Officer

CERTIFICATION

I, Richard K. Dickson II, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Global
Outdoors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exhchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002  /s/ Richard K. Dickson II
                         -------------------------------------------------------
                         RICHARD K. DICKSON II, Interim Chief Financial Officer and Chief Operating Officer