Form 10KSB
period 2002-12-31
GLOBAL OUTDOORS INC
filed 2003-03-31
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2002
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

Commission file number :  0-17287

                              GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            ALASKA                                    33-0074499
--------------------------------            ------------------------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $21,392,945

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         On March 21, 2003, 943,190 shares of voting Common Stock were held by non-affiliates of the registrant. On Said date the aggregate market value of such Common Stock was $9,196,102.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                           Number of Shares Outstanding
             Class                              at March 28, 2003
--------------------------------         --------------------------------
         Common Stock                               5,369,098

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

         None.

         Transitional Small Business Disclosure Format (check one):

         Yes [  ]   No [X]

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTORY

The following information includes forward-looking statements. Actual results could differ materially. The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth; (2) estimate regarding the size of target markets; (3) Nielsen Media Research estimates regarding total households and cable and satellite homes subscribing to The Outdoor Channel. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our programming and services; (2) our ability to establish and expand direct and indirect distribution channels; (3) competition from a better financed entrant into The Outdoor Channel's niche.

GENERAL

         Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, recreational gold prospecting and related life style programming. Launched as a part-time network in June 1993, The Outdoor Channel progressed to a full-time channel in April 1994 and since then has continued to develop its management, programming, distribution and revenue. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include:
LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with approximately 7,000 members and properties in California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 32,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips Division sponsors unique recreational prospecting trips to California's Motherlode area and to the Company's 2,300 acre camp, located 11 miles west of Nome, Alaska. In February 1995, the Company acquired 100% of GPAA. At the time of the acquisition, GPAA in addition to its other interests owned The Outdoor Channel. The Company was incorporated in Alaska on October 22, 1984.


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

         EXPLORE STRATEGIC ALTERNATIVES: The Company will continue to explore strategic alternatives such as an investment from a larger entity in its industry to bolster its growth and enhance value as situations present themselves. The Company has de-emphasized considering strategic alternatives.


THE OUTDOOR CHANNEL

         The Outdoor Channel, Inc. ("The Outdoor Channel") was incorporated under the laws of the State of Nevada on December 10, 1990, under the name Gold News Network, Inc., as a wholly owned subsidiary of GPAA. Initially, GPAA produced the "Gold Prospector Show." In early 1993, due to the success of the Gold Prospector Show, GPAA decided to launch a satellite television network. Not wanting to limit the scope of the nascent channel to gold prospecting, it was decided to name the channel, The Outdoor Channel. To reflect the diversity of programming The Outdoor Channel had achieved, in July 1994, the Channel's incorporated name was changed to The Outdoor Network, Inc. In December 1996, the incorporated name was changed to its present name, The Outdoor Channel, Inc.

         Since 1999, the Channel has supported itself solely through its own revenues. As of March 28, 2003, the Company owned approximately 84% of the Common Stock of The Outdoor Channel. In the event all outstanding options to purchase Common Stock in the Channel were exercised the Company would own approximately 68% of The Outdoor Channel.

         The Outdoor Channel is a premier provider of a full range of quality programming related to traditional outdoor activities and is one of the only television networks whose programming specifically targets the interests and concerns of millions of persons interested in traditional outdoor activities. The Outdoor Channel provides the Company, as well as other advertisers, with a cost effective means to promote goods and services to a large and focused market. In addition, The Outdoor Channel affords cable and DBS operators the opportunity to both attract subscribers from a significant market segment not specifically targeted by other programming services and respond to viewers' demands for more outdoor-related programming.


DISTRIBUTION AND CABLE SUBSCRIBERS

         The Outdoor Channel's programming is offered by means of cable and DBS subscriptions. Nielsen Media Research ("Nielsen") estimates that in the United States approximately 73.4 million households have cable television. The two major DBS providers estimate they reach 19 million households. Digital programming services offered by many cable operators has greatly increased the programming capacity for these operators. The Outdoor Channel has received and is continuing to receive launches on these digital services including those provided by Time Warner Cable and Comcast. As of March 1, 2003, The Outdoor Channel is available to approximately 57 million households, of which, the Channel has approximately 21.5 million subscribers according to Nielsen estimates.

         The Outdoor Channel transmits all of its programs from its production facility located in Temecula, California by means of a master control room that is linked via fiber optic cable to an earth station transmitting antenna (an "up-link"), which The Outdoor Channel leases under a service agreement. The up-link facility transmits The Outdoor Channel's programming signal over an orbiting PanAmSat Galaxy 10R satellite transponder to cable system head-end receiving antennae and satellite dishes throughout the United States, Canada, and Mexico/Central America. The Outdoor Channel has editing equipment at its production facility which is used to assemble programs that are produced in-house, edit acquired programming and insert advertising spots. The Channel also has a state-of-the-art television studio at its production facility from which some of its in-house programming is produced. The Outdoor Channel, pursuant to an amendment to its lease with PanAmSat has a twelve year term on Galaxy 10R. The Channel's lease with PanAmSat also includes provisions for in-orbit backup of the Channel's signal, when such backup is available. The Company has not contracted for in-orbit backup from PanAmSat. Beginning March 1, 2002, the Channel began transmitting a digital signal of its programming. In the fourth quarter of 2002, the Channel began transmitting an additional west coast digital signal. The signals are being transmitted simultaneously along with its normal analog signal to the same satellite transponder. Management is planning to transition all of its affiliates to the digital signal by the middle of 2003.

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

         DBS providers, such as EchoStar and DirecTV represent additional potential distribution of The Outdoor Channel. The Outdoor Channel is currently negotiating the renewal of its affiliation agreement with EchoStar which expired in December 2001 EchoStar is paying us on a new rate card and is regular in making payments. The Channel is allowing The Outdoor Channel to be carried on the Dish Network pursuant to an understanding that there will be a renewal of the affiliation agreement. The Channel has an affiliation agreement with DirecTV, which is the largest DBS distributor in the United States. The Outdoor Channel launched on DirecTV on October 1, 2002. Currently the Channel is in negotiations with two significant customers (MSO's) who are out of contract.

         The Outdoor Channel receives revenue in the form of subscriber fees from cable and DBS distributors that provide the Channel to their customers. In 2002 those subscriber fees amounted to $6,070,897.

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

         The Company intends to continue its promotional activities, such as attending regional and local cable trade shows and advertising in trade magazines in order to increase cable industry awareness of The Outdoor Channel. In addition, the Channel is also continuing its consumer awareness program whereby it has taken out full-page advertisements in selected magazines with a traditional outdoor focus. The Outdoor Channel also promotes consumer and industry awareness by sponsoring several professional athletes. The Outdoor Channel sponsors Tony Raines in the NASCAR Busch Series and co-sponsors him in the Winston Cup Series. The Outdoor Channel sponsors Joe Thomas on the BassMasters fishing tour and is a signature sponsor of the Championship Bull Riders Association.


ADVERTISING

         The Company derived approximately $10.9 million in advertising revenue for the year ended December 31, 2002, from cash sales of advertising time on The Outdoor Channel and publications such as the Gold Prospector magazine. The Channel has a fixed number of commercial spots that can be sold to advertisers. Currently, there is more demand for the Channel's time than it has available resulting in 100% of the spots being sold. The Company anticipates that it will continue to derive a substantial portion of its revenue from the sale of advertising time and that the rates for advertising time will increase accordingly.

         In the spring of 2002, Nielsen started measuring ratings data for the Channel's programming. Nielsen assembles ratings information on the programming of all the major broadcast and cable networks. Prior to having Nielsen ratings The Outdoor Channel did not have industry accepted statistics to show potential advertisers the number of households Channel programs were delivering. The Company believes that with published Nielsen ratings, it will encourage a wider diversity of advertisers to consider advertising on The Outdoor Channel.

         In addition, the Company believes that The Outdoor Channel will benefit from the trend in advertising strategies toward greater market segmentation. The Company believes that a significant number of major national advertisers of outdoor-related products and services are dedicating a larger share of their advertising budgets to target the consumer interested in outdoor-related activities, in an effort to increase their share of this large market. The 2001 National Survey of Fishing, Hunting, and Wildlife conducted by the U.S. Fish & Wildlife Service reported that over 82 million U.S. residents 16 years and older fished, hunted or watched wildlife in 2001 and spent $108 billion in 2001. Therefore, the Company believes that advertisers, including manufacturers and providers of outdoor-related products and services, will increasingly advertise on The Outdoor Channel because it will provide them with a cost effective means to reach a significant number of consumers interested in outdoor-related activities. According to Nielsen's demographic data, The Channel delivers a high concentration of males age 25-54, which is one of the most coveted demographics to the advertising industry.

         Advertising time on The Outdoor Channel is marketed and sold by The Outdoor Channel's advertising sales department. The Outdoor Channel also utilizes the services of independent sales representatives.


PROGRAMMING

         The Outdoor Channel's programming is focused on providing entertainment, education, consumer values and a balanced approach to the use of outdoor natural resources. The Outdoor Channel produces its programs with the traditional outdoor enthusiast in mind, often after considering suggestions and recommendations of its viewers. Therefore, The Outdoor Channel believes that its programming, as opposed to its closest competitors' programming, accurately represents the values and interests of the traditional outdoor community.

         The Outdoor Channel acquires programs from independent film and television production companies and produces programs utilizing in-house staff and facilities. The Outdoor Channel exhibits the acquired productions pursuant to licensing agreements with suppliers who generally own the copyrights to such programming. Licenses to air acquired programming generally run for a calendar quarter to one year and entitle The Outdoor Channel to show each episode several times. Approximately 90% of the Channel's programming is nationally exclusive to the Channel. Examples of programming acquired from third parties include "Turkey Country," "Bushnell's Secrets of the Hunt," "Snowmobiler TV," and "American Outdoorsman." Approximately 15% of the Channel's programming is owned by the Channel co-produced with third parties or produced in-house, examples of which, include "Out in the Country," "The Outdoor Channel Rodeo Roundup," "Prospecting America," "Inside R/C," "Circle of Honor," "American Rifleman Television," and the "Iditarod" Special. The Outdoor Channel has also established and branded programming blocks such as "Monday Night Fishing," "Tuesday Night Pursuits (i.e. hunting)," and "Wednesday Night Horsepower (i.e. autos and horses)."

         In 2003, the Company plans to produce and acquire additional programming for The Outdoor Channel which the Company believes will enable it to obtain greater distribution and increase advertising rates. The Channel currently has eight new original programs in development including "American Handgunner," "American Shotgunner," "Championship Bull Riding" and "Jim Zumbo's Outdoors."


MARKETING

         In 1998, the Company entered a ten year contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Company has the option to renew this contract for two five year periods and as of January 2003, has renewed the second five year option on this contract. Because it owns other outdoor related businesses, The Outdoor Channel affords the Company the unique opportunity to market and sell its own outdoor-related products and services. As the Channel continues to achieve greater name recognition and distribution, the Company anticipates that it will be able to increase sales of its products and services, as well as the sale and exclusive distribution of products produced by third parties. However, there can be no assurance that this will be the case. The Company believes this contract is presently beneficial to the Company and a significant asset of the Company.

         Outdoor-related products and services currently marketed by the Company on The Outdoor Channel include those of Lost Dutchman's, GPAA and the Trips Division.

         The Channel continued its advertising and marketing efforts in 2002 to consumers, potential affiliates, and potential advertisers. Consumer marketing has been concentrated in outdoor publications, outdoor radio shows and at sporting events including the NASCAR Busch Series, Championship Bull Riding, fishing tournaments and booths at outdoor trade shows. These efforts expose the Channel's brand to millions of sportsmen across the country. The Channel has also increased its affiliate marketing staff and budget, targeting cable systems which presently do not carry the Channel. Management of the Channel believes that the combination of the increase in consumer and affiliate marketing has resulted in an increase in subscribers to the Channel. These ongoing marketing efforts will continue in 2003.

         LOST DUTCHMAN'S

         Lost Dutchman's is a national recreational gold prospecting campground club, with campgrounds in California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina. Lost Dutchman's currently has approximately 7,000 members. Lost Dutchman's memberships cost up to $5,000 with annual maintenance dues presently set at $120; however, significant discounts are available to those members who purchase memberships at Company sponsored outings or trade shows.

         Lost Dutchman's members are entitled to use any of the fourteen campgrounds owned by the Company or by an affiliated organization, pursuant to a mutual use agreement between the Company and such organization. Members are entitled to keep all gold found while prospecting on any of the Company's properties. The Company is committed only to those duties which would be required as an absentee owner of raw land, such as the payment of property taxes. Eight of the properties have a caretaker, the caretaker's job is to provide minor repairs and maintenance such as keeping the weeds down, cleaning bathrooms and other facilities, if any, and generally taking care of the property and the campers. It is worthy of note that in many instances, when a major improvement has been made to a property such as a building, a clubhouse or road, that Lost Dutchman's members have contributed both labor and materials towards its construction so that the Company had lower costs on the project. It is the Company's intention to actively acquire and develop additional recreational properties and to add recreational facilities and improvements at current camps.

         In addition to advertising on The Outdoor Channel, the Company markets Lost Dutchman's memberships by advertising at trade conventions and in the Gold Prospector Magazine published by the Company. In addition, the Company targets the 150,000 former and present members of GPAA as well as participants in the Trips Division's expeditions as potential members of Lost Dutchman's.

         GPAA

         GPAA is the largest recreational gold prospecting club in the world, with approximately 32,000 active members. GPAA publishes an annual Claims Club Membership Mining Guide and quarterly updates that are provided to Claims Club Members. The Membership Guide contains detailed information on several hundred mining claims and leases comprising approximately 100,000 acres that are available to members. Five of the leases have a caretaker, the caretaker's job is to provide minor repairs and maintenance such as keeping the weeds down, cleaning bathrooms and other facilities, if any, and generally taking care of the property and the miners. GPAA also publishes the bi-monthly Gold Prospector magazine that contains approximately 100 pages of gold prospecting and treasure hunting information and has a distribution of approximately 60,000 copies. GPAA operates gold prospecting trade shows and conventions, from which the Company derives revenue from admissions and booth rentals, and sells recreational gold prospecting-related merchandise.

         GPAA's initial memberships cost $79.50. Members are entitled to receive a 14" gold pan, an annual subscription to the Gold Prospector magazine, an annual subscription to the quarterly Pick & Shovel Gazette, the GPAA Claims Club Membership Mining Guide which currently contains over 500 pages of information and a Claims Club Prospecting Permit as well as related merchandise. Annual renewal membership fees range from $20 to $59.50 plus shipping. The Company markets and advertises GPAA memberships and products on The Outdoor Channel. GPAA also produces the Gold Fever and Prospecting America television shows which air on The Outdoor Channel, as well as, several other selected markets.

         THE TRIPS DIVISION

         The Trips Division offers unique recreational gold prospecting trips to residents of the United States and Canada. The principal trip offered by the Trips Division is the annual trip to Alaska, the fees for which are up to $1,950 per week and $950 per additional week, including round-trip transportation to Nome, Alaska from Seattle, Washington. The Alaska Trip crew usually arrives in early June with the camp closing in mid August. The Alaskan expedition begins in Nome, Alaska where participants are taken to the Company's 2,300-acre camp on the Cripple River adjacent to the Bering Sea. In 2002, the Alaska trip had approximately 295 participants, and the Company expects that the number of participants will increase in the future due to the Company's increased advertising and marketing efforts on The Outdoor Channel, as well as advertisements in the Gold Prospector magazine, the Gold Prospectors' Show, Prospecting America, and Gold Fever Show. Current bookings for the 2003 summer season are ahead of bookings for 2002.

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


COMPETITION

         There is intense competition for viewers among companies providing programming services via cable television and through other video delivery systems. There are approximately 120 programming services of which 60 or so are ad-supported, nationally distributed and Nielsen rated. The Outdoor Channel is ad-supported and distributed nationwide by satellite to cable systems. The Outdoor Channel competes for advertising revenues with other national cable programming services, broadcast networks, local over-the-air television stations, broadcast radio and the print media. The Outdoor Channel's closest direct competitors are the Outdoor Life Network and to a lesser extent, The New TNN and ESPN2. The Outdoor Channel believes that while its closest competitor has a similar name there is a substantial difference between the two networks. The Outdoor Channel emphasizes traditional outdoor activities such as fishing and hunting while the other network features a significant amount of outdoor competitive sports and nature observation. The Outdoor Channel believes that its closest competitor is well funded and well connected but believes this benefits The Outdoor Channel since it will serve as a barrier to competition for future programmers in this niche. On the other hand, as The Outdoor Channel becomes more established, it is possible that a lower cost channel will attempt entry in this niche. More generally, The Outdoor Channel competes with various other leisure-time activities such as home videos, movie theaters, and other alternative forms of information and entertainment.

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

         The Outdoor Channel has positioned itself with cable operators as the lower cost provider in its niche. The Company believes that The Outdoor Channel is receiving higher ratings than its closest competitor due to the Channel's superior outdoor programming. The Company believes that it has an advantage over its competitors in attracting advertisers of outdoor-related products and services because the Company, unlike its competitors, offers its advertisers exposure through a programming format which focuses exclusively on the traditional outdoor lifestyle of hunting, fishing, shooting sports and related outdoor activities. In addition, while developments such as digital compression and new distributors in the cable marketplace may have the effect of increasing competition for The Outdoor Channel, they also create tremendous potential for additional distribution for the network.

         The Company is not aware of any other company that is in direct competition for the type of recreational activity it provides through the Alaska Trip. Global believes it has an advantage in promoting its trip in Alaska due to its association with the GPAA and its ability to utilize the Gold Prospector magazine, The Outdoor Channel and the Company's gold shows. Persons planning an Alaska gold prospecting venture would be expected to evaluate other camps in Alaska, as well as the option of undertaking a trip not associated with a group. The table below lists the approximate number of participants in the "Alaska Trip" since 1997.

                  Year                Participants
                  ----                ------------
                  1997                     430
                  1998                     317
                  1999                     345
                  2000                     375
                  2001                     395
                  2002                     295

         In a broad sense, the Company's "Alaska Trip" is an expedition for study in Alaskan geology with equal emphasis on the educational and recreational aspects of this far northern property. Its competition thus includes other sources of recreational activities.

         While Lost Dutchman's has numerous campground competitors, it is the only campground club the Company is aware of that has a theme, namely gold prospecting. It has been estimated that there are approximately 15,000 campgrounds in the United States of which approximately 600 are membership campgrounds such as Lost Dutchman's. For instance, there are Thousand Trails/NACO, Outdoor World and Thousand Adventures. It is believed that these companies compete primarily by quality of facilities and amenities offered. By contrast, Lost Dutchman's has rustic facilities and few amenities and seeks to attract persons who are interested in gold prospecting, hands on outdoor activities and wish to be part of a club in a safe family oriented environment.

EMPLOYEES

         As of December 31, 2002, the Company, not including The Outdoor Channel, had a total of 32 employees of which 30 were full time. The Outdoor Channel had a total of 65 employees of which 1 was part time. The Company also engages the services of additional employees during the Alaskan trip offered by the Trips Division. During 2002, the Company engaged the services of approximately eight such seasonal employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


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

         FEDERAL CABLE REGULATION

         In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which provides, among other things, for a "must carry" regime for local broadcast stations (which requires the mandatory carriage of certain broadcast stations and payments by cable operators to other broadcast stations for retransmission of their signals in some instances), for channel positioning rights for certain local broadcast stations, for limits on the size of MSOs, for limits on carriage by cable systems and other video distributors of affiliated program services, for a prohibition on programmers in which cable operators have an "attributable interest" from discriminating between cable operators and their competitors, or among cable operators, and for increased competition in video programming distribution (both within the cable industry and between cable and competing video distributors). In addition, the 1992 Cable Act requires the FCC to establish national guidelines for the rates that cable operators subject to rate regulation may charge for basic cable service and certain other services and to establish guidelines for determining when cable programming may not be provided exclusively to cable system operators. In 1996, Congress enacted the most comprehensive rewrite of telecommunications law since the Communications Act of 1934, reversing or modifying many of the provisions of the 1992 Act. Among other things, the legislation allows cable and telephone industries into each other's markets and phased out federal cable rate regulation in most instances. Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect The Outdoor Channel. The Company is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on The Outdoor Channel's operations.

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


INTELLECTUAL PROPERTY

         "The Outdoor Channel(R)" is a registered trademark of The Outdoor Channel.


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


STANTON PROPERTY

         The Stanton property consists of 35 patented acres and is located approximately 50 miles northwest of Phoenix, Arizona. It is contiguous with 85 acres owned by an affiliated organization with which the Company has a mutual use agreement. Either on the Company's property or the other organization's property there are sanitary facilities, showers, club house, pool room, card room, library, kitchen area with sink, water and electric outlets, 70 sites for hookups and parking for several hundred self contained units. The camp's office is staffed with a caretaker. Gold is present throughout the property from surface to bedrock. Significant sanitary facility and other improvements were completed in 2001. Additional improvements are planned for 2003, including 30 additional RV hookup sites.


BURNT RIVER/CAVE CREEK

         The Burnt River Camp consists of 135 patented acres and the adjacent Cave Creek property consists of 32 patented acres. These properties are located in eastern Oregon and have a clubhouse, sanitary facilities, dump station, restrooms, showers and a caretaker who lives on site. There is dredging and highbanking along the Burnt River. The Cave Creek property is a slender parcel of land that takes in about one mile of Cave Creek, providing abundant ground for recreational prospecting.


VEIN MOUNTAIN CAMP

         The Vein Mountain Camp, located in West Central North Carolina approximately 7 miles from the town of Marion, was acquired in February 1996. The Camp consists of 130 deeded acres located in the middle of North Carolina's Mother Lode. Between 1829 and 1830 seven pound nuggets were reported to have been taken from the property. During the same era a 28 pound nugget and 200 pound mass of gold and quartz were reported to have been taken within several miles of the property. There presently are some improvements to the property including two pole barns, outhouse, water well and telephone. Vein Mountain has a caretaker who lives on site. In 2002 the Company made the following improvements to the property: bathrooms, laundry room, and showers. During 2003 we intend on building a new clubhouse. There is camping for up to 250 self-contained recreational vehicles.


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

(c) Not Applicable

(d) Not Applicable


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Global's Common Stock is listed for trading on the NASD's over the counter Bulletin Board under the trading symbol "GLRS." The following table sets forth for the quarters indicated the reported high and low closing sales prices.

                                                High                Low
                                                ----                ---

         2001           First Quarter           8.12               4.03
                        Second Quarter          8.25               6.35
                        Third Quarter          10.00               6.75
                        Fourth Quarter         10.00               7.00

         2002           First Quarter          11.20               7.80
                        Second Quarter         11.35               8.50
                        Third Quarter          10.05               7.00
                        Fourth Quarter         10.03               7.50

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

         In January 2002 options to exercise 8,450 shares were exercised by a former employee at the exercise prices of $3.00 and $4.00 per share. Said shares were paid for by a secured loan from the Company. In May 2002 options to exercise 12,400 shares were exercised by two former employees at exercise prices of $3.00 and $4.00 per share. 12,000 shares were paid for by a secured loan from the Company. 400 shares were paid for by cash. In October 2002, options to exercise 11,000 shares were exercised by consultants to the Company at exercise prices of $3.00 and $4.00 per share. Said shares were paid for by cash.

         The issuance of shares was based upon the exemption from registration under the Securities Act of 1933 as a non-public offering pursuant to Section 4(2) of the Act.

         Global's Preferred Stock was issued as Convertible Exchangeable Preferred Stock. The Preferred Stockholders had the right, at any time, to convert their Preferred Stock to Common Stock and, conversely, Global had the right, at any time after March 31, 1991, to exchange the Preferred Stock for Common Stock. On February 20, 2002, Global called its Preferred Stock for exchange. Each share of Preferred Stock was exchanged for one share of Common Stock. The exchange was effective on March 25, 2002, at which time all the outstanding Preferred Stock was deemed exchanged for Common Stock. Immediately before the Preferred Stock was called for exchange there were 58,725 shares of Preferred Stock outstanding. After the exchange was effective, there was no Preferred Stock outstanding and an additional 58,725 shares of Common Stock was issued.

         As of December 31, 2002, Global had 957 shareholders of record of its Common Stock.


EQUITY COMPENSATION PLAN INFORMATION

         The following table provides details of our equity compensation plans at December 31, 2002:

                                        Number of Securities to be                                Number of
              Number of Securities      Issued Upon Exercise of       Weighted Average     Securities Remaining
   Plan      Authorized for Issuance       Outstanding Options,       Exercise Price of         Available for
 Category   Securities Under the Plan      Warrants, or Rights       Outstanding Options       Future Issuance
 --------   -------------------------      -------------------       -------------------       ---------------
Plan 1               115,000                     115,000                    $2.50                        0
Plan 2               285,000                     235,000                    $2.25                   50,000
Plan 3               500,000                     350,200                    $3.50                  117,650
            --------------------------------------------------------                       --------------------
                     900,000                     700,200                                           167,650
            ========================================================                       ====================


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information includes forward-looking statements, the realization of which may be impacted by certain factors discussed in Item I.

GENERAL

         The Company has been selling its GPAA club memberships since its incorporation in 1984. From 1968 to 1984, GPAA memberships were sold by the proprietorship owned by the Company's founders. GPAA membership sales took a marked upswing in 1992 in conjunction with the airing of the "Gold Prospector Show," a show the Company has owned and produced since 1990. During 1992, the "Gold Prospector Show" was broadcast on various television and cable channels, for which the Company purchased air time. In 1993, GPAA launched The Outdoor Channel and, since then, broadcasts of the "Gold Prospector Show" and related sales of GPAA memberships have occurred almost exclusively on The Outdoor Channel. The Company intends that The Outdoor Channel be used as a primary vehicle to promote the Company's services and products and anticipates that it will be a factor in the future growth of GPAA, Lost Dutchman's and the Trips Division. In that regard, the Company entered into a long term contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty, sixty second advertising spots per week. The Company owns approximately 84% of The Outdoor Channel. In the event all outstanding options to purchase Common Stock in the Channel were exercised, as of March 25, 2003, the Company would own approximately 68% of The Outdoor Channel (See Note 8 to the Consolidated Financial Statements).

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

         As of March 1, 2003, The Outdoor Channel was carried on approximately 4,900 affiliated cable systems and the two major DBS providers representing a potential of approximately 57 million households, of which, the Channel has approximately 21.5 million subscribers according to Nielsen estimates. The Outdoor Channel is not dependent on one or a few MSOs due to the numerous different cable systems carrying The Outdoor Channel. The Outdoor Channel has affiliation agreements with most of the top 100 MSOs. The Channel's list of affiliates includes Cox, Time-Warner and Comcast, the three largest cable operators in the country. In fact the Channel has affiliation agreements with the top 5 nationally distributed MSOs. The Company believes that it will be able to enter into more agreements with local operators in the future as a result of increased installation of new cable distribution systems and the expected significant expansion of channel capacity of existing cable systems. This expansion is being greatly assisted by the significant expansion of digital cable whereby operators are able to add more channels to the same bandwidth. In addition, the Company intends to continue its promotional activities, such as attending regional and local cable trade shows and advertising in trade magazines in order to increase cable industry awareness of The Outdoor Channel. The Outdoor Channel is continuing its consumer awareness campaign whereby it has taken out full-page advertisements in selected magazines with a traditional outdoor focus, sponsors a NASCAR driver, a professional fisherman, and radio programs.

         In 1999, The Outdoor Channel launched on EchoStar Satellite Corporation's ("EchoStar") Dish Network. The Outdoor Channel is currently negotiating the renewal of its affiliation agreement with EchoStar which expired in December 2001. The Channel is allowing it's programming to be carried on the Dish Network pursuant to an understanding that there will be a renewal of the affiliation agreement. EchoStar is paying The Outdoor Channel on a new rate card and is regular in making payments.

         In January 2002, The Outdoor Channel signed a national affiliation agreement with Comcast Corporation, the largest MSO in the United States with approximately 22 million subscribers and renewed its affiliation agreement with the National Cable Television Cooperative, which is an association of small to mid-size cable operators representing approximately 13 million households. The Channel's contract with NCTC includes the vast majority of independent cable operators.

         In March 2002, The Outdoor Channel entered into an agreement with Nielsen Media Research to provide ratings data for the Channel's programming. The Company believes that with published ratings, it will encourage a wider diversity of advertisers to consider advertising on The Outdoor Channel.

         In September 2002, The Outdoor Channel signed a national affiliation agreement with DirecTV, the largest DBS distributor in the United States. The Outdoor Channel was launched on DirecTV on October 1, 2002, and is available a la carte and in the DirecTV's Sports Pack.

         The Company is deemphasizing its exploration of strategic partners and other strategic alternatives. In August 2002, the Company's engagement with Bear Stearns & Company, Inc., a Wall Street investment bank expired.

         In January 2002, the Company retired the remaining balance due on its Stanton, Arizona property of approximately $38,000. In August 2002, the Company retired the remaining balance of approximately $29,000 due on it Junction Bar Placer property. The Company now owns all of its properties free and clear of any mortgages.

         The Company's Common Stock is traded on the NASD's over the counter Bulletin Board under trading symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including numerous Internet sites such as America Online, Yahoo! Finance and cnbc.com.


CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

         REVENUE RECOGNITION. Merchandise sales for the Company are recognized when the product is shipped and collection of the receivable is probable. Lost Dutchman's campground membership sales are generally recognized on a straight-line basis over the estimated average life (7 years) of the membership. The Company does not record any receivables arising under these contracts due to the uncertainty of collection. Accordingly, revenues recognized do not exceed the total cash payments received and cash received in excess of revenue earned is recorded as deferred revenue. The majority of GPAA membership sales are for one year and are generally recognized in the year of sale. Multi-year GPAA membership sales are recognized on a straight-line basis over the life of a membership or an estimated life of 15 years for a lifetime membership. Advertising revenues for The Outdoor Channel are recognized when the advertisement is aired. Advertising revenues from advertisements in the Company's bi-monthly magazine are recognized when the magazine is distributed. Revenues from the "Alaska Trip" are recognized when trips are taken in June through August each year. Revenues from outings and gold shows are recognized at the time of the event. Subscriber fees for The Outdoor Channel are recognized in the period the programming is aired by the distributor and collection is probable.

         LONG-LIVED ASSETS. Long-lived assets, such as property and equipment and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicated that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets specific criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

         ACCOUNTS RECEIVABLE. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, trade publications regarding the financial health of its larger customers and changes in customer payment terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial condition of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.

         DEFERRED TAX ASSETS. The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


RECENT ACCOUNTING DEVELOPMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Management does not believe that the adoption of Statement 146 will have a material impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS No. 148 are effective for annual periods ending December 15, 2002, and for interim periods beginning after December 15, 2002. Management does not believe that the adoption of SFAS 148 will have a material impact on the Company's financial position or results of operations.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

         REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, product sales and the Trips and Outings Division sales. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Advertising fees are primarily related to The Outdoor Channel business segment. Subscriber fees are derived solely from programming related to The Outdoor Channel business segment. Total revenues for the year ended December 31, 2002 were $21,392,945, an increase of $4,159,408 or 24%, compared to revenues of $17,233,537 for the year ended December 31, 2001. This increase was primarily the result of an increase in advertising revenues and subscriber fees. Advertising revenues increased substantially to $10,969,086 for the year ended December 31, 2002 compared to $8,644,609 for the year ended December 31, 2001, due primarily to an increase in advertising rates at The Outdoor Channel. Subscriber fees increased significantly to $6,070,897 for the year ended December 31, 2002 compared to $3,873,902 for the year ended December 31, 2001, due primarily to the increase in the number of subscribers The Outdoor Channel obtained from a cross section of programming distributors. Membership services decreased to $3,645,734 for the year ended December 31, 2002, compared to $3,793,660 for the year ended December 31, 2001, which the Company believes is due primarily to the decrease in membership numbers for Gold Prospectors of America in 2002. Revenues from the trips and outings substantially decreased to $707,228 for the year ended December 31, 2002 compared to $921,366 for the year ended December 31, 2001, which the Company believes is due primarily to a decrease in participants on the Alaska trip. Decreases in membership sales and Alaska trip sales are also believed to be due to the softened economy throughout 2002 and traveling unease.

         EXPENSES. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses, bad debts and general overhead. Expenses for the year ended December 31, 2002 were $16,817,460, an increase of $1,267,192 or 8%, compared to
$15,550,268 for the year ended December 31, 2001. This increase in expenses was due to the several factors. Selling, general and administrative expenses increased substantially to $9,730,768 for the year ended December 31, 2002, compared to $8,850,853 for the year ended December 31, 2001. This increase was due primarily to overall growth at The Outdoor Channel which, among other items, resulted in significant increases in personnel related costs including bonuses. Bad debts expense decreased by a very large amount to $256,922 for the year ended December 31, 2002, compared to $1,311,641 for the year ended December 31, 2001, due primarily to the default of the Company's long form advertising wholesaler and to a lesser degree to several short form and producer customers in 2001. The advertising wholesaler's default was in the amount of $800,000 in 2001. The Company does not know why the wholesaler had business difficulties but it retained lawyers and accountants in an attempt to recover the defaulted amount. It was determined that recovery would be challenging and unlikely. The wholesaler had provided services to the Company since 1996 and had, in fact, advanced payments to the Company in the Company's difficult years of 1996 through 1998. The wholesaler collected funds due the Company from long form advertisers on The Outdoor Channel from which it deducted its commissions and remitted the balance. The Company was caught unaware when the wholesaler failed to remit funds it had collected on behalf of the Company. Advertising and programming expenses increased notably to $3,854,117 for the year ended December 31, 2002, compared to $2,482,133 for the year ended December 31, 2001. This increase was due primarily to the continuation of The Outdoor Channel's consumer and trade industry awareness campaigns and the Channel's in-house programming initiatives and associated start-up costs. Satellite transmission fees remained nearly the same at $2,358,720 for the year ended December 31, 2002, compared to $2,238,205 for the year ended December 31, 2001, due to the stabilization of transponder and uplink costs for The Outdoor Channel. Trips and outings expenses decreased to $616,933 for the year ended December 31, 2002, compared to $667,436 for the year ended December 31, 2001, due primarily to decrease in customer participation going to Alaska and outings.

         INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Income before income tax provision and minority interest as a percentage of revenues increased to 22% for the year ended December 31, 2002, compared to 10% for the year ended December 31, 2001. This increase was primarily due to expenses only increasing 8% in the year ended December 31, 2002 compared to the year ended December 31, 2001, while revenues increased 24% for the same time period. For the business segment, The Outdoor Channel, income before income tax provision and minority interest as a percentage of revenues increased to 27% for the year ended December 31, 2002, compared to 11% for the year ended December 31, 2001. This increase was primarily due to expenses only increasing 13% in the year ended December 31, 2002 compared to the year ended December 31, 2001, while revenues increased 37% for the same time period. For the business segment, membership and merchandise sales income before tax provision and minority interest as a percentage of revenues remained the same at 2% for the year ended December 31, 2002, compared to 2% for the year ended December 31, 2001. This result was primarily due to membership and merchandise sales revenues being nearly the same in the year ended December 31, 2002 compared to the year ended December 31, 2001. For the business segment, trips and outings, income before income tax provision and minority interest as a percentage of revenues decreased to 13% for the year ended December 31, 2002, compared to 28% for the year ended December 31, 2001. This decrease was primarily due to the Alaska trip having 100 fewer participants in the year ended December 31, 2002 compared to the year ended December 31, 2001, which the Company believes was due to air travel uneasiness and economic softness.

         NET INTEREST (EXPENSE) INCOME. Net interest (expense) income decreased to ($815) for the year ended December 31, 2002, compared to $26,401 for the year ended December 31, 2001. This was primarily due to interest rates being lower on the Company's cash accounts for the year ended December 31, 2002, compared to the year ended December 31, 2001. The Company had less debt for the year ended December 31, 2002, than for the year ended December 31, 2001, but the interest rates on the remaining loans were not lower and therefore did not counterbalance the decrease in interest income.

         MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Minority interest for the year ended December 31, 2002 was $444,266 compared to $180,782 for the year ended December 31, 2001. This was due to the increased profitability of The Outdoor Channel.

         INCOME TAXES. The income tax provision for the year ended December 31, 2002, was $1,882,161 as compared to $718,000 for the year ended December 31, 2001. This was due to the Company earning more taxable income in 2002 as compared to 2001.

         NET INCOME. Net income for the year ended December 31, 2002, was $2,295,029 compared to $810,888 for the year ended December 31, 2001. This was due to the increased profitability of The Outdoor Channel.

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

         EXPENSES. Expenses consist primarily of the cost of the Company's satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses, bad debts and general overhead. Expenses for the year ended December 31, 2001 were $15,550,268, a significant increase of $3,910,012 or 34%, compared to $11,640,256 for the year ended December 31, 2000. This increase in expenses was due to the several factors. Selling, general and administrative expenses increased substantially to $8,850,853 for the year ended December 31, 2001, compared to $6,474,432 for the year ended December 31, 2000. This increase was due primarily to overall growth at The Outdoor Channel which, among other items, resulted in significant increases in personnel related costs including bonuses and 401(k) plan contribution. Bad debts expense increased by a very large amount to $1,311,641 for the year ended December 31, 2001, compared to $250,641 for the year ended December 31, 2000, due primarily to the default of the Company's long form advertising wholesaler and to a lesser degree to several short form and producer customers in 2001. Advertising and programming expenses increased notably to $2,482,133 for the year ended December 31, 2001, compared to $1,765,460 for the year ended December 31, 2000. This increase was due primarily to the continuation of The Outdoor Channel's consumer and trade industry awareness campaigns. Satellite transmission fees remained nearly the same at $2,238,205 for the year ended December 31, 2001, compared to $2,160,860 for the year ended December 31, 2000, due to the stabilization of transponder and uplink costs for The Outdoor Channel. Trips and outings expenses decreased significantly to $667,436 for the year ended December 31, 2001, compared to $988,863 for the year ended December 31, 2000, due primarily to a change in allocation of advertising expenses for trips and outings.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company provided cash from operations of $2,303,732 in 2002, compared to providing cash from operations of $1,661,608 in 2001 and had a cash and cash equivalents balance of $3,247,740 at December 31, 2002, which was an increase of $673,311 from the balance of $2,574,429 at December 31, 2001. Current assets increased substantially to $6,541,009 in 2002 compared to $4,523,943 in 2001. Current liabilities decreased to $1,736,418 for 2002 compared to $2,040,854 for 2001. Net working capital increased to $4,804,591 in 2002, compared to $2,483,089 in 2001. Total liabilities increased to $4,405,358 for 2002 compared to $4,386,890 for 2001.

         In 2002, the Company generated an operating profit of $4,575,485 compared to an operating profit of $1,683,269 in 2001. From 2000 through the present, the Company has financed its activities primarily from cash flows from operations. The Company has a line of credit in the amount of $1,100,000 with no outstanding borrowings and a standby letter of credit for $140,000 issued under the line of credit as of December 31, 2002. The Company does not have any present plans that would effect liquidity requirements on a long-term basis. The Company had no significant capital commitments as of December 31, 2002. The capital improvements the Company made in 2002 which included a complete renovation of The Outdoor Channel television studio were funded with cash from operations. The long-term liquidity requirement could change in the event the Company changes its business strategy, including The Outdoor Channel's methods of increasing subscribers, producing in-house programming and/or making a significant acquisition.

         As of December 31, 2002, the Company had a note in the amount of $196,875 payable to a bank outstanding at an effective interest rate of 5.75%. This note is secured by substantially all of the Company's assets and is personally guaranteed by Perry T. Massie, Thomas H. Massie and Wilma M. Massie. On March 1, 2003, the notes payable to the major stockholder including accrued interest was combined into one note payable in the amount of $577,950, with an interest rate of 8% and the maturity date was extended to September 1, 2004. This note is unsecured.

         As of March 2003, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is generating cash flow in excess of its short-term cash flow requirements and is continuing the trend of increased revenues. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated increased levels through January 1, 2004. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some existing debt and is planning modest improvements to some of its properties.

A summary of the Company's contractual obligations and commercial commitments as of 12/31/02:

                                                             Less than                                  After
CONTRACTUAL OBLIGATIONS                         Total         1 year      1-3 years     4-5 years      5 years
                                            ----------------------------------------------------------------------
Long-term debt & capital leases               $    992,020   $   169,223  $   790,394   $    32,403
Operating leases                                13,453,000     2,223,000    3,400,000     3,120,000   $ 4,710,000
                                            ----------------------------------------------------------------------
TOTAL CONTRACTUAL CASH OBLIGATIONS            $ 14,445,020   $ 2,392,223  $ 4,190,394   $ 3,152,403   $ 4,710,000
                                            ======================================================================

                                                Total
                                               Amounts       Less than                                  After
OTHER COMMERCIAL COMMITMENTS                  Committed       1 year      1-3 years     4-5 years      5 years
                                            ----------------------------------------------------------------------
Standby letters of credit                      $140,000                                               $140,000
                                            ----------------------------------------------------------------------
TOTAL COMMERCIAL COMMITMENTS                   $140,000             0            0             0      $140,000
                                            ======================================================================

ITEM. 7  FINANCIAL STATEMENTS

         Following are consolidated financial statements of the registrant for the years ended December 31, 2002 and 2001.

                              GLOBAL OUTDOORS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                      WITH

                      INDEPENDENT AUDITORS' REPORT THEREON

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES



                                    I N D E X
                                    ---------


                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS......................................27

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001........................28

CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED
    DECEMBER 31, 2002 AND 2001................................................29

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 31, 2002 AND 2001.................................30-31

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED
    DECEMBER 31, 2002 AND 2001................................................32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................33-51



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Stockholders and Board of Directors
    Global Outdoors, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of GLOBAL OUTDOORS, INC. AND SUBSIDIARIES as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Outdoors, Inc. and Subsidiaries as of December 31, 2002 and 2001, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                                   J.H. COHN LLP


San Diego, California
February 27, 2003


                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                    YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                                             2002                2001
                                                                         -------------      -------------
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                           $  3,247,740       $  2,574,429
     Accounts receivable, net of allowance for doubtful
         accounts of $154,475 and $182,170                                  2,473,486          1,581,272
     Inventories                                                               86,337             76,110
     Deferred tax assets, net                                                 318,708            127,211
     Investment in available-for-sale securities                               79,659
     Prepaid income taxes                                                      86,889
     Receivable from stockholders                                              55,007             62,007
     Other current assets                                                     193,183            102,914
                                                                         -------------      -------------
              Total current assets                                          6,541,009          4,523,943
                                                                         -------------      -------------
Property, plant and equipment, at cost, net:
     Membership recreational mining properties                              1,249,650          1,353,278
     Alaska recreational mining properties                                  1,147,317          1,098,475
     Outdoor Channel equipment and improvements                             1,308,512            711,138
     Other equipment and leasehold improvements                               521,183            598,731
                                                                         -------------      -------------
              Property, plant and equipment, net                            4,226,662          3,761,622
                                                                         -------------      -------------
Trademark, net of accumulated amortization of $86,518 and $71,938             132,205            146,785
Deferred tax assets, net                                                      733,829            740,165
Deposits and other assets                                                     196,298             41,629
                                                                         -------------      -------------
              Totals                                                     $ 11,830,003       $  9,214,144
                                                                         =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                               $  1,337,428       $  1,102,492
     Current portion of notes and capital lease obligations                   154,617            233,282
     Current portion of stockholder loans                                      14,606            313,055
     Current portion of deferred revenue                                      229,767            392,025
                                                                         -------------      -------------
              Total current liabilities                                     1,736,418          2,040,854
Stockholder loans, net of current portion                                     577,950            192,273
Other notes and capital lease obligations, net of current portion             244,847            402,218
Deferred revenue, net of current portion                                    1,080,353            917,535
Deferred satellite rent obligations                                           448,040            516,260
Deferred compensation                                                         317,750            317,750
                                                                         -------------      -------------
              Total liabilities                                             4,405,358          4,386,890
                                                                         -------------      -------------
Minority interest in subsidiary                                             1,262,689            811,965
                                                                         -------------      -------------
Commitments and contingencies
Stockholders' equity:
     Convertible preferred stock, nonvoting, 10% noncumulative, no liquidation preference, $.001 par value; 10,000,000 shares
         authorized; 58,725 shares issued and outstanding in 2001                                     59
     Common stock, $.02 par value; 50,000,000 shares authorized;
         5,369,098 and 5,281,523 shares issued and outstanding                107,382            105,630
       Common stock subscriptions receivable                                 (262,050)          (221,250)
       Treasury stock, at cost; 76,200 and 63,500 shares                     (399,981)          (289,532)
       Additional paid-in capital                                           3,603,833          3,516,125
       Accumulated other comprehensive income                                   3,524
       Retained earnings                                                    3,109,248            904,257
                                                                         -------------      -------------
              Total stockholders' equity                                    6,161,956          4,015,289
                                                                         -------------      -------------
              Totals                                                     $ 11,830,003       $  9,214,144
                                                                         =============      =============

See Notes to Consolidated Financial Statements.


                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME
                               YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                     2002               2001
                                                                 -------------      -------------
Revenues:
     Advertising                                                 $ 10,969,086       $  8,644,609
     Subscriber fees                                                6,070,897          3,873,902
     Membership services                                            3,645,734          3,793,660
     Trips and outings                                                707,228            921,366
                                                                 -------------      -------------

              Total revenues                                       21,392,945         17,233,537
                                                                 -------------      -------------

Expenses:
     Satellite transmission fees                                    2,358,720          2,238,205
     Advertising and programming                                    3,854,117          2,482,133
     Trips and outings                                                616,933            667,436
     Bad debts expense                                                256,922          1,311,641
     Selling, general and administrative                            9,730,768          8,850,853
                                                                 -------------      -------------

              Total expenses                                       16,817,460         15,550,268
                                                                 -------------      -------------

Income from operations                                              4,575,485          1,683,269

Other income (expense):
     Gain on sale or issuance of common stock of subsidiary            46,786
     Interest expense                                                 (77,423)          (126,507)
     Interest income                                                   76,608            152,908
                                                                 -------------      -------------

Income before income tax provision and minority interest            4,621,456          1,709,670

Income tax provision                                                1,882,161            718,000
                                                                 -------------      -------------

Income before minority interest                                     2,739,295            991,670

Minority interest in net income of consolidated subsidiary            444,266            180,782
                                                                 -------------      -------------

Net income                                                          2,295,029            810,888

Preferred stock dividends                                             (90,038)
                                                                 -------------      -------------

Net income applicable to common stock                            $  2,204,991       $    810,888
                                                                 =============      =============

Earnings per common share:
     Basic                                                       $        .42       $        .16
                                                                 =============      =============
     Diluted                                                     $        .38       $        .14
                                                                 =============      =============

Weighted average number of common shares outstanding:
     Basic                                                          5,287,857          5,228,499
                                                                 =============      =============
     Diluted                                                        5,850,606          5,838,662
                                                                 =============      =============

See Notes to Consolidated Financial Statements.


                                              GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                              Common                              Accumulated
                          Convertible                          Stock                 Additional     Other
                        Preferred Stock    Common Stock    Subscriptions  Treasury     Paid-in   Comprehensive  Retained
                        Shares  Amount    Shares    Amount   Receivable     Stock      Capital       Income     Earnings     Total
                       -------- ------- --------- --------- ----------  -----------  ------------  ---------- ---------- -----------
Balance, January 1,
  2001                  60,675  $   61  5,274,073  105,481  $(221,250)   $(189,466)  $ 3,429,272             $   93,369  $3,217,467

Net income                                                                                                      810,888     810,888

Subsidiary investment
   in Parent                                                              (100,066)                                        (100,066)

Common stock
    issued for services                     3,000       60                                11,940                             12,000

Common stock issued
   for purchases of
   inventory                                2,500       50                                18,700                             18,750

Conversion of
   preferred stock to
   common stock         (1,950)     (2)     1,950       39                                   (37)

Stock option
  compensation expense                                                                     56,250                            56,250

                       -------- ------- --------- --------- ----------  -----------  ------------  ---------- ---------- -----------
Balance, December 31,
    2001                58,725      59  5,281,523  105,630   (221,250)    (289,532)    3,516,125                904,257   4,015,289
                                                                                                                        -----------

Net income                                                                                                    2,295,029   2,295,029

Effect of change in
   fair value of
   available-for
   sale securities,
   net of deferred
   taxes of $2,200                                                                                 $  3,524                  3,524

                                                                                                                        -----------
Comprehensive income                                                                                                     2,298,553
                                                                                                                        -----------


                                              GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 2002 AND 2001


Subsidiary investment
    in Parent                                                             (110,449)                                       (110,449)

Cancellation of stock
   issued for services                     (3,000)     (60)                              (11,940)                          (12,000)

Common stock issued
   upon exercise of stock
   options for cash and
   notes receivable                        31,850      638    (65,800)                   100,763                            35,601

Preferred dividend                                                                                              (90,038)   (90,038)

Conversion of preferred
    stock to common
    stock              (58,725)    (59)    58,725    1,174                                (1,115)

Subscription paid
   through provision
   of  services                                                25,000                                                       25,000

                       -------- ------- --------- --------- ----------  -----------  ------------  --------- ---------- -----------
Balance, December 31,
    2002                     0  $    0  5,369,098 $107,382  $(262,050)  $ (399,981)  $ 3,603,833   $  3,524  $3,109,248 $6,161,956
                       ======== ======= ========= ========= ==========  ===========  ============  ========= ========== ===========

See Notes to Consolidated Financial  Statements.


                                         GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                 2002              2001
                                                                             ------------      ------------
Operating activities:
   Net income                                                                $ 2,295,029       $   810,888
   Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                             649,632           571,394
       Provision for doubtful accounts                                           256,922         1,311,641
       Common stock issued for services                                                             12,000
       Stock option compensation expense                                                            56,250
       Deferred tax provision (credit)                                          (187,361)          519,854
       Costs of services offset against subscription receivable                   32,000
       Gain on issuance of common stock of subsidiary                            (40,329)
       Interest on stock subscription receivable                                                   (26,586)
       Minority interest in net income of consolidated subsidiary                444,266           180,782
       Common stock of subsidiary issued for services                              9,015
   Cash supplied (used) by changes in operating assets and liabilities:
       Accounts receivable                                                    (1,149,135)       (1,279,746)
       Inventories                                                               (10,227)           59,597
       Other current assets                                                     (189,158)          (78,956)
       Deposits and other assets                                                (154,669)           43,146
       Accounts payable and accrued expenses                                     415,407            33,559
       Deferred revenue                                                              560          (492,995)
       Deferred satellite rent obligations                                       (68,220)          (68,220)
       Deferred compensation                                                                         9,000
                                                                             ------------      ------------
                Net cash provided by operating activities                      2,303,732         1,661,608
                                                                             ------------      ------------
Investing activities:
         Purchases of property, plant and equipment                           (1,100,092)         (471,500)
         Purchases of available-for-sale securities                              (73,935)
                                                                             ------------      ------------
                Net cash used in investing activities                         (1,174,027)         (471,500)
                                                                             ------------      ------------
Financing activities:
       Net payments of stockholder loans                                         (57,788)         (139,972)
       Principal payments on long-term debt and capital leases                  (233,720)         (220,090)
       Dividends paid on preferred stock                                         (90,038)
       Proceeds from exercise of stock options                                    35,601
       Purchases of treasury stock                                              (110,449)         (100,066)
                                                                             ------------      ------------
                Net cash used in financing activities                           (456,394)         (460,128)
                                                                             ------------      ------------
Net increase in cash and cash equivalents                                        673,311           729,980
Cash and cash equivalents, beginning of year                                   2,574,429         1,844,449
                                                                             ------------      ------------
Cash and cash equivalents, end of year                                       $ 3,247,740       $ 2,574,429
                                                                             ============      ============
Supplemental disclosures of cash flow information:
        Interest paid                                                        $    34,900       $   102,500
                                                                             ============      ============
        Income taxes paid                                                    $ 2,154,000       $   412,000
                                                                             ============      ============
Supplemental disclosures of noncash investing and financing activities:
       Acquisition of equipment under capital lease obligations                                $   215,000
                                                                                               ============
       Common stock issued for purchases of inventory                                          $    18,750
                                                                                               ============
       Common stock issued upon converstion of preferred stock               $     1,174
                                                                             ============
       Common stock issued upon exercise of stock options in exchange
          for notes receivable from ex-employees                             $    65,800
                                                                             ============

See Notes to Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

DESCRIPTION OF OPERATIONS

         Global Outdoors, Inc. ("Global Outdoors" or the "Parent") was incorporated under the laws of the State of Alaska on October 22, 1984. Global Outdoors earns revenues from the sale of memberships in The Gold Prospectors Association of America, Inc. ("GPAA"), from advertising in TV shows on The Outdoor Channel, from advertisements in its bi-monthly magazine, THE GOLD PROSPECTOR, from merchandise sales and from sponsored outings to prospect for gold. GPAA also operates gold prospecting trade shows and conventions from which it derives revenue from admissions and booth rentals and sells recreational gold prospecting-related merchandise.

         Other business activities of Global Outdoors consist of the promotion and sale of an "Alaska trip", a recreational gold mining expedition to the Cripple River property located near Nome, Alaska, and the sale of memberships in the Lost Dutchman's Association, Inc. ("LDMA-AU") which entitle members to engage in recreational prospecting on its California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. Global Outdoors has signed an agreement with another organization for the mutual use of recreational mining properties.

         Global Outdoors also owns a majority interest (84% at December 31, 2002 and 2001) in The Outdoor Channel, Inc. ("The Outdoor Channel"), a national television network devoted to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Outdoor Channel was incorporated under the laws of the State of Nevada in 1990 under the name Gold News Network, Inc. In 1996, the incorporated name was changed to its present name.


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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

         The Company considers all highly-liquid investments with maturities of three months or less when acquired to be cash equivalents.

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

ADVERTISING

         The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $3,854,117 and $2,482,133 in 2002 and 2001, respectively.

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

         The Company also sells one to four year and lifetime ("Gold Life") GPAA memberships. The majority of the memberships are for one year. Multi-year GPAA membership revenues are recognized on a straight-line basis over the life of a membership or an estimated life of 15 years for a lifetime membership. Merchandise sales for the GPAA is recognized as sales upon shipping and is included in the "Membership sales" revenue category.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONCLUDED)

         Advertising revenues for the Outdoor Channel are recognized when the advertisement is aired. Advertising revenues from advertisements in the Company's bi-monthly magazine are recognized when the magazine is distributed. Subscriber fees for The Outdoor Channel are recognized in the period the programming is aired by the distributor and collection is probable.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The impairment of long-lived assets that do not have definite lives, such as property and equipment and trademarks, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company did not record any charges for the impairment of long-lived assets in 2002 or 2001.

EARNINGS PER SHARE

         The Company has presented "basic" and "diluted" earnings per common share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those that could be issued upon the exercise of stock options and warrants, the payment of deferred compensation payable in common stock and the conversion of preferred stock, were issued during the period.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONCLUDED)

         The computation of diluted earnings per share for 2002 and 2001 takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, the conversion of all of the Company's outstanding shares of preferred stock and the payment of deferred compensation. The number of shares potentially issuable at December 31, 2002 and 2001 upon the exercise of stock options that were not included in the computation of net income per share because of antidilution totaled 30,000 and 46,000, respectively.

         The following table reconciles the weighted average common shares outstanding for basic earnings per share to the weighted average common shares outstanding for diluted earnings per share in 2002 and 2001:

                                                                                     2002                 2001
                                                                                ---------------      --------------
                                                                                    Shares               Shares
                                                                                ---------------      --------------
Weighted average common shares outstanding                                           5,287,857           5,228,499
Dilutive effect of potential common shares
  issuable upon conversion of preferred stock                                                               58,725
Dilutive effect of potential common shares issuable for accrued deferred
   compensation                                                                        134,375             134,375
Dilutive effect of potential common shares
  issuable upon exercise of stock options and warrants, as adjusted for the
  application of the treasury stock method                                             428,374             417,063
                                                                                ---------------      --------------

Diluted weighted average common shares outstanding                                   5,850,606           5,838,662
                                                                                ===============      ==============

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

INVESTMENTS

         Pursuant to Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company's investments in marketable equity securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from income and recognized, net of applicable income taxes, in other comprehensive income, a separate component of stockholders' equity, until realized. There were no realized gains and losses and there was a net unrealized gain of $3,524 in 2002.

RECLASSIFICATIONS

         Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentations.

NOTE 3 - REVENUE TO BE EARNED UPON COLLECTION

         As of December 31, 2002, the approximate scheduled payments to be recognized as revenue, assuming such amounts are collected in future years from existing LDMA-AU sales contracts, are as follows:

                         Year Ending
                         December 31,                         Amount
                    ----------------------                ---------------

                      2003                                  $    975,000
                      2004                                       833,000
                      2005                                       820,000
                      2006                                       676,000
                      2007                                       873,000
                      Thereafter                               1,790,000
                                                          ---------------
                            Total                           $  5,967,000
                                                          ===============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2002 and 2001 consist of the following:

                                                        2002            2001
                                                    ------------    ------------
Membership recreational mining properties:
     Land                                           $   926,377     $   926,377
     Equipment                                           25,943          23,706
     Buildings and improvements                         557,934         533,989
                                                    ------------    ------------
                                                      1,510,254       1,484,072

Less accumulated depreciation                          (260,604)       (130,794)
                                                    ------------    ------------

         Subtotals                                    1,249,650       1,353,278
                                                    ------------    ------------
Alaska recreational mining properties:
     Land                                             1,129,773       1,129,773
     Buildings and improvements                         519,804         493,954
     Furniture and fixtures                               1,184           1,184
     Vehicles and equipment                           1,286,583       1,213,229
                                                    ------------    ------------
                                                      2,937,344       2,838,140

Less accumulated depreciation                        (1,790,027)     (1,739,665)
                                                    ------------    ------------

         Subtotals                                    1,147,317       1,098,475
                                                    ------------    ------------
Outdoor Channel:
     Equipment                                        1,918,446       1,319,944
     Furniture and fixtures                             130,850         174,658
     Vehicles                                           112,056
     Leasehold improvements                             344,454          80,238
                                                    ------------    ------------
                                                      2,505,806       1,574,840

Less accumulated depreciation and amortization       (1,197,294)       (863,702)
                                                    ------------    ------------

         Subtotals                                    1,308,512         711,138
                                                    ------------    ------------
Other equipment and leasehold improvements:
     Furniture and fixtures                              40,842          37,774
     Equipment                                          641,513         622,369
     Vehicles                                           201,533         201,533
     Leasehold improvements                              73,015          51,487
                                                    ------------    ------------
                                                        956,903         913,163

Less accumulated depreciation and amortization         (435,720)       (314,432)
                                                    ------------    ------------

         Subtotals                                      521,183         598,731
                                                    ------------    ------------

         Totals                                     $ 4,226,662     $ 3,761,622
                                                    ============    ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

         Long-term debt (including stockholder loans and capital lease obligations) at December 31, 2002 and 2001 consists of the following:

                                                                                       2002              2001
                                                                                  --------------    -------------
Note payable to a bank, collateralized by substantially all of the Company's assets, guaranteed by three major stockholders, with interest due monthly at the prime rate plus 1.00% (an effective rate of 5.25% and
      5.75% at December 31, 2002 and 2001, respectively), due March 2005          $     196,875     $    284,375
Notes payable to individuals, collateralized by deed of trust, payable in monthly installments of $811 including interest at 8.5%, balance due
      January 2002, paid off in January 2002                                                              40,677
Note payable to an individual, collateralized by first deed of trust on land, payable in monthly installments of $746 including interest at
      9.5%, balance due August 2002, paid off in August 2002                                              32,615
Note payable to a finance company, collateralized by a motor home, payable
      at $520 per month including interest at 9%                                         42,237           44,553
Note payable to the major stockholder, collateralized by print equipment,
      payable at $5,000 per month including interest at 10%                              14,606           70,094
Notes payable to the major stockholder, maturing in September 2004 and
      bearing interest at 8% (a)                                                        577,950          435,234
Note payable to a finance company collateralized by a trailer, payable in monthly installments of $354 including interest at 9%, paid off during
      2002                                                                                                 4,715
Note payable to a finance company, collateralized by equipment, payable in
      monthly installments of $670 including interest at 7.9%                             2,635           10,095
Note payable to a finance company, collateralized by a vehicle,  payable in
      monthly installments of $680 including interest at 8.9%                            16,854           23,251
Note payable to a finance company, collateralized by a vehicle, payable in
      monthly installments of $656 including interest at 9.5%                            10,965           16,975
                                                                                  --------------    -------------
Total notes payable                                                                     862,122          962,584
Capital lease obligations (see Note 6)                                                  129,898          178,244
                                                                                  --------------    -------------
Totals                                                                                  992,020        1,140,828
Less current maturities                                                                 169,223          546,337
                                                                                  --------------    -------------
Long-term debt                                                                    $     822,797     $    594,491
                                                                                  ==============    =============

(a)On March 1, 2003, certain notes payable to the major stockholder including accrued interest were combined into one unsecured note payable, with an interest rate of 8% and the maturity date was extended to September 1, 2004.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT (CONCLUDED)

         The aggregate principal payments of long-term notes and capital lease obligations in years subsequent to December 31, 2002 are as follows:

                          Year Ending
                          December 31,                     Amount
                     ----------------------            --------------

                       2003                                $169,223
                       2004                                 733,948
                       2005                                  56,446
                       2006                                  15,098
                       2007                                  17,305
                                                       --------------
                             Total                         $992,020
                                                       ==============

         Interest expense on stockholder loans aggregated $ 47,137 and $51,834 in 2002 and 2001, respectively.

BANK LINES OF CREDIT

         On January 30, 2001, the Company entered into several revolving line of credit agreements with a bank. The total amount which can be drawn upon is $1,100,000 with a standby letter of credit for $140,000 issued under the line of credit. The revolvers have various interest rates ranging from .5% to 1% above the USB's reference rate and expire on various dates through March 1, 2005 and are collateralized by all the business assets. The revolvers have certain loan covenants in which the Company is in full compliance with at December 31, 2002. As of December 31, 2002, the Company had no outstanding borrowings under its revolving lines of credit.

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

         The Company leases its office space from a stockholder under a lease which required annual rental payments of $244,063 and $179,600 during 2002 and 2001, respectively. In October 2002, the Company renegotiated certain provisions of the lease. As a result, the Company will be leasing additional space, and its monthly rental payments will increase to approximately $20,294 per month during 2003. The lease expires on December 31, 2003.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS (CONCLUDED)

OPERATING LEASES (CONCLUDED)

         Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2002 are as follows:

                          Year Ending
                          December 31,                        Amount
                     ----------------------               ---------------

                       2003                                 $  2,223,000
                       2004                                    1,840,000
                       2005                                    1,560,000
                       2006                                    1,560,000
                       2007                                    1,560,000
                       Thereafter                              4,710,000
                                                          ---------------
                             Total                           $13,453,000
                                                          ===============

CAPITAL LEASES

         The Company leases certain equipment under capital leases which expire on various dates through 2006. At December 31, 2002, the Company's future minimum lease payments are as follows:

                            Year Ending
                           December 31,                         Amount
         --------------------------------------------       --------------

         2003                                                     $59,481
         2004                                                      52,074
         2005                                                      28,312
         2006                                                       9,036
                                                            --------------
         Less amount representing interest  at rates              148,903

         Ranging from 11% to 21.7%                                (19,005)
                                                            --------------
         Present value of minimum lease payments                  129,898

         Less current portion                                     (48,891)
                                                            --------------

         Long-term portion                                        $81,007
                                                            ==============

         The current and long-term portions of capital lease obligations are included in notes and capital lease obligations in the accompanying consolidated balance sheets (see Note 5).

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

         The components of the net income tax provision for the years ended December 31, 2002 and 2001 are as follows:


                                          2002              2001
                                      ------------      ------------
         Current:
              Federal                 $ 1,616,224       $    74,428
              State                       453,204           123,718
                                      ------------      ------------
                  Total current         2,069,428           198,146
                                      ------------      ------------
         Deferred:
              Federal                    (154,812)          476,825
              State                       (32,455)           43,029
                                      ------------      ------------
                  Total deferred         (187,267)          519,854
                                      ------------      ------------

                  Totals              $ 1,882,161       $   718,000
                                      ============      ============

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                      2002              2001
                                                  ------------      ------------
Deferred tax assets:
     Deferred compensation                        $   172,594       $   175,218
     Deferred revenues                                561,255           393,072
     Deferred rent                                    191,940           221,165
     Current state taxes                              155,109            42,113
     Bad debts                                         66,178            78,042
     Interest of shareholder loans                     61,133            42,885
     Other                                             30,349            26,469
                                                  ------------      ------------
                                                    1,238,558           978,964
                                                  ------------      ------------
Deferred tax liabilities:
     Deferred state taxes                             (73,310)          (62,275)
     Fixed assets - long term                         (46,111)
     Cash basis of accounting for income taxes        (66,600)          (49,313)
                                                  ------------      ------------

                                                     (186,021)         (111,588)
                                                  ------------      ------------

         Deferred tax assets, net                 $ 1,052,537       $   867,376
                                                  ============      ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (CONCLUDED)

         The provision for income taxes reflected in the accompanying consolidated statements of income are different than those computed based on the applicable statutory Federal income tax rate of 34% in 2002 and 2001 as shown below:

                                                                  2002              2001
                                                               ------------      ------------
Federal income tax provision at statutory income tax rate      $ 1,587,971       $   581,286

State taxes, net of Federal benefit                                277,694           110,087

Non-deductible expense                                              35,680
Other                                                              (19,184)           26,627
                                                               ------------      ------------

Provision for income taxes                                     $ 1,882,161       $   718,000
                                                               ============      ============


NOTE 8 - EQUITY TRANSACTION

CONVERTIBLE PREFERRED STOCK

         Each share of preferred stock is convertible into one share of common stock of the Company. Accordingly, there were 58,725 shares of the Company's common stock at December 31, 2001 reserved for issuance on the conversion of the outstanding preferred shares. During 2002, all of the preferred shares were retired by converting the preferred shares to common stock.

         During 2002, the Company declared dividends on preferred stock for the years 2001, 2000 and 1999. The total amount of dividends paid amounted to $90,038. They were paid on February 19, 2002.


ISSUANCES OF COMMON STOCK BY THE COMPANY

         During 2002, the Company issued 31,850 shares of its common stock upon exercise of stock options by ex-employees and others and received $35,601 of cash payments for 11,400 shares and $65,800 of notes receivable for 20,450 shares. The notes receivable are classified as subscriptions receivable and are further described below.

         During 2001, the Company issued 5,500 shares of its common stock for the purchase of inventory items and services rendered. Accordingly, the fair value of the services of $12,000 was charged to selling, general and administrative expense in the accompanying consolidated statement of income.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

COMMON STOCK SUBSCRIPTIONS RECEIVABLE BY THE COMPANY

         On June 22, 1993, certain stockholders and other individuals exercised stock options for the purchase of a total of 104,069 shares of common stock. In connection therewith, these individuals issued promissory notes to the Company whereby they are obligated to pay a total of $221,250, plus interest at 4% per annum, on June 30, 1999. The due date for the payment of these notes has been extended several times through June 30, 2003. During 2002, one of the subscribers provided the Company with consulting services with a fair value of $32,000 and the Company offset its payable for the services against subscriptions receivable of $25,000 and accrued interest receivable of $7,000.

         During 2002, the Company received $65,800 of notes receivable upon exercise of stock options by ex-employees for 20,450 shares. The notes receivable bear interest at 5% per annum, are collateralized by 10,225 shares of the Company's common stock and are due in May 2004. The notes receivable have been included in common stock subscriptions receivable as of December 31, 2002.

THE COMPANY'S STOCK OPTION PLANS

         The Company has three stock option plans: Stock Option Plan 1 ("Plan 1"), Stock Option Plan 2 ("Plan 2") and the 1995 Stock Option Plan (the "1995 Plan"). It also may grant stock options that are not covered under any of the stock option plans. A summary of the status of the Company's three stock option plans and the other options granted outside of the plans as of December 31, 2002 and 2001 and changes during the years then ended is presented in the table that follows:

                                                      2002                                       2001
                                      --------------------------------------     -------------------------------------
                                                               Weighted                                  Weighted
                                                               Average                                    Average
                                                               Exercise                                  Exercise
                                           Shares               Price                Shares                Price
                                      -----------------    -----------------     ----------------     ----------------
Outstanding at beginning of year              697,450             $3.12                 678,000            $2.79
Options granted                                50,000              9.32                  56,000             7.29
Options exercised                             (31,850)             3.28
Options canceled or expired                   (15,400)             4.53                 (36,550)            3.56
                                      -----------------                          ----------------
Options outstanding at end of year            700,200             $3.57                 697,450            $3.12
                                      =================                          ================

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

THE COMPANY'S STOCK OPTION PLANS (CONCLUDED)

                                                                        2002                          2001
                                                              --------------------------    --------------------------

    Option price range at end of year                              $2.25 - $10.00                 $2.25 - $8.00

    Options available for grant at end of year                         167,650                       202,250

    Weighted-average fair value of 20,000 and
         56,000 options granted during the year
         with an exercise price equal to the market
         price at the date of grant                                     $5.70                         $4.35

    Weighted-average fair value of 30,000
         options granted during the year with an
         exercise price greater than the market
         stock price at the date of grant                                $6.02


         The following table summarizes information about stock options outstanding at December 31, 2002, all of which are at fixed prices:

                                                           Options                                   Options
                                                         Outstanding                               Exercisable
                                             -------------------------------------     -------------------------------------
                                                Weighted
                                                 Average             Weighted                                  Weighted
     Range of                                   Remaining             Average                                   Average
     Exercise               Number             Contractual           Exercise              Number              Exercise
      Prices              Outstanding             Life                 Price             Exercisable             Price
-------------------     ----------------     ----------------     ----------------     ----------------     ----------------
  $2.25 - $2.50              350,000            0.4 years              $2.33                350,000              $2.33

  $3.00 - $3.25              164,200            1.3 years              $3.02                164,200              $3.02

  $3.50 - $4.00               94,000            2.0 years              $3.77                 70,500              $3.77

$8.00 -$10.00                 92,000            3.6 years              $8.72                 40,500              $8.41
                        ----------------                                               ----------------

                             700,200                                   $3.57                625,200              $3.12
                        ================                                               ================

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

CHANGES IN OUTSTANDING OUTDOOR CHANNEL COMMON SHARES AND SHARES OWNED BY THE COMPANY

         The changes in the number of outstanding common shares of the Outdoor Channel and the changes in the number of shares and the percentage owned by the Company during 2002 and 2001 are summarized below:


                                                        Outdoor Channel
                                                             Common                  Owned by the Company
                                                             Shares          --------------------------------------
                                                          Outstanding             Shares              Percent
                                                        -----------------    -----------------    -----------------
       Balance January 1, 2002 and December 31,
       2001                                                  10,524,018            8,817,916            84%
                                                                                                  =================

       Effects of shares issued in 2002 by
          The Outdoor Channel                                    18,492
                                                        -----------------    -----------------

       Balance December 31, 2002                             10,542,510            8,817,916            84%
                                                        =================    =================    =================

         During 2002, The Outdoor Channel issued 18,492 shares at prices ranging from $1.50 to $5.00 per share to board members and employees for services performed and the exercise of stock options. The Company recorded gains from issuance of the shares of $46,786 in 2002. It also recorded increases in minority interests as a result of such issuances of $6,457.

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

         A summary of the status of the Outdoor Channel's stock option plan at December 31, 2002 and 2001 and changes during the years then ended is presented in the table below:

                                                          2002                         2001
                                             ---------------------------  -----------------------------
                                                              Weighted                       Weighted
                                                Shares        Average        Shares          Average
                                               or Price       Exercise      or Price         Exercise
                                               Per Share       Price        Per Share         Price
                                             -------------  ------------  -------------    ------------
Options outstanding at beginning of year       2,505,000       $   1.60    2,501,460       $   1.55

Options granted                                                                8,000           5.00

Options exercised                                 (3,500)          1.50

Options cancelled                                 (9,500)          1.50       (4,460)          2.00
                                               ----------                  ----------

Options outstanding at end year                2,492,000       $   1.59    2,505,000       $   1.60
                                               ==========                  ==========

Option price range at end of year            $1.50-$5.00                 $1.50-$5.00

Options available for grant at end of year       504,500                     495,000

Weighted average fair value of options granted
     during the year                                                           $1.11

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONTINUED)

THE OUTDOOR CHANNEL'S STOCK OPTION PLAN (CONCLUDED)

         The following table summarizes information about The Outdoor Channel's stock options outstanding at December 31, 2002, all of which are at fixed prices:

                                                Weighted Average
                                                   Remaining
                                                Contractual Life                  Number
    Exercise              Number                   of Options                   of Options
     Price              Outstanding               Outstanding                  Exercisable
-----------------     ----------------    -----------------------------     -------------------
     $1.50               2,250,000                 4.9 years                      2,250,000

     $1.50                  34,000          1 year after termination                 34,000

     $2.50                 200,000                 5.2 years                        200,000

     $5.00                   8,000                 3.2 years                          4,000
                      ----------------                                      -------------------

                         2,492,000                                                2,488,000
                      ================                                      ===================

ADDITIONAL REQUIRED DISCLOSURES RELATED TO THE STOCK OPTION PLANS OF THE COMPANY AND THE OUTDOOR CHANNEL

         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for the stock options granted by either the Company or the Outdoor Channel to their employees. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined in 2002 and 2001 based on the fair value at the grant date for all awards by the Company and the Outdoor Channel consistent with the provisions of SFAS 123 are set forth below.

                                                    2002          2001
                                                 ----------    ----------
         Net income:
              As reported                        $2,295,029    $ 810,888
              Pro forma                          $2,100,263    $ 695,469

         Basic earnings per share:
              As reported                        $     0.42   $     0.16
              Pro forma                          $     0.40   $     0.13

         Diluted earnings per common share:
              As reported                        $     0.38   $     0.14
              Pro forma                          $     0.36   $     0.12

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EQUITY TRANSACTION (CONCLUDED)

ADDITIONAL REQUIRED DISCLOSURES RELATED TO THE STOCK OPTION PLANS OF THE COMPANY AND THE OUTDOOR CHANNEL (CONCLUDED)

         The fair value of each option granted by the Company and the Outdoor Channel in 2002 and 2001 was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                                  2002                2001
                                            ----------------    ----------------

Risk-free interest rate                          4.65%               5.04%
Dividend yield                                      0%                  0%
Expected life of the option (years):
    The Company                                      5                 4-5
    The Outdoor Channel                                                  5
Volatility factor                                  83%                 76%


NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company has an agreement with a director, who is also one of its officers, pursuant to which it is compensating the officer at the current rate of $11,250 per month for legal and certain other services. During 2002, all was paid in cash. Prior to 2002, a portion of the compensation had to be paid each month in cash and the remainder was deferred. The deferred portion may be paid by the Company in cash or shares of the common stock of the Company and/or The Outdoor Channel at a future date, at the election of the director. If payments are in the form of shares, such payments shall be based on the market value of the shares at the time the services were rendered. Deferred compensation under the agreement totaled $317,750 as of December 31, 2002 and 2001. If payment was made of the entire deferred compensation balance in the form of shares at December 31, 2002, the Company and The Outdoor Channel would have been required to issue 134,375 and 125,726 shares, respectively, to satisfy their obligations to the director as of that date.


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

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION (CONCLUDED)

         Information with respect to these reportable business segments for the years ended December 31, 2002 and 2001 are as follows:

                                                                                              Additions to
                                              Income                         Depreciation      Property,
                                              Before           Total             And           Plant and
                            Revenues       Income Taxes        Assets        Amortization     Improvements
                          ------------     ------------     ------------     ------------     ------------
2002
----
Trips and Outings         $   707,228      $    90,295      $ 3,012,874      $    50,361      $    99,204
The Outdoor Channel        16,680,027        4,457,334        7,476,458          341,032          930,966
Membership and
   merchandise sales        4,005,690           73,827        1,340,671          258,239           69,922
                          ------------     ------------     ------------     ------------     ------------

         Totals           $21,392,945      $ 4,621,456      $11,830,003      $   649,632      $ 1,100,092
                          ============     ============     ============     ============     ============

2001
----
Trips and Outings         $   921,366      $   253,930      $ 3,124,974      $    49,855      $   162,395
The Outdoor Channel        12,155,083        1,376,478        4,852,683          224,088          257,702
Membership and
   merchandise sales        4,157,088           79,262        1,236,487          297,451          266,403
                          ------------     ------------     ------------     ------------     ------------

         Totals           $17,233,537      $ 1,709,670      $ 9,214,144      $   571,394      $   686,500
                          ============     ============     ============     ============     ============

         Intersegment sales amounted to $384,800 for the years ended December 31, 2002 and 2001.

         During 2002 and 2001, one customer of The Outdoor Channel generated approximately 11% of total revenues. Accounts receivable from the one customer represented approximately 25% of total accounts receivable at December 31, 2002.


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, accounts payable, long-term debt, capital lease obligations and related party receivables and payables. The carrying amounts of the Company's financial instruments generally approximated their fair values at December 31, 2002 and 2001. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments. It is not practicable to obtain the fair value of the Company's related party receivables and payables, as market comparable information is not available for such instruments.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - CONTINGENCIES


         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company reduces credit risk by placing its temporary cash investments with major financial institutions with high credit ratings. At December 31, 2002, the Company had cash balances of approximately $3,130,000 with major financial institutions in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

         The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses.

         During 2002, the Company entered into a contract to sponsor a driver in ten professional car races to be held during 2002 and 2003. As amended, the contract calls for a total sponsorship price of $525,000 for the ten races of which the Company had paid $200,000 during 2002. The remainder of the amount due is contingent on whether the Company's sponsored driver qualifies for the upcoming races during 2003.

NOTE 13 - 401(K) SAVINGS PLAN

         The Company has adopted a 401(k) Plan (the "401(k) Plan"). The Company is required to make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee. During 2002 and 2001, the Company incurred a total charge of approximately $46,600 and $48,393 for employer matching contributions, respectively.


                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors, executive officers and key employees of the Company are as follows:

                    Name                   Age                           Position
          -----------------------       ------------     --------------------------------------------
          Perry T. Massie                   40           Chief Executive Officer, President,
                                                         Chairman of the Board, Co-President and
                                                         Chairman of the Board of The Outdoor
                                                         Channel

          Thomas H. Massie                  38           Executive Vice President, Secretary and
                                                         Vice Chairman of the Board

          Richard K. Dickson II             57           Chief Operating Officer, Chief Financial
                                                         Officer, General Counsel and Director

          Andrew J. Dale                    48           Chief Executive Officer and Co-President
                                                         of The Outdoor Channel

          Jacob J. Hartwick                 49           Executive Vice President of The Outdoor
                                                         Channel

          Wade E. Sherman                   32           Vice President of Business Development of
                                                         The Outdoor Channel

          Mark C. Corcoran                  40           Controller

          Amy L. Hendrickson                32           Vice President of Affiliate Sales and
                                                         Marketing of The Outdoor Channel

         The term of each director will expire at the 2003 annual meeting of stockholders and when a successor is elected and qualified or upon his earlier death, resignation or removal. Officers serve at the discretion of the Board of Directors.

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

         RICHARD K. DICKSON II has served as Chief Operating Officer since 1999. Mr. Dickson has served as Chief Financial Officer since 2000 and as General Counsel and a director of the Company since 1994. From 1994 to 1999, he was Senior Vice President of the Company. From 1984 until 1994, Mr. Dickson served as the Company's corporate counsel and was a practicing attorney, specializing in corporate and securities law, with his own firm from 1979 to 1997. Mr. Dickson served as an attorney with the California Department of Corporations from 1976 to 1979. He earned a Bachelor of Science degree in Business Administration from the University of California at Berkeley, a Masters in Business Administration from the University of Southern California and a law degree from the University of the Pacific.

         ANDREW J. DALE has served as Chief Executive Officer and Co-President of The Outdoor Channel since 1998. He was Chief Operating Officer of The Outdoor Channel from 1997 to 1998. From 1994 to 1997 he was Senior Vice President Operations of The Outdoor Channel. From 1990 to 1993, he was a video and television consultant to both Global Outdoors, Inc. and The Outdoor Channel. From 1989 to 1994, Mr. Dale was a production manager at Vidfilm Services, a major Hollywood post-production facility, whose clients include Disney, MCA, Columbia and a host of other major studios. Mr. Dale was born and raised in the United Kingdom.

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

         MARK C. CORCORAN has served as the Controller of the Company since 2001. From 1999 to 2001, he served as Assistant Controller at McBride Electric, Inc, a nation-wide electrical service company with about 800 employees and 14 offices. From 1998 to 1999, Mr. Corcoran served as Controller for International Art Publishers, an art publisher for various artists. From 1996 to 1998, he served as Controller for GilFranco Cigar Company, a cigar wholesaler. He has over 17 years of accounting experience, mostly as Controller, in several types of industries: boat sales and service, cigar wholesaler, international art dealer, software designer, electronics manufacturer, insurance agency, RV sales and service, and manufactured home dealer. Mr. Corcoran is an active member of Broadcast Cable Financial Management Association and Cable Television Administration and Marketing Association. Mr. Corcoran is a member of the Boy Scouts of America, the Knights of Columbus, the National Rifle Association, and is actively involved in community service. He earned a B.S. degree in Business Administration with an emphasis in Accounting from California State University at Long Beach.

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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon its review of the copies of reports furnished to the Company, or representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 2002, were satisfied.


BOARD OF DIRECTORS

         The Board of Directors of the Company took action by unanimous written consent or held meetings eleven (11) times during the fiscal year ended December 31, 2002. Each incumbent Director attended at least seventy-five percent (75%) of the aggregate of the number of meetings of the Board and the number of meetings held by all committees of the Board on which he served. The Company has a Disclosure Controls and Procedures Committee consisting of Perry T. Massie, Thomas H. Massie, Richard K. Dickson II, Andrew J. Dale, Mark C. Corcoran, and Wade E. Sherman. The Company does not have any other standing committees. There are presently three members of the Board of Directors who are Perry T. Massie, Thomas H. Massie, and Richard K. Dickson II. The Company's Articles of Incorporation, as amended, authorize the Board of Directors to be increased to a maximum of nine directors.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation received for the fiscal years ended December 31, 2002, 2001 and 2000 by the Company's Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 for fiscal years 2002, 2001 and 2000 (collectively, the "Named Executive Officers"):

                                                    SUMMARY COMPENSATION TABLE
                                                    --------------------------

                                              Annual Compensation                             Long Term Compensation
                                     ---------------------------------------    ----------------------------------------------------
                                                                                              Securities
                                                                    Other                       Under-                       All
                                                                   Annual       Restricted      Laying                      Other
  Name and Principal                                               Compen-        Stock        Options/        LTIP        Compen-
       Position            Year      Salary($)     Bonus($)       sation($)      Awards         /SARS         Payouts       sation
-----------------------    ------    ----------    ----------     ----------    ----------    -----------     --------     ---------
Perry T. Massie, CEO       2002        138,680        44,675                        1,350              -            -            -
                           2001        137,000        39,539        16,231              -              -            -            -
                           2000        101,000        16,480         2,250          8,584              -            -            -

Thomas H. Massie,          2002        137,000        35,570                        1,350              -            -            -
Executive VP               2001        137,000        39,539        16,231

Richard K. Dickson         2002        138,959        19,305                        1,350              -            -            -
II, COO and CFO            2001        120,000        28,095        14,089              -              -            -            -
                           2000        120,000        14,043         2,250          8,584              -            -            -

                                                                                                                    -
Andrew J. Dale,  CEO       2002        132,000        48,750             -              -              -            -            -
and Co-President-Channel   2001        132,000        43,468             -              -              -            -            -
                           2000        104,000        36,407                       10,000

Wade E. Sherman, Vice      2002        126,000        44,600             -              -              -            -            -
President-Channel          2001        126,000        34,775             -              -              -            -            -
                           2000        151,445        11,375             -              -              -            -            -

Jacob J. Hartwick,         2002         70,548        32,156             -              -              -            -            -
Executive VP-Channel       2001         63,960        44,303

Amy L Hendrickson,         2002         45,000        57,520
Vice President-Channel     2001         45,000        68,997             -              -              -            -            -

                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            -------------------------------------

                                                                  % of Total
                                          Number of                Options
                                          Securities              Granted to              Exercise
                                          Underlying              Employees               or Base
                                           Options                in Fiscal                Price                Expiration
              Name                       Granted (#)               Year(1)               ($/Share)                 Date
----------------------------------    -------------------     -------------------    -------------------    -------------------
Mark C. Corcoran, Controller                20,000                   40%                   $8.30                July 2007


                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                       -------------------------------------------------------------------------------------

                                                                Number of Securities Underlying           Value of Unexercised
                                                                      Unexercised Options                 In-the-Money Options
                              Shares                                 At Fiscal Year-End(#)               at Fiscal Year-End($)
                                                               ----------------------------------    -------------------------------
                           Acquired On           Value
        Name               Exercise(#)        Realized($)      Exercisable       Unexercisable        Exercisable      Unexercisable
----------------------    ---------------    --------------    -------------    -----------------    --------------    -------------
Perry T. Massie, CEO            -                  -               85,000                   -           $501,250               -

Thomas H. Massie                -                  -               85,000                   -            501,250               -

Richard K. Dickson II           -                  -               85,000                   -            465,000               -

Mark C. Corcoran                -                  -               11,000              29,000              1,250           3,750


         The exercise price of the options listed above for Messrs. Perry T. Massie and Thomas H. Massie are $2.25 per share for 50,000 shares and $2.50 per share for 35,000 shares. The exercise price of the options listed above for Mr. Dickson is $2.25 for 25,000 shares and $3.00 for 60,000 shares. The exercise price of the options listed above for Mr. Corcoran is $8.00 for 20,000 shares and $8.30 for 20,000 shares. The Closing Price of Global's Common Stock at 2002 fiscal year-end was $8.25 per share.


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

         In September 1995, the Company authorized another stock option plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan was approved by the shareholders of the Company at the Company's 1996 Annual Meeting held on July 16, 1996. The 1995 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Common Stock in order to enhance the Company's ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers. The Company may grant incentive stock options and non-qualified stock options under the 1995 Stock Option Plan. As of December 31, 2002, there were options to purchase 350,200 shares of Common Stock outstanding under the 1995 Stock Option Plan with options to purchase 117,650 shares of Common Stock available for grant. The options granted under the 1995 Stock Option Plan are exercisable at prices ranging from $3.00 to $10.00 per share.


                                 DIRECTOR'S FEES

         The directors of the Company are also executive officers of the Company. During 2002, directors were compensated separately or reimbursed for expenses incurred in attending meetings of the Board of Directors.

               BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

         The Board of Directors has responsibility for matters that would be handled by the Compensation Committee if Global had such a committee. The Company considers services rendered, nature of the services, quality of performance, past practice, and amount of present stock ownership in determining executive compensation. The Company desires to encourage performance by stock ownership.


                              EMPLOYMENT CONTRACTS

         As of December 31, 2002 the Company had an employment contract with Richard K. Dickson II, its Chief Operating Officer and Chief Financial Officer (See "Certain Relationships and Related Transactions," herein).


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 20, 2003 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

             NAME AND ADDRESS OF BENEFICIAL               SHARES BENEFICIALLY
              OWNER OR IDENTITY OF GROUP (1)                    OWNED (2)
              --------------------------                        -----

                                                       NUMBER        PERCENT

         Wilma M. Massie (3) .......................   1,731,326        32%

         Perry T. Massie (4) .......................   1,628,316        29%

         Thomas H. Massie (5) ......................   1,626,516        29%

         Richard K. Dickson II (6) .................     461,550         8%

         Mark C. Corcoran (7) ......................      21,000        <1%

         Andrew J. Dale (8) ........................      25,100        <1%

         Jacob J. Hartwick (9) .....................      20,112        <1%

         All directors and Named Executive
         Officers as a group (6 persons) (10) ......   3,782,594        67%


--------
(1) The address of each shareholder is c/o Global Outdoors, Inc., 43445 Business Park Dr., Suite 113, Temecula, California 92590.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2003, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.
(3) Includes 95,000 shares subject to options from the Company exercisable within 60 days of March 20, 2003 and shares held in trusts.
(4) Includes 85,000 shares subject to options from the Company, 224,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2003, shares owned with Mr. Massie's wife and in trusts.
(5) Includes 85,000 shares subject to options from the Company, 224,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2003, shares owned with Mr. Massie's wife and in trusts.
(6) Includes 85,000 shares subject to options from the Company and 300,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2003.
(7) Includes 21,000 shares subject to options from the Company exercisable within 60 days of March 20, 2003.
(8) Includes 20,000 shares subject to options from the Company exercisable within 60 days of March 20, 2003.
(9) Includes 20,000 shares subject to options from the Company exercisable within 60 days of March 20, 2003.
(10) Includes directors' and executive officers' shares listed above, including 314,000 shares subject to options from the Company and 748,000 shares subject to options from Wilma M. Massie exercisable within 60 days of March 20, 2003.

         The following table sets forth certain information regarding the beneficial ownership of The Outdoor Channel's Common Stock as of March 20, 2003 by each director and executive officer of The Outdoor Channel, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of The Outdoor Channel as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

     NAME AND ADDRESS OF BENEFICIAL                        SHARES BENEFICIALLY
      OWNER OR IDENTITY OF GROUP (1)                            OWNED (2)
      --------------------------                                -----
                                                          NUMBER        PERCENT
                                                          ------        -------
 Gold Prospector's Association of America, Inc. (3)....  8,817,916        84%
 Elizabeth J. Sanderson-Burke (4)......................    870,755         8%
 Ray V. Miller (5).....................................    644,966         6%
 Jerry R. Berglund (6).................................    412,602         4%
 Andrew J. Dale (7)....................................    260,000         2%
 Perry T. Massie (8)...................................    209,934         2%
 Thomas H. Massie (9)..................................    207,648         2%
 Wilma M. Massie (10.)..................................   208,850         2%
 Richard K. Dickson II (11).............................   217,934         2%
 Jacob J. Hartwick (12).................................   206,000         2%
 Wade E. Sherman (13)...................................   100,000         1%
 Amy L. Hendrickson (14)................................     6,000        <1%
 All directors and Named Executive
 Officers as a group (11 persons) (15).................. 3,344,725        26%

--------------
(1) The address of each shareholder is c/o The Outdoor Channel, Inc., 43445 Business Park Dr., Suite 103, Temecula, California 92590.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2003, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.
(3) Gold Prospector's Association of America, Inc. is 100% owned by Global Outdoors, Inc.
(4) Includes 500,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003 and shares held in various trusts. She is a director of The Outdoor Channel.
(5) Includes 400,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003 and 50,000 shares owned by Ray Miller's wife. He is a director of The Outdoor Channel.
(6) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003 and 110,000 shares owned by Jerry Berglund's wife and four children. He is a director of The Outdoor Channel.
(7) Includes 250,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003.
(8) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003. He is a director of The Outdoor Channel.
(9) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003. He is a director of The Outdoor Channel.
(10) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003. She is a director of The Outdoor Channel.
(11) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003. He is a director of The Outdoor Channel.
(12) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003.
(13) Includes 100,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003.
(14) Includes 6,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003.
(15) Includes directors' and executive officers' shares listed above, including 2,456,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 20, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is leasing its administrative facilities from Wilma M. Massie, a principal shareholder of the Company and the mother of Perry T. Massie and Thomas H. Massie, under lease agreements currently requiring monthly rent payments of $20,294 of which $12,794 is attributable to a separate lease The Outdoor Channel entered into with the lessor in November 2001 and updated due to changes is square footage as of October 2002. Rent expense for the Company totaled $244,063 and $179,600 for the years ended December 31, 2002 and 2001, respectively. Both leases expire on December 31, 2003.

         As of December 31, 2002 and 2001, the amount owed Wilma M. Massie for two notes payable was $577,950 and $535,234, including accrued interest, respectively. The original maturity dates of the loans from Wilma M. Massie were December 31, 2002 and April 30, 2003 and bear interest from 9.5% to 10%. On March 1, 2003, both notes payable including accrued interest were combined into one unsecured note payable with an interest rate of 8% and the maturity date of the new note was extended to September 31, 2004.

         As of December 31, 2002, the Company owed Wilma M. Massie an additional $14,606, secured by print equipment purchased in May 2001. The Company is paying this obligation at the rate of $5,000 per month including interest at 10%. This loan was paid off in March 2003.

         In January 1998, the Company entered a ten year contract with the Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Company has the option to renew this contract for two five year periods. For the first five years of the contract, the Company is paid $7,400 per week under the contract. For the second five years of the contract beginning January 2003, the Company is paying $11,439 per week under the contract. The Company believes that the contract was initially beneficial to The Outdoor Channel but is now a significant asset to the Company. This contract was made in furtherance of the Company's plan of establishing The Outdoor Channel as an independent and self supporting company.

         Perry T. Massie and Thomas H. Massie each have an option to purchase 224,000 shares of the Company owned by Wilma M. Massie. Mr. Dickson has an option to purchase 300,000 shares of the Common Stock of the Company owned by Wilma M. Massie. In January 1996, Mr. Dickson exercised part of his option from Wilma M. Massie and purchased 50,000 shares from her. These options are for a term of ten years and expire in November 2004. The adjusted exercise price is approximately $1.66 per share.

         From 1994 to April 1999, the Company had an agreement with Richard K. Dickson II pursuant to which it paid Mr. Dickson at the rate of $10,000 per month for legal and certain other services. Effective April, 1999, the Company entered into an employment agreement with Richard K. Dickson II, its Chief Operating Officer. The agreement was for one year and pursuant to the agreement has been automatically extended for one year terms since then. The current agreement provides for a salary of $11,250 per month. During 2002, all this expense at his current salary has been paid. Prior to 2002, a portion of the compensation was paid each month in cash and the remainder was deferred. The deferred portion may be paid by the Company in cash or shares of the common stock of the Company and/or The Outdoor Channel at a future date, at the election of Mr. Dickson. If payments are to be in the form of shares, such payments shall be based on the market value of the shares at the time the services were rendered. Deferred ompensation under the agreement totaled

$317,750 as of December 31, 2002. If the payment of the entire deferred compensation balance in the form of shares was made at December 31, 2002, the Company and The Outdoor Channel would have been required to issue 134,375 and 125,726 shares, respectively, to satisfy their obligations to Mr. Dickson as of that date. The agreement also provides that Mr. Dickson shall receive options to purchase 60,000 shares of Common Stock at an exercise price of $3.00 per share.

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

10.9 Employment Agreement dated April 14, 1999 between the Company and Richard K. Dickson II.

--------------------
* Incorporated by reference from S-1 Registration Statement filed with the SEC June 21, 1989; Amendment No. 1 thereto filed on November 28, 1989; Amendment No. 2 thereto filed on January 10, 1990; Amendment No. 3 thereto filed on February 7, 1990; SB-2 Registration Statement filed with the SEC August 5, 1996; Amendment No. 1 thereto file on January 27, 1997; and Amendment No. 2 thereto filed January 30, 1997.

10.10 Airtime agreement dated January 21, 1998 between the Company and The Outdoor Channel, Inc.

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

21       Subsidiaries of Registrant *



(b) The company filed the following reports on Form 8-K during the quarter ended December 31, 2002, as follows:

         None

Item 14.  Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding the date of this report and concluded that such controls and procedures are effective to make known to us all material information about the financial and operational activities of the Company. Our certifying officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                (Registrant)     GLOBAL OUTDOORS, INC.



                   By: (Signature and Title)      /s/ Perry T. Massie
                                                 -------------------------------
                                                 Perry T. Massie, President
                                                 Dated: March 28, 2003



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



                   By: (Signature and Title)      /s/ Perry T. Massie
                                                 -------------------------------
                                                 Perry T. Massie, President,
                                                 CEO, and Director
                                                 Dated: March 28, 2003



                   By: (Signature and Title)      /s/ Thomas H. Massie
                                                 -------------------------------
                                                 Thomas H. Massie, Executive VP,
                                                 Secretary and Director
                                                 Dated: March 28, 2003



                   By: (Signature and Title)      /s/ Richard K. Dickson II
                                                 -------------------------------
                                                 Richard K. Dickson II, COO, CFO
                                                 (Principal Financial
                                                 Officer), General Counsel and
                                                 Director
                                                 Dated: March 28, 2003



                   By: (Signature and Title)      /s/ Mark C. Corcoran
                                                 -------------------------------
                                                 Mark C. Corcoran, Controller
                                                 Dated: March 28, 2003

                                 CERTIFICATION*

I, Perry T. Massie, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global Outdoors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003     /s/ Perry T. Massie
                         -----------------------------------------------
                         PERRY T. MASSIE, Chief Executive Officer



*Pursuant to Commission Release No. 33-8212, this certification will be treated As "accompanying" this Annual Report on Form 10-KSB and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of Secion 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extant that the registrant specifically incorporates it by reference.

                                 CERTIFICATION*

I, Richard K. Dickson II, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global Outdoors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exhchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2002     /s/ Richard K. Dickson II
                         -------------------------------------------------------
                         RICHARD K. DICKSON II, Chief Financial Officer
                         and Chief Operating Officer



*Pursuant to Commission Release No. 33-8212, this certification will be treated As "accompanying" this Annual Report on Form 10-KSB and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of Secion 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extant that the registrant specifically incorporates it by reference.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Global Outdoors, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Perry T. Massie, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Perry T. Massie
-----------------------------

Chief Executive Officer
March 28, 2003


A signed original of this written statement required by Section 906 has been provided to Global Outdoors, Inc. and will be retained by Global Outdoors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Global Outdoors, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard K. Dickson II, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Dickson II
-----------------------------------

Chief Financial Officer
March 28, 2003



A signed original of this written statement required by Section 906 has been provided to Global Outdoors, Inc. and will be retained by Global Outdoors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.