Form 10QSB
period 2003-03-31
GLOBAL OUTDOORS INC
filed 2003-05-12
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2003
                                        --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at April 30, 2003
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                                 5,369,098

Transitional Small Business Disclosure Format (Check one): Yes  NoX

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                      FOR THE QUARTER ENDED MARCH 31, 2003
--------------------------------------------------------------------------------

                              GLOBAL OUTDOORS, INC.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       March 31     December 31
                                                    -------------  -------------
                                                         2003           2002
                                                    -------------  -------------
                                                     (unaudited)
Current assets:
      Cash and cash equivalents                     $  3,925,122   $  3,247,740
      Accounts receivable, net                         3,152,126      2,473.486
      Inventories                                         86,000         86,337
      Deferred tax assets, net                           318,708        318,708
      Investment in available-for-sale securities        204,750         79,659
      Prepaid income taxes                                               86,889
      Receivable from stockholders                                       55,007
      Other current assets                               100,113        193,183
                                                    -------------  -------------
             Total current assets                      7,786,819      6,541,009
                                                    -------------  -------------

Property, plant and equipment, net:
      Membership recreational mining properties        1,317,010      1,249,650
      Alaska recreational mining properties            1,150,918      1,147,317
      Outdoor Channel equipment and improvements       1,791,741      1,308,512
      Other equipment and leasehold improvements         530,632        521,183
                                                    -------------  -------------
         Property, plant and equipment, net            4,790,301      4,226,662
                                                    -------------  -------------

Trademark, net                                           128,560        132,205
Deferred tax assets, net                                 733,829        733,829
Deposits and other assets                                 41,385        196,298
                                                    -------------  -------------
             Totals                                 $ 13,480,894   $ 11,830,003
                                                    =============  =============

See Notes to Condensed Consolidated Financial Statements.

                                    GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31      December 31
                                                                               -------------  -------------
                                                                                    2003           2002
                                                                               -------------  -------------
                                                                                (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                    $  1,826,492   $  1,337,428
      Customer deposits                                                             121,709
      Current portion of notes and capital lease obligations payable                138,473        154,617
      Current portion of stockholder loans                                                          14,606
      Current portion of deferred revenues                                                         229,767
                                                                               -------------  -------------
             Total current liabilities                                            2,086,674      1,736,418

Stockholder loans, net of current portion                                           585,054        577,950
Other notes and capital lease obligations payable, net of current portion           220,677        244,847
Deferred revenues, net of current portion                                         1,123,461      1,080,353
Deferred satellite rent obligations                                                 430,985        448,040
Deferred compensation                                                               317,750        317,750
                                                                               -------------  -------------
             Total liabilities                                                    4,764,601      4,405,358
                                                                               -------------  -------------

Minority interest in subsidiary                                                   1,463,438      1,262,689
                                                                               -------------  -------------
Commitments and contingencies
Stockholders' equity:
      Common stock, $.02 par value; 50,000,000 shares authorized;
         5,369,098 shares issued and outstanding                                    107,382        107,382
      Common stock subscriptions receivable                                         (92,300)      (262,050)
      Treasury stock, at cost; 76,200 shares                                       (399,981)      (399,981)
      Additional paid-in capital                                                  3,603,833      3,603,833
      Accumulated other comprehensive income                                          3,798          3,524
      Retained earnings                                                           4,030,123      3,109,248
                                                                               -------------  -------------
             Total stockholders' equity                                           7,252,855      6,161,956
                                                                               -------------  -------------

             Totals                                                            $ 13,480,894   $ 11,830,003
                                                                               =============  =============

See Notes to Condensed Consolidated Financial Statements.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended March 31
                                                  ------------------------------
                                                           (unaudited)
Revenues:                                              2003            2002
                                                  -------------    -------------
       Advertising                                $  3,782,187     $  2,256,686
       Subscriber fees                               2,501,279        1,323,646
       Membership services                           1,080,317          893,841
       Trips and outings                                20,723           30,820
       Other Income                                     59,185           49,717
                                                  -------------    -------------
            Total revenues                           7,443,691        4,554,710
                                                  -------------    -------------

Expenses:
       Satellite transmission fees                     597,189          571,465
       Advertising and programming                   1,033,049          594,547
       Trips and outings                                24,028           20,100
       Selling, general and administrative           3,934,292        2,352,918
                                                  -------------    -------------

            Total expenses                           5,588,558        3,539,030
                                                  -------------    -------------

Income from operations                               1,855,133        1,015,680

Other income (expense):
   Interest expense                                    (17,772)         (20,894)
   Interest income                                      17,888           16,199
                                                  -------------    -------------

Income before provision for
   income taxes and minority interest                1,855,249        1,010,985

Provision for income taxes                             733,625          395,230
                                                  -------------    -------------

Income before minority interest                      1,121,624          615,755

Minority interest in net income of
   consolidated subsidiary                             200,749          107,818
                                                  -------------    -------------

Net income                                             920,875          507,937

Preferred stock dividends                                               (90,038)
                                                  -------------    -------------
Net income applicable to common stock             $    920,875          417,899
                                                  =============    =============

Earnings per common share:
  Basic                                           $       0.17     $       0.08
                                                  =============    =============
  Diluted                                         $       0.16     $       0.07
                                                  =============    =============

Weighted average number of common shares outstanding:
  Basic                                              5,304,640        5,236,692
                                                  =============    =============
  Diluted                                            5,872,359        5,844,325
                                                  =============    =============

See Notes to Condensed Consolidated Financial Statements.

                               GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended March 31,
                                                                -------------------------------
                                                                     2003             2002
                                                                -------------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                  $   920,875      $   507,937
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                               201,645          174,644
        Provision for doubtful accounts                              64,131           63,000
        Payment of bonuses through cancellation of receivable
        from stockholders                                           188,757
        Realized gain on sale of available-for-sale securities      (12,900)
        Minority interest in net income of consolidated
           subsidiary                                               200,749          107,818
    Cash provided by changes in operating assets
        and liabilities:
        Accounts receivable                                        (742,771)         (52,627)
        Inventories                                                     337              169
        Other current assets                                        179,959           (3,385)
        Deposits and other assets                                   154,913          (16,416)
        Accounts payable and accrued expenses                       617,877          153,065
        Deferred revenues                                          (186,659)          50,535
        Deferred satellite rent obligations                         (17,055)         (17,055)
                                                                ------------     ------------
           Net cash provided by operating activities              1,569,858          967,685
                                                                ------------     ------------

Investing activities:
    Purchases of property, plant, and equipment                    (761,639)        (201,826)
    Purchases of available for sale securities                     (147,896)
    Proceeds from sale of available-for-sale securities              35,979
    Proceeds from notes receivable                                   36,000
                                                                ------------     ------------
           Net cash used in investing activities                   (837,556)        (201,826)
                                                                ------------     ------------

Financing activities:
    Principal payments on long-term debt and capital leases         (40,314)         (82,041)
    Net payments of stockholder loans                               (14,606)         (13,918)
    Purchase of treasury stock                                                        (4,515)
    Dividends paid on preferred stock                                                (90,038)
                                                                ------------     ------------

           Net cash used in financing activities                    (54,920)        (190,512)
                                                                ------------     ------------

Net increase in cash and cash equivalents                           677,382          575,347

Cash and cash equivalents, beginning of period                    3,247,740        2,574,429
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $ 3,925,122      $ 3,149,776
                                                                ============     ============

Supplemental disclosure of cash flow data:
     Income taxes paid                                                           $    50,000
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

Note 2.  Unaudited Interim Financial Statements

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2003 and its results of operations and cash flows for the three months ended March 31, 2003 and 2002. Information included in the condensed consolidated balance sheet as of December 31, 2002 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2002 and for the years ended December 31, 2002 and 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2002 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year ending December 31, 2003.

Note 3.  Earnings per share

              The Company has presented "basic" earnings per common share in the accompanying condensed consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period.

              The computations of diluted earnings per common share for the quarters ended March 31, 2003 and 2002 take into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the assumed payment of deferred compensation payable in common stock.

              The following table presents diluted earnings for the three months ended March 31, 2003 and 2002:

                                                                                 Three Months Ended March 31
                                                                               ------------------------------
                                                                                        (unaudited)
                                                                                     2003            2002
                                                                               -------------    -------------

                       Weighted average common shares outstanding                   5,304,640     5,236,692

                       Dilutive effect of potential common shares issuable for
                           accrued deferred compensation                              134,375       134,375

                       Dilutive effect of potential common shares issuable upon
                           exercise of stock options and warrants, as adjusted
                           for the application of the treasury
                           stock method                                               433,344       473,258
                                                                                  ------------  ------------
                       Diluted weighted average common shares outstanding           5,872,359     5,844,325
                                                                                  ============  ============

              Basic and diluted earnings per common share for the three months ended March 31, 2002 were originally reported as $0.10 and $0.09 per share, respectively, and have been retroactively restated to reflect the effects on income applicable to common stock of the preferred stock dividends paid during that period.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment information

              The Company follows the provisions of Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment information in the same format reviewed by the Company's chief operating decision makers. The Company segregates its business activities into the major areas that generate revenues. LDMA-AU and GPAA membership sales and related activities are reported separately as they deal with recreational prospecting and rights to use land and facilities for camping and recreational vehicle parking. Trips and outings constitute another business activity of the Company whereby members can participate in a group prospecting activity at a Company site, usually lasting for a week or less. The annual Alaska trip, included in this category, allows members to travel to the Company's Alaska property from one to six weeks to participate in prospecting activities. The Outdoor Channel is a separate business activity whereby the subsidiary broadcasts television programming on "The Outdoor Channel" 24 hours a day, seven days a week, and recognizes advertising and subscription revenues.

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment information (concluded)

              Information with respect to these reportable business segments for the quarter ended March 31, 2003 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Equipment
                            ------------     ------------     ------------     ------------     ------------
Three months ended
March 31, 2003

Trips and Outings           $    20,723      $    (3,305)     $ 2,467,928      $    21,000      $    94,959
The Outdoor Channel           6,246,444        1,953,620        9,134,579          136,860          618,230
Membership and
   merchandise sales          1,176,524          (95,066)       1,878,387           43,785           48,450
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 7,443,691      $ 1,855,249      $13,480,894      $   201,645      $   761,639
                            ============     ============     ============     ============     ============

              Information with respect to these reportable business segments for the quarter ended March 31, 2002 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Equipment
                            ------------     ------------     ------------     ------------     ------------
Three months ended
March 31, 2002

Trips and Outings           $    30,820      $    10,720      $ 2,400,904      $    21,000      $    24,151
The Outdoor Channel           3,570,434        1,008,519        7,349,414           76,860          173,374
Membership and
   merchandise sales            953,456           (8,254)          75,614           76,784            4,301
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 4,554,710      $ 1,010,985      $ 9,825,932      $   174,644      $   201,826
                            ============     ============     ============     ============     ============

                     GLOBAL OUTDOORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.   Stock-Based Compensation

              The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued To Employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting For Stock-Based Compensation. Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed consolidated financial statements for the stock options granted by either the Company or the Outdoor Channel to their employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined in 2003 and 2002 based on the fair value at the grant date for all awards by the Company and the Outdoor Channel consistent with the provisions of SFAS 123 are set forth below:

                                                    Three Months Ended March 31,
                                                         2003           2002
                                                         ----           ----

              Net income - as reported              $   920,875    $   417,899

              Deduct total stock-based employee
              compensation expense determined under
              fair value based method for all awards     48,692         37,404
                                                    ------------   ------------

              Net income - pro forma                $   872,183    $   380,495
                                                    ============   ============

              Basic income per share:
                   As reported                      $      0.17    $      0.08
                   Per share                        $      0.16    $      0.07

              Diluted income per share:
                   As reported                      $      0.16    $      0.07
                   Pro forma                        $      0.15    $      0.07


Note 6.   Related Party Transactions

              During the three months ended March 31, 2003, the Company paid bonuses to certain stockholders who are also employees totaling $188,757 by canceling subscriptions receivable for common stock of $133,750 and accrued interest on the receivables of $55,007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following information includes forward-looking statements. Actual results could differ materially. The statements contained in this report that are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth; (2) estimates regarding the size of target markets; (3) Nielsen Media Research estimates regarding total households and cable and satellite homes subscribing to The Outdoor Channel. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our programming and services; (2) our ability to establish and expand direct and indirect distribution channels; and
(3) competition from a better financed or lower cost entrant into The Outdoor Channel's niche. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 2002.

RECENT ACCOUNTING DEVELOPMENTS

    In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). The adoption of SFAS 146 effective as of January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS 148 are effective for annual periods ending after December 15, 2002. The Company has elected to continue to apply the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has made the applicable disclosures in Note 5 to comply with SFAS 148.

COMPARISON OF QUARTERS ENDED MARCH 31, 2003 AND MARCH 31, 2002

    REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, and trips and outings sales. Subscriber fees are derived solely from The Outdoor Channel. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended March 31, 2003 were $7,443,691, an increase of $2,888,981, or 63%, compared to revenues of $4,554,710 for the quarter ended March 31, 2002. This increase was the result of changes in several items composing revenue. Advertising increased to $3,782,187 for the quarter ended March 31, 2003 from $2,256,686 for the quarter ended March 31, 2002, primarily due to an increase in the various components of advertising on The Outdoor Channel. Subscriber fees increased to $2,501,279 for the quarter ended March 31, 2003 from $1,323,646 for the quarter ended March 31, 2002, primarily due to increases in cable and direct broadcast satellite ("DBS") affiliate subscriber fees and the fall 2002 launch of The Outdoor Channel on DirecTV. Membership services increased to $1,080,317 for the quarter ended March 31, 2003 from $893,841 for the quarter ended March 31, 2002, primarily due to increases in membership sales.

    EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended March 31, 2003 were $5,588,558 an increase of $2,049,528, or 58%, compared to $3,539,030 for the quarter ended March 31, 2002. This increase in expenses was due to several factors. Selling, general and administrative expenses increased to $3,934,292 for the quarter ended March 31, 2003, compared to $2,352,918 for the quarter ended March 31, 2002, due to The Outdoor Channel's personnel expenses, depreciation, insurance, meetings, and professional fees increasing along with GPAA's personnel expenses and printing costs increasing. Advertising and programming increased to $1,033,049 for the quarter ended March 31, 2003, compared to $594,547 for the quarter ended March 31, 2002, due to increase spending for The Outdoor Channel's consumer and trade awareness campaigns. Satellite transmission fees remained level at $597,189 for the quarter ended March 31, 2003 compared to $571,465 for the quarter ended March 31, 2002, due to fixed contracts.

    INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was higher as a percentage of revenues at 25% for the quarter ended March 31, 2003 compared to 22% for the quarter ended March 31, 2002. This was due to revenues increasing at a higher rate than expenses. For the business segment, The Outdoor Channel, income before provision for income taxes and minority interest as a percentage of revenue increased to 31% for the quarter ended March 31, 2003, compared to 28% for the quarter ended March 31, 2002. This was due primarily to an increase in advertising and subscriber sales at The Outdoor Channel for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. For the business segment, membership sales, income before income tax provision and minority interest as a percentage of revenues decreased to (8%) for the quarter ended March 31, 2003, compared to (1%) for the quarter ended March 31, 2002, primarily due to increased payroll expenses. For the business segment, trips & outings, income before provision for income taxes and minority interest as a percentage of revenues decreased to (16%) for the quarter ended March 31, 2003, compared to 35% for the quarter ended March 31, 2002, due to sales decreasing.

    NET INTEREST (EXPENSE) INCOME. Net interest (expense) income decreased to ($116) for the quarter ended March 31, 2003, compared to $4,695 for the quarter ended March 31, 2002. This was primarily due to interest rates being lower on the Company's cash accounts for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. The Company had less debt for the quarter ended March 31, 2003, than for the quarter ended March 31, 2002, but the interest rates on the remaining loans were not lower and therefore did not counterbalance the decrease in interest income.

    MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Minority interest for the quarter ended March 31, 2003 was $200,749 compared to $107,818 for the quarter ended March 31, 2002. This was due to the increased profitability of The Outdoor Channel.

    INCOME TAXES. The income tax provision for the quarter ended March 31, 2003 was $733,625 as compared to $395,230 for the quarter ended March 31, 2002. This was due to the Company earning more taxable income in 2003 as compared to 2002.

    NET INCOME. Net income for the quarter ended March 31, 2003 was $920,875 compared to $507,937 for the quarter ended March 31, 2002. This was due to the increased profitability of The Outdoor Channel.


GENERAL

    Global Outdoors, Inc. (the "Company" or "Global") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor

Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 7,000 members and properties in California, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 33,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips and outings Division sponsors unique recreational prospecting trips to the historic Mother Lode area of California and to the Company's 2,300 acre camp, located 11 miles west of Nome, Alaska.

    Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many other channels, it has, to date, achieved full visibility in the cable and direct broadcast satellite ("DBS") industries. The Outdoor Channel is committed to converting visibility for the Channel's programming into greater distribution into cable and direct broadcast satellite ("DBS") households. Greater distribution will allow The Outdoor Channel to charge higher advertising rates, higher subscriber fees from cable and DBS affiliates, attract more advertisers and receive greater revenues for the Company's products.

    To accomplish the objective of obtaining increased distribution, the Channel seeks to increase penetration on existing affiliates and to sign carriage agreements with the few remaining multi cable system operators ("MSOs") who do not carry us. Efforts to obtain distribution for The Outdoor Channel are broad based and are not limited to areas where there are the greatest number of outdoor enthusiasts. As of May 2003, The Outdoor Channel was launched on approximately 5,000 cable and DBS systems with availability to approximately 57 million households. According to Nielsen Media Research ("Nielsen") as of May 2003, The Outdoor Channel has approximately 22.7 million subscribers. From January 1, 2003 to April 30, 2003, the Channel grew by approximately 2.2 million cable and DBS subscribers according to Nielsen estimates.

    As of March 2003, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated increased levels for the next twelve months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and is planning modest improvements to some of its other properties.

    Since July 30, 1997, the Company's Common Stock has been traded on the NASD's over the counter Bulletin Board under the symbol "GLRS." Price quotes on the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including internet sites on America On Line, Yahoo Finance and cnbc.com.

ITEM 3.  CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operations of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

                                            GLOBAL OUTDOORS, INC.
                                            (Registrant)

Dated:  May 9, 2003                         By: /S/ PERRY T. MASSIE
                                            ----------------------------
                                            PERRY T. MASSIE,
                                            President and Chief
                                            Executive Officer

Dated:  May 9, 2003                         By: /S/ MARK C. CORCORAN
                                            ----------------------------
                                            MARK C. CORCORAN,
                                            Controller
                                            (Chief Accounting Officer)

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

Date: May 9, 2003        /s/ Perry T. Massie
                         -----------------------------------------------
                         PERRY T. MASSIE, Chief Executive Officer

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

Date: May 9, 2003        /s/ Richard K. Dickson II
                         -------------------------------------------------------
                         RICHARD K. DICKSON II, Chief Financial Officer
                         and Chief Operating Officer