Form 10QSB
period 2003-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2003-08-14
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2003
                                        --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number:  0-17287
                                  -------

                         OUTDOOR CHANNEL HOLDINGS, INC.
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

                              GLOBAL OUTDOORS, INC.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)
--------------------------------------------------------------------------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at August 14, 2003
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                                 5,739,464

Transitional Small Business Disclosure Format (Check one): Yes  NoX

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                       FOR THE QUARTER ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

                         OUTDOOR CHANNEL HOLDINGS, INC.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                        (FORMERLY GLOBAL OUTDOORS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       June 30     December 31
                                                    -------------  -------------
                                                         2003           2002
                                                    -------------  -------------
                                                     (unaudited)
Current assets:
      Cash and cash equivalents                     $  4,122,607   $  3,247,740
      Accounts receivable, net                         3,490,846      2,473,486
      Inventories                                         85,837         86,337
      Deferred tax assets, net                           311,558        318,708
      Investment in available-for-sale securities        222,700         79,659
      Prepaid income taxes                               241,217         86,889
      Receivable from stockholders                        25,000         55,007
      Other current assets                               429,549        193,183
                                                    -------------  -------------
             Total current assets                      8,929,314      6,541,009
                                                    -------------  -------------

Property, plant and equipment, net:
      Membership recreational mining properties        1,366,290      1,249,650
      Alaska recreational mining properties            1,218,638      1,147,317
      Outdoor Channel equipment and improvements       1,754,827      1,308,512
      Other equipment and leasehold improvements         533,167        521,183
                                                    -------------  -------------
         Property, plant and equipment, net            4,872,922      4,226,662
                                                    -------------  -------------

Trademark, net                                           124,915        132,205
Deferred tax assets, net                                 733,829        733,829
Deposits and other assets                                 36,170        196,298
                                                    -------------  -------------
             Totals                                 $ 14,697,150   $ 11,830,003
                                                    =============  =============

See Notes to Condensed Consolidated Financial Statements.

                               OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                      (FORMERLY GLOBAL OUTDOORS, INC.)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30      December 31
                                                                               -------------  -------------
                                                                                    2003           2002
                                                                               -------------  -------------
                                                                                (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                    $  1,272,636   $  1,337,428
      Customer deposits                                                             230,984
      Current portion of notes and capital lease obligations payable                138,066        154,617
      Current portion of stockholder loans                                                          14,606
      Current portion of deferred revenues                                                         229,767
                                                                               -------------  -------------
             Total current liabilities                                            1,641,686      1,736,418

Stockholder loans, net of current portion                                                          577,950
Other notes and capital lease obligations payable, net of current portion           120,054        244,847
Deferred revenues, net of current portion                                         1,652,728      1,080,353
Deferred satellite rent obligations                                                 413,930        448,040
Deferred compensation                                                               317,750        317,750
                                                                               -------------  -------------
             Total liabilities                                                    4,146,148      4,405,358
                                                                               -------------  -------------

Minority interest in subsidiary                                                   1,613,424      1,262,689
                                                                               -------------  -------------
Commitments and contingencies
Stockholders' equity:
      Common stock, $.02 par value; 50,000,000 shares authorized;
         5,739,464 and 5,369,098 shares issued and outstanding                      114,789        107,382
      Common stock subscriptions receivable                                         (29,800)      (262,050)
      Treasury stock, at cost; 76,200 shares                                       (399,981)      (399,981)
      Additional paid-in capital                                                  4,540,575      3,603,833
      Accumulated other comprehensive income                                         14,598          3,524
      Retained earnings                                                           4,697,397      3,109,248
                                                                               -------------  -------------
             Total stockholders' equity                                           8,937,578      6,161,956
                                                                               -------------  -------------

             Totals                                                            $ 14,697,150   $ 11,830,003
                                                                               =============  =============

See Notes to Condensed Consolidated Financial Statements.


                OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY GLOBAL OUTDOORS, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended June 30           Six Months Ended June 30
                                         ------------------------------    ------------------------------
                                                  (unaudited) (unaudited)
Revenues:                                     2003            2002              2003            2002
                                         -------------    -------------     -------------    -------------
       Advertising                       $  3,692,640     $  2,537,295      $  7,474,827     $  4,793,981
       Subscriber fees                      2,323,616        1,425,006         4,824,895        2,748,652

       Membership services                  1,075,458          843,181         2,155,775        1,737,022
       Trips and outings                       31,612           47,682            52,335           78,502
       Other income                            58,007           12,209           117,192           61,926
                                         -------------    -------------     -------------    -------------
            Total revenues                  7,181,333        4,865,373        14,625,024        9,420,083
                                         -------------    -------------     -------------    -------------

Expenses:
       Satellite transmission fees            604,662          600,968         1,201,851        1,172,433
       Advertising and programming          1,214,239          625,441         2,247,288        1,219,988
       Trips and outings                       24,600           23,600            48,628           43,700
       Selling, general and administrative  3,976,577        2,570,677         7,910,869        4,923,595
                                         -------------    -------------     -------------    -------------

            Total expenses                  5,820,078        3,820,686        11,408,636        7,359,716
                                         -------------    -------------     -------------    -------------

Income from operations                      1,361,255        1,044,687         3,216,388        2,060,367

Other income (expense):
   Gain on issuance of common stock of sub.                     46,786                             46,786
   Interest expense                           (16,076)         (16,396)          (33,848)         (37,290)
   Interest income                              9,890           18,465            27,778           34,664
                                         -------------    -------------     -------------    -------------

Income before provision for
   income taxes and minority interest       1,355,069        1,093,542         3,210,318        2,104,527

Provision for income taxes                    537,809          427,865         1,271,434          823,095
                                         -------------    -------------     -------------    -------------

Income before minority interest               817,260          665,677         1,938,884        1,281,432

Minority interest in net income of
   consolidated subsidiary                    149,986          112,020           350,735          219,838
                                         -------------    -------------     -------------    -------------

Net income                                    667,274          553,657         1,588,149        1,061,594

Preferred stock dividends                                                                         (90,038)
                                         -------------    -------------     -------------    -------------
Net income applicable to common stock    $    667,274     $    553,657      $  1,588,149     $    971,556
                                         =============    =============     =============    =============

Earnings per common share:
  Basic                                          0.12             0.10              0.30             0.18
                                         =============    =============     =============    =============
  Diluted                                        0.12             0.09              0.28             0.17
                                         =============    =============     =============    =============

Weighted average number of common shares outstanding:
  Basic                                     5,426,916        5,300,330         5,365,778        5,268,638
                                         =============    =============     =============    =============
  Diluted                                   5,783,525        5,895,676         5,696,122        5,866,305
                                         =============    =============     =============    =============


See Notes to Condensed Consolidated Financial Statements.

                          OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                (FORMERLY GLOBAL OUTDOORS, INC.)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended June 30,
                                                                -------------------------------
                                                                     2003             2002
                                                                -------------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                  $ 1,588,149      $ 1,061,594
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                               403,291          349,289
        Provision for doubtful accounts                             215,009          134,112
        Common stock of subsidiary issued for services                                 9,015
        Gain on issuance of common stock of subsidiary                               (46,786)
        Bonus expense recorded for stockholder receivable           251,257
        Realized gain on sale of available-for-sale securities      (12,900)
        Minority interest in net income of consolidated
           subsidiary                                               350,735          226,295
    Cash provided by changes in operating assets
        and liabilities:
        Accounts receivable                                      (1,232,369)        (426,209)
        Inventories                                                     500              169
        Other current assets                                       (415,694)        (348,396)
        Deposits and other assets                                   160,128              229
        Accounts payable and accrued expenses                       298,666          149,915
        Deferred revenues                                           342,608          130,218
        Deferred satellite rent obligations                         (34,110)         (34,110)
                                                                ------------     ------------
           Net cash provided by operating activities              1,915,270        1,205,335
                                                                ------------     ------------

    Investing activities:
        Purchases of property, plant, and equipment              (1,042,261)        (555,266)
        Purchases of available-for-sale securities                 (147,896)
        Proceeds from notes receivable                               36,000
        Proceeds from sale of available for sale securities          35,979
                                                                 ------------     ------------
           Net cash used in investing activities                  (1,118,178)        (555,266)
                                                                 ------------     ------------

    Financing activities:
        Principal payments on long-term debt and capital leases    (116,369)        (128,841)
        Net payments of stockholder loans                           (14,606)         (28,169)
        Purchase of treasury stock                                                   (36,410)
        Exercise of stock options                                   208,750
        Proceeds from exercise of stock options                                       35,601
        Dividends paid on preferred stock                                            (90,038)
                                                                ------------     ------------

           Net cash provided by (used in) financing activities       77,775         (247,857)
                                                                ------------     ------------

Net increase in cash and cash equivalents                           874,867          402,212

Cash and cash equivalents, beginning of period                    3,247,740        2,574,429
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $ 4,122,607      $ 2,976,641
                                                                ============     ============

Supplemental disclosures of noncash financing activities:

  Exchange of stockholder loans for exercise of stock options   $   622,500
                                                                ============

See Notes to Condensed Consolidated Financial Statements.

                OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY GLOBAL OUTDOORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Organization, Management Statement

              Organization
              ------------

              Effective June 27, 2003, the Company changed its name from Global Outdoors, Inc. to Outdoor Channel Holdings, Inc. Outdoor Channel Holdings, Inc. (the "Company" or "Holdings") owns a majority interest in The Outdoor Channel, Inc. ("The Outdoor Channel" or "Channel"), a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company has a variety of other business activities. The Company receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of America, Inc. ("GPAA") and from the sale of memberships in Lost Dutchman's (LDMA-AU, Inc.) which entitles members to engage in recreational prospecting on its California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company receives revenues from its trips and outings division which includes its "Alaska Trip," a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, advertising revenue in a bi-monthly magazine, cable subscriber fees, advertising revenues through cable television programming on The Outdoor Channel, Inc. and through merchandise sales.

Note 2.  Unaudited Interim Financial Statements and Reference to Form 10-KSB

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2003 and its results of operations and cash flows for the three months and six months ended June 30, 2003 and 2002. Information included in the condensed consolidated balance sheet as of December 31, 2002 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2002 and for the years ended December 31, 2002 and 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2002 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year ending December 31, 2003.

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

              The computations of diluted earnings per common share for the three and six months ended June 30, 2003 and 2002 take into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the assumed payment of deferred compensation payable in common stock.

              The following table presents diluted average common shares outstanding for the three and six months ended June 30, 2003 and 2002:

                                                               Three months    Three months    Six months    Six months
                                                                   Ended           Ended          Ended         Ended
                                                               June 30,2003    June 30,2002   June 30,2003  June 30,2002
                                                               -------------   -------------  ------------  ------------
      Weighted average common shares outstanding                   5,426,916       5,300,330     5,365,778     5,268,638

      Dilutive effect of potential common shares issuable for
      accrued deferred compensation                                  134,375         134,375       134,375       134,375

      Dilutive effect of potential common shares issuable upon
      exercise of stock options and warrants, as adjusted for
      the application of the treasury stock method                   222,234         460,971        195,969      463,292
                                                               -------------    ------------   ------------  -----------
      Diluted weighted average common shares outstanding           5,783,525       5,895,676      5,696,122    5,866,305
                                                               =============    ============   ============  ===========

                OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                        (FORMERLY GLOBAL OUTDOORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

              Information with respect to these reportable business segments for the three and six months ended June 30, 2003 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Equipment
                            ------------     ------------     ------------     ------------     ------------
Three months ended June 30, 2003

Trips and Outings           $    31,612      $     7,012      $ 2,584,928      $    21,000      $   141,001
The Outdoor Channel           5,974,404        1,432,834        9,900,090          136,860           98,086
Membership and
   merchandise sales          1,175,317          (84,777)       2,212,132           43,786           41,535
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 7,181,333      $ 1,355,069      $14,697,150      $   201,646      $   280,622
                            ============     ============     ============     ============     ============

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Equipment
                            ------------     ------------     ------------     ------------     ------------
Six months ended June 30, 2003

Trips and Outings           $    52,335      $     3,707      $ 2,584,928      $    42,000      $   235,960
The Outdoor Channel          12,220,848        3,386,454        9,900,090          273,720          716,316
Membership and
   merchandise sales          2,351,841         (179,843)       2,212,132           87,571           89,985
                            ------------     ------------     ------------     ------------     ------------

      Totals                $14,625,024      $ 3,210,318      $14,697,150      $   403,291      $ 1,042,261
                            ============     ============     ============     ============     ============

                OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY GLOBAL OUTDOORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment information (concluded)

              Information with respect to these reportable business segments for the three and six months ended June 30, 2002 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Equipment
                            ------------     ------------     ------------     ------------     ------------
Three months ended June 30, 2002

Trips and Outings           $    47,682      $    24,082      $ 2,395,969      $    21,000      $    70,063
The Outdoor Channel           3,874,030        1,089,064        7,797,195           76,860          261,627
Membership and
   merchandise sales            943,661          (19,604)         269,263           76,785           21,750
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 4,865,373      $ 1,093,542      $10,462,427      $   174,645      $   353,440
                            ============     ============     ============     ============     ============


                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Equipment
                            ------------     ------------     ------------     ------------     ------------
Six months ended June 30, 2002

Trips and Outings           $    78,502      $    34,802      $ 2,395,969      $    42,000      $    94,214
The Outdoor Channel           7,444,464        2,097,583        7,797,195          153,720          435,001
Membership and
   merchandise sales          1,897,117          (27,858)         269,263          153,569           26,051
                            ------------     ------------     ------------     ------------     ------------

      Totals                $ 9,420,083      $ 2,104,527      $10,462,427      $   349,289      $   555,266
                            ============     ============     ============     ============     ============

                OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                        (FORMERLY GLOBAL OUTDOORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.   Stock-Based Compensation

              The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued To Employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation." Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed consolidated financial statements for the stock options granted by either the Company or the Outdoor Channel to their employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined in 2003 and 2002 based on the fair value at the grant date for all awards by the Company and the Outdoor Channel consistent with the provisions of SFAS 123 are set forth below:

              A description of the Company's various Stock Option Plans and other information related to stock options are included in Note 8 in its Annual Report on Form 10-KSB for the year ended December 31, 2002. Certain information related to options outstanding at June 30, 2003 and changes in options outstanding during the six months ended June 30, 2003 is summarized below.

                                                                                  Weighted
                                                          Shares or               Average
                                                          Price Per               Exercise
                                                            Share                  Price
                                                          ----------             ----------
                   Outstanding at January 1, 2003           700,200                 $  3.57
                   Options granted                           55,000                   14.07
                   Options exercised                       (370,366)                   2.41
                                                          ----------
                   Options outstanding at June 30, 2003     384,834                    6.11
                                                          ==========

                   Weighted average fair value of options
                     granted during the six months ended
                     June 30, 2003                          $  12.30

                                                    Three Months Ended June 30,   Six Months Ended June 30,
                                                         2003           2002          2003          2002
                                                         ----           ----          ----          ----
              Net income - as reported              $   667,274    $   553,657    $  1,588,149   $  971,556

              Deduct total stock-based employee
              compensation expense determined under
              fair value based method for all awards    131,478         37,404         180,170       74,808
                                                    ------------   ------------   ------------   ----------

              Net income - pro forma                $   553,796    $   516,253    $  1,407,979   $  896,748
                                                    ============   ============   ============   ==========

              Basic income per share:
                   As reported                      $      0.12    $      0.10    $       0.30   $     0.18
                   Pro forma                        $      0.10    $      0.10    $       0.26   $     0.17

              Diluted income per share:
                   As reported                      $      0.12    $      0.10    $       0.28   $     0.17
                   Pro forma                        $      0.10    $      0.09    $       0.25   $     0.16


Note 6.   Related Party Transactions

              During the six months ended June 30, 2003, the Company paid bonuses to certain stockholders who are also employees totaling $251,257 by canceling subscriptions receivable for common stock of $196,250 and accrued interest on the receivables of $55,007.

Note 7.  Equity transactions

              During the quarter ended June 30, 2003, options to purchase 370,366 shares of common stock of the Company were exercised as follows:

              The Company exchanged all of the outstanding stockholder loans for the proceeds from the sales of 265,000 shares of common stock upon the exercise of stock options at a weighted average exercise price of $2.35. In addition, an employee exercised an option to purchase 20,000 shares of common stock at an exercise price of $2.25.

              During the quarter ended June 30, 2003, the Company received total proceeds of $208,750 from the sale of 80,000 shares of common stock upon the exercise of stock options at a weighted average exercise price of $2.28. In addition, the Company issued 5,366 shares of common stock to an employee in consideration of the employee's cancellation of deferred compensation in the amount of $16,098.
                                      -11-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following information includes forward-looking statements. Actual results could differ materially. The statements contained in this report that are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth from advertising and subscriber fees; (2) anticipated expenses including personnel and bad debts; (3) Nielsen Media Research estimates regarding total households and cable and satellite homes subscribing to The Outdoor Channel; (4) estimates regarding the size of target markets. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our programming and services; (2) our ability to establish and expand direct and indirect distribution channels;
(3) competition from a better financed or lower cost entrant into The Outdoor Channel's niche. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 2002.

RECENT ACCOUNTING DEVELOPMENTS

    In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The adoption of SFAS 146 effective as of January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS 148 are effective for annual periods ending after December 15, 2002. The Company has elected to continue to apply the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has made the applicable disclosures in Note 5 to comply with SFAS 148.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is generally effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have material impact on the Company's financial position or results of operations.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

    REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, and trips and outings sales. Subscriber fees are derived solely from The Outdoor Channel. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the quarter ended June 30, 2003 were $7,181,333, an increase of $2,315,960, or 48%, compared to revenues of $4,865,373 for the quarter ended June 30, 2002. This increase was the result of changes in several items composing revenue. Advertising increased to $3,692,640 for the quarter ended June 30, 2003 from $2,537,295 for the quarter ended June 30, 2002, primarily due to an increase in the various components of advertising on The Outdoor Channel. Subscriber fees increased to $2,323,616 for the quarter ended June 30, 2003 from $1,425,006 for the quarter ended June 30, 2002, primarily due to increases in cable and direct broadcast satellite ("DBS") affiliate subscriber fees and the fall 2002 launch of The Outdoor Channel on DirecTV. Membership services increased to $1,075,458 for the quarter ended June 30, 2003 from $843,181 for the quarter ended June 30, 2002, primarily due to increases in membership sales.

    EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended June 30, 2003 were $5,820,078 an increase of $1,999,392, or 52%, compared to $3,820,686 for the quarter ended June 30, 2002. This increase in expenses was due to several factors. Selling, general and administrative expenses increased to $3,976,577 for the quarter ended June 30, 2003, compared to $2,570,677 for the quarter ended June 30, 2002, due to The Outdoor Channel's personnel expenses, depreciation, insurance, meetings, and professional fees increasing along with GPAA's personnel expenses and printing costs increasing. Advertising and programming increased to $1,214,239 for the quarter ended June 30, 2003, compared to $625,441 for the quarter ended June 30, 2002, due to increased spending for The Outdoor Channel's production costs along with consumer and trade awareness campaigns. Satellite transmission fees remained level at $604,662 for the quarter ended June 30, 2003 compared to $600,968 for the quarter ended June 30, 2002, due to fixed contracts.

    INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was lower as a percentage of revenues at 19% for the quarter ended June 30, 2003 compared to 22% for the quarter ended June 30, 2002. This was due to expenses increasing at a higher rate than revenues. For the business segment, The Outdoor Channel, income before provision for income taxes and minority interest as a percentage of revenue decreased to 24% for the quarter ended June 30, 2003, compared to 30% for the quarter ended June 30, 2002. This was due primarily to an increase in selling, general and administrative expenses at The Outdoor Channel for the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002. For the business segment, membership and merchandise sales, loss before tax provision and minority interest as a percentage of revenues increased to (7%) for the quarter ended June 30, 2003, compared to (2%) for the quarter ended June 30, 2002, primarily due to increased payroll expenses. For the business segment, trips and outings, income before provision for income taxes and minority interest as a percentage of revenues decreased to 22% for the quarter ended June 30, 2003, compared to 51% for the quarter ended June 30, 2002.

    NET INTEREST (EXPENSE) INCOME. Net interest (expense) income decreased to ($6,186) for the quarter ended June 30, 2003, compared to $2,069 for the quarter ended June 30, 2002. This was primarily due to interest rates being lower on the Company's cash accounts for the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002. The Company had less debt for the quarter ended June 30, 2003, than for the quarter ended June 30, 2002, but the interest rates on the remaining loans were not lower and therefore did not counterbalance the decrease in interest income.

    MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Minority interest for the quarter ended June 30, 2003 was $149,986 compared to $112,020 for the quarter ended June 30, 2002. This was due to the increased profitability of The Outdoor Channel.

    INCOME TAXES. The income tax provision for the quarter ended June 30, 2003 was $537,809 as compared to $427,865 for the quarter ended June 30, 2002. This was due to the Company earning more taxable income in 2003 as compared to 2002.

    NET INCOME. Net income for the quarter ended June 30, 2003 was $667,274 compared to $553,657 for the quarter ended June 30, 2002. This was due to the increased profitability of The Outdoor Channel.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

    REVENUES. The Company's revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, and trips and outings sales. Subscriber fees are derived solely from The Outdoor Channel. Advertising fees result from the sale of advertising time on The Outdoor Channel and from advertising space in publications such as the Gold Prospector magazine. Revenues for the six months ended June 30, 2003 were $14,625,024, an increase of $5,204,941, or 55%, compared to revenues of $9,420,083 for the six months ended June 30, 2002. This increase was the result of changes in several items composing revenue. Advertising increased to $7,474,827 for the six months ended June 30, 2003 from $4,793,981 for the six ended June 30, 2002, primarily due to an increase in the various components of advertising on The Outdoor Channel. Subscriber fees increased to $4,824,895 for the six months ended June 30, 2003 from $2,748,652 for the six months ended June 30, 2002, primarily due to increases in cable and direct broadcast satellite ("DBS") affiliate subscriber fees and the fall 2002 launch of The Outdoor Channel on DirecTV. Membership services increased to $2,155,775 for the six months ended June 30, 2003 from $1,737,022 for the six ended June 30, 2002, primarily due to increases in membership sales.

EXPENSES. The Company's expenses consist primarily of the cost of satellite transponder and uplink facilities, programming, advertising and promotion, trips and outings expenses, sales and administrative salaries, office expenses and general overhead. Expenses for the six months ended June 30, 2003 were $11,408,636 an increase of $4,048,920, or 55%, compared to $7,359,716 for the six months ended June 30, 2002. This increase in expenses was due to several factors. Selling, general and administrative expenses increased to $7,910,869 for the six months ended June 30, 2003, compared to $4,923,595 for the six months ended June 30, 2002, due to The Outdoor Channel's personnel expenses, depreciation, insurance, meetings, and professional fees increasing along with GPAA's personnel expenses and printing costs increasing. Advertising and programming increased to $2,247,288 for the six months ended June 30, 2003, compared to $1,219,988 for the six months ended June 30, 2002, due to increase spending for The Outdoor Channel's production costs along with consumer and trade awareness campaigns. Satellite transmission fees remained level at $1,201,851 for the six months ended June 30, 2003 compared to $1,172,433 for the six months ended June 30, 2002, due to fixed contracts.

    INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest was about the same as a percentage of revenues at 22% for the six months ended June 30, 2003 compared to 22% for the six months ended June 30, 2002. For the business segment, The Outdoor Channel, income before provision for income taxes and minority interest as a percentage of revenue was about the same at 28% for the six months ended June 30, 2003, compared to 28% for the six months ended June 30, 2002. For the business segment, membership and merchandise sales, income before income tax provision and minority interest as a percentage of revenues increased to (8%) for the six months ended June 30, 2003 compared to (3%) for the six months ended June 30, 2002, primarily due to increased payroll expenses. For the business segment, trips and outings, income before provision for income taxes and minority interest as a percentage of revenues decreased to 7% for the six months ended June 30, 2003, compared to 44% for the six months ended June 30, 2002.

    NET INTEREST EXPENSE. Net interest expense increased to ($6,070) for the six months ended June 30, 2003, compared to ($2,626) for the six months ended June 30, 2002. This was primarily due to interest rates being lower on the Company's cash accounts for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The Company had less debt for the quarter ended June 30, 2003, than for the six months ended June 30, 2002, but the interest rates on the remaining loans were not lower and therefore did not counterbalance the decrease in interest income.

    MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Minority interest for the six months ended June 30, 2003 was $350,735 compared to $219,838 for the six months ended June 30, 2002. This was due to the increased profitability of The Outdoor Channel.

    INCOME TAXES. The income tax provision for the six months ended June 30, 2003 was $1,271,434 as compared to $823,095 for the six months ended June 30, 2002. This was due to the Company earning more taxable income in 2003 as compared to 2002.

    NET INCOME. Net income for the six months ended June 30, 2003 was $1,588,149 compared to $1,061,594 for the six months ended June 30, 2002. This was due to the increased profitability of The Outdoor Channel.

GENERAL

    Outdoor Channel Holdings, Inc. (the "Company" or "Holdings") is the principal owner of The Outdoor Channel, Inc. which owns and operates The Outdoor Channel ("The Outdoor Channel" or "Channel"), the first national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include, LDMA-AU, Inc. ("Lost Dutchman's"), Gold Prospectors' Association of

America, Inc. ("GPAA") and the Trips Division. Lost Dutchman's is a national recreational gold prospecting campground club with over 7,000 members and properties in California, Oregon, Nevada, Arizona, Colorado, Georgia, South Carolina and North Carolina. GPAA is the largest recreational gold prospecting club in the world with approximately 33,000 active members. GPAA also sells products and services related to recreational gold prospecting and is the publisher of the Gold Prospector magazine. The Company's Trips and Outings Division sponsors unique recreational prospecting trips to the historic Mother Lode area of California and to the Company's 2,300 acre camp, located 11 miles west of Nome, Alaska.

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

    To accomplish the objective of obtaining increased distribution, the Channel seeks to increase penetration on existing affiliates and to sign carriage agreements with the few remaining multi cable system operators ("MSOs") who do not carry us. Efforts to obtain distribution for The Outdoor Channel are broad based and are not limited to areas where there are the greatest number of outdoor enthusiasts. As of August 2003, The Outdoor Channel was launched on approximately 5,200 cable and DBS systems with availability to approximately
58.3 million households. According to Nielsen Media Research ("Nielsen") as of August 2003, The Outdoor Channel has approximately 23.3 million subscribers. From January 1, 2003 to June 30, 2003, the Channel grew by approximately 2.6 million cable and DBS subscribers according to Nielsen estimates. The Outdoor Channel has experienced some seasonality with Nielsen Ratings trending higher September through January. This pattern is consistent with the other programmers in our industry. The Company believes this seasonality could adversely impact it's advertising revenues in the spring through mid-summer.

     The shareholders of the Company approved changing the Company's name to Outdoor Channel Holdings, Inc. from Global Outdoors, Inc. at the Annual Shareholders meeting held on June 23, 2003. The name change was effective on June 27, 2003.

     In July, 2003, The Outdoor Channel added 14 quarterly new shows to its weekly lineup. Included in these shows are Cabela's Sportsman's Quest, L.L. Bean's Guide to the Outdoors, Track and Trail Adventures with Wally Dallenbach and Guns and Ammo TV.

     On July 27, 2003, The Outdoor Channel was honored as Programmer of the Year by the National Cable Television Cooperative ("NCTC"). The NCTC is a programming and hardware buying cooperative that represents more than 1,000 independent cable operators, their 6,500 individual systems and more than 14 million subscribers nationwide.

    As of August 2003, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated increased levels for the next twelve months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing. At the current level of operations, the Company is retiring some of its existing debt and is planning modest improvements to some of its other properties.

    From July 30, 1997, to August 1, 2003, the Company's Common Stock had been traded on the NASD's Over the Counter Bulletin Board under the symbol "GLRS." Effective August 04, 2003, Outdoor Channel Holdings, Inc. (formerly Global Outdoors, Inc.) changed its symbol to "OUTD." Price quotes on "OUTD" for the Company's Common Stock can be obtained from any stockbroker. Also, price quotes can be obtained from a number of other sources including Internet sites on America On Line, Yahoo Finance and cnbc.com.

ITEM 3.  CONTROLS AND PROCEDURES

    (a) The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

    (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended June 30, 2003, we issued 370,366 shares of our common Stock upon exercise of outstanding options held by eight employees and one former employee at exercise prices ranging between $2.25 and $3.00 per share. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no underwriter involved in the issuance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      The Company's annual meeting of shareholders was held June 23, 2003.

(b) Perry T. Massie, Thomas H. Massie and Richard K. Dickson II were reelected directors of the Company.

(c)      1.       Proposal to Elect as Directors of Global: Perry T. Massie,
                  Thomas H. Massie and Richard K. Dickson II.

         There were 4,994,262 votes for and 400 votes withheld in connection with the election of Perry T. Massie. There were 4,994,262 votes for and 400 votes withheld in connection with the election of Thomas H. Massie. There were 4,994,262 votes for and 420 votes withheld in connection with the election of Richard K. Dickson II.

         2. Proposal to change the name of the Company to Outdoor Channel Holdings,Inc.

                  (a) There were 4,930,765 votes for and 24,865 votes against.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit Number

       3.1      Articles of Amendment of Outdoor Channel Holdings, Inc. dated
                June 24, 2003, and filed with the State of Alaska Department of
                Community and Economic Development, Division of Banking,
                Securities and Corporations on June 27, 2003.
       3.2      Amended and Restated By Laws of Global Outdoors, Inc. dated
                March 31, 2003.
       31.1     Certification by Chief Executive Officer
       31.2     Certification by Chief Financial Officer
       32.1*    Section 1350 Certification by Chief Executive Officer
       32.2*    Section 1350 Certification by Chief Financial Officer

* Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-QSB and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K

         On May 14, 2003, the Company filed a Report on Form 8-K which included as an exhibit a Press Release dated May 12, 2003, announcing the Company's financial results for the first quarter of the 2003 fiscal year.

         On April 2, 2003, the Company filed a report on Form 8-K which included as an exhibit a Press Release dated March 31, 2003 announcing the Company's financial results for the 2002 fiscal year.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OUTDOOR CHANNEL HOLDINGS, INC.
                                            (Registrant)

Dated:  August 14, 2003                     By: /S/ PERRY T. MASSIE
                                            ----------------------------
                                            PERRY T. MASSIE,
                                            President and Chief
                                            Executive Officer

Dated:  August 14, 2003                     By: /S/ MARK C. CORCORAN
                                            ----------------------------
                                            MARK C. CORCORAN,
                                            Controller
                                            (Chief Accounting Officer)