Form 10QSB
period 2003-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2003-11-14
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2003
                                        ------------------

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

                                 (909) 699-4749
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)
--------------------------------------------------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                       Number of Shares Issued
           Class                                         at November 11, 2003
 ----------------------------                       ----------------------------
 Common Stock, $.02 par value                                 5,748,964

Transitional Small Business Disclosure Format (Check one): Yes  NoX

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              FINANCIAL STATEMENTS
                                 PART I - ITEM 1

--------------------------------------------------------------------------------
                       FOR THE QUARTER ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                         OUTDOOR CHANNEL HOLDINGS, INC.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                        (FORMERLY GLOBAL OUTDOORS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    September 30    December 31
                                                    -------------  -------------
                                                         2003           2002
                                                    -------------  -------------
                                                     (unaudited)
Current assets:
      Cash and cash equivalents                     $  5,589,501   $  3,247,740
      Accounts receivable, net                         3,834,058      2,473,486
      Inventories                                         86,337         86,337
      Deferred tax assets, net                           311,000        318,708
      Investment in available-for-sale securities        519,529         79,659
      Prepaid income taxes                                               86,889
      Receivable from stockholders                        25,000         55,007
      Other current assets                               319,684        193,183
                                                    -------------  -------------
             Total current assets                     10,685,109      6,541,009
                                                    -------------  -------------

Property, plant and equipment, net:
      Membership division                              3,145,946      2,918,150
      Outdoor Channel equipment and improvements       1,706,562      1,308,512
                                                    -------------  -------------
         Property, plant and equipment, net            4,852,508      4,226,662
                                                    -------------  -------------

Trademark, net                                           121,270        132,205
Deferred tax assets, net                                 733,829        733,829
Deposits and other assets                                 45,763        196,298
                                                    -------------  -------------
             Totals                                 $ 16,438,479   $ 11,830,003
                                                    =============  =============

See Notes to Condensed Consolidated Financial Statements.

                               OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                      (FORMERLY GLOBAL OUTDOORS, INC.)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30    December 31
                                                                               -------------  -------------
                                                                                    2003           2002
                                                                               -------------  -------------
                                                                                (unaudited)
Current liabilities:
      Accounts payable and accrued expenses                                    $  1,562,853   $  1,337,428
      Customer deposits                                                              32,347
      Current portion of notes and capital lease obligations payable                135,829        154,617
      Current portion of stockholder loans                                                          14,606
      Current portion of deferred revenues                                                         229,767
                                                                               -------------  -------------
             Total current liabilities                                            1,731,029      1,736,418

Stockholder loans, net of current portion                                                          577,950
Other notes and capital lease obligations payable, net of current portion            88,590        244,847
Deferred revenues, net of current portion                                         1,790,947      1,080,353
Deferred satellite rent obligations                                                 396,875        448,040
Deferred compensation                                                               317,750        317,750
                                                                               -------------  -------------
             Total liabilities                                                    4,325,191      4,405,358
                                                                               -------------  -------------

Minority interest in subsidiary                                                   1,885,015      1,262,689
                                                                               -------------  -------------
Commitments and contingencies
Stockholders' equity:
      Common stock, $.02 par value; 50,000,000 shares authorized;
         5,740,464 and 5,369,098 shares issued                                      114,809        107,382
      Common stock subscriptions receivable                                         (29,800)      (262,050)
      Treasury stock, at cost; 76,200 shares                                       (399,981)      (399,981)
      Additional paid-in capital                                                  4,544,555      3,603,833
      Accumulated other comprehensive income                                         16,104          3,524
      Retained earnings                                                           5,982,586      3,109,248
                                                                               -------------  -------------
             Total stockholders' equity                                          10,228,273      6,161,956
                                                                               -------------  -------------

             Totals                                                            $ 16,438,479   $ 11,830,003
                                                                               =============  =============

See Notes to Condensed Consolidated Financial Statements.


                               OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                      (FORMERLY GLOBAL OUTDOORS, INC.)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended September 30   Nine Months Ended September 30
                                         ------------------------------    ------------------------------
                                                   (unaudited)                      (unaudited)
Revenues:                                     2003            2002              2003            2002
                                         -------------    -------------     -------------    -------------
       Advertising                       $  4,214,427     $  2,845,724      $ 11,689,254     $  7,639,705
       Subscriber fees                      3,004,629        1,444,372         7,829,524        4,193,024
       Membership income                    1,210,373        1,531,754         3,418,483        3,347,278
       Other income                            13,218            8,788           130,410           70,714
                                         -------------    -------------     -------------    -------------
            Total revenues                  8,442,647        5,830,638        23,067,671       15,250,721
                                         -------------    -------------     -------------    -------------

Expenses:
       Satellite transmission fees            610,707          589,624         1,812,558        1,762,057
       Advertising and programming            910,541          903,213         3,157,829        2,123,201
       Selling, general and administrative  4,344,584        3,096,531        12,304,081        8,063,826
                                         -------------    -------------     -------------    -------------

            Total expenses                  5,865,832        4,589,368        17,274,468       11,949,084
                                         -------------    -------------     -------------    -------------

Income from operations                      2,576,815        1,241,270         5,793,203        3,301,637

Other income (expense):
   Gain on issuance of common stock of sub.                                                        46,786
   Interest expense                            (4,618)         (20,079)          (38,466)         (57,369)
   Interest income                             12,995           19,461            40,773           54,125
                                         -------------    -------------     -------------    -------------

Income before provision for
   income taxes and minority interest       2,585,192        1,240,652         5,795,510        3,345,179

Provision for income taxes                  1,028,412          493,017         2,299,846        1,316,112
                                         -------------    -------------     -------------    -------------

Income before minority interest             1,556,780          747,635         3,495,664        2,029,067

Minority interest in net income of
   consolidated subsidiary                    271,591          111,112           622,326          330,950
                                         -------------    -------------     -------------    -------------

Net income                                  1,285,189          636,523         2,873,338        1,698,117

Preferred stock dividends                                                                         (90,038)
                                         -------------    -------------     -------------    -------------
Net income applicable to common stock    $  1,285,189     $    636,523      $  2,873,338     $  1,608,079
                                         =============    =============     =============    =============

Earnings per common share:
  Basic                                          0.23             0.12              0.53             0.30
                                         =============    =============     =============    =============
  Diluted                                        0.21             0.11              0.49             0.28
                                         =============    =============     =============    =============

Weighted average number of common shares outstanding:
  Basic                                     5,655,299        5,309,541         5,462,287        5,281,755
                                         =============    =============     =============    =============
  Diluted                                   6,076,434        5,870,862         5,832,311        5,868,472
                                         =============    =============     =============    =============


See Notes to Condensed Consolidated Financial Statements.

                          OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                (FORMERLY GLOBAL OUTDOORS, INC.)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     2003             2002
                                                                -------------------------------
                                                                          (unaudited)
Operating activities:
    Net income                                                  $ 2,873,338        1,698,117
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                               604,935          523,935
        Provision for doubtful accounts                             215,009          188,145
        Common stock of subsidiary issued for services                                 9,015
        Gain on issuance of common stock of subsidiary                               (46,786)
        Bonus expense recorded for stockholder receivable           251,257
        Realized gain on sale of available-for-sale securities      (12,900)
        Tax benefit on exercise of stock options                     51,799
        Minority interest in net income of consolidated
           subsidiary                                               622,326          337,407
    Cash provided by changes in operating assets
        and liabilities:
        Accounts receivable                                      (1,575,581)        (953,695)
        Inventories                                                                      169
        Other current assets                                        (39,612)          73,523
        Deposits and other assets                                   150,535            3,717
        Accounts payable and accrued expenses                       338,447         (329,649)
        Deferred revenues                                           480,827          444,744
        Deferred satellite rent obligations                         (51,165)         (51,165)
                                                                ------------     ------------
           Net cash provided by operating activities              3,909,215        1,897,477
                                                                ------------     ------------

    Investing activities:
        Purchases of property, plant, and equipment              (1,219,846)         (779,654)
        Purchases of available-for-sale securities                 (442,661)
        Proceeds from notes receivable                               36,000
        Proceeds from sale of available for sale securities          35,979
        Advance to stockholder                                      (25,000)
                                                                 ------------     ------------
           Net cash used in investing activities                 (1,615,528)         (779,654)
                                                                 ------------     ------------

    Financing activities:
        Principal payments on long-term debt and capital leases    (150,070)        (195,525)
        Net payments of stockholder loans                           (14,606)         (42,795)
        Purchase of treasury stock                                                   (73,979)
        Proceeds from exercise of stock options                     212,750           35,600
        Dividends paid on preferred stock                                            (90,038)
                                                                ------------     ------------

           Net cash provided by (used in) financing activities       48,074         (366,737)
                                                                ------------     ------------

Net increase in cash and cash equivalents                         2,341,761          751,086

Cash and cash equivalents, beginning of period                    3,247,740        2,574,429
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $ 5,589,501      $ 3,325,515
                                                                ============     ============

Supplemental disclosures of noncash financing activities:

  Exchange of stockholder loans for exercise of stock options   $   622,500
                                                                ============

  Exchange of common stock for cancellation of deferred
  compensation                                                  $    16,098
                                                                ============

See Notes to Condensed Consolidated Financial Statements.

                OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY GLOBAL OUTDOORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Organization, Management Statement

              Organization
              ------------

              Effective June 27, 2003, the Company changed its name from Global Outdoors, Inc. to Outdoor Channel Holdings, Inc. Outdoor Channel Holdings, Inc. (the "Company" or "Holdings") owns a majority interest in The Outdoor Channel, Inc. ("The Outdoor Channel" or "Channel"), a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo and recreational gold prospecting. The Company has a variety of other business activities. The Company receives revenues from the sale of memberships in a gold prospecting club, Gold Prospectors' Association of America, Inc. ("GPAA") and from the sale of memberships in Lost Dutchman's LDMA-AU, Inc. ("Lost Dutchman's") which entitles members to engage in recreational prospecting on its California, Oregon, Nevada, Arizona, Colorado, Georgia, North Carolina and South Carolina properties. The Company has a mutual use agreement with another organization whose members are entitled to engage in recreational mining on certain of each other's properties. The Company receives revenues from its membership division which includes its "Alaska Trip," a recreational gold mining expedition to the Company's Cripple River property located near Nome, Alaska, advertising revenue in a bi-monthly magazine, cable subscriber fees, advertising revenues through cable television programming on The Outdoor Channel and through merchandise sales.

Note 2.  Unaudited Interim Financial Statements and Reference to Form 10-KSB

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2003 and its results of operations and cash flows for the three months and/or nine months ended September 30, 2003 and 2002. Information included in the condensed consolidated balance sheet as of December 31, 2002 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2002 and for the years ended December 31, 2002 and 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2002 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

              The results of the Company's operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year ending December 31, 2003.

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

              The computations of diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002 take into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, and the assumed payment of deferred compensation payable in common stock.

              The following table presents diluted average common shares outstanding for the three and nine months ended September 30, 2003 and 2002:

                                                               Three Months    Three Months   Nine Months   Nine Months
                                                                   Ended           Ended          Ended         Ended
                                                               Sept 30,2003     Sept 30,2002  Sept 30,2003  Sept 30,2002
                                                               -------------   -------------  ------------  ------------
      Weighted average common shares outstanding                   5,655,299       5,309,541      5,462,287    5,281,755

      Dilutive effect of potential common shares issuable for
      accrued deferred compensation                                  134,375         134,375        134,375      134,375

      Dilutive effect of potential common shares issuable
      upon exercise of stock options and warrants, as adjusted
      for the application of the treasury stock method               286,760         426,946        235,649      452,342
                                                               --------------   -------------  ------------- ------------
      Diluted weighted average common shares outstanding           6,076,434       5,870,862      5,832,311    5,868,472
                                                               ==============   =============  ============= ============

                OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                        (FORMERLY GLOBAL OUTDOORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment information

              The Company follows the provisions of Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment information in the same format reviewed by the Company's chief operating decision makers. The Company had reported segment information in its previous filings for the operations associated with its Trips and Outings Division (the "Trips and Outings Segment") in the same format as reviewed by its Chief Operating Decision Maker (the "CODM"). The sales, operating income and assets of the Trips and Outings Segment no longer meet the thresholds that require separate disclosure and the CODM no longer separately reviews such information. Accordingly, the Company discontinued reporting separate Trips and Outings segment information in the third quarter of the year ending December 31, 2003. In addition, for the Trips and Outings Segment, the comparative information for the periods ended September 30, 2002 has been restated to conform with the 2003 presentation. The Company now segregates its business activities into the Membership Division and The Outdoor Channel. LDMA-AU and GPAA membership sales and related activities are reported in the Membership Division as they deal with recreational prospecting and rights to use land and facilities for camping and recreational vehicle parking. The Membership Division now also includes the activity of the Company whereby members can participate in a group prospecting activity at a Company site, usually lasting for a week or less. The annual Alaska trip, included in the Membership Division, allows members to travel to the Company's Alaska property from one to six weeks to participate in prospecting activities. The Outdoor Channel is a separate business activity whereby the subsidiary broadcasts television programming on "The Outdoor Channel" 24 hours a day, seven days a week, and recognizes advertising and subscription revenues.

              Information with respect to these reportable business segments for the three and nine months ended September 30, 2003 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Equipment
                            ------------     ------------     ------------     ------------     ------------
Three months ended September 30, 2003

Membership Division         $ 1,298,862      $  (110,353)     $ 4,268,154      $    64,785      $    90,850
The Outdoor Channel           7,143,785        2,695,545       12,170,325          136,860           86,735
                            ------------     ------------     ------------     ------------     ------------
      Totals                $ 8,442,647      $ 2,585,192      $16,438,479      $   201,645      $   177,585
                            ============     ============     ============     ============     ============

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Equipment
                            ------------     ------------     ------------     ------------     ------------
Nine months ended September 30, 2003

Membership Division         $ 3,703,038      $  (286,489)     $ 4,268,154      $   194,355      $   416,795
The Outdoor Channel          19,364,633        6,081,999       12,170,325          410,580          803,051
                            ------------     ------------     ------------     ------------     ------------
      Totals                $23,067,671      $ 5,795,510      $16,438,479      $   604,935      $ 1,219,846
                            ============     ============     ============     ============     ============

                OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY GLOBAL OUTDOORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Segment information (concluded)

              Information with respect to these reportable business segments for the three and nine months ended September 30, 2002 is as follows:

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Equipment
                            ------------     ------------     ------------     ------------     ------------
Three months ended September 30, 2002

Membership Division         $ 1,618,065      $   118,751      $ 2,426,605      $    97,785      $     8,888
The Outdoor Channel           4,212,573        1,121,901        8,482,485           76,861          215,500
                            ------------     ------------     ------------     ------------     ------------
      Totals                $ 5,830,638      $ 1,240,652      $10,909,090      $   174,646      $   224,388
                            ============     ============     ============     ============     ============

                                             Income (Loss)                     Depreciation     Additions to
                                                Before           Total             and         Property, Plant
                              Revenues       Income Taxes       Assets         Amortization    and Equipment
                            ------------     ------------     ------------     ------------     ------------
Nine months ended September 30, 2002

Membership Division         $ 3,593,684      $   125,695      $ 2,426,605      $   293,354      $   129,153
The Outdoor Channel          11,657,037        3,219,484        8,482,485          230,581          650,501
                            ------------     ------------     ------------     ------------     ------------
      Totals                $15,250,721      $ 3,345,179      $10,909,090      $   523,935      $   779,654
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

              A description of the Company's various Stock Option Plans and other information related to stock options are included in Note 8 in its Annual Report on Form 10-KSB for the year ended December 31, 2002. Certain information related to options outstanding at September 30, 2003 and changes in options outstanding during the nine months ended September 30, 2003 is summarized below.

                                                                                  Weighted
                                                          Shares or               Average
                                                          Price Per               Exercise
                                                            Share                  Price
                                                          ----------             ----------
                   Outstanding at January 1, 2003           700,200                 $  3.57
                   Options granted                           55,000                   14.07
                   Options exercised                       (371,366)                   2.41
                                                          ----------
                   Options outstanding at Sept 30, 2003     383,834                    6.11
                                                          ==========

                   Weighted average fair value of options
                     granted during the nine months ended
                     September 30, 2003                                            $  12.30

                                                    Three Months   Three Months   Nine Months    Nine Months
                                                        Ended          Ended         Ended          Ended
                                                    Sept 30,2003   Sept 30,2002   Sept 30,2003   Sept 30,2002
                                                    ------------   ------------   ------------   ------------
              Net income - as reported              $ 1,285,189    $   636,523    $  2,873,338   $  1,608,079

              Deduct total stock-based employee
              compensation expense determined under
              fair value based method for all awards     90,085         71,267         270,255        146,075
                                                    ------------   ------------   ------------   ------------

              Net income - pro forma                $ 1,195,104    $   565,256    $  2,603,083   $  1,462,004
                                                    ============   ============   ============   ============

              Basic income per share:
                   As reported                      $      0.23    $      0.12    $       0.53   $     0.30
                   Pro forma                        $      0.21    $      0.11    $       0.48   $     0.28

              Diluted income per share:
                   As reported                      $      0.21    $      0.11    $       0.49   $     0.28
                   Pro forma                        $      0.20    $      0.10    $       0.45   $     0.25


Note 6.   Related Party Transactions

              During the nine months ended September 30, 2003, the Company paid bonuses to certain stockholders who are also employees totaling $251,257 by canceling subscriptions receivable for common stock of $196,250 and accrued interest on the receivables of $55,007.

Note 7.   Equity transactions

              During the nine months ended September 30, 2003, the Company issued 5,366 shares of common stock to an employee in consideration of the employee's cancellation of deferred compensation in the amount of $16,098.

              During the nine months ended September 30, 2003, options to purchase 371,366 shares of common stock of the Company were exercised as follows:

              During the quarter ended September 30, 2003, the Company received total proceeds of $4,000 from the sale of 1,000 shares of common stock upon the exercise of stock options at an exercise price of $4.00.

              The Company offset the $622,500 due from the exercise of options for the purchase of 265,000 shares of common stock at $2.25 per share against the balance of all stockholder loans payable by the Company to the holder of the options. In addition, an employee exercised an option to purchase 20,000 shares of common stock at an exercise price of $2.25.

              During the nine months ended September 30, 2003, the Company received total proceeds of $208,750 from the sale of 80,000 shares of common stock upon the exercise of stock options at a weighted average exercise price of $2.28.

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

GENERAL

Outdoor Channel Holdings, Inc. (the "Company" or "Holdings") owns a majority interest in The Outdoor Channel, Inc. (the "Outdoor Channel" or "Channel"), a national television network devoted primarily to traditional outdoor activities such as hunting, fishing, shooting, sports, rodeo and recreational gold prospecting. We also own and operate related businesses which serve the interests of viewers of the Outdoor Channel and other outdoor enthusiasts. These related businesses include LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospectors' Association of America, Inc. ("GPAA"). Our revenues include advertising fees from advertisements and infomercials aired on the Outdoor Channel, from advertisements in GPAA's bimonthly magazine, and producer fees paid by outside producers to air their programs on The Outdoor Channel, subscriber fees paid by Channel, distributors for airing The Outdoor Channel, Membership division income from memberships in Lost Dutchman's and GPAA and other revenues, which include revenues from the Company's Alaska trip and other outings and gold shows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. There have been no significant changes in the Company's critical accounting policies during the nine months ended September 30, 2003.


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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

    REVENUES. Revenues for the quarter ended September 30, 2003 were $8,442,647, an increase of $2,612,009, or 45%, compared to revenues of $5,830,638 for the quarter ended September 30, 2002. This increase was the result of changes in several items composing revenue. Advertising increased to $4,214,427 for the quarter ended September 30, 2003 from $2,845,724 for the quarter ended September 30, 2002, primarily due to an increase in the various components of advertising on The Outdoor Channel. Subscriber fees increased to $3,004,629 for the quarter ended September 30, 2003 from $1,444,372 for the quarter ended September 30, 2002, primarily due to increases in cable and direct broadcast satellite ("DBS") affiliate subscriber fees and the receipt of a contractual retroactive payment of $211,000 from a certain carrier which was for earlier periods. Membership income decreased to $1,210,373 for the quarter ended September 30, 2003 from $1,531,754 for the quarter ended September 30, 2002, primarily due to decreases in membership sales and an increase in deferred revenue.

    EXPENSES. The Company's expenses consist primarily of satellite transmission fees which include the cost of satellite transponder and uplink facilities, advertising and programming, expenses which include promotion, trips and outings expenses, and selling, general and administrative expenses which include sales and administrative salaries, office expenses and general overhead. Expenses for the quarter ended September 30, 2003 were $5,865,832 an increase of $1,276,464, or 28%, compared to $4,589,368 for the quarter ended September 30, 2002. This increase in expenses was due to several factors. Satellite transmission fees remained level at $610,707 for the quarter ended September 30, 2003 compared to $589,624 for the quarter ended September 30, 2002, due to fixed contracts. Advertising and programming remained level at $910,541 for the quarter ended September 30, 2003, compared to $903,213 for the quarter ended September 30, 2002. Selling, general and administrative expenses increased to $4,344,584 for the quarter ended September 30, 2003, compared to $3,096,531 for the quarter ended September 30, 2002, due to The Outdoor Channel's personnel expenses, depreciation, insurance, meetings, and professional fees increasing along with GPAA's personnel expenses and printing costs increasing.

    INCOME FROM OPERATIONS. Income from operations increased to $2,576,815, or 108% compared to $1,241,270 for the quarter ended September 30, 2002. As a percentage of total revenues, income from operations increased to 31% for the quarter ended September 30, 2003 compared to 21% for the quarter ended September 30, 2002. This increase was due mainly to the increased revenues outlined above.

    OTHER INCOME (EXPENSE). Other income (expense) was $8,377 for the quarter ended September 30, 2003, compared to ($618) for the quarter ended September 30, 2002. This was primarily due to additional interest income from higher balances for the Company's cash accounts for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. The Company had less debt for the quarter ended September 30, 2003, than for the quarter ended September 30, 2002, which reduced interest expense.

    INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest increased as a percentage of revenues at 31% for the quarter ended September 30, 2003 compared to 21% for the quarter ended September 30, 2002. This was due to revenue increasing at a higher rate than expenses. For the business segment, The Outdoor Channel, income before provision for income taxes and minority interest as a percentage of revenue increased to 38% for the quarter ended September 30, 2003, compared to 27% for the quarter ended September 30, 2002. This was due primarily to an increase in revenues at The Outdoor Channel for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. For the business segment, membership division, income(loss) before tax provision and minority interest as a percentage of revenues was increased to (8%) for the quarter ended September 30, 2003, compared to 7% for the quarter ended September 30, 2002, primarily due to increased payroll expenses.

    INCOME TAXES PROVISION. The income tax provision for the quarter ended September 30, 2003 was $1,028,412 as compared to $493,017 for the quarter ended September 30, 2002. This was due to the Company earning more taxable income in 2003 as compared to 2002. The effective income tax rate was approximately 40% for each of the three-month periods ended September 30, 2003 and 2002.

    MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Minority interest for the quarter ended September 30, 2003 was $271,591 compared to $111,112 for the quarter ended September 30, 2002. This was due to the increased profitability of The Outdoor Channel.

    NET INCOME. Net income for the quarter ended September 30, 2003 was $1,285,189 compared to $636,523 for the quarter ended September 30, 2002. This was due to the increased profitability of The Outdoor Channel.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

    REVENUES. Revenues for the nine months ended September 30, 2003 were $23,067,671, an increase of $7,816,950, or 51%, compared to revenues of $15,250,721 for the nine months ended September 30, 2002. This increase was the result of changes in several items composing revenue. Advertising increased to $11,689,254 for the nine months ended September 30, 2003 from $7,639,705 for the nine ended September 30, 2002, primarily due to an increase in the various components of advertising on The Outdoor Channel. Subscriber fees increased to $7,829,524 for the nine months ended September 30, 2003 from $4,193,024 for the nine months ended September 30, 2002, primarily due to increases in cable and direct broadcast satellite affiliate subscriber fees, beginning of payments from a certain carrier, and the fall 2002 launch of The Outdoor Channel on DirecTV. Membership income increased to $3,418,483 for the nine months ended September 30, 2003 from $3,347,278 for the nine ended September 30, 2002, primarily due to increases in membership sales and an increase to deferred revenue.

    EXPENSES. Expenses for the nine months ended September 30, 2003 were $17,274,468 an increase of $5,325,384, or 45%, compared to $11,949,084 for the nine months ended September 30, 2002. This increase in expenses was due to several factors. Satellite transmission fees remained level at $1,812,558 for the nine months ended September 30, 2003 compared to $1,762,057 for the nine months ended September 30, 2002, due to fixed contracts. Advertising and programming increased to $3,157,829 for the nine months ended September 30, 2003, compared to $2,123,201 for the nine months ended September 30, 2002, due to an increase in The Outdoor Channel's production costs along with consumer and trade awareness campaigns. Selling, general and administrative expenses increased to $12,304,081 for the nine months ended September 30, 2003, compared to $8,063,826 for the nine months ended September 30, 2002, due to The Outdoor Channel's personnel expenses, depreciation, insurance, meetings, and professional fees increasing along with GPAA's personnel expenses and printing costs increasing.

    INCOME FROM OPERATIONS. Income from operations increased to $5,793,203, or 75% compared to $3,301,637 for the nine months ended September 30, 2002. As a percentage of total revenues, income from operations increased to 25% for the nine months ended September 30, 2003 compared to 22% for the nine months ended September 30, 2002. This increase was due mainly to the increased revenues outlined above.

    OTHER INCOME (EXPENSE). Other income(expense) was $2,307 for the nine months ended September 30, 2003, compared to $43,542 for the nine months ended September 30, 2002. This was primarily due to interest rates being lower on the Company's cash accounts for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The Company had less debt for the nine months ended September 30, 2003, than for the nine months ended September 30, 2002, which reduced interest expenses. In addition, the Company recognized a gain of $46,786 on the issuance of subsidiary common stock for the nine months ended September 30, 2002.

    INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Income before provision for income taxes and minority interest increased slightly as a percentage of revenues at 25% for the nine months ended September 30, 2003 compared to 22% for the nine months ended September 30, 2002. For the business segment, The Outdoor Channel, income before provision for income taxes and minority interest as a percentage of revenue increased slightly to 31% for the nine months ended September 30, 2003, compared to 28% for the nine months ended September 30, 2002. For the business segment, membership division, income(loss) before income tax provision and minority interest as a percentage of revenues decreased to (8%) for the nine months ended September 30, 2003 compared to 3% for the nine months ended September 30, 2002, primarily due to increased payroll expenses.

    INCOME TAXES PROVISION. The income taxes provision for the nine months ended September 30, 2003 was $2,299,846 as compared to $1,316,112 for the nine months ended September 30, 2002. This was due to the Company earning more taxable income in 2003 as compared to 2002. The effective income tax rate was approximately 40% for each of the nine-month periods ended September 30, 2003 and 2002.

    MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Minority interest for the nine months ended September 30, 2003 was $622,326 compared to $330,950 for the nine months ended September 30, 2002. This was due to the increased profitability of The Outdoor Channel.

    NET INCOME. Net income for the nine months ended September 30, 2003 was $2,873,338 compared to $1,698,117 for the nine months ended September 30, 2002. This was due to the increased profitability of The Outdoor Channel.

GENERAL

    LIQUIDITY AND CAPITAL RESOURCES. Our primary sources of liquidity are funds generated by operations. Net cash provided by operating activities was $3,909,215 for the nine months ended September 30, 2003 compared to $1,897,477 for the comparable period in 2002 mainly due to increases in our net income, deferred rent, non cash bonus expense, and deferred revenue during the nine months ended September 30, 2003 compared to the prior year comparable period.

    Net cash used in investing activities was $1,615,528 for the nine months ended September 30, 2003 compared to net cash used in investing activities of $779,654 for the comparable period in 2002. The increase was due mainly to the increase in our capital expenditures and the purchase of marketable equity securities as an investment.

     Net cash provided by financing activities was $48,074 for the nine months ended September 30, 2003 compared to net cash used in financing activities of $366,737 for the comparable period in 2002. The improvement was primarily related to decreased principal payments on our debt, no purchases of treasury stock, proceeds from the exercise of stock options and no dividends being paid on any preferred stock.

     At September 30, 2003, GPAA, our wholly-owned subsidiary, had an outstanding unsecured term loan with a principal balance of approximately $131,250. This credit facility was utilized to pay off a previous loan with another bank and bears interest at prime plus 1%. We are making principal payments of $7,292 per month on the term loan facility which matures in full in March 2005. Other than this term loan facility, neither the Company nor any of its subsidiaries has any other credit facility or lines of credit outstanding.

     At September 30, 2003, we have a balance of capital lease obligations of $88,590.

     We do not have any financial arrangements with related parties, other than operating leases. Based on our current operations, we believe our existing cash resources and anticipated cash flow from operations will be sufficient to fund our anticipated working capital, capital expenditures and debt service requirements for the next twelve months. If such amounts are not sufficient to finance our working capital, capital expenditures and debt service requirements, then we could be required to seek additional financing. There can be no assurance that additional equity or debt financing will be available to us, if at all, on terms favorable to us or our shareholders. Our present shareholders could incur dilution if we seek such additional financing. We do not have any off-balance sheet financing arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

    (a) The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

    (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     On September 3, 2003 we issued 1,000 shares of our Common Stock upon exercise of an outstanding option held by an individual outside contractor at an exercise price of $4.00 per share. The total offering price was $4,000. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no underwriter involved in the issuance.


ITEM 5.  OTHER INFORMATION

     Effective November 11, 2003, Richard K. Dickson, the Company's former Chief Operating Officer, Chief Financial Officer and General Counsel, was no longer employed by the Company. The Company has appointed William A. Owen as its Chief Financial Officer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit Number

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

(b) Reports on Form 8-K

     We filed the following reports on Form 8-K during the quarter ended September 30, 2003.

     1. Current report on Form 8-K dated August 14, 2003 (the date of the earliest event reported), filed on August 15, 2003, for the purpose of reporting results of operations and financial condition for the fiscal quarter ended June 30, 2003.

     2. Current report on Form 8-K dated September 15, 2003 (the date of the earliest event reported), filed on September 15, 2003, for the purpose of announcing the status of certain corporate governance and other matters.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OUTDOOR CHANNEL HOLDINGS, INC.
                                            (Registrant)

Dated:  November 14, 2003                   By: /S/ PERRY T. MASSIE
                                            ----------------------------
                                            PERRY T. MASSIE,
                                            President and Chief
                                            Executive Officer

Dated:  November 14, 2003                   By: /S/ MARK C. CORCORAN
                                            ----------------------------
                                            MARK C. CORCORAN,
                                            Controller
                                            (Chief Accounting Officer)