Form 10KSB
period 2003-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2004-03-30
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2003
                          -----------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $31,701,773

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         On February 29, 2004, 1,833,264 shares of voting Common Stock were held by non-affiliates of the registrant. On said date the aggregate market value of such Common Stock was $71,955,612 based on the average bid and ask price.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                           Number of Shares Outstanding
             Class                              at February 29, 2004
--------------------------------         --------------------------------
         Common Stock                               6,071,885

                      DOCUMENTS INCORPORATED BY REFERENCES

         None.

         Transitional Small Business Disclosure Format (check one):

         Yes [  ]   No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTORY

The following information may include forward-looking statements. Actual results could differ materially. The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including launch support, advertising, programming, personnel and bad debts; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to The Outdoor Channel; (4) estimates regarding the size of target markets. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our programming and services; (2) our ability to establish and expand direct and indirect distribution channels; (3) competition from a better financed entrant into The Outdoor Channel's niche.

Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in Risks and Uncertainties discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-KSB. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

GENERAL

         Outdoor Channel Holdings, Inc. (collectively with its subsidiaries the "Company" or "Holdings") owns a majority interest in The Outdoor Channel, Inc. (the "Outdoor Channel" or "Channel"), a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, motor sports, gold prospecting and related life style programming. We also own and operate related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospectors' Association of America, Inc. ("GPAA"). Lost Dutchman's is a national gold prospecting campground club with approximately 6,300 members and properties in Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 32,900 active members. GPAA is the publisher of the "Gold Prospector" magazine and owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to its members.

         Our revenues include advertising fees from advertisements aired on The Outdoor Channel and from advertisements in "Gold Prospector" magazine; subscriber fees paid by cable and direct broadcast satellite, or DBS, operators that air The Outdoor Channel; producer fees paid by outside producers to air their programs on The Outdoor Channel; membership fees from members in both Lost Dutchman's and GPAA and other income including products and services related to gold prospecting, gold shows, trips and outings.

BUSINESS STRATEGY

         Although The Outdoor Channel is not aligned with any sizable entertainment or cable company, as are many other networks, it has, to date, achieved substantial visibility in the television industry. The Outdoor Channel is committed to converting visibility for the Channel's programming into greater distribution into cable and DBS households. As distribution increases, more advertisers are willing to pay higher fees and our subscriber fees from cable and DBS affiliates may increase, thus increasing our revenue.

         Our principal business strategy is to establish The Outdoor Channel as the authority on and the leading provider of programming relating to traditional outdoor activities. This can only be achieved by providing our viewers, advertisers and affiliates with high quality programming and excellent customer service. Additionally, we seek to leverage the Channel's position as a means to increase its subscriber and membership bases, ratings and advertising accounts. Key elements of our business strategy are as follows:

Expand Marketing Efforts to Grow Our Subscriber Base:

         We intend to expand our marketing efforts, including direct sales to cable systems, strategic marketing for new cable system launches as well as marketing to expand distribution within an existing affiliate's network. Our marketing will also be designed to drive consumer demand and thereby influence cable and satellite providers to offer The Outdoor Channel within basic cable packages rather than on a less distributed tier, thus increasing our distributions.

         We intend to work with affiliates to promote digital system upgrades and generate consumer demand for digital subscriptions. Because digital systems generally have larger bandwidth allowing them to provide more channels, we expect that our subscriber base will expand as affiliate systems upgrade and convince more subscribers to take more digital as well as analog packages.

Aggressively Pursue National Advertising Accounts:

         We intend to leverage our measured audience delivery, provided by Nielsen, to aggressively pursue new advertising clients, including national accounts that recognize the significance of advertising to our predominantly male audience. We expect to benefit from certain industry and advertising trends, including (1) technological developments resulting in increased channel capacity and demand for cable programming, (2) a shift in advertising strategies of major national advertisers toward greater market segmentation and (3) the allocation by major national advertisers of a larger portion of their advertising budgets to cable television because of improving ratings and audience delivery. We expect to increase our sales effectiveness by adding sales people and opening offices in key cities.

Increase Production and License High Quality Programming:

         Programming is the key component of all aspects of our television business. We intend to produce and license programming that has high audience delivery. The result should create consumer demand for our network, thus expanding our distribution either into new markets or achieving deeper penetration in existing markets; drive higher rates for our advertising inventory; and make it more likely to receive higher subscriber fees from our cable affiliates.

         The Outdoor Channel licenses the majority of its programming from third-party production companies under one to three year agreements. We believe that we can acquire high quality programming that appeals to our target audience and build a library of programs that may be re-broadcast in the future.

         To complement third-party production, we will continue to expand and enhance our in-house production capabilities. In 2003, we produced and aired twelve programs in addition to our licensed titles. In the future, we plan to increase the number of in-house produced and acquired programs relative to programs we license from third parties. For 2005, we are currently developing nine program titles, which, combined with other owned programming, is expected to represent approximately 25% of our 2005 total program airtime up from 15% in 2004. We also have begun to produce programming in High Definition, or HD. Of the new shows in development for 2005, five titles are being produced in HD. We intend to build an HD programming library and are currently formulating our long term HD plans.

Seek new membership in our club organizations - GPAA and Lost Dutchman's:

         We intend to increase the membership base of GPAA and Lost Dutchman's principally by marketing to viewers of The Outdoor Channel. We seek to capture targeted viewers by producing programs that that are specifically directed towards their prospecting interests. We will present to such viewers the benefits of membership in GPAA and Lost Dutchman's while promoting subscriptions to "Gold Prospector" magazine. We will bolster the programming efforts with targeted marketing including direct mail campaigns, continued sponsorship of gold shows around the country and introductory outings to be held at our campsites.

THE OUTDOOR CHANNEL

         The Outdoor Channel was incorporated under the laws of the State of Nevada on December 10, 1990, under the name Gold News Network, Inc., as a wholly-owned subsidiary of GPAA. Initially, GPAA produced the "Gold Prospector Show." In early 1993, due to the success of the "Gold Prospector Show", GPAA decided to launch a satellite television network. Not wanting to limit the scope of the nascent channel to gold prospecting, it was decided to name the channel, The Outdoor Channel. To reflect the diversity of programming The Outdoor Channel had achieved, in July 1994, the Channel's incorporated name was changed to The Outdoor Network, Inc. In December 1996, the incorporated name was changed to its present name, The Outdoor Channel, Inc. Since then, the Channel has sold shares of its equity to various investors and currently GPAA holds the majority interest in The Outdoor Channel, Inc.

         The Outdoor Channel is a premier provider of a full range of quality programming related to traditional outdoor activities and is one of the only television networks whose programming specifically targets the interests and concerns of millions of persons interested in traditional outdoor activities. The Outdoor Channel provides advertisers with a cost effective means to promote goods and services to a large and focused market. In addition, The Outdoor Channel affords cable and DBS operators the opportunity to both attract subscribers from a significant market segment not specifically targeted by other programming services and respond to viewers' demands for more outdoor-related programming.

DISTRIBUTION, SALES AND MARKETING

         The Outdoor Channel's programming is offered by means of cable and DBS subscriptions. For the years ended December 31, 2003 and December 31, 2002, subscriber fees amounted to approximately $10.8 million and $6.1 million, respectively. Nielsen estimates that in the United States approximately 73 million households have cable television and 20 million households have DBS television. The transition to digital programming services offered by many cable operators continues to greatly increase the programming capacity for these operators. The Outdoor Channel has been and is continuing to be launched on these digital services.

         The Outdoor Channel has affiliation agreements with most of the top 100 multiple system operators, which we refer to as MSOs. Multiple system operators are the firms that provide cable services in a specific geographic area. As of March 1, 2004, The Outdoor Channel was carried on approximately 5,400 affiliated cable systems and the two major DBS providers. These affiliates deliver their signals to 63.6 million households. Nielsen estimates that The Outdoor Channel has approximately 26.1 million subscribers. We believe that we will be able to enter into more agreements with local operators in the future as a result of continued sales activities and the expected significant expansion of channel capacity of existing cable systems which enables systems to launch new services. In addition, we intend to continue our promotional activities, such as attending regional and local cable trade shows and advertising in trade magazines in order to increase television industry awareness of The Outdoor Channel. In attempting to create consumer demand, we are continuing our consumer awareness campaigns. Among the activities within these campaigns, we purchase full-page advertisements in selected magazines that usually have a traditional outdoor focus. We sponsor local outdoor sports radio shows. We also promote consumer and industry awareness by sponsoring several professional athletes, for example, Joe Thomas on the BassMasters fishing tour and NASCAR driver - Damon Lusk. We are a signature sponsor of the Championship Bull Riders Association.

         The Outdoor Channel transmits all of its programs from its production facility located in Temecula, California by means of a master control room that is linked via fiber optic cable to an earth station transmitting antenna (an "uplink"), which The Outdoor Channel leases under a service agreement. The uplink facility transmits The Outdoor Channel's programming signal over an orbiting PanAmSat Galaxy 10R satellite transponder to cable system head-end receiving antennae and satellite dishes throughout the United States, Canada, and Mexico/Central America. The Outdoor Channel has editing equipment at its production facility which is used to assemble programs that are produced in-house, edit acquired programming and insert advertising spots. The Channel also has a state-of-the-art television studio at its production facility from which some of its in-house programming is produced. The Outdoor Channel, pursuant to an amendment to its lease with PanAmSat, has a twelve year term on Galaxy 10R. The Channel's lease with PanAmSat also includes provisions for in-orbit backup of the Channel's signal, when such backup is available. The Company has not contracted for in-orbit backup from PanAmSat. On March 1, 2002, the Channel began transmitting a digital signal of its programming. In the fourth quarter of 2002, the Channel began transmitting an additional west coast digital signal. The signals are being transmitted simultaneously along with its normal analog signal to the same satellite transponder.

         The Outdoor Channel has developed programs designed to develop relationships with various groups that have related industry passions such as Paralyzed Veterans of America and the U.S. Fish and Wildlife Service. The goal is to support these organizations with programming that relates to their goals while providing the Channel viewers with the content they desire. In turn, each group promotes the availability of their programming to its constituency, in effect creating grass roots demand for the Channel. The Outdoor Channel was originally launched by providing programs to a dedicated constituent group - gold prospectors. This group continues to be dedicated viewers of The Outdoor Channel. To support the development of consumer demand for the Channel, we employ an RV Team that tours the country attending trade shows, consumer fairs and other events to showcase the Channel's offerings. This helps drive consumer awareness and is often done in conjunction with the local cable affiliate to help drive subscribers to both the affiliate and the Channel.

ADVERTISING

         For the years ended December 31, 2003 and 2002, the Company derived approximately $16.4 million and $11.0 million, respectively, of advertising revenue from sales of advertising time on The Outdoor Channel (97%) and publications such as the "Gold Prospector" magazine (3%). Advertising time is allocated between programs that we've produced, licensed programs from third party producers and infomercials. Programs that are licensed from third party producers and infomercials are considered long form advertising. The Channel generally retains a portion of the thirty-second to two-minute advertising time, or short form spots, from the licensed programs and retains all of the short form spots from in-house produced programs. In 2003, the Channel produced about 15% of the total programming, while third-party producers and infomercials accounted for the rest. Over time, this percentage is expected to shift with the Channel producing more programming, thus giving the Channel more short form inventory to sell.

         Short form advertising time on The Outdoor Channel is marketed and sold by our advertising sales department. Currently, there is more demand for the Channel's time, than it has available resulting in 100% of the spots being sold. We anticipate that we will continue to derive a substantial portion of our revenue from the sale of advertising time and that the demand will allow rates for advertising time to increase. Long form advertising is marketed and sold by The Outdoor Channel's programming department.

         In the spring of 2002, we signed a contract with Nielsen. Nielsen assembles ratings and demographic information on the programming of all the major broadcast and cable networks. Prior to having Nielsen ratings, The Outdoor Channel did not have industry accepted statistics to show potential advertisers the number of households that the Channel's programs were delivering. We believe that published Nielsen ratings encourage a wider diversity of advertisers to consider advertising on The Outdoor Channel.

         In addition, we believe that The Outdoor Channel will benefit from the trend in advertising strategies toward greater market segmentation. The 2001 National Survey of Fishing, Hunting, and Wildlife conducted by the U.S. Fish & Wildlife Service reported that over 82 million U.S. residents 16 years and older fished, hunted or watched wildlife in 2001 and spent $108 billion on those pursuits in 2001. Further, we provide programming on other outdoor activities such as motor sports and rodeo. We believe these programs appeal to millions of consumers who spend significant sums on attendance at these events and on products related to their participation in these activities. We believe that a significant number of major national advertisers of outdoor-related products and services are dedicating a larger share of their advertising budgets to target the consumer interested in outdoor-related activities, in an effort to increase their share of this large market.

         Therefore, the Company believes that advertisers, including manufacturers and providers of outdoor-related products and services, will increasingly advertise on The Outdoor Channel because it will provide them with a cost effective means to reach a significant number of consumers interested in outdoor-related activities. According to Nielsen's demographic data, The Channel is viewed by a high concentration of males over the age of 18.

PROGRAMMING

         The Outdoor Channel's programming is focused on providing entertainment, education and a balanced approach to the use of our outdoor natural resources. The Outdoor Channel produces its programs with the traditional outdoor enthusiast in mind, often after considering suggestions and recommendations from its viewers. Therefore, The Outdoor Channel believes that its programming accurately represents the values and interests of the traditional outdoor community. Examples of programming acquired from third parties include "Turkey Country," "Bushnell's Secrets of the Hunt," and "Snowmobiler TV." Examples of programming produced in-house in 2003 are "Championship Bull Riding," "Inside R/C," "Circle of Honor" and "American Rifleman Television." We generally consider GPAA's shows as "in-house" productions. GPAA produces such shows as "Gold Fever," "Prospecting America" and the "Iditarod" Special.

         The Outdoor Channel has also established and branded programming blocks such as "Monday Night Fishing," "Tuesday Night Pursuits (i.e. hunting)," and "Wednesday Night Horsepower (i.e. autos and horses)." Among The Channel's nine new original programs in development for 2005 are "Randy Jones Strike Zone," "Adventure Flying," "World Class Sportfishing," "Fish and Wildlife Journal," and "Step Outside."

         We also have begun to produce programming in High Definition, "HD". Of the new shows in development for 2005, five titles are being produced in HD. We intend to build an HD programming library and are currently formulating our long term HD plans.

MARKETING

         Because we own other outdoor related businesses, we believe that The Outdoor Channel affords us a unique opportunity to market and sell our own outdoor-related products and services. As the Channel continues to achieve greater name recognition and distribution, we anticipate that we will be able to increase sales of our products and services, as well as the sale and exclusive distribution of products produced by third parties. However, there can be no assurance that this will be the case.

         We continued our advertising and marketing efforts in 2003 to consumers, potential affiliates, and potential advertisers. Consumer marketing has been concentrated in outdoor publications, outdoor radio shows and at sporting events including the NASCAR Busch Series, Championship Bull Riding, fishing tournaments and booths at outdoor trade shows. These efforts expose the Channel's brand to millions of sportsmen across the country. We have also increased our affiliate marketing staff and budget, targeting cable systems which presently do not carry the Channel. We believe that the combination of the increase in consumer and affiliate marketing has resulted in an increase in subscribers to the Channel. These ongoing marketing efforts will continue in 2004.

LOST DUTCHMAN'S

         Lost Dutchman's is one of our wholly-owned subsidiaries and is a national gold prospecting campground club, with campgrounds in Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon and South Carolina. Lost Dutchman's currently has approximately 6,300 members. Lost Dutchman's memberships cost $3,500 with annual maintenance dues presently set at $120; however, significant discounts are available to those members who purchase memberships at Company sponsored outings or trade shows.

         Lost Dutchman's members are entitled to use any of the fifteen campgrounds owned by us or by an affiliated organization, pursuant to a mutual use agreement between us and such organization. Members are entitled to keep all gold found while prospecting on any of our properties. We are committed only to those duties which would be required as an absentee owner of raw land, such as the payment of property taxes. It is our intention to actively acquire and develop additional properties and to add facilities and improvements at current camps.

         In addition to advertising on The Outdoor Channel, the Company markets Lost Dutchman's memberships by advertising at trade conventions and in the "Gold Prospector" magazine published by the Company. In addition, the Company targets former and present members of GPAA as well as participants in its trips and outings as potential members of Lost Dutchman's.

GPAA

         GPAA is one of our wholly-owned subsidiaries and is a gold prospecting club, with approximately 32,900 active members. GPAA publishes an annual Claims Club Membership Mining Guide with quarterly updates that are provided to Claims Club Members. The Membership Guide contains detailed information on several hundred mining claims and leases that are available to members. GPAA also publishes the bi-monthly "Gold Prospector" magazine that contains approximately 100 pages of gold prospecting and treasure hunting information. The magazine has a distribution of approximately 60,000 copies. GPAA operates gold prospecting trade shows and conventions, from which the Company derives revenue from admissions and booth rentals. It also sells branded apparel and other merchandise as well as gold prospecting related items.

         GPAA's initial memberships cost $79.50. Members are entitled to receive a 14" gold pan, an annual subscription to the "Gold Prospector" magazine, an annual subscription to the quarterly Pick & Shovel Gazette, the GPAA Claims Club Membership Mining Guide and a Claims Club Prospecting Permit as well as related merchandise. Annual renewal membership fees range from $20 to $59.50. The Company markets and advertises GPAA memberships and products on The Outdoor Channel. GPAA also produces "Gold Fever" and "Prospecting America" shows which air on The Outdoor Channel.

         GPAA offers unique gold prospecting trips to residents of the United States and Canada. The principal trip offered is the annual trip to the Company's 2,300-acre camp on the Cripple River adjacent to the Bering Sea and approximately 12 miles from Nome, Alaska. In 2003 and 2002, the Alaska trip had approximately 322 and 295 participants, respectively.

COMPETITION

         We compete for viewers with other basic and pay cable television networks, including the Outdoor Life Network, Spike TV, ESPN and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the development of digital compression technology and the deployment of fiber optic cable which are already substantially underway, are expected to allow cable systems to greatly expand their present channel capacity. We believe the added capacity will create demand for our Channel where it is currently not launched. However, the added capacity leaves room for additional programming of all types, which could dilute our market share and lead to increased competition for viewers from existing or new programming services.

         We also compete with large television network companies that generally have large installed subscriber bases and significant investments in, and access to, competitive programming sources. In addition, large cable companies have the financial and technological resources to create and distribute their own programming services, such as the Outdoor Life Network, owned and operated by Comcast, the largest MSO, which provide substantial competition to The Outdoor Channel. Although historically we never have done so, we may be required to pay launch or marketing support for carriage in certain circumstances in the future, which could require significant expenditures of money, harming our operating results and margins. We compete for advertising revenue with cable television networks, as well as with other national programming services, superstations, broadcast networks, and local over-the-air television stations, and, with respect to their available advertising time in distributed programming, DBS, multi-channel, multi-point distribution services, other multi-channel video programming distributors, broadcast radio and the print media. We compete with other cable television networks for subscriber fees from, and affiliation agreements with, cable operators. Court and FCC actions have removed certain of the impediments to entry by local telephone companies into the video programming distribution business, and other impediments could be eliminated or modified in the future. These local telephone companies may distribute programming that is competitive with the programming provided by us to cable and satellite operators.

         While Lost Dutchman's has numerous campground competitors, it is the only campground club the Company is aware of that has a gold prospecting theme. It has been estimated that there are approximately 15,000 campgrounds in the United States of which approximately 600 are membership campgrounds such as Lost Dutchman's. Many of these campgrounds compete primarily by quality of facilities and amenities offered. By contrast, Lost Dutchman's has rustic facilities and few amenities and seeks to attract persons who are interested in gold prospecting, hands on outdoor activities and wish to be part of a club in a family oriented environment.

EMPLOYEES

         As of December 31, 2003, the Company, not including The Outdoor Channel, had a total of 31 employees of which 28 were full time. The Outdoor Channel had a total of 86 employees of which 82 were full time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

GOVERNMENT REGULATION

         Our operations are subject to various government regulations. The operations of cable television systems, satellite distribution systems and broadcast television program distribution companies are subject to the Communications Act of 1934, as amended, and to regulatory supervision thereunder by the Federal Communications Commission (the "FCC"). Our leased uplink facility in Perris, California is licensed by the FCC and must be operated in conformance with the terms and conditions of that license. Cable systems are also subjected to local franchise authority regulation.

         LOCAL CABLE REGULATION

         The cable television industry is regulated by municipalities or other local government authorities which have the jurisdiction to grant and to assign franchises and to negotiate generally the terms and conditions of such franchises, including rates charged to subscribers, except to the extent that such jurisdiction is preempted by federal law. Any such rate regulation could place downward pressure on the potential subscriber fees to be earned by us.

         FEDERAL CABLE REGULATION

        The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Operating in a regulated industry increases our costs of doing business.

         In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business perspective, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multi-channel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition was scheduled to expire in October 2002, however the FCC extended the expiration date to October 2007 unless the FCC then determines that another extension is necessary to protect competition and diversity.

         Many of the FCC's program access rules apply only to satellite-delivered programming, and, if a programmer delivers its programs without satellites, the program access rules may be inapplicable to such programming. The DBS industry and other multi-channel video programming distributors are also subject to certain rules, regulations and FCC oversight.

         Regulatory carriage requirements also could adversely affect the number of channels available to carry The Outdoor Channel. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable systems' channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. The imposition of such additional must carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop some cable programming services, which may have an adverse impact on the programming companies in which we have interests.

         If we distribute television programming through new media, such as video-on-demand through the Internet, we may be required to obtain federal, state and local licenses or other authorizations to offer such services. We may not be able to obtain licenses or authorizations in a timely manner, or at all, or conditions could be imposed upon licenses and authorizations that may not be favorable to us.

         In the future, any increased regulation of rates, and in particular the rates for basic cable services, could, among other things, put downward pressure on the rates charged by cable programming services, and affect the ability or willingness of cable system operators to retain or to add The Outdoor Channel network on their cable systems. If, in response to any rate regulation, cable system operators implement channel offering structures that require subscribers to affirmatively choose to pay a separate fee to receive The Outdoor Channel network, either by itself or in combination with a limited number of other channels, our business could be harmed.

         The regulation of programming services, cable television systems and satellite licensees is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and our business may be adversely affected by future legislation, new regulation or deregulation.

         LOST DUTCHMAN'S REGULATIONS

         To operate our campgrounds, we must comply with discretionary permits or approvals issued by local governments under local zoning ordinances and other state laws. In addition, to construct improvements at campgrounds, we have usually been required to obtain permits such as building and sanitary sewage permits. Some states in which we sell memberships have laws regulating campground memberships. These laws sometimes require comprehensive disclosure to prospective purchasers. Some states have laws requiring us to register with a state agency and obtain a permit to market. We have undertaken a comprehensive program to ensure compliance with applicable laws in all 50 states.

         OTHER REGULATIONS

         In addition to the regulations applicable to the cable television and campground industries in general, the Company is also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies. The Company's Membership Division is subject to various local, state and federal statutes, ordinances, rules and regulations concerning, zoning, development, and other utilization of its properties.

INTELLECTUAL PROPERTY

         "The Outdoor Channel(R)" is a registered trademark of the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Information with respect to the location and general character of Holdings' materially important properties is as follows.

CRIPPLE RIVER

         The Cripple River property consists of approximately 2,300 patented (*See definition of "patented," below) acres and is located in the Cape Nome area of Alaska. The Cripple River property is the principal destination of the "Alaska Trip" participants. The Company has constructed over 130 rooms and has constructed drinking and wastewater treatment facilities and a number of other buildings.

LOUD MINE

         The Loud Mine is located in White County, Georgia on 38 deeded acres. Campground facilities include a clubhouse, bathrooms, showers and a dump station. Camping is available for 250 or more persons.

STANTON PROPERTY

         The Stanton property consists of 35 patented acres and is located approximately 50 miles northwest of Phoenix, Arizona. It is contiguous with 85 acres owned by an affiliated organization with which we have a mutual use agreement. Either on the Company's property or the affiliate's property there are various common area facilities constructed including sanitary facilities, recreation vehicle hookups and parking for several hundred self contained units.

BURNT RIVER/CAVE CREEK

         The Burnt River Camp consists of 135 patented acres and the adjacent Cave Creek property consists of 32 patented acres. These properties are located in eastern Oregon and have various common area facilities.

VEIN MOUNTAIN CAMP

         The Vein Mountain Camp, located in West Central North Carolina approximately 7 miles from the town of Marion. The Camp consists of 130 deeded acres and has various common area facilities constructed including sanitary facilities. There is camping for up to 250 self-contained vehicles.

JUNCTION BAR PLACER

         The Junction Bar Placer has 26 acres of patented land located at the confluence of the Klamath and Scott Rivers in northern California.

OCONEE CAMP

         The Oconee Camp, located just north of Walhalla, South Carolina, consists of 120 acres of deeded property. Oconee is a primitive campground with minimal facilities. Overnight camping is not currently available at this site.

LEADVILLE PROPERTY

         The Leadville property, located in Lake County, Colorado is comprised of approximately 60 patented acres. This is a primitive campground with no facilities. There is camping for up to 200 self-contained vehicles.

OMILAK SILVER MINE

         The Omilak Silver Mine consists of approximately 40 acres of patented land and is located about 80 miles northeast of Nome, Alaska. The property has on it previously existing equipment, mine shafts, rail and mine cars and several buildings.

HIGH DIVIDE PROPERTY

         The High Divide property consists of 20 acres of patented land and is located in Esmeralda County, Nevada. This property is remote, without facilities.

NEDERLAND PROPERTY

         The Nederland property consists of 5 patented acres located in Boulder County, Colorado. This property does not have facilities.

ATHENS PROPERTY

         The Athens property is located in the Village of Athens in Calhoun County, Michigan. This property, acquired in November, 2003 consists of approximately 69.5 acres with various buildings such as a house already constructed. The buildings are being evaluated as to usability. Most will likely be demolished. The property has yet to be developed into usable property for its intended use as a recreation gold prospecting property. The costs to complete the development have not been estimated as of March 30, 2004.

         o Patented land is United States public land that has been transferred to private fee simple ownership. Mining claims can be perfected into patented land which is what occurred on some of the Company's properties before the Company acquired those properties.

ITEM 3.  LEGAL PROCEEDINGS.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In June of 2003, we changed our corporate name from Global Outdoors, Inc. to Outdoor Channel Holdings, Inc. The Company's Common Stock is listed for trading on the NASD's over the counter Bulletin Board under the trading symbol "OUTD". Formerly our stock symbol was "GLRS". The following table sets forth for the quarters indicated the reported high and low bid prices as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                High                Low
                                                ----                ---

         2002           First Quarter          10.80               7.80
                        Second Quarter         11.35               7.80
                        Third Quarter           9.75               6.75
                        Fourth Quarter          9.15               7.50

         2003           First Quarter          10.20               8.25
                        Second Quarter         18.50              10.00
                        Third Quarter          32.50              18.00
                        Fourth Quarter         31.50              28.00

         On September 12, 1994, Outdoor Channel Holdings, Inc. effected a 2 for 1 forward split of its Common Stock. On March 4, 1992, we effected a 1 for 20 reverse split of its Common Stock. Share amounts and prices herein have been restated to reflect the foregoing splits. On May 1, 1989, we distributed a special Common Stock dividend payable at the rate of one share of Common Stock for every ten shares of Common Stock held. Shareholders who purchased Common Stock before the aforementioned stock splits and dividend need to be mindful that their holdings have been adjusted to reflect these splits and dividend.

         In October 1991, February 1993, April 1994, November 1995, December 1996, December 1997 and May 1999, we authorized paying a dividend in Common Stock to our Preferred Shareholders for the years 1991 through 1998. In January 2002, we authorized paying a dividend in cash to our Preferred Shareholders for the years 1999 through 2001. Dividends have not been declared with respect to our common shares since inception. It is not likely we will pay any cash dividends in the foreseeable future. We intend to reinvest earnings, if any, in its operations.

         Our Preferred Stock was issued as Convertible Exchangeable Preferred Stock. The Preferred Shareholders had the right, at any time, to convert their Preferred Stock to Common Stock and, conversely, Holdings had the right, at any time after March 31, 1991, to exchange the Preferred Stock for Common Stock. On February 20, 2002, Holdings called its Preferred Stock for exchange. Each share of Preferred Stock was exchanged for one share of Common Stock. The exchange was effective on March 25, 2002, at which time all the outstanding Preferred Stock was deemed exchanged for Common Stock. Immediately before the Preferred Stock was called for exchange there were 58,725 shares of Preferred Stock outstanding. After the exchange was effective, there was no Preferred Stock outstanding and an additional 58,725 shares of Common Stock was issued.

         In January 2002 options to exercise 8,450 shares were exercised by a former employee at the exercise prices of $3.00 and $4.00 per share. Said shares were paid for by a secured loan from the Company which was re-paid with cash in 2003. In May 2002 options to exercise 12,400 shares were exercised by two former employees at exercise prices of $3.00 and $4.00 per share. 12,000 shares were paid for by a secured loan from the Company which was re-paid with cash in 2003. The 400 shares were paid for by cash at the time of purchase. In October 2002, options to exercise 11,000 shares were exercised, with cash, by consultants to the Company at exercise prices of $3.00 and $4.00 per share and a weighted average price of $3.09 per share.

         In 2003 service providers exercised options to acquire 11,000 shares of common stock with exercise prices ranging from $3.00 to $4.00 per share and a weighted average price of $3.27 per share. Employees and a former employee exercised, with cash, options to acquire 107,866 shares of common stock with exercise prices ranging from $2.25 to $4.00 per share and a weighted average price of $2.57 per share.

         Also during 2003, a former director and officer of the Company exercised his right to accept 134,375 shares of common stock in lieu of cash in consideration of the cancellation of deferred compensation due him of $175,375. At the same time, the director/officer exercised his right to accept 125,726 shares of The Outdoor Channel's common stock in lieu of cash in consideration of the cancellation of deferred compensation due him by The Outdoor Channel of $142,375.

         We offset $622,500 due from the exercise of options for the purchase of 265,000 shares of common stock at $2.25 per share against the balance of shareholder loans payable by us to the holder of the options.

         The issuance of shares was based upon the exemption from registration under the Securities Act of 1933 as a non-public offering pursuant to Section 4(2) of the Act.

         As of December 31, 2003, we had approximately 1,600 shareholders of record of its Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides details of our equity compensation plans at December 31, 2003:

                                        Number of Securities to be                               Number of
              Number of Securities      Issued Upon Exercise of       Weighted Average     Securities Remaining
   Plan      Authorized for Issuance       Outstanding Options,       Exercise Price of         Available for
 Category   Securities Under the Plan      Warrants, or Rights       Outstanding Options       Future Issuance
 --------   -------------------------      -------------------       -------------------       ---------------
1995 ISO Plan         500,000                      434,134                   $ 9.64                       150

Non-Employee
Directors Stock
Option Plan (1)       400,000                       50,000                   $31.25                   350,000

Officer
Grant (2)             175,000                      175,000                   $29.00                         -
            ------------------------------------------------------                           ------------------
                    1,075,000                      659,134                   $16.42                   350,150
            ======================================================                           ==================

         (1) This plan has been approved by the board of directors of Outdoor Channel Holdings, Inc. and is pending approval by its shareholders. In January 2004, in accordance with the terms of this plan, a grant of 50,000 shares with an exercise price of $32.00 was automatically made to a newly appointed director. This grant, along with the 2003 grant for 50,000 shares, is also pending shareholder approval as part of the plan.

         (2) This grant has been approved by the board of directors of Outdoor Channel Holdings, Inc. and is pending approval by its shareholders.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information includes forward-looking statements, the realization of which may be impacted by certain factors, including those factors discussed in Risk and Uncertainties below.

GENERAL

         Outdoor Channel Holdings, Inc. (collectively with its subsidiaries the "Company" or "Holdings") owns approximately 82.7% of The Outdoor Channel, Inc. (the "Outdoor Channel" or "Channel"). In the event all outstanding options to purchase Common Stock in the Channel were exercised, as of year-end, the Company would own approximately 67.0% of The Outdoor Channel. As of March 1, 2004, these same ownership percentages are 82.5% and 66.9%, respectively. The Outdoor Channel is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, motor sports, gold prospecting and related life style programming. We also own and operate related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospectors' Association of America, Inc. ("GPAA"). Lost Dutchman's is a national gold prospecting campground club with approximately 6,300 members and properties in Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 32,900 active members. GPAA is the publisher of the "Gold Prospector" magazine and owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to its members.

         Our revenues include advertising fees from advertisements aired on The Outdoor Channel and from advertisements in "Gold Prospector" magazine; subscriber fees paid by cable and direct broadcast satellite, or DBS, operators that air on The Outdoor Channel; producer fees paid by outside producers to air their programs on The Outdoor Channel; membership fees from members in both Lost Dutchman's and GPAA and other income including products and services related to gold prospecting, gold shows, trips and outings.

         In 1998, The Outdoor Channel launched on EchoStar's Dish Network. Although we currently do not have an executed agreement with EchoStar, we expect to enter into such an agreement on basically the same terms as our prior agreement with them. In the meantime, they continue to carry the Channel on their network and make regular payments.

         In January 2002, The Outdoor Channel signed a national affiliation agreement with Comcast Corporation, the largest MSO in the United States which had approximately 22 million subscribers and renewed its affiliation agreement with the National Cable Television Cooperative, which is an association of small to mid-size cable operators which currently represents approximately 14 million households. The Channel's contract with NCTC includes the vast majority of independent cable operators.

         In March 2002, The Outdoor Channel entered into an agreement with Nielsen Media Research to provide ratings data for the Channel's programming. The Company believes that with published ratings, it will encourage a wider diversity of advertisers to consider advertising on The Outdoor Channel.

         In September 2002, The Outdoor Channel signed a national affiliation agreement with DirecTV, the largest DBS distributor in the United States. The Outdoor Channel was launched on DirecTV on October 1, 2002, and is available a la carte and in DirecTV's Sports Pack.

         The shareholders of the Company approved changing the Company's name to Outdoor Channel Holdings, Inc. from Global Outdoors, Inc. at the Annual Shareholders meeting held on June 23, 2003. The name change was effective on June 27, 2003.

         During 2003, The Outdoor Channel added several new shows to its 2003 and 2004 lineup. Included in these shows are Cabela's Sportsman's Quest, L.L. Bean's Guide to the Outdoors, Track and Trail Adventures with Wally Dallenbach, Guns and Ammo TV, Mark Sosin's Saltwater Journal, Bass Pro Shops Outdoor World Television, Four Wheel TV, Hot Rod TV, and many more.

         On July 27, 2003, The Outdoor Channel was honored as Programmer of the Year by the National Cable Television Cooperative.

         On November 13, 2003, Mr. Richard K. Dickson II resigned as Chief Operating Officer, Chief Financial Officer and General Counsel, and as Director of both Holdings and The Outdoor Channel. In November 2003, we appointed Mr. William A. Owen as Chief Financial Officer. In December 2003, David C. Merritt was added to the Board of Directors and designated as the Company's financial expert. Mr. Merritt, an outside board member, is the Company's Audit Chairman.

         From July 30, 1997 to August 1, 2003, the Company's Common Stock had been traded on the NASD's Over the Counter Bulletin Board under the symbol "GLRS." Effective August 04, 2003, Outdoor Channel Holdings, Inc. (formerly Global Outdoors, Inc.) changed its symbol to "OUTD."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

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

         Merchandise sales for the Company are recognized when the product is shipped and collection of the receivable is probable. Lost Dutchman's campground membership sales are generally recognized on a straight-line basis over the estimated average life (7 years) of the membership. The Company does not record any receivables arising under these contracts due to the uncertainty of collection. Accordingly, revenues recognized do not exceed the total cash payments received and cash received in excess of revenue earned is recorded as deferred revenue. The majority of GPAA membership sales is for one year and is generally recognized in the year of sale. Multi-year GPAA membership sales are recognized on a straight-line basis over the life of a membership for an estimated life of 15 years for a lifetime membership.

         LONG-LIVED ASSETS. Long-lived assets, such as property and equipment and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets specific criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

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

RECENT ACCOUNTING DEVELOPMENTS

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based compensation. The Company has not and does not currently intend to make such a change. In addition, SFAS 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The Company has included the disclosures required by SFAS 148 in Notes 2 and 8 to the accompanying consolidated financial statements.

         The FASB had issued certain other accounting pronouncements as of December 31, 2003 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2003 or 2002.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

    REVENUES.

         Our revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, merchandise sales and sponsored outings to prospect for gold. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel and from the sale of advertising space in publications such as the "Gold Prospector" magazine. During 2003 and 2002, The Outdoor Channel generated approximately 97% of our Advertising revenue. Subscriber fees are solely related to The Outdoor Channel business segment. Membership income is generated by our activities other than The Outdoor Channel.

         Total revenues for the year ended December 31, 2003 were $31,701,773, an increase of $10,308,828, or 48%, compared to revenues of $21,392,945 for the year ended December 31, 2002. This increase was the result of changes in several items comprising revenue.

         Advertising revenue increased to $16,409,610 for the year ended December 31, 2003 from $10,969,086 for the year ended December 31, 2002, an increase of $5,440,524 or 50%. The increase is driven by being better able to compete for national advertising business as a result of obtaining Nielsen ratings which allowed us to demonstrate our household delivery. Nielsen reported that we had 26.1 million subscribers at the end of 2003 compared to 21.5 million at the end of 2002 an increase of 4.6 million or 21%. The fact that we had Nielsen ratings and demographic data coupled with the increased subscribers allowed us to better utilize our advertising inventory and increase our effective rates realized on our advertising time on The Outdoor Channel.

         Subscriber fees increased to $10,836,568 for the year ended December 31, 2003 from $6,070,897 for the year ended December 31, 2002, primarily due to: more affiliates carrying the Channel from approximately 4,900 a year previously to approximately 5,400 at 2003 year-end; subscriber fee rate increases with existing affiliates; beginning of payments from certain carriers who had previously received The Channel without charge; and the fall 2002 launch of The Outdoor Channel on DirecTV.

         Membership income increased to $4,455,595 for the year ended December 31, 2003 from $4,352,962 for the year ended December 31, 2002, representing an increase of $102,633 or approximately 2%. We believe that most of this increase was a result of creating demand for memberships and merchandise sales from programming aired on The Outdoor Channel.

    EXPENSES.

         Expenses consist of the cost of the Company's satellite transmission fees, advertising and programming, bad debts and selling, general and administrative expenses.

         Total expenses for the year ended December 31, 2003 were $24,061,730, an increase of $7,244,270, or 43%, compared to $16,817,460 for the year ended December 31, 2002. As a percentage of revenues, total expenses are 76% and 79% in 2003 and 2002, respectively. The increase in expenses was due to several factors but is principally driven by increasing costs to support our revenue growth.

         Satellite transmission fees remained nearly the same at $2,423,361 for the year ended December 31, 2003 compared to $2,358,720 for the year ended December 31, 2002, due to fixed contracts.

         Advertising and programming expenses increased to $4,884,085 for the year ended December 31, 2003 compared to $3,854,117 for the year ended December 31, 2002, an increase of $1,029,968 or 27%. As a percentage of revenue, advertising and programming expenses are 15% and 18% in 2003 and 2002, respectively. The increase reflects an increase in our consumer and trade awareness programs. In 2003, The Outdoor Channel produced more programs in-house as opposed to licensing our programming from third parties which increased our programming costs.

         Provision for doubtful accounts increased to $327,576 for the year ended December 31, 2003, compared to $256,922 for the year ended December 31, 2002. As a percentage of sales, bad debts expense remained essentially the same at approximately 1% in 2003 and 2002.

         Selling, general and administrative expenses increased to $16,426,708 for the year ended December 31, 2003, compared to $10,347,701 for the year ended December 31, 2002. As a percent of revenues, selling, general and administrative expenses were 52% and 48% in 2003 and 2002, respectively. The increase of the expense is due to a number of factors including: increases in personnel expenses primarily resulting from the increase in the number of employees from 65 at the end of 2002 to 86 by the end of 2003; increased depreciation expense as a result of our equipment purchases in 2003 and 2002 to support our growth; our increased travel related to our increased sales staff and others to promote The Channel; increased research costs associated with purchasing Nielsen ratings and data; increased professional fees including public relations, accounting and legal fees.

         Also increasing our selling, general and administrative expenses is the inclusion of costs associated with the resignation of an officer/director in November 2003 amounting to approximately $625,000 or 2% of revenues. Further the Company incurred approximately $250,000 in expenses relating to conversion of stock subscriptions receivable for services.

    INCOME FROM OPERATIONS.

         Income from operations increased to $7,640,043, or 67% for the year ended December, 31, 2003 compared to $4,575,485 for the year ended December 31, 2002. As a percentage of total revenues, income from operations increased to 24% for the year ended December 31, 2003 compared to 21% for the year ended December 31, 2002. This increase was due mainly to the increased revenues outlined above.

    NET INTEREST (EXPENSE)/INCOME.

    Net interest (expense)/income increased to a net income of $12,436 for the year ended December 31, 2003, compared to a net expense of $815 for the year ended December 31, 2002. This improvement was primarily due to the retirement of the Company's debt to stockholders during 2003, resulting in less interest expense complemented by the interest earned on its increased cash balances for the year ended December 31, 2003 compared to the year ended December 31, 2002.

    INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY.

         Income before provision for income taxes and minority interest increased slightly as a percentage of revenues at 24% for the year ended December 31, 2003 compared to 22% for the year ended December 31, 2002. The improvement is a result of the Company being able to grow revenues faster than expenses.

         For The Outdoor Channel business segment, income before provision for income taxes and minority interest as a percentage of revenue increased to 35% for the year ended December 31, 2003, compared to 27% for the year ended December 31, 2002. This improvement reflects the operating leverage inherent in The Outdoor Channel's business as revenue growth out paced expense growth.

         For the membership business segment, income (loss) before provision for income taxes and minority interest as a percentage of revenues decreased to a loss of 13% for the year ended December 31, 2003 compared to a profit of 3% for the year ended December 31, 2002 as a result of incurring rate increases on general and health insurance, increased expenditures for publishing our magazines and mining guide principally related to rate increases, and increases in payroll and related costs.

         For the Corporate business segment, loss before provision for income taxes and minority interest was $1,042,748. The expenses allocated to this business segment include: professional fees including public relations, accounting and legal fees, the inclusion of severance associated with the resignation of an officer/director in November 2003 and the exercise of stock subscriptions receivable for services rendered.

    PROVISION FOR INCOME TAXES.

         The provision for income taxes for the year ended December 31, 2003 was $3,162,000 as compared to $1,882,161 for the year ended December 31, 2002. This was due to the Company earning more taxable income in 2003 as compared to 2002. The effective income tax rate was approximately 41% for each of the years ended December 31, 2003 and 2002.

    MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY.

         Minority interest for the year ended December 31, 2003 was $897,143 compared to $444,266 for the year ended December 31, 2002. This was due to the increased profitability of The Outdoor Channel.

    NET INCOME.

         Net income for the year ended December 31, 2003 was $3,593,336 compared to $2,295,029 for the year ended December 31, 2002. This was due to the increased profitability of The Outdoor Channel partially offset by the losses of the membership segment.

EARNINGS PER SHARE.

         Earnings per common share for 2003 grew to $0.65 per basic share or $0.48 per diluted share compared with $0.42 per basic share or $0.38 per diluted share in 2002. Diluted earnings per share for both 2003 and 2002 reflect the material effects of the assumed exercise of all of the outstanding stock options granted by us and our subsidiary, The Outdoor Channel, and the application of the treasury stock method to the shares assumed to have been issued.

         The common stock of The Outdoor Channel is not publicly traded. In applying the treasury stock method in connection with the assumed exercise of the outstanding options of The Outdoor Channel and the computation of diluted earnings per share, we had determined the fair value of the shares of its subsidiary based on the selling price for those shares in actual cash transactions. However, there have been only a limited number of such transactions at infrequent intervals.

         During the fourth quarter of 2003, we obtained a preliminary estimated value of The Outdoor Channel's shares from an independent investment advisor. That preliminary estimated value was significantly above the value we had been using in prior quarters during 2003 and 2002. We believe that this preliminary estimate of value is the best estimate to use as of December 31, 2003. Under the treasury stock method, the higher estimate resulted in a significant increase in the number of shares that would have been issued to the holders of The Outdoor Channel options and the portion of the net income of The Outdoor Channel allocable to minority stockholders in the computation of diluted earnings per share.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

    REVENUES.

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

         Membership income decreased to $4,352,962 for the year ended December 31, 2002, compared to $4,715,026 for the year ended December 31, 2001, which the Company believes is due primarily to the decrease in membership numbers for Gold Prospectors of America in 2002 and to a decrease in participants on the Alaska trip. Decreases in membership sales and Alaska trip sales are also believed to be due to the softened economy throughout 2002 and traveling unease.

     EXPENSES.

         Expenses for the year ended December 31, 2002 were $16,817,460, an increase of $1,267,192 or 8%, compared to $15,550,268 for the year ended December 31, 2001. This increase in expenses was due to the several factors:

         Satellite transmission fees remained nearly the same at $2,358,720 for the year ended December 31, 2002, compared to $2,238,205 for the year ended December 31, 2001, due to the stabilization of our transponder and uplink cost.

         Advertising and programming expenses increased notably to $3,854,117 for the year ended December 31, 2002, compared to $2,482,133 for the year ended December 31, 2001. This increase was due primarily to the continuation of our consumer and trade industry awareness campaigns and our in-house programming initiatives and associated start-up costs.

         Provision for doubtful accounts decreased by a very large amount to $256,922 for the year ended December 31, 2002, compared to $1,311,641 for the year ended December 31, 2001, due primarily to the default of our long form advertising wholesaler and to a lesser degree to several short form and producer customers in 2001. The advertising wholesaler's default resulted in a bad debt of approximately $800,000 in 2001. The Company does not know why the wholesaler had business difficulties but it retained lawyers and accountants in an attempt to recover the defaulted amount. It was determined that recovery would be challenging and unlikely. The wholesaler had provided services to the Company since 1996 and had, in fact, advanced payments to the Company in the Company's difficult years of 1996 through 1998. The wholesaler collected funds due the Company from long form advertisers on The Outdoor Channel from which it deducted its commissions and remitted the balance. We did not expect the wholesaler to fail to remit funds it had collected on behalf of the Company. Since that time, we have used our own resources and personnel to sell our advertising inventory.

         Selling, general and administrative expenses increased substantially to $10,347,701 for the year ended December 31, 2002, compared to $9,518,289 for the year ended December 31, 2001. This increase was due primarily to overall growth at The Outdoor Channel which, among other items, resulted in significant increases in personnel related costs including bonuses.

     INCOME FROM OPERATIONS.

         Income from operations increased to $4,575,485, or 172% for the year ended December, 31, 2002, compared to $1,683,269 for the year ended December 31, 2001. As a percentage of total revenues, income from operations increased to 21% for the year ended December 31, 2002 compared to 10% for the year ended December 31, 2001. This increase was due mainly to the increased revenues outlined above.

     NET INTEREST (EXPENSE)/INCOME.

         Net interest (expense)/income decreased to a net interest expense of $815 for the year ended December 31, 2002, compared to a net interest income of $26,401 for the year ended December 31, 2001. This was primarily due to interest rates being lower on the Company's cash accounts for the year ended December 31, 2002, compared to the year ended December 31, 2001. The Company had less debt for the year ended December 31, 2002, than for the year ended December 31, 2001, but the interest rates on the remaining loans were not lower and therefore did not counterbalance the decrease in interest income.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY.

         Income before provision for income taxes and minority interest as a percentage of revenues increased to 22% for the year ended December 31, 2002, compared to 10% for the year ended December 31, 2001. This increased rate was primarily due to expenses only increasing 8% in the year ended December 31, 2002 compared to the year ended December 31, 2001, while revenues increased 24% for the same time period.

         For The Outdoor Channel business segment, income before provision for income taxes and minority interest as a percentage of revenues increased to 27% for the year ended December 31, 2002, compared to 11% for the year ended December 31, 2001. This increase was primarily due to expenses only increasing 13% in the year ended December 31, 2002 compared to the year ended December 31, 2001, while revenues increased 37% for the same time period.

         For the membership business segment, income before provision for income taxes and minority interest as a percentage of revenues decreased to a loss of 5% for the year ended December 31, 2002, compared to a loss of 1% for the year ended December 31, 2001. This decrease was primarily due to the Alaska trip having 100 fewer participants in the year ended December 31, 2002 compared to the year ended December 31, 2001, which the Company believes was due to air travel uneasiness and economic softness.

     PROVISION FOR INCOME TAXES.

         The provision for income taxes for the year ended December 31, 2002, was $1,882,161 as compared to $718,000 for the year ended December 31, 2001. This was due to the Company earning more taxable income in 2002 as compared to 2001.

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

     EARNINGS PER SHARE.

         Earnings per common share for 2002 grew to $0.42 per basic share or $0.38 per diluted share compared with $0.16 per basic share or $0.14 per diluted share in 2001. Diluted earnings per share for both 2002 and 2001 reflect the material effects of the assumed exercise of all of the outstanding stock options granted by us and our subsidiary, The Outdoor Channel, and the application of the treasury stock method to the shares assumed to have been issued.

     LIQUIDITY AND CAPITAL RESOURCES

         The Company provided cash from operations of $6,189,675 in 2003, compared to $2,303,732 in 2002 and had a cash and cash equivalents balance of $7,213,946 at December 31, 2003, which was an increase of $3,966,206 from the balance of $3,247,740 at December 31, 2002. Current assets increased substantially to $13,967,468 at December 31, 2003 compared to $6,541,009 at December 31, 2002. Current liabilities increased to $2,623,503 at December 31, 2003 compared to $1,736,418 at December 31, 2002. Net working capital increased to $11,343,965 at December 31, 2003, compared to $4,804,591 at December 31, 2002. Total liabilities decreased to $4,352,854 at December 31, 2003 compared to $4,405,358 at December 31, 2002.

         In 2003, the Company generated an operating profit of $7,640,043 compared to an operating profit of $4,575,485 in 2002. From 2000 through the present, the Company has financed its activities primarily from cash flows from operations. Between the Company and The Outdoor Channel, we have two lines of credit aggregating to $1,650,000 with no outstanding borrowings and a standby letter of credit for $140,000 issued under the line of credit as of December 31, 2003. The Company does not have any present plans that would effect liquidity requirements on a long-term basis. The Company had no significant capital commitments as of December 31, 2003. The capital improvements the Company made in 2003 which included purchasing of high definition camera equipment for The Outdoor Channel were funded with cash from operations. The long-term liquidity requirement could change in the event the Company changes its business strategy, including The Outdoor Channel's methods of increasing subscribers, producing in-house programming and/or making a significant acquisition.

         As of December 31, 2003, the Company had a note in the amount of $109,846 payable to a bank outstanding at an effective interest rate of 5.00%. This note is secured by substantially all of the Company's assets and is personally guaranteed by Perry T. Massie and Thomas H. Massie. During 2003, the notes payable to the major stockholders including accrued interest was retired. The Company intends to retire this note in 2004.

         As of March 2004, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. The Outdoor Channel is generating cash flow in excess of its short-term cash flow requirements and is continuing the trend of increased revenues. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated increased levels through January 1, 2005. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

         The Company continually reviews its business opportunities to assess feasibility of enhanced operations or competitive position. The results of such analysis could result in the dedication of capital to take advantage of the opportunities so identified. Currently the Company is reviewing modest improvements to its properties and is reviewing the capital requirements for HD capability. To date, the Company has purchased some HD equipment out of cash flow. Significant commitments for additional capital purchases have not been made.

A summary of the Company's contractual obligations and commercial commitments as of 12/31/03:

                                                             Less than                                  After
CONTRACTUAL OBLIGATIONS                         Total         1 year      1-3 years     4-5 years      5 years
                                            ----------------------------------------------------------------------
Long-term debt and capital leases             $    192,260   $   133,347  $    47,777   $    11,136   $         -
Operating leases                                11,725,000     2,084,000    1,811,000     1,560,000     6,270,000
                                            ----------------------------------------------------------------------
TOTAL CONTRACTUAL CASH OBLIGATIONS            $ 11,917,260   $ 2,217,347  $ 1,858,777   $ 1,571,136   $ 6,270,000
                                            ======================================================================

                                                Total
                                               Amounts       Less than                                  After
OTHER COMMERCIAL COMMITMENTS                  Committed       1 year      1-3 years     4-5 years      5 years
                                            ----------------------------------------------------------------------
Standby letters of credit                     $   140,000            -           -              -     $   140,000
                                            ----------------------------------------------------------------------
TOTAL COMMERCIAL COMMITMENTS                  $   140,000            -           -              -     $   140,000
                                            ======================================================================

RISK AND UNCERTAINTIES

         We may not be able to effectively execute our business plan to increase our revenues.

         Our strategy includes (1) expanding marketing efforts to grow our subscriber base, (2) aggressively pursuing national advertising accounts, (3) increasing production and licensing high quality programming, and (4) seeking new membership in our club organizations - GPAA and Lost Dutchman's.

         Growing our subscriber base depends upon many factors such as the success of our marketing efforts in driving consumer demand for our Channel, overall growth in cable and DBS subscribers, the popularity of our programming, and our ability to negotiate new carriage agreements and maintain existing agreements and distribution. There can be no assurance that we will be able to increase the subscriber base of The Outdoor Channel on cable and DBS systems or that such carriage will not decrease.

         Our ability to aggressively pursue national advertising accounts and thus to increase advertising rates depends upon the popularity of our programming and the demographics of our viewers, as well as strategies taken by our competitors, strategies taken by advertisers and the relative bargaining power of advertisers. We cannot assure you that our sponsors will pay advertising rates for commercial air time at which we can make a profit or that we will be able to attract new advertising sponsors.

         Building a library of programs by increasing our production and licensing high quality programming and program distribution rights requires significant resources. We currently produce approximately 15% of our programming. Although we have recently upgraded our Temecula, California, production facility, we expect that additional expenditures will be required. Additionally, we rely on our producers and hosts to produce our programming. We acquire the remaining percentage of our shows from independent producers. Although we are generally able to acquire shows at costs that allow us to generate a profit, there is no assurance that we will be able to do so in the future. There can be no assurances that we will successfully acquire, develop or produce original programming of interest to our audience.

         Our ability to attract new membership in our club organizations - GPAA and Lost Dutchman's, depends upon our ability to attract viewers with these interests to The Outdoor Channel and the success of direct mail campaigns, continued sponsorship of gold shows around the country and introductory outings to be held at our campsites. We cannot assure you that we will succeed in cross-selling our club organizations, their products and services to viewers of The Outdoor Channel or that viewers will maintain current interest levels in these activities. Further we cannot assure you that our direct mail campaigns will drive interest in the clubs or that continued sponsorship of gold shows around the country and introductory outings to be held at our campsites will successfully attract new members or retain existing members.

         If the costs associated with increasing the number of our subscribers are higher than we anticipate, our rate of growth could be less than currently planned.

         Although we currently have plans to increase our marketing and sales efforts to increase our number of subscribers, which in turn could increase our advertising rates, we may not be able to do so economically. If the cost of increasing the number of our subscribers is too expensive, or if the benefits of doing so do not materialize, we may not be able to achieve our current plans to expand and improve our business and operating results or to prevent a decrease in the number of subscribers.

         If The Outdoor Channel is placed in unpopular program packages by cable or DBS operators, or if service fees are increased for our subscribers, the number of viewers may decline.

         We do not control which cable channels The Outdoor Channel is packaged with by cable or DBS operators. The placement of The Outdoor Channel in an unpopular program package could reduce the number of our viewers. We do not set the prices charged by cable and DBS operators to their subscribers when The Outdoor Channel is packaged with other cable channels. The prices for the channel packages in which The Outdoor Channel is bundled may be set too high to appeal to individuals who might otherwise be interested in our network. Further, if The Outdoor Channel is bundled with networks that do not appeal to our viewers or is moved to packages with fewer subscribers, we will lose viewers. These factors may adversely affect our viewership and harm our ability to achieve our carriage goals.

         We may not be able to increase our revenues sufficiently to cover increased expenses relating to programming costs.

         The cost of programming has generally increased for the cable industry. We plan to build our programming library through the acquisition of long-term broadcasting rights or the outright ownership of programs. This is expected to lead to a substantial increase in programming costs. We cannot assure you that we will be able to successfully recover the cost of developing or acquiring programming, whether produced by us or acquired from third-party producers.

         The development, production and completion of television programs requires a significant amount of capital. There are substantial financial risks inherent in developing and producing television programs. Actual program costs may exceed their budgets. Factors such as labor disputes, death or disability of key spokespersons or program hosts, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or prevent completion of a project.

         If we fail to develop and distribute popular programs, our viewership would likely decline and cause our advertising revenue to decrease.

         Our operating results depend significantly upon the generation of advertising revenue, mainly from manufacturers of products used by outdoorsmen. Our advertising success largely depends on our Nielsen ratings, which estimates the number of viewers of The Outdoor Channel, and this directly impacts the level of interest of advertisers. If we fail to program popular shows to maintain or increase our current number of viewers, our Nielsen ratings could decline, which would likely cause our advertising revenue to decline.

         We may not be able to retain and recruit sports personalities that appeal to our viewers as spokespersons and hosts.

         Our success depends, in part, upon our ability to recruit, contract with and retain sportspersons who have the recognition, ability and charisma to make television programs and events interesting and entertaining to our viewers. There can be no assurance that we will be able to retain our current spokespersons and hosts or identify and contract with new spokespersons and hosts in the future. Our failure to attract and retain spokespersons and hosts that appeal to our viewing audience could lead to a decline in our audience and market share.

         We may not be able to effectively manage our projected growth.

         We have undergone rapid and significant growth over the last several years, and our strategic objectives include not only further developing and enhancing our existing business, but also expanding our in-house production capabilities. There are risks inherent in rapid growth and working toward achieving new strategic objectives, such as: Directing capital resources at appropriate infrastructure, including facilities, information technologies systems and other equipment to support a growing organization; Hiring and training new management, sales and marketing, production, and other personnel and the diversion of management's attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service. We cannot assure you that we will be able to successfully manage our projected growth or that we will be successful in managing our business objectives.

         Cable and DBS operators could discontinue or refrain from carrying The Outdoor Channel or move it to less highly-penetrated packages.

         The success of The Outdoor Channel is dependent on our ability to enter into new carriage agreements while maintaining existing agreements with and carriage by MSOs, their affiliate members and DBS systems. Although we have entered into national carriage agreements with approximately 80 of the top 100 MSOs and DBS providers, execution of a national carriage agreement with an MSO does not ensure that its affiliate systems will carry The Outdoor Channel. Under our current national carriage agreements and carriage agreements with the MSOs' affiliates, The Outdoor Channel typically offers MSOs and their cable affiliates the right to broadcast The Outdoor Channel to their subscribers, but do not require that The Outdoor Channel be offered to its subscribers. Our most significant cable and DBS distribution contracts include Charter, Comcast, Direct TV, EchoStar, Time Warner, and the NCTC. These contracts generally have terms ranging from three to ten years and come up for renewal between today and 2008. Because certain carriage agreements do not specify on which service levels The Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets, we have no assurance that The Outdoor Channel will be carried and available to viewers of any particular MSO.

         Our satellite infrastructure may fail or be preempted by another signal.

         Our ability to deliver programming to cable and DBS operators, and their subscribers, is dependent upon our satellite equipment and software working properly to distribute our programming. If this system fails, or a signal with a higher priority replaces our signal, which is determined by our agreement with the owner of the satellite, we may not be able to deliver programming to our cable and DBS operator customers and their subscribers within the time periods advertised. In turn, we may lose subscribers, our revenue will fall and our ability to offer programming and services will be harmed.

         Technologies in the cable television and DBS industry are constantly changing, and our failure to acquire or maintain state-of-the-art technology may harm our business and competitive advantage.

         The technologies used in cable and DBS industries are rapidly evolving. Many technologies and technological standards are in development and have the potential to significantly transform the ways in which programming is created and transmitted. In addition, under some of our MSO contracts, we may be required to encrypt our signal. We cannot accurately predict the effects that implementing new technologies will have on our programming and broadcasting operations. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which may harm our business.

         We may not be able to attract and retain key personnel.

         Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. All of our employees are "at-will". Any of our officers or key employees could leave at any time, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. If we lost Perry T. Massie, our President and Chief Executive Officer and Co-President of The Outdoor Channel, Inc. or William A. Owen, our Chief Financial Officer, or Andrew
J. Dale, the Chief Executive Officer and Co-President of The Outdoor Channel, Inc., our business would likely suffer. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

         The cable television and DBS industry is subject to substantial regulation by federal, state and local governments, for which compliance may be expensive, time consuming and may expose us to substantial compliance costs and penalties for failure to comply.

         The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Operating in a regulated industry increases our costs of doing business.

         To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business perspective, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multi-channel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition was scheduled to expire in October 2002, however the Federal Communications Commission, to which we refer as the FCC, extended the expiration date to October 2007 unless the FCC then determines that another extension is necessary to protect competition and diversity.

         Many of the FCC's program access rules apply only to satellite-delivered programming, and, if a programmer delivers its programs terrestrially, the program access rules may be inapplicable to such programming. The DBS industry and other multi-channel video programming distributors are also subject to certain rules, regulations and FCC oversight.

         Regulatory carriage requirements also could adversely affect the number of channels available to carry The Outdoor Channel. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable systems' channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. The imposition of such additional must carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop some cable programming services, which may have an adverse impact on the programming companies in which we have interests.

         If we distribute television programming through new media, such as video-on-demand through the Internet, we may be required to obtain federal, state and local licenses or other authorizations to offer such services. We may not be able to obtain licenses or authorizations in a timely manner, or at all, or conditions could be imposed upon licenses and authorizations that may not be favorable to us.

         In the future, any increased regulation of rates, and in particular the rates for basic cable services, could, among other things, put downward pressure on the rates charged by cable programming services, and affect the ability or willingness of cable system operators to retain or to add The Outdoor Channel network on their cable systems. If, in response to any rate regulation, cable system operators implement channel offering structures that require subscribers to affirmatively choose to pay a separate fee to receive The Outdoor Channel network, either by itself or in combination with a limited number of other channels, our business could be harmed.

         The regulation of programming services, cable television systems and satellite licensees is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and our business may be adversely affected by future legislation, new regulation or deregulation.

         Cable television and DBS programming signals have been stolen or could be stolen in the future, which reduces the potential revenue from subscriber fees.

         The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe to programming and are authorized to view it. Conditional access systems use, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent conditional access technologies. However, theft of cable and satellite programming has been widely reported, and the access or "smart" cards used in cable and DBS operators' conditional access systems have been compromised and could be further compromised in the future. When conditional access systems are compromised, we do not receive the potential subscriber revenues from the cable and DBS operators. Further, measures that could be taken by cable and DBS operators to limit such theft are not under our control.

         The market in which we operate is highly competitive, and we may not be able to compete effectively, especially against competitors with greater financial resources, brand recognition or marketplace presence.

         We compete for viewers with other basic and pay cable television networks, including the Outdoor Life Network, Spike TV, ESPN and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the development of digital compression technology and the deployment of fiber optic cable which are already substantially underway, are expected to allow cable systems to greatly expand their present channel capacity, which could dilute our market share and lead to increased competition for viewers from existing or new programming services.

         We also compete with large television network companies that generally have large installed subscriber bases and significant investments in, and access to, competitive programming sources. In addition, large cable companies have the financial and technological resources to create and distribute their own programming services, such as the Outdoor Life Network owned and operated by Comcast, the largest MSO, which provide substantial competition to The Outdoor Channel. Although historically we never have done so, we may be required to pay launch or marketing support for carriage in certain circumstances in the future, which could require significant expenditures of money, harming our operating results and margins. We compete for advertising revenue with cable television networks, as well as with other national programming services, superstations, broadcast networks, and local over-the-air television stations, and, with respect to their available advertising time in distributed programming, DBS, multi-channel, multi-point distribution services, other multi-channel video programming distributors, broadcast radio and the print media. We compete with other cable television networks for subscriber fees from, and affiliation agreements with, cable operators. Court and FCC actions have removed certain of the impediments to entry by local telephone companies into the video programming distribution business, and other impediments could be eliminated or modified in the future. These local telephone companies may distribute programming that is competitive with the programming provided by us to cable operators.

         Because we expect to increasingly depend upon our intellectual property rights, our inability to protect those rights could negatively impact our ability to compete.

         We currently license most of our programs from third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain necessary rights or properly maintain and document such rights.

         If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our ability to compete could be harmed. Protecting our intellectual property rights by pursuing those who infringe or dilute our rights or defending against third party claims, can be costly.

         Seasonal increases or decreases in viewership may negatively affect our business.

         Seasonal trends are likely to affect our viewership, and consequently, could cause fluctuations in our advertising revenues. For this reason, fluctuations in our revenues and net income could occur from period to period depending upon the availability of advertising revenues. Due, in part, to these seasonality factors, the results of any one quarter are not necessarily indicative of results for future periods, and cash flows may not correlate with revenue recognition.

         Our operating results may vary significantly.

         Our operations are influenced by many factors that we cannot fully control. These factors may cause our financial results to vary significantly in the future and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that can cause our results to fluctuate include, but are not limited to:
Carriage decisions of cable and DBS operators; Demand for advertising and advertising rates and offerings of competing media; Changes in the growth rate of cable and DBS subscribers; Cable and DBS operators' capital and marketing expenditures and their impact on programming offerings and penetration; Seasonal trends in viewer interests and activities; Pricing, service, marketing and acquisition decisions that could reduce revenues and impair quarterly financial results; The mix of cable television and DBS-delivered programming products and services sold and the distribution channels for those products and services; Our ability to react quickly to changing consumer trends; Specific economic conditions in the cable television and related industries; and Changing regulatory requirements.

         Due to the foregoing factors, among others, our revenue and operating results are difficult to forecast. Our expense levels are based in significant part on our expectations of future revenue. Therefore, our failure to meet revenue expectations would seriously harm our business, operating results, financial condition and cash flows. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect our profitability because our expenses would remain relatively fixed and would not decrease correspondingly.

         We may be unable to access capital on acceptable terms to fund operations at projected levels.

         Our future capital requirements will depend on numerous factors, including the success of our efforts to increase advertising revenues and the amount of resources devoted to increasing distribution of The Outdoor Channel and acquiring and producing programming for The Outdoor Channel. As a result, we could be required to raise substantial additional capital through debt or equity financing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing shareholders. If we raise additional capital through the issuance of debt securities, the debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our business plan.

         We must comply with many local, state, federal and environmental regulations, for which compliance may be costly and may expose us to substantial penalties.

         Our recreational outdoor activity affiliates, GPAA and Lost Dutchman's, share the general risks of all outdoor recreational activities - personal injury, environmental compliance and real estate and environmental regulation. In addition to the general cable television industry regulations, we are also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies. Our prospecting clubs are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, development and other utilization of its properties. We cannot predict what impact future regulations may have on these businesses. In addition, failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating licenses.

         Consolidation among cable and satellite distributors may harm our business.

         Cable and satellite operators continue to consolidate, making The Outdoor Channel increasingly dependent on fewer operators. If these operators fail to carry The Outdoor Channel, use their increased bargaining power to negotiate less favorable terms of carriage, or take advantage of additional volume discounts, our business could be harmed.

         New video recording technologies may reduce our advertising revenue.

         A number of new personal video recorders, such as TIVO in the United States, have emerged in recent years. These recorders often contain features allowing viewers to watch pre-recorded programs without watching advertising. The effect of these recorders on viewing patterns and exposure to advertising could harm our operations and results if our advertisers reduce the advertising rates they are willing to pay because they believe television advertisements are less effective with these technologies.

         Some of our existing shareholders can exert control over us and may not make decisions that are in the best interests of all shareholders.

         Our officers, directors and principal shareholders will together control approximately 79% of our outstanding common stock. As a result, these shareholders, acting together, would be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our shareholders. In addition, the interests of these shareholders may not always coincide with our interests as a company or the interests of other shareholders. Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve.

         Anti-takeover provisions in our articles of incorporation, our bylaws and under Alaska law may enable our incumbent management to retain control of us and discourage or prevent a change of control that may be beneficial to our shareholders.

         Provisions of our articles of incorporation, our bylaws and the Alaska Corporations Code could delay or prevent a change of control of our company, which could adversely affect the market price of our common stock. These provisions could allow our incumbent management to retain control over us and prevent the consummation of a transaction in which our shareholders could receive a substantial premium over the current market price for their shares

         Changes to financial accounting standards may affect our reported results of operations.

         We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretations by the American Institute of Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to business combinations and employee stock option grants have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or on the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

ITEM. 7 FINANCIAL STATEMENTS

         The consolidated financial statements of the registrant for the years ended December 31, 2003 and 2002 are listed in the index on page F-1.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X
                                    ---------

                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS......................................30

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 AND 2002........................31

CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED
    DECEMBER 31, 2003 AND 2002................................................32

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 31, 2003 AND 2002....................................33

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED
    DECEMBER 31, 2003 AND 2002................................................35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................36

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders and Board of Directors
    Outdoor Channel Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Outdoor Channel Holdings, Inc. (formerly Global Outdoors, Inc.) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Outdoor Channel Holdings, Inc. and Subsidiaries as of December 31, 2003 and 2002, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ J.H. COHN LLP

San Diego, California
February 27, 2004


                               OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                    YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                                             2003                2002
                                                                         -------------      -------------
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                           $  7,213,946       $  3,247,740
     Investment in available-for-sale securities                              549,782             79,659
     Accounts receivable, net of allowance for doubtful
         accounts of $234,419 and $154,475                                  3,797,205          2,473,486
     Inventories                                                               67,595             86,337
     Income tax refund receivable                                           1,143,016             86,889
     Receivable from stockholders                                                   -             55,007
     Current portion of deferred tax assets, net                              525,000            318,708
     Other current assets                                                     670,924            193,183
                                                                         -------------      -------------
              Total current assets                                         13,967,468          6,541,009
                                                                         -------------      -------------
Property, plant and equipment at cost, net:
     Membership division                                                    3,253,091          2,918,150
     Outdoor Channel equipment and improvements                             2,032,299          1,308,512
                                                                         -------------      -------------
              Property, plant and equipment, net                            5,285,390          4,226,662
                                                                         -------------      -------------
Trademark, net of accumulated amortization of $101,098 and $86,518            117,625            132,205
Deferred tax assets, net                                                      436,000            733,829
Deposits and other assets                                                      41,270            196,298
                                                                         -------------      -------------
              Totals                                                     $ 19,847,753       $ 11,830,003
                                                                         =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                               $  1,790,226       $  1,337,428
     Accrued severance payments                                               291,374                  -
     Current portion of notes payable and capital lease obligations           133,347            154,617
     Current portion of stockholder loans                                           -             14,606
     Current portion of deferred revenue                                      408,556            229,767
                                                                         -------------      -------------
              Total current liabilities                                     2,623,503          1,736,418

Accrued severance payments, net of current portion                             65,527                  -
Notes payable and capital lease obligations, net of current portion            58,913            244,847
Stockholder loans, net of current portion                                           -            577,950
Deferred revenue, net of current portion                                    1,225,091          1,080,353
Deferred satellite rent obligations                                           379,820            448,040
Deferred compensation                                                               -            317,750
                                                                         -------------      -------------
              Total liabilities                                             4,352,854          4,405,358
                                                                         -------------      -------------
Minority interest in subsidiary                                             2,302,207          1,262,689
                                                                         -------------      -------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; 25,000,000 and 10,000,000 shares authorized;
         none issued                                                                -                  -
     Common stock, $.02 par value; 75,000,000 and 50,000,000 shares
         authorized; 5,887,151 and 5,369,098 shares issued                    117,743            107,382
     Common stock subscriptions receivable                                    (29,800)          (262,050)
     Cost of treasury stock (76,200 shares)                                  (399,981)          (399,981)
     Additional paid-in capital                                             6,768,189          3,603,833
     Accumulated other comprehensive income                                    33,957              3,524
     Retained earnings                                                      6,702,584          3,109,248
                                                                         -------------      -------------
              Total stockholders' equity                                   13,192,692          6,161,956
                                                                         -------------      -------------
              Totals                                                     $ 19,847,753       $ 11,830,003
                                                                         =============      =============

See Notes to Consolidated Financial Statements.


                          OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME
                               YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                     2003               2002
                                                                 -------------      -------------
Revenues:
     Advertising                                                 $ 16,409,610       $ 10,969,086
     Subscriber fees                                               10,836,568          6,070,897
     Membership income                                              4,455,595          4,352,962
                                                                 -------------      -------------

              Total revenues                                       31,701,773         21,392,945
                                                                 -------------      -------------

Expenses:
     Satellite transmission fees                                    2,423,361          2,358,720
     Advertising and programming                                    4,884,085          3,854,117
     Provision for doubtful accounts                                  327,576            256,922
     Selling, general and administrative                           16,426,708         10,347,701
                                                                 -------------      -------------

              Total expenses                                       24,061,730         16,817,460
                                                                 -------------      -------------

Income from operations                                              7,640,043          4,575,485

Other income (expense):
     Gain on sale or issuance of common stock of subsidiary                 -             46,786
     Interest expense                                                 (42,099)           (77,423)
     Interest income                                                   54,535             76,608
                                                                 -------------      -------------

Income before provision for income taxes and minority interest      7,652,479          4,621,456

Provision for income taxes                                          3,162,000          1,882,161
                                                                 -------------      -------------

Income before minority interest                                     4,490,479          2,739,295

Minority interest in net income of consolidated subsidiary            897,143            444,266
                                                                 -------------      -------------

Net income                                                          3,593,336          2,295,029

Preferred stock dividends                                                   -            (90,038)
                                                                 -------------      -------------

Net income applicable to common stock                            $  3,593,336       $  2,204,991
                                                                 =============      =============

Earnings per common share:
     Basic                                                       $       0.65       $       0.42
                                                                 =============      =============
     Diluted                                                     $       0.48       $       0.38
                                                                 =============      =============

Weighted average number of common shares outstanding:
     Basic                                                          5,529,589          5,287,857
                                                                 =============      =============
     Diluted                                                        5,907,171          5,850,606
                                                                 =============      =============

See Notes to Consolidated Financial Statements.


                                          OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                              Common                              Accumulated
                          Convertible                          Stock                 Additional      Other
                        Preferred Stock    Common Stock    Subscriptions  Treasury     Paid-in   Comprehensive  Retained
                        Shares  Amount    Shares    Amount   Receivable     Stock      Capital       Income     Earnings     Total
                       -------- ------- --------- --------- ----------  -----------  ------------  ---------- ---------- -----------
Balance, January 1,
   2002                 58,725  $   59  5,281,523 $105,630  $(221,250)   $(289,532)  $ 3,516,125              $ 904,257  $4,015,289

Net income                                                                                                    2,295,029   2,295,029

Effect of change in
   fair value of
   available-for
   sale securities,
   net of deferred
   taxes of $2,200                                                                                  $  3,524                  3,524

                                                                                                                         -----------
Comprehensive income                                                                                                      2,298,553
                                                                                                                         -----------

Subsidiary investment
   in parent                                                              (110,449)                                        (110,449)

Cancellation of stock
   issued for services                     (3,000)     (60)                              (11,940)                           (12,000)

Common stock issued
   upon exercise of stock
   options for cash and
   notes receivable                        31,850      638    (65,800)                   100,763                             35,601

Preferred dividend                                                                                               (90,038)   (90,038)

Conversion of preferred
   stock to common
   stock               (58,725)    (59)    58,725    1,174                                (1,115)

Subscription paid
   through provision
   of services                                                 25,000                                                        25,000
                       -------- ------- --------- --------- ----------  -----------  ------------  ---------- ---------- -----------
Balance, December 31,
   2002                      -       -  5,369,098  107,382   (262,050)    (399,981)    3,603,833       3,524   3,109,248  6,161,956

Net income                                                                                                     3,593,336  3,593,336

Effect of change in
   fair value of
   available-for
   sale securities,
   net of deferred
   taxes of $20,000                                                                                   30,433                 30,433

                                                                                                                         -----------
Comprehensive income                                                                                                      3,623,769
                                                                                                                         -----------





                                          OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 2003 AND 2002

Subscriptions receivable paid
    through provision of
    services and in cash                                      232,250                                                       232,250

Tax benefit from exercise
    of non-qualified
    stock options and
    deferred compensation                                                              2,064,242                          2,064,242

Cancellation of shares                       (188)      (4)                                 (746)                              (750)

Common stock issued
   upon exercise of stock
   options for cash, provision
   of services and offset
   of notes payable                       383,866    7,677                               928,173                            935,850

Common stock issued to
   former Officer/
   director for payment
   of deferred
   compensation                           134,375    2,688                               172,687                            175,375

                       -------- ------- --------- --------- ----------  -----------  ------------  --------- ---------- -----------
Balance, December 31,
   2003                      -  $    -  5,887,151 $117,743  $ (29,800)  $ (399,981)  $ 6,768,189   $  33,957 $6,702,584 $13,192,692
                       ======== ======= ========= ========= ==========  ===========  ============  ========= ========== ===========

See Notes to Consolidated Financial  Statements.


                                    OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                 2003              2002
                                                                             ------------      ------------
Operating activities:
   Net income                                                                $ 3,593,336       $ 2,295,029
   Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                             880,175           649,632
       Provision for doubtful accounts                                           327,576           256,922
       Deferred tax provision (credit)                                            70,000          (187,361)
       Costs of services offset against subscription receivable                  251,257            32,000
       Gain on issuance of common stock of subsidiary                                  -           (40,329)
       Realized gain on sale of available-for-sale securities                    (12,900)                -
       Minority interest in net income of consolidated subsidiary                897,144           444,266
       Common stock of subsidiary issued for services                                  -             9,015
       Tax benefit from exercise of stock options and issuance of shares
          to pay deferred compensation                                         2,064,242                 -

   Cash supplied (used) by changes in operating assets and liabilities:
       Accounts receivable                                                    (1,651,295)       (1,149,135)
       Inventories                                                                18,742           (10,227)
       Other current assets                                                   (1,532,439)         (189,158)
       Deposits and other assets                                                 155,028          (154,669)
       Accounts payable and accrued expenses                                     873,502           415,407
       Deferred revenue                                                          323,527               560
       Deferred satellite rent obligations                                       (68,220)          (68,220)
                                                                             ------------      ------------
                Net cash provided by operating activities                      6,189,675         2,303,732
                                                                             ------------      ------------
Investing activities:
       Purchases of property, plant and equipment                             (1,924,323)       (1,100,092)
       Purchases of available-for-sale securities                               (442,661)          (73,935)
       Proceeds from sale of available-for-sale securities                        35,979                 -
       Proceeds from notes receivable                                             36,000                 -
                                                                             ------------      ------------
                Net cash used in investing activities                         (2,295,005)       (1,174,027)
                                                                             ------------      ------------
Financing activities:
       Net payments of stockholder loans                                         (14,606)          (57,788)
       Principal payments on notes payable and capital leases                   (182,229)         (233,720)
       Dividends paid on preferred stock                                               -           (90,038)
       Proceeds from exercise of stock options                                   268,371            35,601
       Purchases of treasury stock                                                     -          (110,449)
                                                                             ------------      ------------
                Net cash provided by (used in) financing activities               71,536          (456,394)
                                                                             ------------      ------------
Net increase in cash and cash equivalents                                      3,966,206           673,311
Cash and cash equivalents, beginning of year                                   3,247,740         2,574,429
                                                                             ------------      ------------
Cash and cash equivalents, end of year                                       $ 7,213,946       $ 3,247,740
                                                                             ============      ============
Supplemental disclosures of cash flow information:
       Interest paid                                                         $    42,099       $    34,900
                                                                             ============      ============
       Income taxes paid                                                     $ 2,083,000       $ 2,154,000
                                                                             ============      ============
Supplemental disclosures of noncash investing and financing activities:
       Common stock issued to former officer/director for payment of
          deferred compensation                                              $   175,375       $         -
                                                                             ============      ============
       Common stock issued upon exercise of stock options in exchange
          for notes receivable from ex-employees                             $         -       $    65,800
                                                                             ============      ============
       Effect of net increase in fair value of available-for-sale
          securities, net of deferred taxes                                  $    30,433       $     3,524
                                                                             ============      ============
       Receivable from exercise of stock options offset against loans
          from stockholders                                                  $   622,500       $         -
                                                                             ============      ============
       Note receivable from stockholder offset against accrued bonus         $    45,000       $         -
                                                                             ============      ============


See Notes to Consolidated Financial Statements.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

DESCRIPTION OF OPERATIONS

         Outdoor Channel Holdings, Inc. ("Outdoor Channel Holdings," or collectively with its subsidiaries, the "Company") was incorporated under the laws of the State of Alaska on October 22, 1984 under the name Global Outdoors, Inc. In 2003, the corporate name was changed to its present name.

         Our revenues include advertising fees from advertisements aired by The Outdoor Channel Inc. ("The Outdoor Channel") and from advertisements in "Gold Prospector" magazine; subscriber fees paid by cable and direct broadcast satellite, or DBS, operators that air on The Outdoor Channel; producer fees paid by outside producers to air their programs on The Outdoor Channel; membership fees from members in both LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospectors Association of America, ("GPAA") and other income including products and services related to gold prospecting, gold shows, trips and outings.

         Other business activities consist of the promotion and sale of an "Alaska trip", a gold mining expedition to the Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman's which entitle members to engage in gold prospecting on its Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon, and South Carolina properties. Outdoor Channel Holdings has signed an agreement with another organization for the mutual use of mining properties.

         Outdoor Channel Holdings also owns a majority interest (82.7% and 83.6% at December 31, 2003 and 2002, respectively) in The Outdoor Channel, Inc. ("The Outdoor Channel"), a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, motor sports, gold prospecting, and related life style programming. Assuming that all outstanding options to purchase common stock in The Outdoor Channel were exercised as of December 31, 2003 and 2002, the Company would have owned approximately 67.0% and 67.7%, respectively. The Outdoor Channel was incorporated under the laws of the State of Nevada in 1990 under the name Gold News Network, Inc. In 1996, the +incorporated name was changed to its present name.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Outdoor Channel Holdings, Lost Dutchman's, GPAA and The Outdoor Channel (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and reported amount of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

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

PROPERTY AND EQUIPMENT

         Depreciation and amortization of costs of property and equipment are provided using the straight-line method over the estimated useful lives of the assets which range from 5 to 15 years.

TRADEMARKS

         The Outdoor Channel has the exclusive right to the trademark bearing its name. The costs of acquiring the trademark are being amortized on a straight-line basis over an estimated useful life of 15 years.

ADVERTISING

         The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $4,884,085 and $3,854,117 in 2003 and 2002, respectively.

REVENUE RECOGNITION

         The Company generates revenues from sales of television and print advertising, from subscriber fees from cable and DBS system operators, from membership fees, and from sales of related products and services.

         Lost Dutchman's memberships are contractual arrangements that provide members with prospecting and mineral rights and the use of land and facilities for camping and recreational vehicle parking. Lost Dutchman's memberships sold by the Company generally have payment terms that provide for a down payment and monthly installments and are non-interest bearing and unsecured. Revenues are generally recognized on a straight- line basis over the estimated average life (7 years) of the LDMA-AU membership. The Company does not record any receivables arising under these contracts due to the uncertainty of collection. Accordingly, revenues recognized do not exceed the total of the cash payments received and cash received in excess of revenue earned is recorded as deferred revenue.

         The Company also sells one to four year and lifetime ("Gold Life") GPAA memberships. The majority of the memberships are for one year. Multi-year GPAA membership revenues are recognized on a straight-line basis over the life of a membership or an estimated life of 15 years for a lifetime membership. Merchandise sales for GPAA are recognized as sales when the product is shipped and collection of the receivable is probable. Merchandise sales for GPAA are included in the "Membership income" revenue category.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONCLUDED)

         Advertising revenues for The Outdoor Channel are recognized when the advertisement is aired. Advertising revenues from advertisements in the Company's bi-monthly magazine are recognized when the magazine is distributed. Subscriber fees for The Outdoor Channel are recognized in the period the programming is aired by the distributor. However, advertising revenues are not recognized until the collectibility of fees is reasonably assured.

         Revenues from the "Alaska trip" are recognized when trips are taken in June through August each year. Revenues from outings and gold shows are recognized at the time of the event.

INCOME TAXES

         The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax benefits arising from the exercise of stock options and the issuance of common shares to pay deferred compensation are recorded as additional paid-in-capital in the period the benefits are earned or realized.

IMPAIRMENT OF LONG-LIVED ASSETS

         The impairment of long-lived assets such as property and equipment and trademarks, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company did not record any charges for the impairment of long-lived assets in 2003 or 2002.

EARNINGS PER SHARE

         The Company has presented "basic" and "diluted" earnings per common share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company and The Outdoor Channel, its 82.7%-owned subsidiary, were issued during the period.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONCLUDED)

         The computation of diluted earnings per share takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise in 2003 and 2002 of all of the outstanding stock options of the Company and The Outdoor Channel, adjusted for the application of the treasury stock method, and the assumed payment in 2002 of deferred compensation that had been payable by the Company in common stock (see Note 8). The computation of diluted earnings per share for 2003 also takes into account the reduction in net income applicable to common stock attributable to the increase in the minority interest (from approximately 13% to 33%) in the net income of The Outdoor Channel that results from the assumed exercise of its outstanding stock options (the effect on net income applicable to common stock in 2002 of the assumed exercise of stock options was not material). The number of shares potentially issuable at December 31, 2003 and 2002 upon the exercise of stock options that were not included in the computation of net income per share because they were antidilutive totaled 290,000 and 30,000, respectively.


         The following table summarizes the calculation of the weighted average common shares outstanding for basic earnings per share to the weighted average common shares outstanding for diluted earnings per share in 2003 and 2002:

                                                                                     2003                 2002
                                                                                ---------------      --------------
Numerators:
   Net income applicable to common stock - basic                                  $  3,593,336        $  2,204,991
   Deduct increase in minority interest attributable to assumed exercise of
     dilutive stock options of The Outdoor Channel (see Note 8)                       (777,519)                  -
                                                                                ---------------      --------------
Net income applicable to common stock - dilutive                                  $  2,815,817        $  2,204,991
                                                                                ===============      ==============

Denominators:
   Weighted average common shares outstanding - basic                                5,529,589           5,287,857
   Dilutive effect of potentially issuable common shares for accrued deferred
     compensation                                                                            -             134,375
   Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the
     treasury stock method                                                             377,582             428,374
                                                                                ---------------      --------------
Diluted weighted average common shares outstanding                                   5,907,171           5,850,606
                                                                                ===============      ==============

TREASURY STOCK

         The Company has adopted the treasury stock method in accounting for the subsidiaries' investment in the Parent. This is in accordance with ARB No. 51 "Consolidated Financial Statements", which provides that in consolidation the cost of the investment in the parent's common stock is treated as a cost of treasury shares. The weighted average number of common shares outstanding has been adjusted to reflect The Outdoor Channel's minority shareholders' ownership percentage of treasury shares.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), provides for the use of fair value based method of accounting for employee stock compensation. However, Statement 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinions No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under Opinion
         25. By making that election, it is required by Statement 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

         The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined in 2003 and 2002 based on the fair value at the grant date for all awards by the Company (The Outdoor Channel did not grant options in 2003 and 2002) using the Black-Scholes option pricing model (see Note 8) consistent with the provisions of SFAS 123 are set forth below.

                                                    2003          2002
                                                 ----------    ----------
         Net income applicable to common stock:
              As reported                        $3,593,336    $2,204,991
              Stock-based employee compensation
                 expense assuming a fair value
                 based method had been used for
                 all awards                        (311,000)     (194,766)
                                                 -----------   -----------
              Pro forma                          $3,282,336    $2,010,225
                                                 ===========   ===========

         Basic earnings per share:
              As reported                        $     0.65    $     0.42
              Pro forma                          $     0.59    $     0.38

         Diluted earnings per common share:
              As reported                        $     0.48    $     0.38
              Pro forma                          $     0.42    $     0.34

         In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

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

INVESTMENTS

         Pursuant to Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company's investments in marketable equity securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from net income and reported, net of applicable income taxes, in other comprehensive income. Accumulated net unrealized holding gains and losses are included at the end of each year in accumulated other comprehensive income which is a separate component of stockholders' equity.

RECLASSIFICATIONS

         Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentations.

NOTE 3 - REVENUE TO BE EARNED UPON COLLECTION

         As of December 31, 2003, the approximate scheduled payments to be recognized as revenue, assuming such amounts are collected in future years from existing Lost Dutchman's sales contracts, are as follows:

                         Year Ending
                         December 31,                         Amount
                    ----------------------                ---------------

                      2004                                $    1,089,000
                      2005                                     1,069,000
                      2006                                       889,000
                      2007                                     1,084,000
                      2008                                     1,143,000
                      Thereafter                               1,598,000
                                                          ---------------
                            Total                         $    6,872,000
                                                          ===============

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2003 and 2002 consist of the following:

                                                        2003            2002
                                                    ------------    ------------
Membership mining properties:
     Land                                           $ 1,045,782     $   926,377
     Equipment                                           29,507          25,943
     Buildings and improvements                         848,731         557,934
                                                    ------------    ------------
                                                      1,924,020       1,510,254

Less accumulated depreciation                          (365,604)       (260,604)
                                                    ------------    ------------

         Subtotals                                    1,558,416       1,249,650
                                                    ------------    ------------
Alaska mining properties:
     Land                                             1,129,773       1,129,773
     Buildings and improvements                         537,771         519,804
     Furniture and fixtures                               2,237           1,184
     Vehicles and equipment                           1,363,082       1,286,583
                                                    ------------    ------------
                                                      3,032,863       2,937,344

Less accumulated depreciation                        (1,804,989)     (1,790,027)
                                                    ------------    ------------

         Subtotals                                    1,227,874       1,147,317
                                                    ------------    ------------
Outdoor Channel:
     Equipment                                        2,736,968       1,784,946
     Furniture and fixtures                             157,560         130,850
     Vehicles                                           212,421         112,056
     Leasehold improvements                             462,017         344,454
     Video library                                      211,500         133,500
                                                    ------------    ------------
                                                      3,780,466       2,505,806

Less accumulated depreciation and amortization       (1,748,167)     (1,197,294)
                                                    ------------    ------------

         Subtotals                                    2,032,299       1,308,512
                                                    ------------    ------------
Other equipment and leasehold improvements:
     Furniture and fixtures                              50,675          40,842
     Equipment                                          706,829         641,513
     Vehicles                                           264,408         201,533
     Leasehold improvements                              75,369          73,015
                                                    ------------    ------------
                                                      1,097,281         956,903

Less accumulated depreciation and amortization         (630,480)       (435,720)
                                                    ------------    ------------

         Subtotals                                      466,801         521,183
                                                    ------------    ------------

         Totals                                     $ 5,285,390     $ 4,226,662
                                                    ============    ============

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS, AND LINES OF CREDIT


NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

         Notes payable and capital lease obligations (including stockholder loans) at December 31, 2003 and 2002 consists of the following:
                                                                                       2003              2002
                                                                                  --------------    -------------
Note payable to a bank, collateralized by substantially all of the Company's assets, guaranteed by two major stockholders, with interest due monthly at the prime rate plus 1.00% (an effective rate of 5.00% and
      5.25% at December 31, 2003 and 2002, respectively), maturing March 2005     $     109,375     $    196,875
Note payable to a finance company, collateralized by a motor home, payable
      at $520 per month including interest at 9%, paid off during 2003                        -           42,237
Note payable to the major stockholder, collateralized by print equipment, payable at $5,000 per month including interest at 10%, paid off
      during 2003                                                                             -           14,606
Notes payable to the major stockholder, maturing in September 2004 and bearing interest at 8%, paid off during 2003 through offset against
      amount payable by noteholder for stock options (see note 8)                             -          577,950
Note payable to a finance company, collateralized by equipment, payable in monthly installments of $670 including interest at 7.9%, paid off
      during 2003                                                                             -            2,635
Note payable to a finance company, collateralized by a vehicle,  payable in monthly installments of $680 including interest at 8.9%, paid off
      during 2003                                                                             -           16,854
Note payable to a finance company, collateralized by a vehicle, payable in monthly installments of $656 including interest at 9.5%, paid off
      during 2003                                                                             -           10,965
                                                                                  --------------    -------------
Total notes payable                                                                     109,375          862,122
Capital lease obligations (see Note 6)                                                   82,885          129,898
                                                                                  --------------    -------------
Totals                                                                                  192,260          992,020
Less current portion                                                                    133,347          169,223
                                                                                  --------------    -------------
Notes payable and capital lease obligations                                       $      58,913     $    822,797
                                                                                  ==============    =============

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS, AND LINES OF CREDIT
         (CONCLUDED)

         The aggregate principal payments of long-term notes and capital lease obligations in years subsequent to December 31, 2003 are as follows:

                          Year Ending
                          December 31,                     Amount
                     ----------------------            --------------

                       2004                                $133,347
                       2005                                  47,777
                       2006                                  11,136
                                                       --------------
                             Total                         $192,260
                                                       ==============

         Interest expense on stockholder loans aggregated $19,817 and $47,137 in 2003 and 2002, respectively. All stockholder loans were paid off by June 2003.

BANK LINES OF CREDIT

         On January 30, 2001, the Company entered into two revolving line of credit agreements (the "revolvers") with the bank that holds the Company's note payable maturing in March 2005. The total amount which can be drawn upon under the lines of credit is $1,650,000, including up to $140,000 which may drawn as a guaranty for standby letters of credit. The revolvers have interest rates of 0.5% and 1%, respectively, above the bank's reference rate, expire on March 1, 2005 and are collateralized by substantially all of the Company's assets. The Company was in full compliance with the loan covenants under the revolvers at December 31, 2003. As of December 31, 2003, the Company had no outstanding borrowings under its revolving lines of credit.

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

         The Company leases its office space from Musk Ox Properties, LP, which is owned by the major stockholders of the Company. The lease required annual rental payments of $242,396 and $237,056 during 2003 and 2002, respectively. The lease expires on December 31, 2005.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS (CONCLUDED)

OPERATING LEASES (CONCLUDED)

         Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2003 are as follows:

                          Year Ending
                          December 31,                        Amount
                     ----------------------               ---------------

                       2004                                 $  2,084,000
                       2005                                    1,811,000
                       2006                                    1,560,000
                       2007                                    1,560,000
                       2008                                    1,560,000
                       Thereafter                              3,150,000
                                                          ---------------
                             Total                          $ 11,725,000
                                                          ===============

CAPITAL LEASES

         The Company leases certain equipment under capital leases which expire on various dates through 2006. At December 31, 2003, the Company's future minimum lease payments are as follows:

                            Year Ending
                           December 31,                         Amount
         --------------------------------------------       --------------

         2004                                                  $   52,074
         2005                                                      28,312
         2006                                                      11,396
                                                            --------------
         Total                                                     91,782

         Less amount representing interest at rates
         ranging from 9.5% to 15%                                  (8,897)
                                                            --------------
         Present value of minimum lease payments                   82,885

         Less current portion                                      45,847
                                                            --------------

         Long-term portion                                     $   37,038
                                                            ==============

         The current and long-term portions of capital lease obligations are included in notes payable and capital lease obligations in the accompanying consolidated balance sheets (see Note 5).

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

         The components of the provision for income taxes for the years ended December 31, 2003 and 2002 were as follows:

                                          2003              2002
                                      ------------      ------------
         Current:
              Federal                 $ 2,410,000       $ 1,616,224
              State                       682,000           453,204
                                      ------------      ------------
                  Total current         3,092,000         2,069,428
                                      ------------      ------------
         Deferred:
              Federal                      58,000          (154,812)
              State                        12,000           (32,455)
                                      ------------      ------------
                  Total deferred           70,000          (187,267)
                                      ------------      ------------

                  Totals              $ 3,162,000       $ 1,882,161
                                      ============      ============

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 were related to the following:

                                                      2003              2002
                                                  ------------      ------------
Deferred tax assets:
     Deferred compensation                        $         -       $   172,594
     Deferred revenues                                598,000           561,255
     Deferred rent                                    163,000           191,940
     Current state taxes                              247,000           155,109
     Provision for doubtful accounts                  100,000            66,178
     Interest on stockholder loans                          -            61,133
     Other accrued liabilities                         94,000                 -
     Other                                              7,000            30,349
                                                  ------------      ------------
                                                    1,209,000         1,238,558
                                                  ------------      ------------
Deferred tax liabilities:
     Deferred state taxes                             (69,000)          (73,310)
     Fixed assets                                    (157,000)          (46,111)
     Cash basis of accounting for income taxes              -           (66,600)
     Other                                            (22,000)                -
                                                  ------------      ------------

                                                     (248,000)         (186,021)
                                                  ------------      ------------

Deferred tax assets, net                          $   961,000       $ 1,052,537
                                                  ============      ============

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (CONCLUDED)

         The provision for income taxes reflected in the accompanying consolidated statements of income are different than those computed based on the applicable statutory Federal income tax rate of 34% in 2003 and 2002 as shown below:

                                                                  2003              2002
                                                               ------------      ------------
Federal income tax provision at statutory income tax rate      $ 2,581,000       $ 1,587,971

State taxes, net of Federal benefit                                458,000           277,694

Non-deductible expense                                              63,000            35,680
Other                                                               60,000           (19,184)
                                                               ------------      ------------

Provision for income taxes                                     $ 3,162,000       $ 1,882,161
                                                               ============      ============

NOTE 8 - EQUITY TRANSACTION

PREFERRED STOCK

         There were 58,725 shares of the Company's common stock at December 31, 2001 reserved for issuance on the conversion of the 58,725 shares of convertible preferred stock, then outstanding. During 2002, all of the preferred shares were converted to common stock.

         During 2002, the Company declared dividends on preferred stock for the years 2001, 2000 and 1999. The total amount of dividends paid during 2002 amounted to $90,038.

         As of December 31, 2003 and 2002, the Company was authorized to issue up to 25,000,000 and 10,000,000 shares of preferred stock, $0.001 par value per share in one or more series with designations, rights and preferences as determined by the Company's Board of Directors, respectively.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EQUITY TRANSACTION (CONTINUED)

CHANGES IN COMMON STOCK SUBSCRIPTIONS RECEIVABLE BY THE COMPANY

         On June 22, 1993, certain stockholders and other individuals exercised stock options for the purchase of a total of 104,069 shares of common stock. In connection therewith, these individuals issued promissory notes, due June 30, 1999, to the Company whereby they are obligated to pay a total of $221,250, plus interest at 4% per annum. During 2002, one of the subscribers provided the Company with consulting services with a fair value of $32,000 and the Company offset its payable for the services against subscriptions receivable of $25,000 and accrued interest receivable of $7,000. As of December 31, 2002, the due date for these notes, which had been extended several times, was June 30, 2003.

         During 2002, the Company issued 31,850 shares of its common stock upon exercise of stock options by ex-employees and others and received $35,601 of cash payments for 11,400 shares and $65,800 of notes receivable for 20,450 shares. The notes receivable bear interest at 5% per annum, were collateralized by 10,225 shares of the Company's common stock and are due in May 2004. These notes receivable were also included in common stock subscriptions receivable as of December 31, 2002.

         During 2003, the Company paid bonuses to certain stockholders who are also employees totaling $251,257 by canceling subscriptions receivable for common stock of $196,250 and accrued interest on the receivables of $55,007. Subscriptions receivable were also reduced by cash payments of $36,000 in 2003 and as result the balance of subscriptions receivable was reduced to $29,800 which is due in May 2004.

ISSUANCES OF COMMON STOCK BY THE COMPANY

         During 2003, the Company issued 134,375 shares of common stock valued at $175,375 to a former Officer/Director for the payment of deferred compensation (see Note 9).

         During 2003, the Company (i) received cash proceeds of $268,371 from the exercise of options for the purchase of 98,866 shares of common stock; (ii) offset the $622,500 due from the exercise of options for the purchase of 265,000 shares at $2.25 per share against the balance of all stockholder loans payable by the Company to the holder of the options (see Note 6); and (iii) offset the $45,000 due from the exercise of options for the purchase of 20,000 shares of common stock at $2.25 against the balance of a bonus payable to the employee.

THE COMPANY'S STOCK OPTION PLANS

         The Company had three stock option plans: Stock Option Plan 1 ("Plan 1"), Stock Option Plan 2 ("Plan 2") and the 1995 Stock Option Plan (the "1995 Plan"). During 2003, all holders of options under Plan 1 and Plan 2 exercised all of the outstanding options under those two plans. No more options may be granted under either of those two plans. The Company also may grant stock options that are not covered under any of the stock option plans. A summary of the status of options granted under the three stock option plans and outside of those plans as of December 31, 2003 and 2002 and changes in options outstanding during the years then ended is presented in the table that follows:

                                                      2003                                       2002
                                      --------------------------------------     -------------------------------------
                                                               Weighted                                  Weighted
                                                               Average                                    Average
                                                               Exercise                                  Exercise
                                           Shares               Price                Shares                Price
                                      -----------------    -----------------     ----------------     ----------------
Outstanding at beginning of year              700,200            $ 3.57                 697,450            $3.12
Options granted                               345,000             26.95                  50,000             9.32
Options exercised                            (383,866)             2.44                 (31,850)            3.28
Options canceled or expired                    (2,200)             4.36                 (15,400)            4.53
                                      -----------------                          ----------------
Options outstanding at end of year            659,134            $16.42                 700,200            $3.57
                                      =================                          ================

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EQUITY TRANSACTION (CONTINUED)

THE COMPANY'S STOCK OPTION PLANS (CONCLUDED)

                                                                        2003                          2002
                                                              --------------------------    --------------------------

    Option price range at end of year                              $3.00 - $31.25                 $2.25 - $10.00

    Options available for grant at end of year                          150                           167,650

    Weighted-average fair value of 345,000 and
         50,000 options granted during 2003 and
         2002, respectively, with an exercise
         price equal to the market price at the
         date of grant                                                $17.23                           $5.89


         The following table summarizes information about stock options outstanding at December 31, 2003, all of which are at fixed prices:

                                                           Options                                   Options
                                                         Outstanding                               Exercisable
                                             -------------------------------------     -------------------------------------
                                                Weighted
                                                 Average             Weighted                                  Weighted
     Range of                                   Remaining             Average                                   Average
     Exercise               Number             Contractual           Exercise              Number              Exercise
      Prices              Outstanding             Life                 Price             Exercisable             Price
-------------------     ----------------     ----------------     ----------------     ----------------     ----------------
  $ 3.00 - $ 3.25            148,134            0.2 years             $ 3.03                148,134             $ 3.03

  $ 3.50 - $ 4.00             73,000            0.9 years             $ 3.73                 65,500             $ 3.69

  $ 8.00 - $10.00             93,000            3.0 years             $ 8.65                 58,000             $ 8.52

  $ 9.00 - $15.35             55,000            4.5 years             $14.07                 15,100             $13.92

  $29.00 - $31.25            290,000            4.9 years             $29.39                      -                  -
                        ----------------                                               ----------------

                             659,134                                  $16.42                286,734             $ 4.87
                        ================                                               ================

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EQUITY TRANSACTION (CONTINUED)

CHANGES IN OUTSTANDING OUTDOOR CHANNEL COMMON SHARES AND SHARES OWNED BY THE COMPANY

         The changes in the number of outstanding common shares of the Outdoor Channel and the changes in the number of shares and the percentage owned by the Company during 2003 and 2002 are summarized below:


                                                        Outdoor Channel
                                                             Common                  Owned by the Company
                                                             Shares          --------------------------------------
                                                          Outstanding             Shares              Percent
                                                        -----------------    -----------------    -----------------
       Balance December 31, 2001                             10,524,018            8,817,916            83.8%
                                                                                                  =================

       Effects of shares issued by
          The Outdoor Channel                                    18,492                    -
                                                        -----------------    -----------------

       Balance December 31, 2002                             10,542,510            8,817,916            83.6%
                                                                                                  =================

       Effects of shares issued by
          The Outdoor Channel                                   125,726                    -
                                                        -----------------    -----------------

       Balance December 31, 2003                             10,668,236            8,817,916            82.7%
                                                        =================    =================    =================

         During 2002, The Outdoor Channel issued 18,492 shares at prices ranging from $1.50 to $5.00 per share to board members and employees for services performed and the exercise of stock options. The Company recorded gains from issuance of the shares of $46,786 in 2002. It also recorded an increase in minority interests as a result of such issuances of $6,457. During 2003, The Outdoor Channel issued 125,726 shares to a former director upon his election to take payment of deferred compensation in the form of stock of the Company and The Outdoor Channel (see Note 9). The Company did not record a gain or loss during 2003 because the price of the stock issued approximated the carrying value of the Company's investment in the subsidiary. This issuance in 2003 caused an increase in minority interest of $142,375.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

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

         A summary of the status of The Outdoor Channel's stock option plan at December 31, 2003 and 2002 and changes during the years then ended is presented in the table below:

                                                          2003                         2002
                                             ---------------------------  -----------------------------
                                                              Weighted                       Weighted
                                                Shares        Average        Shares          Average
                                               or Price       Exercise      or Price         Exercise
                                               Per Share       Price        Per Share         Price
                                             -------------  ------------  -------------    ------------
Options outstanding at beginning of year       2,492,000       $   1.59    2,505,000       $   1.60

Options granted

Options exercised                                                             (3,500)          1.50

Options cancelled                                 (5,000)          1.50       (9,500)          1.50
                                               ----------                  ----------

Options outstanding at end year                2,487,000       $   1.60    2,492,000       $   1.59
                                               ==========                  ==========

Option price range at end of year             $1.50-$5.00                 $1.50-$5.00

Options available for grant at end of year       505,040                     500,040


                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EQUITY TRANSACTION (CONTINUED)

THE OUTDOOR CHANNEL'S STOCK OPTION PLAN (CONCLUDED)

         The following table summarizes information about The Outdoor Channel's stock options outstanding at December 31, 2003, all of which are at fixed prices:

                                                Weighted Average
                                                   Remaining
                                                Contractual Life                  Number
    Exercise              Number                   of Options                   of Options
     Price              Outstanding               Outstanding                  Exercisable
-----------------     ----------------    -----------------------------     -------------------
     $1.50               2,268,000                 3.9 years                      2,268,000

     $2.50                 211,000                 2.5 years                        211,000

     $5.00                   8,000                 2.3 years                          8,000
                      ----------------                                      -------------------

                         2,487,000                                                2,487,000
                      ================                                      ===================

ADDITIONAL REQUIRED PRO FORMA DISCLOSURES RELATED TO EMPLOYEE STOCK OPTIONS

         Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for its stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost was recognized in the accompanying 2003 and 2002 consolidated financial statements for the stock options granted by either the Company or to its employees. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined in 2003 and 2002 based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123 are set forth below:

                                                    2003          2002
                                                 ----------    ----------
         Net income:
              As reported                        $3,593,336    $2,204,991
              Stock-based employee compensation
                 expense assuming a fair value
                 based method had been used for
                 all awards                        (311,000)     (194,766)
                                                 -----------   -----------
              Pro forma                          $3,282,336    $2,010,225
                                                 ===========   ===========

         Basic earnings per share:
              As reported                        $     0.65    $     0.42
              Pro forma                          $     0.59    $     0.38

         Diluted earnings per common share:
              As reported                        $     0.48    $     0.38
              Pro forma                          $     0.42    $     0.34

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EQUITY TRANSACTION (CONCLUDED)

ADDITIONAL REQUIRED PRO FORMA DISCLOSURES RELATED TO EMPLOYEE STOCK OPTIONS (CONCLUDED)

         The fair value of each option granted by the Company in 2003 and 2002 was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                                  2003                2002
                                            ----------------    ----------------

Risk-free interest rate                        2.3% - 3.3%            4.65%
Dividend yield                                      0%                  0%
Expected life of the option (years)                 5                   5
Volatility factor                                  77%                 83%

NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company had an agreement with a director, who was also one of its officers, pursuant to which a portion of the officer's compensation, prior to 2002, had been paid in cash and the remainder was deferred. The deferred portion was payable by the Company in cash or shares of the common stock of the Company and/or The Outdoor Channel at a future date, at the election of the director. If payments were in the form of shares, such payments were to be based on the market value of the shares at the time the services were rendered. During 2003, the director/officer left the Company at which time he elected to receive shares as compensation. Deferred compensation under the agreement totaled $317,750. The Company and The Outdoor Channel issued 134,375 and 125,726 shares, respectively, to satisfy their obligations to the director (see Note 8). Additionally, the Company incurred $625,000 in severance costs, including related legal fees, in connection with his resignation.

         The Company and The Outdoor Channel are leasing their administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal shareholders of the Company. The lease agreements currently require monthly rent payments of $7,500 and $12,794, respectively. These lease agreements expire December 31, 2005. Rent expense for the Company totaled approximately $89,000 and $88,000 for the years ended December 31, 2003 and 2002, respectively. Rent expense for The Outdoor Channel totaled approximately $153,000 and $149,000 for the years ended December 31, 2003 and 2002, respectively.

NOTE 10 -  SEGMENT INFORMATION

         Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), the Company reports segment information in the same format as reviewed by the Company's Chief Operating Decision Maker (the "CODM"). The Company now segregates its business activities into The Outdoor Channel, Membership Division and Corporate.

         The Outdoor Channel is a separate business activity whereby the subsidiary broadcasts television programming on "The Outdoor Channel" 24 hours a day, seven days a week. The Outdoor Channel earns advertising and subscription revenues.

         Lost Dutchman's and GPAA membership sales and related activities are reported in the Membership Division as they deal with prospecting and rights to use land and facilities for camping and recreational vehicle parking. The Membership Division also includes the activity of the Company whereby members participate in group prospecting at a Company site and attend the annual Alaska trip.

         Prior to September 30, 2003, the Company had reported segment information for the operations associated with its Trips and Outings Division (the "Trips and Outings Segment"). The sales, operating income and assets of the Trips and Outings Segment no longer meet the thresholds that require separate disclosure and the CODM no longer separately reviews such information. Accordingly, the Company discontinued reporting separate Trips and Outings Segment information in the third quarter of 2003. In addition, the Trips and Outing Segment's comparative information for the year ended December 31, 2002 has been reclassified to conform with the 2003 presentation.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION (CONCLUDED)

         Information with respect to these reportable business segments for the years ended December 31, 2003 and 2002 are as follows:

                                                                                              Additions to
                                           Income (Loss)                     Depreciation      Property,
                                              Before           Total             And           Plant and
                            Revenues       Income Taxes        Assets        Amortization     Improvements
                          ------------     ------------     ------------     ------------     ------------
2003
----
The Outdoor Channel       $26,848,435      $ 9,314,893      $13,854,690      $   558,313      $ 1,274,660
Membership Division         4,853,338         (619,666)       5,993,063          321,862          649,663
Corporate                           -       (1,042,748)               -                -                -
                          ------------     ------------     ------------     ------------     ------------

         Totals           $31,701,773      $ 7,652,479      $19,847,753      $   880,175      $ 1,924,323
                          ============     ============     ============     ============     ============

2002
----
The Outdoor Channel       $16,680,027      $ 4,457,334      $ 7,476,458      $   341,032      $   930,966
Membership Division         4,712,918          164,122        4,353,545          308,600          169,126
                          ------------     ------------     ------------     ------------     ------------

         Totals           $21,392,945      $ 4,621,456      $11,830,003      $   649,632      $ 1,100,092
                          ============     ============     ============     ============     ============


         Intersegment sales amounted to $472,828 and $384,800 for the years ended December 31, 2003 and 2002, respectively.

         The Company captured corporate overhead, commencing in the fourth quarter of 2003 that is applicable to both segments, but not directly related to operations in a separate business segment, Corporate. The expenses allocated to this business segment consisted primarily of: professional fees including public relations, accounting and legal fees; severance associated with the resignation of an officer/director in November 2003; and the cost of bonuses paid through an offset against stock subscriptions receivable.

         The Company did not restate the segment information for periods prior to the fourth quarter of 2003 to comply with the new presentation because it would be impractical to do so. For 2003, under the old method of reporting segment information, the Membership Division would have shown a loss before income taxes of $1,662,414 and all other categories would have remained the same.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's material financial instruments consist of its cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable, notes payable, capital lease obligations and related party receivables and payables. The carrying amounts of the Company's financial instruments generally approximated their fair values at December 31, 2003 and 2002. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONTINGENCIES

         The Company is, from time to time, involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on the Company's financial position or results of operations.

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company reduces credit risk by placing its temporary cash investments with major financial institutions with high credit ratings. At December 31, 2003, the Company had cash and cash equivalents balances of approximately $7,213,946 with major financial institutions in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

         The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers. The Company maintains an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses.

         During 2003, the Company entered into a contract to sponsor a driver in seventeen professional car races to be held during 2003 and 2004. As amended, the contract calls for a total sponsorship price of $1,000,000 for the seventeen races of which the Company had paid $250,000 during 2003. The remainder of the amount due is contingent on whether the Company's sponsored driver qualifies for the upcoming races during 2004.

NOTE 13 - 401(K) SAVINGS PLAN

         The Company has adopted a 401(k) Plan (the "401(k) Plan"). The Company is required to make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee. During 2003 and 2002, the Company incurred a total charge of approximately $72,500 and $46,600 for employer matching contributions, respectively.

                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

ITEM 8A. Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

         During the fiscal quarter ended December 31, 2003, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; CODE OF ETHICS

         The directors, executive officers and key employees of the Company are as follows:

                    Name                   Age                           Position
          -----------------------       ------------     --------------------------------------------
          Perry T. Massie                   41           Chief Executive Officer, President,
                                                         Chairman of the Board, Co-President and
                                                         Chairman of the Board of The Outdoor
                                                         Channel

          Thomas H. Massie                  39           Executive Vice President, Secretary and
                                                         Vice Chairman of the Board

          David C. Merritt                  49           Director

          Thomas B. Stanley                 51           Director

          William A. Owen                   45           Chief Financial Officer

          Andrew J. Dale                    49           Chief Executive Officer and Co-President of
                                                         The Outdoor Channel

          Jacob J. Hartwick                 50           Executive Vice President of The Outdoor Channel

          Wade E. Sherman                   31           Senior Vice President - Programming of The
                                                         Outdoor Channel

          Mark C. Corcoran                  41           Chief Accounting Officer, Controller

          Amy L. Hendrickson                33           Senior Vice President of Affiliate
                                                         Sales and Marketing of The Outdoor
                                                         Channel

          Gregory M. Harrigan               41           Vice President of Advertising Sales

          Richard K. Dickson II             58           Former Chief Operating Officer, Chief Financial
                                                         Officer, General Counsel, and Director (resigned
                                                         all positions effective November 2003)

         The term of each director will expire at the 2003 annual meeting of stockholders and when a successor is elected and qualified or upon his earlier death, resignation or removal. Officers serve at the discretion of the Board of Directors.

         PERRY T. MASSIE has served as Chief Executive Officer of the Company since 1986, and has served as President and Chairman of the Board since 1994. From 1986 until 1996, Mr. Massie served as Chief Financial Officer of the Company. He has been the Managing Editor of the "Gold Prospector" magazine since 1988. Mr. Massie has served as Co-President of The Outdoor Channel since 1998 and Chairman of the Board since 1994. Mr. Massie is the host of the "Prospecting America" show. Mr. Massie earned a Bachelor of Science degree in Mining Engineering from the University of Alaska, Fairbanks. Perry T. Massie is the brother of Thomas H. Massie.

         THOMAS H. MASSIE has served as Secretary and a director of the Company since 1984. He has served as Executive Vice President of the Company and the President of Gold Prospectors' Association of America, Inc. since 1994 and Vice Chairman since 1999. Mr. Massie is also the host of the "Gold Fever" show. He attended the University of Alaska, Fairbanks, studying business administration. Thomas H. Massie is the brother of Perry T. Massie.

         DAVID C. MERRITT has been a director of the Company since December 2003. He is the Company's designated Financial Expert and Audit Committee Chairman. He is also a director of Charter Communications, Inc. Mr. Merritt is a Managing Director at Salem Partners LLC, an investment banking firm. Mr. Merritt was previously a Managing Director in the Entertainment Media Advisory Group at Gerard Klauer Mattison & Co., Inc., a company that provides financial advisory services to the entertainment media industries from January 2001 through April 2003. He has also served as a director of Laser-Pacific Media Corporation from January 2001 to October 2003. He served as Chief Financial Officer of CKE Associates, Ltd., a privately held company with interests in talent management, film production, television production, music and new media from 1999 to 2000. Before joining CKE Associates in 1999, Mr. Merritt was an audit and consulting partner of KPMG LLP for 14 years. During that time, he served as national partner in charge of the media and entertainment practice. Mr. Merritt joined KPMG LLP in 1975 and served in a variety of capacities during his years with the firm. Mr. Merritt holds a B.S. degree in business and accounting from California State University - Northridge.

         THOMAS BAHNSON STANLEY has served on the Company's board of directors since January 2004. He also serves on the Company's Audit Committee. From 1991 to 2003, Mr. Stanley served in various positions for Landmark Communications, Inc. most recently Executive Vice President - Strategy and Development - The Weather Channel Companies(R). While with Landmark, he was responsible for strategy, new business development, operations of various properties of the company such as The Travel Channel and The Weather Channel. From 1985 to 1991, Mr. Stanley held the position of Vice President - Investment Banking with Scott & Stringfellow (now a division of BB&T Corporation) conducting public offerings, private placements, mergers, acquisitions and financial advisory activities. From 1980 to 1985, Mr. Stanley held positions with Landmark Communications, Inc. including New Venture Analyst, Director of Cable Sales and Marketing and lastly Director of Business Development, Cable and Broadcast. In the last position he developed strategy and tactics to convert The Weather Channel from a free service to subscriber fee based service. From 1978 to 1980, Mr. Stanley worked for Worrell Newspapers and Broadcasting, Inc. as Publisher and Editor - Sanford ME Star and President and Publisher - Princeton WV Times. Mr Stanley earned his MBA from the University of Virginia and his BA degree from Duke University.

         WILLIAM A. OWEN has served as Chief Financial Officer since November 2003. From 1998 to 2003, he served as Chief Financial Officer of Cruttenden Partners, LLC an investment firm. During that tenure, Cruttenden Partners, LLC started, developed and sold E*OFFERING Corp., an on-line investment banking firm. Mr. Owen served as Chief Financial Officer and Chief Administrative Officer for E*OFFERING during 1999. From 1991 to 1998, Mr. Owen served as Vice President, Corporate Finance for Cruttenden Roth Incorporated, an investment banking firm conducting public and private equity and debt offerings and managing mergers and acquisitions as well as business valuations and fairness opinions. From 1990 to 1991, he was a Managing Director for Tuerk & Associates, an investment banking firm. From 1985 to 1989 Mr. Owen was a Vice President for The Geneva Companies, a firm specializing in conducting mergers and acquisitions and business valuations. From 1982 to 1985, Mr. Owen was an Auditor for Price Waterhouse, a public accounting firm and earned his CPA certificate. He earned his Masters in Business Administration at the University of California - Irvine and his Bachelor of Arts Degree in Business and Administration from Fort Lewis College.

         ANDREW J. DALE has served as Chief Executive Officer and Co-President of The Outdoor Channel since 1998. He was Chief Operating Officer of The Outdoor Channel from 1997 to 1998. From 1994 to 1997 he was Senior Vice President Operations of The Outdoor Channel. From 1990 to 1993, he was a video and television consultant to both Outdoor Channel Holdings, Inc. and The Outdoor Channel. Mr. Dale began his television career in 1982 at the pioneering cable news Channel Financial News Network ("FNN"). From the mid to late 1980's he held various management positions in the post production industry in Los Angeles. He is currently a member of the Cable Television Association for Marketing ("CTAM"), the Society of Motion Picture and Televison Engineers ("SMPTE"), and serves on the Satellite Network Committee for the National Cable Telecommunications Association ("NCTA"). In 2001 and 2002 he was listed as one of the top 100 most influential people in the cable industry by CableFax Magazine. Mr. Dale was born and educated in the United Kingdom.

         JACOB J. HARTWICK has served as Executive Vice President of The Outdoor Channel since 1997. From 1994 through 1999, he was Vice President of Sales and Promotions of the Company. From 1994 to 1997, Mr. Hartwick was Vice President Sales and Promotions of The Outdoor Channel. From 1991 to 1994, he served as a Vice President of the Company. From 1986 through 1991, Mr. Hartwick served in various sales, marketing and administrative positions with Outdoor Channel Holdings and its subsidiaries.

         WADE E. SHERMAN has been Senior Vice President - Programming of The Outdoor Channel since 2003. From 1997 through 2002, he was Vice President of Business Development of The Outdoor Channel. In 1996, he was hired by The Outdoor Channel as an Advertising Sales Representative and was promoted to Director of Advertising Sales in 1996. From 1995 to 1996, Mr. Sherman was an Advertising Sales Representative for Comcast Cablevision. From 1994 to 1995, he worked at radio station KMNY, as a news anchor and an advertising sales representative. From 1993 to April 1994, he worked part-time at radio station KMNY. He earned a B.S. Degree in Television/Film from California State University at Fullerton.

         MARK C. CORCORAN has served as the Chief Accounting Officer and Controller of the Company since 2003. From 2001 through 2003, he was Controller of the Company. From 1999 to 2001, he served as Assistant Controller at McBride Electric, Inc, a nation-wide electrical service company with about 800 employees and 14 offices. From 1998 to 1999, Mr. Corcoran served as Controller for International Art Publishers, an art publisher for various artists. From 1996 to 1998, he served as Controller for GilFranco Cigar Company, a cigar wholesaler. He has over 17 years of accounting experience, mostly as Controller, in several types of industries: boat sales and service, cigar wholesaler, international art dealer, software designer, electronics manufacturer, insurance agency, RV sales and service, and manufactured home dealer. Mr. Corcoran is an active member of Broadcast Cable Financial Management Association and Cable Television Administration and Marketing Association. Mr. Corcoran is a member of the Boy Scouts of America, the Knights of Columbus, the National Rifle Association, and is actively involved in community service. He earned a B.S. degree in Business Administration with an emphasis in Accounting from California State University at Long Beach.

         AMY L. HENDRICKSON has been Senior Vice President Affiliate Sales and Marketing of The Outdoor Channel since 2003. From 1999 through 2002, she was Vice President Affiliate Sales and Marketing of The Outdoor Channel. From 1998 to 1999, she served as Director of Affiliate Sales and Marketing for the Channel. From 1997 to 1998, Ms. Hendrickson worked in the national sales department of a broadcast station owned by Cox Communications. From 1994 to 1997, she was a Traffic Manager for a pair of broadcast stations owned by Clear Channel Communications. Ms. Hendrickson is an active member of the Cable Television Administration and Marketing Society and Women in Cable and Telecommunications. She attended Eastern Michigan University where she studied Political Science and Communications.

         GREGORY M. HARRIGAN has served as Vice President of Advertising Sales since April 2003. The Outdoor Channel hired Mr. Harrigan in May 2002 as Director of Advertising Sales. Mr. Harrigan worked for Comcast from 1994 to 2001 in the Advertising Sales division, as Advertising Sales Manager for the Orange County market from 1999-2001, as Senior Account Executive from 1997-1998, and as Account Executive from 1994 -1996. Mr. Harrigan is a graduate of the Comcast Corporate Leadership Training program. Mr. Harrigan has a Bachelors degree in English Literature from the University of California at Berkeley.

         RICHARD K. DICKSON II had served as Chief Operating Officer since 1999. Mr. Dickson had served as Chief Financial Officer since 2000 and as General Counsel and a director of the Company since 1994. Mr. Dickson resigned all positions with the Company effective November 2003. From 1994 to 1999, he was Senior Vice President of the Company. From 1984 until 1994, Mr. Dickson served as the Company's corporate counsel and was a practicing attorney, specializing in corporate and securities law, with his own firm from 1979 to 1997. Mr. Dickson served as an attorney with the California Department of Corporations from 1976 to 1979. He earned a Bachelor of Science degree in Business Administration from the University of California at Berkeley, a Masters in Business Administration from the University of Southern California and a law degree from the University of the Pacific.

BOARD OF DIRECTORS

         The Board of Directors of the Company took action by unanimous written consent or held meetings eleven (11) times during the fiscal year ended December 31, 2003. Each incumbent Director attended all of the meetings of the Board and all of meetings held by all committees of the Board on which he served.

         Mr. David C. Merritt was appointed to the Board of Directors on December 19, 2003. He was also appointed the Audit Committee Chairman and was designated as the Company's Financial Expert. In 2004, Thomas Bahnson Stanley was appointed to the Board of Directors and to the Audit Committee. Both Mr. Stanley and Mr. Merritt were appointed to a Special Committee to the Board to review strategic alternatives and possible restructuring of our corporate structure. The Company does not have any other standing committees. There are presently four members of the Board of Directors who are Perry T. Massie, Thomas
H. Massie, David C. Merritt and Thomas Bahnson Stanley. Mr. Richard K. Dickson II served on the Board until November 2003. The Company's Articles of Incorporation, as amended, authorize the Board of Directors to be increased to a maximum of nine directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Except as follows, and based solely upon its review of the copies of reports furnished to the Company, or representations that no annual Form 5 reports were required, the Company believes that all filing requirements under
Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 2003, were satisfied. In connection with various transfers related to the estate planning for the Massie family, the Company is aware that Perry Massie, his wife Sandra Lynn Massie, Thomas Massie, Wilma Massie and their related entities had three late filings of Form 3 and four late filings of Form 4.

CODE OF CONDUCT AND ETHICS

         The board of directors has adopted a code of conduct and ethics that applies not only to the Company's CEO and senior financial officers, as required by the SEC, but also all of its employees. The current version of such code of conduct and ethics can be obtained by requesting a copy in writing from the Company. Please send all such requests to:

         Outdoor Channel Holdings, Inc.
         Attn:  William A. Owen, CFO
         43445 Business Park Drive, Suite 113
         Temecula, CA  92590

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation received for the fiscal years ended December 31, 2003, 2002 and 2001 by the Company's Chief Executive Officer, and the other executive officers and senior officers of The Outdoor Channel (collectively, the "Named Executive Officers") for fiscal years 2003, 2002 and 2001.


                                                    SUMMARY COMPENSATION TABLE
                                                    --------------------------

                                              Annual Compensation                             Long Term Compensation
                                     ---------------------------------------    ----------------------------------------------------
                                                                                              Securities
                                                                    Other                       Under-                       All
                                                                   Annual       Restricted      Lying                      Other
  Name and Principal                                               Compen-        Stock        Options/        LTIP        Compen-
       Position            Year      Salary($)     Bonus($)        sation($)      Awards        /SARS ($)     Payouts      sation($)
-----------------------    ------    ----------    ----------     ----------    ----------    -----------     --------     ---------
Perry T. Massie, CEO       2003        164,448        70,382             -              -        1,142,250            -     48,011
                           2002        138,680        44,675                        1,350                -            -          -
                           2001        137,000        39,539        16,231              -                -            -          -

Thomas H. Massie,          2003        146,058        66,240             -              -        1,142,250            -     48,011
Executive VP               2002        137,000        35,570             -          1,350                -            -          -
                           2001        137,000        39,539        16,231

William A. Owen, CFO*      2003        28,846         21,000

Mark C. Corcoran, CAO      2003        82,770         19,290
and Controller             2002        73,462         10,490
                           2001        41,192          2,145

Richard K. Dickson         2003        144,077        31,000             -              -          362,500            -     43,210
II, Former COO and CFO     2002        138,959        19,305                        1,350                -            -          -
                           2001        120,000        28,095        14,089              -                -            -          -

Andrew J. Dale, CEO and    2003        178,154        62,000             -              -          185,000            -          -
Co-President-Channel       2002        132,000        48,750             -              -                -            -          -
                           2001        132,000        43,468             -              -                -            -          -

Wade E. Sherman, Sr.       2003        139,462        55,260             -              -                -            -          -
Vice President-Channel     2002        126,000        44,600             -              -                -            -          -
                           2001        126,000        34,775             -              -                -            -          -

Jacob J. Hartwick,         2003        96,813          5,725         2,000(1)           -          300,000            -      2,007
Executive VP-Channel       2002        70,548         32,156             -              -                -            -          -
                           2001        63,960         44,303

Amy L Hendrickson, Sr.     2003        93,077         31,260             -              -                -            -          -
Vice President-Channel     2002        45,000         57,520             -              -                -            -          -
                           2001        45,000         68,997             -              -                -            -          -

Gregory M. Harrigan        2003        70,235         19,680        88,384(1)           -                -            -          -
Vice President-Channel     2002        37,692          3,054         9,365(1)           -                -            -          -

(1) Represents commissions earned.

     *Hired in October 2003

                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            -------------------------------------

                                                                  % of Total
                                          Number of                Options
                                          Securities              Granted to              Exercise
                                          Underlying              Employees               or Base
                                           Options                in Fiscal                Price                Expiration
              Name                        Granted (#)              Year(1)               ($/Share)                 Date
----------------------------------    -------------------     -------------------    -------------------    -------------------
William A. Owen,
Chief Financial Officer                     200,000                    59.3%                 $29.00                November 2008

Mark C. Corcoran,
Chief Accounting Officer, Controller         20,000                    6.8%                  $29.00                November 2008


                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                       -------------------------------------------------------------------------------------

                                                                Number of Securities Underlying           Value of Unexercised
                                                                      Unexercised Options                 In-the-Money Options
                                                                    At Fiscal Year-End(#)               at Fiscal Year-End($)
                             Shares                            ----------------------------------    -------------------------------
                           Acquired On           Value
        Name               Exercise(#)        Realized($)      Exercisable       Unexercisable        Exercisable      Unexercisable
----------------------    ---------------    --------------    -------------    -----------------    --------------    -------------
Perry T. Massie                 85,000          $1,142,250              -                -                  -

Thomas H. Massie                85,000          $1,142,250              -                -                  -               -

Richard K. Dickson II           25,000          $ 362,500            60,000              -                  -               -

William A. Owen                     -                 -                 -             200,000               -            $400,000

Mark C. Corcoran                    -                 -              31,000            29,000         $479,700           $434,300

Andrew J. Dale                  20,000           $ 185,000

Jacob J. Hartwick               20,000

Gregory M. Harrigan                 -                -                5,000             5,000          $97,500            $97,500


         The exercise price of the options listed above for Mr. Dickson is $
3.00. Mr. Dickson exercised these options in January 2004. The exercise prices of the options listed above for Mr. Owen and Mr. Harrigan are $29.00 and $11.50, respectively. The exercise prices of the options held by Mr. Corcoran are $8.00 (20,000 shares), $8.30 (20,000 shares) and $29.00 (20,000 shares). The Closing
Price of Holdings' Common Stock at December 31, 2003, our fiscal year-end, was $31.00 per share.

                               STOCK OPTION PLANS

         On May 26, 1993, the Company adopted two stock option plans ("Plan 1 Stock Options" and "Plan 2 Stock Options"). Plan 1 Stock Options are for persons who held stock options prior to the adoption of Plan 1 Stock Options. Plan 2 Stock Options were to be granted to provide incentives to executive officers, employees and independent consultants. Plan 1 and 2 Stock Options were non-qualified stock options. No further grants will be made under either Plan 1 or 2 and all options granted have been exercised as of 2003.

         In September 1995, the Company authorized another stock option plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan was approved by the shareholders of the Company at the Company's 1996 Annual Meeting held on July 16, 1996. The 1995 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Common Stock in order to enhance the Company's ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers. The Company may grant incentive stock options and non-qualified stock options under the 1995 Stock Option Plan. As of December 31, 2003, there were options to purchase 434,134 shares of Common Stock outstanding under the 1995 Stock Option Plan with options to purchase 150 shares of Common Stock available for grant. The options granted under the 1995 Stock Option Plan are exercisable at prices ranging from $3.00 to $29.00 per share.

                                 DIRECTOR'S FEES

         Prior to December 2003, the directors of the Company were all also executive officers of the Company. As of March 1, 2004, the board of directors consists of two outside members and two executive officers of the Company. During 2003, directors were compensated separately or reimbursed for expenses incurred in attending meetings of the Board of Directors.

               BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

         The Board of Directors has responsibility for matters that would be handled by the Compensation Committee if Holdings had such a committee. The Company considers services rendered, nature of the services, quality of performance, past practice, and amount of present stock ownership in determining executive compensation. The Company desires to encourage performance by stock ownership.

                              EMPLOYMENT CONTRACTS

         As of December 31, 2003 the Company did not have any employment contracts. During 2003, the Company had an employment contract with its former Chief Operating Officer and Chief Financial Officer, Richard K. Dickson II. Mr. Dickson left the Company in November 2003. As previously reported, the Company incurred approximately $625,000 in severance pay and related costs, thereby.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2004 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

             NAME AND ADDRESS OF BENEFICIAL               SHARES BENEFICIALLY
              OWNER OR IDENTITY OF GROUP (1)                    OWNED (2)
              --------------------------                        -----

                                                          NUMBER        PERCENT

         Perry T. Massie (3) .......................     2,806,035       46.2%

         Thomas H. Massie (4) ......................     2,808,270       46.3%

         Musk Ox Investments, LP (5)................     1,290,662       21.3%

         Richard K. Dickson II (6)..................       520,225        8.7%

         William A. Owen (7) .......................        50,000         <1%

         Mark C. Corcoran (8) ......................        31,000         <1%

         Andrew J. Dale.............................        25,100         <1%

         Jacob J. Hartwick .........................        20,000         <1%

         David C. Merritt (9) ......................        20,000         <1%

         Thomas Bahnson Stanley (10)................        20,000         <1%

         Amy Hendrickson (11) ......................         5,000         <1%

         Gregory M. Harrigan (12) ..................         5,000         <1%

         Wade E. Sherman............................           100         <1%

         All directors and Named Executive
         Officers as a group (11 persons) (13) .....     4,357,921      71.7%

--------

(1) The address of each shareholder is c/o Outdoor Channel Holdings, Inc., 43445 Business Park Dr., Suite 113, Temecula, California 92590.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 1, 2004, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

(3) Includes shares owned with Mr. Perry Massie's wife, in trusts and 1,423,884 shares owned by entities including Musk Ox Investments LP owned jointly with Thomas Massie. Mr. Perry Massie disclaims beneficial ownership of the shares owned by Musk Ox Investments LP except to the extent of his pecuniary interest therein.

(4) Includes shares owned with Mr. Thomas Massie's wife, in trusts and control companies and 1,423,884 shares owned by entities including Musk Ox Investments LP owned jointly with Perry Massie. Mr. Thomas Massie disclaims beneficial ownership of the shares owned by Musk Ox Investments LP except to the extent of his pecuniary interest therein.

(5) Musk Ox Investments is owned equally by Messrs. Perry and Thomas Massie. Its shares are included in both of their total shares.

(6) Mr. Dickson was not affiliated with the company effective November 13, 2003.

(7) Includes 50,000 shares subject to options from the Company exercisable within 60 days of March 1, 2004.

(8) Includes 31,000 shares subject to options from the Company exercisable within 60 days of March 1, 2004.

(9) Includes 20,000 shares subject to options from the Company exercisable within 60 days of March 1, 2004.

(10) Includes 20,000 shares subject to options from the Company exercisable within 60 days of March 1, 2004.

(11) Includes 5,000 shares subject to options from the Company exercisable within 60 days of March 1, 2004.

(12) Includes 5,000 shares subject to options from the Company exercisable within 60 days of March 1, 2004.

(13) Includes directors' and executive officers' shares listed above, including 131,000 shares subject to options from the Company within 60 days of March 1, 2004.

         The following table sets forth certain information regarding the beneficial ownership of The Outdoor Channel's Common Stock as of March 1, 2004 by each director and executive officer of The Outdoor Channel, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of The Outdoor Channel as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

     NAME AND ADDRESS OF BENEFICIAL                        SHARES BENEFICIALLY
      OWNER OR IDENTITY OF GROUP (1)                            OWNED (2)
      --------------------------                                -----
                                                          NUMBER        PERCENT
                                                          ------        -------
 Gold Prospector's Association of America, Inc. (3)....  8,817,916        82.5%
 Elizabeth J. Sanderson (4)............................    874,505         7.8%
 Ray V. Miller (5).....................................    663,416         6.0%
 Jerry R. Berglund (6).................................    412,602         3.8%
 Richard K. Dickson II (7).............................    343,660         3.2%
 Perry T. Massie (8)...................................    309,359         2.8%
 Thomas H. Massie (9)..................................    311,109         2.8%
 Andrew J. Dale (10)...................................    260,000         2.4%
 Jacob J. Hartwick (11)................................    206,000         1.9%
 Wade E. Sherman (12)..................................    100,000          <1%
 Amy L. Hendrickson (13)...............................      6,000          <1%
 All directors and Named Executive
 Officers as a group (11 persons) (14).................  3,142,991        24.3%

--------------
(1) The address of each shareholder is c/o The Outdoor Channel, Inc., 43445 Business Park Dr., Suite 103, Temecula, California 92590.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 1, 2004, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

(3) Gold Prospector's Association of America, Inc. is 100% owned by Outdoor Channel Holdings, Inc.

(4) Includes 500,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004 and shares held in various trusts. She is a director of The Outdoor Channel.

(5) Includes 400,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004 and 50,000 shares owned by Ray Miller's wife. He is a director of The Outdoor Channel.

(6) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004 and 110,000 shares owned by Jerry Berglund's wife and four children. He is a director of The Outdoor Channel.

(7) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004. In November 2003, Mr. Dickson resigned all positions with The Outdoor Channel, Inc.

(8) Includes 300,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004. He is a director of The Outdoor Channel.

(9) Includes 300,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004. He is a director of The Outdoor Channel.

(10) Includes 250,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004.

(11) Includes 200,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004.

(12) Includes 100,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004.

(13) Includes 6,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004.

(14) Excludes Mr. Dickson's shares. Includes directors' and executive officers' shares listed above, including 2,256,000 shares subject to options from The Outdoor Channel exercisable within 60 days of March 1, 2004.

EQUITY COMPENSATION PLAN INFORMATION

Please see table on page 60 for this information.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company and The Outdoor Channel are leasing their administrative facilities from Musk Ox Properties, LP, a shareholder of the Company and which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal shareholders of the Company. The lease agreements currently require monthly rent payments of $7,500 and $12,794, respectively. These lease agreements expire December 31, 2005. Rent expense for the Company totaled $88,983 and $88,125 for the years ended December 31, 2003 and 2002, respectively. Rent expense for The Outdoor Channel totaled $153,413 and $148,931 for the years ended December 31, 2003 and 2002, respectively.

         As of December 31, 2002, the amount owed Wilma M. Massie for two notes payable aggregated to $577,950 including accrued interest. The original maturity dates of the loans from Wilma M. Massie were December 31, 2002 and April 30, 2003, respectively. The loans carried interest rates from 9.5% to 10%, respectively. On March 1, 2003, both notes payable including accrued interest were combined into one unsecured note payable with an interest rate of 8% and the maturity date of the new note was extended to September 31, 2004. This note was subsequently retired in June 2003 as consideration for the exercise of options held by Ms. Massie.

         As of December 31, 2002, the Company owed Wilma M. Massie an additional $14,606, secured by print equipment purchased in May 2001. The Company was paying this obligation at the rate of $5,000 per month including interest at 10%. This loan was fully paid in March 2003.

         In January 1998, the Company entered a ten year contract with The Outdoor Channel whereby the Company has the rights to ten hours of programming time and thirty sixty second advertising spots per week. The Company has the option to renew this contract for two five year periods. For the first five years of the contract, the Company paid $7,400 per week under the contract. For the second five years of the contract beginning January 2003, the Company is paying $11,439 per week under the contract. The Company believes that the contract was initially beneficial to The Outdoor Channel but is now a significant asset to the Company. This contract was made in furtherance of the Company's plan of establishing The Outdoor Channel as an independent and self supporting company.

         From 1994 to April 1999, the Company had an agreement with Richard K. Dickson II pursuant to which it paid Mr. Dickson at the rate of $10,000 per month for legal and certain other services. Effective April, 1999, the Company entered into an employment agreement with Richard K. Dickson II, its Chief Operating Officer. The agreement was for one year and pursuant to the agreement has been automatically extended for one year terms since then. The current agreement provides for a salary of $11,250 per month. Prior to 2002, a portion of the compensation was paid each month in cash and the remainder was deferred. At Mr. Dickson's election, the deferred portion was payable in cash or shares of the common stock of the Company and/or The Outdoor Channel. Deferred compensation under the agreement totaled $317,750 as of December 31, 2002. In December 2003, Mr. Dickson elected to take the entire deferred compensation balance in the form of shares. The Company and The Outdoor Channel issued 134,375 and 125,726 shares, respectively, to satisfy their obligations to Mr. Dickson. The agreement also provided that Mr. Dickson shall receive options to purchase 60,000 shares of Common Stock at an exercise price of $3.00 per share. These options were fully vested at the time of Mr. Dickson's resignation. Mr. Dickson exercised all of these options in January 2004.

         Perry T. Massie and Thomas H. Massie are officers and directors of the Company and The Outdoor Channel, Inc. Richard K. Dickson II was an officer and a director of the Company and The Outdoor Channel, Inc. Wilma M. Massie was a principal shareholder of the Company and a director of The Outdoor Channel, Inc. In December 1997, Messrs. P. Massie, T. Massie, R. Dickson, and Ms. Wilma M. Massie were granted options to purchase 200,000 shares, each, of Common Stock in The Outdoor Channel, Inc. The options are exercisable for $1.50 per share and expire on December 31, 2007. At the time of the grants, The Outdoor Channel was selling Common Stock in its private placement at $1.00 per share.

         During 2003, the Company paid bonuses to certain stockholders who are also employees totaling $251,257 by canceling subscriptions receivable for common stock of $196,250 and accrued interest on the receivables of $55,007.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit
Number   Description
------   -----------

3        Articles of Incorporation and by-laws, as amended *

3.1 Articles of Amendment of Outdoor Channel Holdings, Inc. dated June 24, 2003, and filed with the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations on June 27, 2003. (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 2003).

3.2 Amended and Restated By Laws of Global Outdoors, Inc. dated March 31, 2003. (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 2003).

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

10.6     The Company's 1995 Stock Option Plan. (Incorporated by reference to
         Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995).

10.9 Employment Agreement dated April 14, 1999 between the Company and Rick Dickson II. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-KSB for the year ended December 31, 2003.)

10.10 Airtime agreement dated January 21, 1998 between the Company and The Outdoor Channel, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-KSB for the year ended December 31, 2003.)

10.11 Non-Statutory Stock Option Agreement dated November 13, 2003, between the Company and William Owen.

10.12    Non-Employee Directors Stock Option Plan.

10.13    Form of Stock Option Agreement.

21       Subsidiaries of Registrant *

(b) The Company filed the following reports on Form 8-K during the year ended December 31, 2003, as follows:

         1. On April 2, 2003, the Company filed a report on Form 8-K which included as an exhibit a Press Release dated March 31, 2003 announcing the Company's financial results for the 2002 fiscal year.

         2. On May 14, 2003, the Company filed a Report on Form 8-K which included as an exhibit a Press Release dated May 12, 2003, announcing the Company's financial results for the first quarter of the 2003 fiscal year.

         3. Current report on Form 8-K dated August 14, 2003 (the date of the earliest event reported), filed on August 15, 2003, for the purpose of reporting results of operations and financial condition for the fiscal quarter ended June 30, 2003.

         4. Current report on Form 8-K dated September 15, 2003 (the date of the earliest event reported), filed on September 15, 2003, for the purpose of announcing the status of certain corporate governance and other matters.

         5. Current report on Form 8-K dated November 13, 2003 (the date of the earliest event reported), filed on November 18, 2003, for the purpose of reporting results of operations and financial condition for the fiscal quarter ended September 30, 2003

         6. Current report on Form 8-K dated December 16, 2003 (the date of the earliest event reported), filed on December 19, 2003, for the purpose of announcing the resignation of Richard K. Dickson from all positions with the Company, its wholly-owned subsidiaries, and its majority-owned indirect subsidiary.

23.1     Consent of J.H. Cohn LLP, Independent Public Accountants

31.1     Certification by Chief Executive Officer

31.2     Certification by Chief Financial Officer

31.3     Certification by Chief Accounting Officer

32.1     Section 1350 Certification by Chief Executive Officer

32.2     Section 1350 Certification by Chief Financial Officer

32.3     Section 1350 Certification by Chief Accounting Officer

* Incorporated by reference from S-1 Registration Statement filed with the SEC June 21, 1989; Amendment No. 1 thereto filed on November 28, 1989; Amendment No. 2 thereto filed on January 10, 1990; Amendment No. 3 thereto filed on February 7, 1990; SB-2 Registration Statement filed with the SEC August 5,1996; Amendment No. 1 thereto file on January 27, 1997; and Amendment No. 2 thereto filed January 30, 1997.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

         The aggregate fees billed the Company by its auditor, J. H. Cohn LLP, for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2002 and 2003 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal years were $64,000 and $59,000, respectively.

Audit-Related Fees

         The aggregate fees billed the Company by its auditor, J. H. Cohn LLP, for assurance and related services that are reasonably related to the performance of the audit of the Company's annual financial statements for the fiscal years ended December 31, 2002 and 2003 and are not reported above were $3,000 and $37,000, respectively.

Tax Fees

         The aggregate fees billed the Company by its auditor, J. H. Cohn LLP, for professional services rendered for tax compliance, tax advice, and tax planning to the Company's for the fiscal years ended December 31, 2002 and 2003 were $19,000 and $18,000, respectively. The nature of the services provided for these fees are for the preparation of tax returns, tax advice rendered regarding the resignation and severance agreement of a former officer/director and other tax advise relating to stock options and the alternative taxation implications of certain strategic alternatives and possible restructuring of our corporate structure.

All Other Fees to Auditor

         There were no other fees billed by J. H. Cohn LLP for services rendered to the Company, other than the fees for services described above under "Audit Fees," "Audit Related Fees" or "Tax Fees" for the fiscal years ended December 31, 2002 and 2003.

Audit Committee Pre-approval Policies

         On September 9, 2003, the Board of Directors of Outdoor Channel Holdings, Inc. adopted an Audit Committee Charter. Among the Audit Committee's roles and responsibilities is the management of our relationship with our independent accountants. The Audit Committee shall pre-approve all non-audit services to be provided to the Company by independent accounts except for certain DE MINIMUS services as defined in the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                (Registrant) OUTDOOR CHANNEL HOLDINGS, INC.

                   By: (Signature and Title)      /s/ Perry T. Massie
                                                 -------------------------------
                                                 Perry T. Massie, President
                                                 Dated: March 30, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   By: (Signature and Title)      /s/ Perry T. Massie
                                                 -------------------------------
                                                 Perry T. Massie, President,
                                                 CEO, and Director
                                                 Dated: March 30, 2004

                   By: (Signature and Title)      /s/ Thomas H. Massie
                                                 -------------------------------
                                                 Thomas H. Massie, Executive VP,
                                                 Secretary and Director
                                                 Dated: March 30, 2004

                   By: (Signature and Title)      /s/ William A. Owen
                                                 -------------------------------
                                                 William A. Owen, CFO
                                                 Dated: March 30, 2004

                   By: (Signature and Title)      /s/ Mark C. Corcoran
                                                 -------------------------------
                                                 Mark C. Corcoran, Chief
                                                 Accounting Officer and
                                                 Controller
                                                 Dated: March 30, 2004