Form 10-Q
period 2004-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2004-04-30
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2004
                                        --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                    Number of Shares Outstanding
           Class                                         at April 22, 2004
 ----------------------------                       ---------------------------
 Common Stock, $.02 par value                                6,080,085

                  OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                TABLE OF CONTENTS


                                                                            PAGE
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2004 (UNAUDITED)
            AND DECEMBER 31, 2003..............................................2

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
            MONTHS ENDED MARCH 31, 2004 AND 2003...............................3

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
            THREE MONTHS ENDED MARCH 31, 2004 AND 2003.........................4

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................11

         RECENT DEVELOPMENTS..................................................12

         RISKS AND UNCERTAINTIES..............................................16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........23

ITEM 4.  CONTROLS AND PROCEDURES..............................................23

                            PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................24

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................24

ITEM 5.  OTHER INFORMATION....................................................24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................24

SIGNATURES....................................................................25

CERTIFICATIONS................................................................26





                                      * * *

                         OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except per share data)

                                                                       March 31,     December 31,
                                                                      ------------   ------------
                                                                         2004           2003
                                                                      ------------   ------------
                                     ASSETS                            (unaudited)
                                     ------
Current assets:
     Cash and cash equivalents                                        $     9,412    $     7,214
     Investment in available-for-sale securities                              549            550
     Accounts receivable, net of allowance for doubtful accounts of
         $190 and $234                                                      3,846          3,797
     Inventories                                                               67             68
     Income tax refund receivable                                             680          1,143
     Current portion of deferred tax assets, net                              525            525
     Other current assets                                                     740            671
                                                                      ------------   ------------
              Total current assets                                         15,819         13,968
                                                                      ------------   ------------
Property, plant and equipment at cost, net:
     Membership division                                                    3,287          3,253
     Outdoor Channel equipment and improvements                             2,132          2,032
                                                                      ------------   ------------
              Property, plant and equipment, net                            5,419          5,285
                                                                      ------------   ------------
Trademark, net of accumulated amortization of $105 and $101                   114            118
Deferred tax assets, net                                                      436            436
Deposits and other assets                                                      39             41
                                                                      ------------   ------------
              Totals                                                  $    21,827    $    19,848
                                                                      ============   ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                            $     1,253    $     1,790
     Accrued severance payments                                               143            291
     Current portion of notes payable and capital lease obligations           156            133
     Current portion of deferred revenue                                       --            409
     Customer deposits                                                        444             --
                                                                      ------------   ------------
              Total current liabilities                                     1,996          2,623

Accrued severance payments, net of current portion                             55             66
Notes payable and capital lease obligations, net of current portion            --             59
Deferred revenue, net of current portion                                    1,214          1,225
Deferred satellite rent obligations                                           363            380
                                                                      ------------   ------------
              Total liabilities                                             3,628          4,353
                                                                      ------------   ------------
Minority interest in subsidiary                                             2,564          2,302
                                                                      ------------   ------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; 25,000 shares authorized; none issued                    --             --
     Common stock, $.02 par value; 75,000 shares authorized:
         6,078 and 5,887 shares issued                                        122            118
     Common stock subscriptions receivable                                     --            (30)
     Cost of treasury stock (76 shares)                                      (400)          (400)
     Additional paid-in capital                                             8,064          6,768
     Accumulated other comprehensive income                                    33             34
     Retained earnings                                                      7,816          6,703
                                                                      ------------   ------------
              Total stockholders' equity                                   15,635         13,193
                                                                      ------------   ------------
              Totals                                                  $    21,827    $    19,848
                                                                      ============   ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                                2

                       OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands, except per share data)

                                                                 Three Months Ended March 31,
                                                                 ---------------------------
                                                                     2004           2003
                                                                 ------------   ------------
Revenues:
     Advertising                                                 $     4,826    $     3,842
     Subscriber fees                                                   3,162          2,501
     Membership income                                                 1,232          1,101
                                                                 ------------   ------------

              Total revenues                                           9,220          7,444
                                                                 ------------   ------------

Expenses:
     Satellite transmission fees                                         591            597
     Advertising and programming                                       1,521          1,033
     Selling, general and administrative                               4,818          3,958
                                                                 ------------   ------------

              Total expenses                                           6,930          5,588
                                                                 ------------   ------------

Income from operations                                                 2,290          1,856

Other income (expense):
     Interest expense                                                     (4)           (18)
     Interest income                                                      19             18
                                                                 ------------   ------------

Income before provision for income taxes and minority interest         2,305          1,856

Provision for income taxes                                               930            734
                                                                 ------------   ------------

Income before minority interest                                        1,375          1,122

Minority interest in net income of consolidated subsidiary               262            201
                                                                 ------------   ------------
Net income                                                       $     1,113    $       921
                                                                 ============   ============

Earnings per common share:
     Basic                                                       $      0.19    $      0.17
                                                                 ============   ============
     Diluted                                                     $      0.14    $      0.16
                                                                 ============   ============

Weighted average number of common shares outstanding:
     Basic                                                             5,931          5,305
                                                                 ============   ============
     Diluted                                                           6,191          5,872
                                                                 ============   ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                              3


                           OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (In thousands)

                                                                          Three Months Ended March 31,
                                                                          ---------------------------
                                                                              2004           2003
                                                                          ------------   ------------
Operating activities:
   Net income                                                             $     1,113    $       921
   Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                              299            202
       Provision for doubtful accounts                                             --             64
       Costs of services offset against subscription receivable                    --            189
       Realized gain on sale of available-for-sale securities                      --            (13)
       Minority interest in net income of consolidated subsidiary                 262            201
       Tax benefit from exercise of stock options                                 466             --

   Cash supplied (used) by changes in operating assets and liabilities:
       Accounts receivable                                                        (49)          (743)
       Inventories                                                                  1             --
       Other current assets                                                       (69)           180
       Income tax refund receivable                                               463             --
       Deposits and other assets                                                    3            155
       Accounts payable and accrued expenses                                      (93)           618
       Accrued severance payments                                                (159)            --
       Deferred revenue                                                          (420)          (187)
       Deferred satellite rent obligations                                        (17)           (17)
                                                                          ------------   ------------
                Net cash provided by operating activities                       1,800          1,570
                                                                          ------------   ------------
Investing activities:
       Purchases of property, plant and equipment                                (430)          (762)
       Purchases of available-for-sale securities                                  --           (148)
       Proceeds from sale of available-for-sale securities                         --             36
       Proceeds from notes receivable                                              --             36
                                                                          ------------   ------------
                Net cash used in investing activities                            (430)          (838)
                                                                          ------------   ------------
Financing activities:
       Net payments of stockholder loans                                           --            (15)
       Principal payments on notes payable and capital leases                     (36)           (40)
       Proceeds from exercise of stock options                                    834             --
       Proceeds from common stock subscriptions receivable                         30             --
                                                                          ------------   ------------
                Net cash provided by (used in) financing activities               828            (55)
                                                                          ------------   ------------
Net increase in cash and cash equivalents                                       2,198            677
Cash and cash equivalents, beginning of period                                  7,214          3,248
                                                                          ------------   ------------
Cash and cash equivalents, end of period                                  $     9,412    $     3,925
                                                                          ============   ============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                                                  4

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (In thousands, except per share data)

NOTE 1 - ORGANIZATION AND BUSINESS

DESCRIPTION OF OPERATIONS

Outdoor Channel Holdings, Inc. ("Outdoor Channel Holdings," or collectively with its subsidiaries, the "Company") was incorporated under the laws of the State of Alaska on October 22, 1984 under the name Global Outdoors, Inc. In 2003, the corporate name was changed to its present name.

Our revenues include advertising fees from advertisements aired by The Outdoor Channel, Inc. ("The Outdoor Channel") and from advertisements in "Gold Prospector" magazine; subscriber fees paid by cable and direct broadcast satellite, or DBS, operators that air on The Outdoor Channel; producer fees paid by outside producers to air their programs on The Outdoor Channel; membership fees from members in both LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospectors Association of America, ("GPAA") and other income including products and services related to gold prospecting, gold shows, trips and outings.

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

Outdoor Channel Holdings also owns a majority interest (82.5% and 83.6% at March 31, 2004 and 2003, respectively) in The Outdoor Channel, a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, motor sports, gold prospecting, and related life-style programming. Assuming that all outstanding options to purchase common stock in The Outdoor Channel were exercised as of March 31, 2004 and 2003, the Company would have owned approximately 66.9% and 67.7%, respectively. The Outdoor Channel was incorporated under the laws of the State of Nevada in 1990 under the name Gold News Network, Inc. In 1996, the incorporated name was changed to its present name.

NOTE 2 - UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2004 and its results of operations and cash flows for the three months ended March 31, 2004 and 2003. Information included in the consolidated balance sheet as of December 31, 2003 has been derived from, and certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2003 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2003 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

         The results of the Company's operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year ending December 31, 2004.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amount of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)


NOTE 3 - EARNINGS PER SHARE

         The Company has presented "basic" and "diluted" earnings per common share in the accompanying condensed consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company and The Outdoor Channel, its 82.5%-owned subsidiary, were issued during the period.

         The computation of diluted earnings per share takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise in the three months ended March 31, 2004 and 2003 of all of the outstanding stock options of the Company and The Outdoor Channel, adjusted for the application of the treasury stock method, and the assumed payment in 2003 of deferred compensation that had been payable by the Company in common stock. The computation of diluted earnings per share for the three months ended March 31, 2004 also takes into account the reduction in net income applicable to common stock attributable to the increase in the minority interest (from approximately 17.5% to 33.1%) in the net income of The Outdoor Channel that results from the assumed exercise of its outstanding stock options (the effect on net income for the three months ended March 31, 2003 of the assumed exercise of stock options was not material). All of the options outstanding at March 31, 2004 were included in the computation of diluted net income per share. The number of shares potentially issuable at March 31, 2003 upon the exercise of the Company's stock options that were not included in the computation of diluted net income per share because they were antidilutive totaled 30.

         The following table summarizes the calculation of the weighted average common shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

                                                              Three Months Ended March 31,
                                                                ---------------------
                                                                   2004        2003
                                                                ---------   ---------
Numerators:
   Net income - basic                                           $  1,113    $    921
   Deduct increase in minority interest attributable to
     assumed exercise of dilutive stock options of The
     Outdoor Channel                                                (225)         --
                                                                ---------   ---------
Net income - diluted                                            $    888    $    921
                                                                =========   =========

Denominators:
   Weighted average common shares outstanding - basic              5,931       5,305
   Dilutive effect of potentially issuable common shares for
     accrued deferred compensation                                    --         134
   Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for
     the application of the treasury stock method                    260         433
                                                                ---------   ---------
Diluted weighted average common shares outstanding                 6,191       5,872
                                                                =========   =========

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)


NOTE 4 - PRO FORMA EFFECTS OF STOCK OPTIONS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinions No. 25, Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

         Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost was recognized in the accompanying condensed consolidated financial statements for the stock options granted by the Company to its employees (The Outdoor Channel did not grant any options in the three months ended March 31, 2004 and 2003).

         The Company's historical net income and earnings per common share and pro forma net income and earnings per common share assuming compensation cost had been determined for the three months ended March 31, 2004 and 2003 based on the fair value at the grant date for all awards by the Company using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 are set forth below:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2004             2003
                                                    ------------    ------------
Net income:
     As reported                                    $     1,113     $       921
     Stock-based employee compensation
        expense assuming a fair value
        based method had been used for
        all awards                                         (758)            (48)
                                                    ------------    ------------
     Pro forma                                      $       355     $       873
                                                    ============    ============

Basic earnings per share:
     As reported                                    $       0.19    $      0.17
     Pro forma                                      $       0.06    $      0.16

Diluted earnings per common share:
     As reported                                    $       0.14    $      0.16
     Pro forma                                      $       0.02    $      0.15


         The fair value of each option granted by the Company in the three months ended March 31, 2004 and the year ended December 31, 2003 was estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends with the following assumptions:

                                       Three Months Ended        Year Ended
                                         March 31, 2004       December 31, 2003
                                       ------------------    -------------------

Risk-free interest rate                       4%               2.3% - 3.3%
Expected dividends                            0%                    0%
Expected life of the option (years)          10                     5
Volatility factor                            79%                   77%

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)


NOTE 5 - EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK BY THE COMPANY

         During the three months ended March 31, 2004, the Company received cash proceeds of approximately $834,000 from the exercise of options for the purchase of 190,434 shares of common stock.

OUTDOOR CHANNEL HOLDINGS, INC. STOCK OPTION PLANS

        Descriptions of Outdoor Channel Holdings' and The Outdoor Channel's stock option plans are included in Note 8 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. A summary of the status of the options granted under Outdoor Channel Holdings' stock option plans and outside of those plans as of March 31, 2004 and the changes in options outstanding during the three months then ended is presented in the table that follows:

                                               Three Months Ended March 31, 2004
                                               ---------------------------------
                                                                     Weighted
                                                                     Average
                                                   Shares            Exercise
                                               (in thousands)         Price
                                               --------------     --------------
Outstanding at beginning of period                  659               $16.42
Options granted                                      50                32.00
Options exercised                                  (190)                4.38
Options canceled or expired                          (4)               13.94
                                               --------------
Options outstanding at end of period                515               $22.40
                                               ==============

THE OUTDOOR CHANNEL'S STOCK OPTION PLAN

         No options were granted, exercised or cancelled during the three months ended March 31, 2004 under The Outdoor Channel's stock option plan. As a result, options to purchase 2,487 shares of The Outdoor Channel's common stock at prices ranging from $1.50 to $5.00 per share remained outstanding and exercisable at March 31, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

          The Company is leasing its administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal shareholders of the Company. The lease agreements currently require monthly rent payments of $20. These lease agreements expire on December 31, 2005. Rent expense was $61 in both of the three months ended March 31, 2004 and 2003.

NOTE 7 - SEGMENT INFORMATION

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

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)


NOTE 7 - SEGMENT INFORMATION (continued)

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

         In the fourth quarter of 2003, the Company began to report corporate overhead that is applicable to both segments, but not directly related to operations in a separate business segment, Corporate. The expenses allocated to this business segment consisted primarily of professional fees and certain general and administrative expenses.

         Information with respect to these reportable business segments as of and for the three months ended March 31, 2004 and 2003 follows. In addition, the Trips and Outing segment's and the Corporate segment's comparative information for the three months ended March 31, 2003 has been reclassified to conform with the presentation for the three months ended March 31, 2004.

                                           Income (Loss)                                     Additions to
                                           Before Income                     Depreciation      Property,
As of and for the                           Taxes and         Total              and           Plant and
Three Months Ended         Revenues     Minority Interest     Assets         Amortization    Improvements
-------------------      ------------   -----------------  ------------      ------------    -------------
March 31, 2004
------------------
The Outdoor Channel         $ 7,894          $ 2,407          $15,756         $    213          $    311
Membership Division           1,326              148            6,071               86               119
Corporate                         -             (250)               -                -                 -
                          ------------     ------------     ------------     ------------     ------------

         Totals             $ 9,220          $ 2,305          $21,827         $    299          $    430
                          ============     ============     ============     ============     ============

March 31, 2003
-------------------
The Outdoor Channel         $ 6,246          $ 1,953          $ 9,135          $   137          $    618
Membership Division           1,198               16            4,346               65               144
Corporate                         -             (113)               -                -                 -
                          ------------     ------------     ------------     ------------     ------------

         Totals             $ 7,444          $ 1,856          $13,481          $   202          $    762
                          ============     ============     ============     ============     ============

         Intersegment sales amounted to approximately $149 in both the three months ended March 31, 2004 and 2003.

                     OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (In thousands, except per share data)

NOTE 8 - SUBSEQUENT EVENTS

         On April 21, 2004, the Company announced the merger of GPAA with The Outdoor Channel. Under the terms of the merger agreement, each share of The Outdoor Channel common stock not already held by Outdoor Channel Holdings or its subsidiaries will be exchanged into 0.65 shares of Outdoor Channel Holdings' common stock and each outstanding option of The Outdoor Channel will be exchanged into an option to purchase 0.65 shares of Outdoor Channel Holdings' common stock.

         Based on the outstanding capitalization of The Outdoor Channel as of April 20, 2004, Outdoor Channel Holdings expects to issue at the closing approximately 1,200 shares of its common stock as well as options to purchase approximately 1,600 additional shares using the exchange ratio set forth in the merger agreement. Based on the exchange ratio and the capitalization of each company as of April 20, 2004, on completion of the proposed transaction, Outdoor Channel Holdings would expect to have outstanding approximately 7,200 total shares of common stock as well as options to purchase approximately 2,100 additional shares. The actual number of shares and options will depend upon the outstanding capitalization of each company at the time of closing. The proposed transaction is expected to qualify as a tax-free reorganization under the Internal Revenue Code. As of April 20, 2004, The Outdoor Channel had options to purchase approximately 2,500 shares of common stock outstanding, all of which were exercisable (see Note 5). Accordingly, if the merger had closed on April 20, 2004, the Company would have incurred a non-cash charge to operating expenses equal to the difference between the aggregate exercise prices and the intrinsic value of The Outdoor Channel options it would issue as a result of the exchange which, based on the closing price of Outdoor Channel Holdings' stock on April 20, 2004 of $40.00 per share, would have amounted to approximately $61,000.



                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information includes forward-looking statements, the realization of which may be impacted by certain factors, including those factors discussed in Risk and Uncertainties below.

GENERAL

         Outdoor Channel Holdings, Inc. ("Outdoor Channel Holdings," or collectively with its subsidiaries, the "Company") owns approximately 82.5% of The Outdoor Channel, Inc. (the "Outdoor Channel" or "Channel"). In the event all outstanding options to purchase Common Stock in the Channel were exercised, as at March 31, 2004, the Company would own approximately 66.9% of The Outdoor Channel. The Outdoor Channel is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, motor sports, gold prospecting and related life style programming. We also own and operate related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospectors' Association of America, Inc. ("GPAA"). Lost Dutchman's is a national gold prospecting campground club with approximately 6,300 members and properties in Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 33,100 active members. GPAA is the publisher of the "Gold Prospector" magazine and owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to its members.

         From July 30, 1997 to August 1, 2003, the Company's Common Stock had been traded on the NASD's Over-the-Counter Bulletin Board under the symbol "GLRS." Effective August 4, 2003, Outdoor Channel Holdings, Inc. (formerly Global Outdoors, Inc.) changed its symbol to "OUTD."

         This discussion should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 that was previously filed with the Securities and Exchange Commission.


SAFE HARBOR STATEMENT

         The following information may include forward-looking statements. Actual results could differ materially. The statements contained in this report that are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel and bad debts; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to The Outdoor Channel; and (4) estimates regarding the size of target markets. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our programming and services; (2) our ability to establish and expand direct and indirect distribution channels; (3) competition from a better financed entrant into The Outdoor Channel's niche and (4) our ability to fully-integrate the operations of The Outdoor Channel and to realize expected synergies and expected benefits resulting from the merger.

         Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in Risks and Uncertainties. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

RECENT DEVELOPMENTS

         On April 21, 2004, the Company announced the merger of GPAA with The Outdoor Channel. Under the terms of the merger agreement, each share of The Outdoor Channel common stock not already held by Outdoor Channel Holdings or its subsidiaries will be exchanged into 0.65 shares of Outdoor Channel Holdings' common stock and each outstanding option of The Outdoor Channel will be exchanged into an option to purchase 0.65 shares of Outdoor Channel Holdings' common stock.

         Based on the outstanding capitalization of The Outdoor Channel as of April 20, 2004, Outdoor Channel Holdings expects to issue at the closing approximately 1.2 million shares of its common stock as well as options to purchase approximately 1.6 million additional shares using the exchange ratio set forth in the merger agreement. Based on the exchange ratio and the capitalization of each company as of April 20, 2004, on completion of the proposed transaction, Outdoor Channel Holdings would expect to have outstanding approximately 7.2 million total shares of common stock as well as options to purchase approximately 2.1 million additional shares. The actual number of shares and options will depend upon the outstanding capitalization of each company at the time of closing. The proposed transaction is expected to qualify as a tax-free reorganization under the Internal Revenue Code. As of April 20, 2004, The Outdoor Channel had options to purchase approximately 2.5 million shares of common stock outstanding, all of which were exercisable. Accordingly, if the merger had closed on April 20, 2004, the Company would have incurred a non-cash charge to operating expenses equal to the difference between the aggregate exercise prices and the intrinsic value of The Outdoor Channel options it would issue as a result of the exchange which, based on the closing price of Outdoor Channel Holdings' stock on April 20, 2004 of $40.00 per share, would have amounted to approximately $61 million.

RECENT ACCOUNTING DEVELOPMENTS

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based compensation. The Company has not made and does not currently intend to make such a change. In addition, SFAS 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The Company has included the disclosures required by SFAS 148 in Notes 3 and 4 to the accompanying condensed consolidated financial statements.

         The FASB had issued certain other accounting pronouncements as of March 31, 2004 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the three months ended March 31, 2004 or 2003 or that will have a significant effect at the time they become effective.

COMPARISON OF OPERATING RESULTS FOR QUARTERS ENDED MARCH 31, 2004 AND MARCH 31, 2003

         REVENUES

         Our revenues include revenues from advertising fees, subscriber fees, GPAA and Lost Dutchman's membership sales, merchandise sales and sponsored outings to prospect for gold. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel and from the sale of advertising space in publications such as the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine. For the three months ended March 31, 2004 and 2003, The Outdoor Channel generated approximately 98.1% and 97.5% of our Advertising revenue, respectively. Subscriber fees are solely related to The Outdoor Channel business segment. Membership income is generated by our activities other than The Outdoor Channel.

         Total revenues for the three months ended March 31, 2004 were $9,220,000, an increase of $1,776,000, or 23.9%, compared to revenues of $7,444,000 for the three months ended March 31, 2003. This increase was the result of changes in several items comprising revenue.

         Advertising revenue for the three months ended March 31, 2004 was $4,826,000, an increase of $984,000 or 25.6% compared to $3,842,000 for the three months ended March 31, 2003. The increase is driven by The Outdoor Channel being better able to compete for national advertising business as a result of obtaining Nielsen ratings which allowed us to demonstrate our household delivery. Nielsen reported that we had approximately 26 million subscribers at the end of March 2004 compared to 23 million at the end of March 2003 an increase of 3 million or 13%. The fact that we had Nielsen ratings and demographic data coupled with the increased subscribers allowed us to better utilize our advertising inventory and increase our effective rates realized on our advertising time on The Outdoor Channel. Further, as demand for our air time increased we were able to increase our prices for fees paid by third party programmers to air their programs on The Outdoor Channel.

         Subscriber fees for the three months ended March 31, 2004 were $3,162,000, an increase of $661,000 or 26.4% compared to $2,501,000 for the three months ended March 31, 2003. The increase was primarily due to contractual subscriber fee rate increases with existing affiliates; beginning of payments late in 2003 from certain carriers who had previously received The Channel without charge; and the fall 2002 launch and subsequent increasing penetration of The Outdoor Channel on DirecTV.

         Membership income for the three months ended March 31, 2004 was $1,232,000, an increase of $131,000 or 11.9% compared to $1,101,000 for the three months ended March 31, 2003. We believe the increase in membership income was principally the result of increases in memberships and merchandise sales reflect our strong push for membership renewal via direct mail, programming on The Outdoor Channel and via our website. Further we experienced more successful gold shows early in 2004 compared to the same period in 2003. We believe that this is a result of expanded distribution of The Outdoor Channel allowing our advertisements to reach and draw more participants in the first three months of 2003.

         EXPENSES

         Expenses consist of the cost of the Company's satellite transmission fees, advertising and programming and selling, general and administrative expenses.

         Total expenses for the three months ended March 31, 2004 were $6,930,000, an increase of $1,342,000, or 24.0%, compared to $5,588,000 for the three months ended March 31, 2003. As a percentage of revenues, total expenses are 75.2% and 75.1% in the three months ended March 31, 2004 and 2003, respectively. The increase in expenses was due to several factors but is principally driven by increasing costs to support our revenue growth.

         Satellite transmission fees for the three months ended March 31, 2004 were $591,000, a decrease of $6,000, or 1%, compared to $597,000 for the three months ended March 31, 2003. This relatively static comparison reflects the fixed nature of our contracts for these services.

         Advertising and programming expenses for the three months ended March 31, 2004 were $1,521,000, an increase of $488,000 or 47.2% compared to
$1,033,000 for the three months ended March 31, 2003. The increase in advertising and programming expenses is principally a result of our increased spending on consumer and trade industry awareness campaigns to build demand for and awareness of The Outdoor Channel. Part of the increase is also a result of our decision to produce more of our programming in-house.

         Selling, general and administrative expenses for the three months ended March 31, 2004 were $4,818,000, an increase of $860,000 or 21.7% compared to $3,958,000 for the three months ended March 31, 2003. As a percent of revenues, selling, general and administrative expenses were 52.3% and 53.2% at March 31, 2004 and 2003, respectively. The increase in the amount of these expenses is due to a number of factors including increases in personnel expenses primarily resulting from the increase in the number of employees from 102 at the end of March 2003 to 123 by the end of March 2004; increased depreciation expense as a result of our equipment purchases in 2004 and 2003 to support our growth; our increased travel related to our increased sales staff and others to promote The Channel; increased professional fees including public relations, accounting and legal fees.

         INCOME FROM OPERATIONS

         Income from operations for the three months ended March 31, 2004 was $2,290,000, an increase of $434,000 or 23.4% compared to $1,856,000 for the three months ended March 31, 2003. As a percent of revenues, income from operations was 24.8% and 24.9% at March 31, 2004 and 2003, respectively.

         NET INTEREST (EXPENSE)/INCOME

         Net interest (expense)/income for the three months ended March 31, 2004 was $15,000, an increase of $15,000 compared to a net zero balance for the three months ended March 31, 2003. This improvement was primarily due to the retirement of the Company's debt to stockholders during 2003, resulting in less interest expense complemented by the interest earned on its increased cash balances for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

         INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Income before provision for income taxes and minority interest increased slightly as a percentage of revenues to 25.0% for the three months ended March 31, 2004 compared to 24.9% for the three months ended March 31, 2003.

         For The Outdoor Channel business segment, income before provision for income taxes and minority interest as a percentage of revenue decreased to 30.5% for the three months ended March 31, 2004, compared to 31.3% for the three months ended March 31, 2003. The decrease was due mainly to the growth of our advertising and programming expenses as we continue to spend on creating demand for The Outdoor Channel.

         For the membership division segment, income (loss) before provision for income taxes and minority interest as a percentage of revenues increased to 11.2% for the three months ended March 31, 2004 compared to 1.3% for the three months ended March 31, 2003 principally reflecting a concerted effort to control costs and making adjustments in our marketing and advertising effort that yielded increased sales while spending less on selling, general and administrative expenses.

         For the corporate business segment, loss before provision for income taxes and minority interest for the three months ended March 31, 2004 was $250,000, an increase of the loss of $137,000 or 121.2% compared to $113,000 for the three months ended March 31, 2003. As a percent of revenues, corporate loss from operations was 2.7% and 1.5% at March 31, 2004 and 2003, respectively. The expenses allocated to this business segment include: professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers' payroll and related expenses. The increase in the expenses of corporate business segment is principally related to legal fees resulting from corporate restructuring and various securities filings.

         PROVISION FOR INCOME TAXES

         The provision for income taxes for the three months ended March 31, 2004 was $930,000, an increase of $196,000 or 26.7% as compared to $734,000 for the three months ended March 31, 2003. The increase was due to the Company earning more taxable income in the first three months of 2004 as compared to the first three months of 2003. The effective income tax rate was approximately 40.3% and 39.5% for the three months ended March 31, 2004 and 2003, respectively.

         MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Minority interest for the three months ended March 31, 2004 was $262,000 compared to $201,000 for the three months ended March 31, 2003. This was primarily due to the increased profitability of The Outdoor Channel along with an increase in the percentage ownership of the minority interest.

         NET INCOME

          Net income for the three months ended March 31, 2004 was $1,113,000 an increase of $192,000 or 20.8% compared to $921,000 for the three months ended March 31, 2003. This was due to the increased profitability of The Outdoor Channel and membership division partially offset by the increased losses of the corporate segment.

EARNINGS PER SHARE

         Earnings per common share for the three months ended March 31, 2004 was $0.19 per basic share or $0.14 per diluted share compared with $0.17 per basic share or $0.16 per diluted share for the three months ended March 31, 2003. Diluted earnings per share for both the three months ending March 31, 2004 and March 31, 2003 reflect the material effects of the assumed exercise of all of the outstanding stock options granted by us and our subsidiary, The Outdoor Channel, and the application of the treasury stock method to the shares assumed to have been issued.

         The common stock of The Outdoor Channel is not publicly traded. In applying the treasury stock method in connection with the assumed exercise of the outstanding options of The Outdoor Channel and the computation of diluted earnings per share, we had determined the fair value of the shares of our subsidiary based on the selling price for those shares in actual cash transactions. However, there have been only a limited number of such transactions at infrequent intervals.

         During 2004, we obtained a valuation of The Outdoor Channel's shares from an independent valuation firm. That valuation was significantly above the value we had used in the three months ended March 31, 2003. We believe that this valuation is the best estimate to use as of March 31, 2004. Under the treasury stock method, the higher estimate resulted in a significant increase in the number of shares that would have been issued to the holders of The Outdoor Channel options and the portion of the net income of The Outdoor Channel allocable to minority stockholders in the computation of diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company provided cash from operations of $1,800,000 in the three months ended March 31, 2004, compared to $1,570,000 in the three months ended March 31, 2003 and had a cash and cash equivalents balance of $9,412,000 at March 31, 2004, which was an increase of $2,198,000 from the balance of $7,214,000 at December 31, 2003. Current assets increased to $15,819,000 at March 31, 2004 compared to $13,968,000 at December 31, 2003. Current liabilities decreased to $1,996,000 at March 31, 2004 compared to $2,623,000 at December 31, 2003. Net working capital increased to $13,823,000 at March 31, 2004, compared to $11,345,000 at December 31, 2003. Total liabilities decreased to $3,628,000 at March 31, 2004 compared to $4,353,000 at December 31, 2003.

         For the three months ended March 31, 2004, the Company generated an operating profit of $2,290,000 compared to an operating profit of $1,856,000 for the three months ended March 31, 2003. From 2000 through the present, the Company has financed its activities primarily from cash flows from operations. Between the Company and The Outdoor Channel, we have two lines of credit aggregating to $1,650,000 with no outstanding borrowings and a standby letter of credit for $140,000 issued under the line of credit as of March 31, 2004. The Company does not have any present plans that would effect liquidity requirements on a long-term basis. The Company had no significant capital commitments as of March 31, 2004. The capital improvements the Company made in 2003 and in the first three months of 2004, which included purchasing high definition camera equipment for The Outdoor Channel, were funded with cash from operations. The long-term liquidity requirement could change in the event the Company changes its business strategy, including The Outdoor Channel's methods of increasing subscribers, producing in-house programming and/or making a significant acquisition.

         As of March 31, 2004, the Company had a note in the amount of $88,000 payable to a bank outstanding at an effective interest rate of 5.00%. This note is secured by substantially all of the Company's assets and is personally guaranteed by Perry T. Massie and Thomas H. Massie. The Company retired this note in April 2004.

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

         The Company continually reviews its business opportunities to assess feasibility of enhanced operations or competitive position. The results of such analysis could result in the dedication of capital to take advantage of the opportunities so identified. Currently the Company is reviewing modest improvements to its properties and is reviewing the capital requirements for broadcasting in high definition. To date, the Company has purchased some high definition equipment out of cash flow. Significant commitments for additional capital purchases have not been made.

RISK AND UNCERTAINTIES

         Our financial results will be significantly impacted in the quarter in which we complete the acquisition of the shares of The Outdoor Channel, Inc. that we do not already hold.

         Under the terms of the merger agreement between GPAA and The Outdoor Channel, we will acquire all of the shares of The Outdoor Channel that we do not currently hold and we will issue options to purchase approximately 1.6 million shares of the Company's common stock in exchange for retiring options to acquire approximately 2.5 million shares of The Outdoor Channel's common stock. As a result of the option exchange, we will be required to record, when the merger closes, a non-cash charge equal to the difference between the aggregate exercise price and the intrinsic value of the number of vested options of The Outdoor Channel. If the merger were to have closed on the day of the signing of the merger agreement, April 20, 2004, the non-cash charge, based on the closing price of our stock of $40.00 per share, would have been approximately $61 million. The actual amount of the non-cash charge resulting from the exchange of options will ultimately be determined by the number of options exchanged in the merger and the stock price for our common stock on the date the transaction is consummated. This non-cash charge will cause us to report a significant net loss for the quarter in which the merger is consummated, and such an event may have a negative impact on our stock price.

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

         The success of The Outdoor Channel is dependent on our ability to enter into new carriage agreements while maintaining existing agreements with and carriage by multiple system operators, which we refer to as MSOs, their affiliate members and DBS systems. Although we have entered into national carriage agreements with approximately 80 of the top 100 MSOs and DBS providers, execution of a national carriage agreement with an MSO does not ensure that its affiliate systems will carry The Outdoor Channel. Under our current national carriage agreements and carriage agreements with the MSOs' affiliates, The Outdoor Channel typically offers MSOs and their cable affiliates the right to broadcast The Outdoor Channel to their subscribers, but do not require that The Outdoor Channel be offered to its subscribers. Our most significant cable and DBS distribution contracts include Charter, Comcast, Direct TV, EchoStar, Time Warner, and the NCTC. These contracts generally have terms ranging from three to ten years and come up for renewal between today and 2008. Because certain carriage agreements do not specify on which service levels The Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets, we have no assurance that The Outdoor Channel will be carried and available to viewers of any particular MSO.

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

         Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. All of our employees are "at-will". Any of our officers or key employees could leave at any time, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. If we lost Perry T. Massie, our President and Chief Executive Officer and Co-President of The Outdoor Channel, Inc., or Thomas H. Massie, our Executive Vice President, or William A. Owen, our Chief Financial Officer, or Andrew J. Dale, the Chief Executive Officer and Co-President of The Outdoor Channel, Inc., our business would likely suffer. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

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

         Our officers, directors and principal shareholders together control approximately 78% of our outstanding common stock. As a result, these shareholders, acting together, would be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our shareholders. In addition, the interests of these shareholders may not always coincide with our interests as a company or the interests of other shareholders. Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve.

         Anti-takeover provisions in our articles of incorporation, our bylaws and under Alaska law may enable our incumbent management to retain control of us and discourage or prevent a change of control that may be beneficial to our shareholders.

         Provisions of our articles of incorporation, our bylaws and the Alaska Corporations Code could delay or prevent a change of control of our company, which could adversely affect the market price of our common stock. These provisions could allow our incumbent management to retain control over us and prevent the consummation of a transaction in which our shareholders could receive a substantial premium over the current market price for their shares.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's material financial instruments consist of its cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable, notes payable, capital lease obligations and related party receivables and payables. The carrying amounts of the Company's financial instruments generally approximated their fair values at March 31, 2004 and 2003. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments.

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

         During the fiscal three months ended March 31, 2004, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number   Description
------   -----------
3*       Articles of Incorporation and by-laws as amended

3.1 Articles of Amendment of Outdoor Channel Holdings, Inc. dated June 24, 2003, and filed with the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations on June 27, 2003. (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 2003).

3.2 Amended and Restated By-Laws of Global Outdoors, Inc. dated Mach 31, 2003. (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 2003).

4* Instruments defining the rights of security holders, including debentures

31.1     Certification by Chief Executive Officer

31.2     Certification by Chief Financial Officer

31.3     Certification by Chief Accounting Officer

32.1**   Section 1350 Certification by Chief Executive Officer

32.2**   Section 1350 Certification by Chief Financial Officer

32.3**   Section 1350 Certification by Chief Accounting Officer

* Incorporated by reference from S-1 Registration Statement filed with the SEC June 21, 1989; Amendment No. 1 thereto filed on November 28, 1989; Amendment No.2 thereto filed on January 10, 1990; Amendment No. 3 thereto filed on February 7, 1990; SB-2 Registration Statement filed with the SEC August 5,1996; Amendment No. 1 thereto file on January 27, 1997; and Amendment No. 2 thereto Filed January 30, 1997.

** Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-QSB and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of
     Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(b)  Reports on Form 8-K:

         None

                                   SIGNATURES

         In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                (Registrant) OUTDOOR CHANNEL HOLDINGS, INC.

                   By: (Signature and Title)      /s/ Perry T. Massie
                                                 -------------------------------
                                                 Perry T. Massie, President
                                                 Dated: April 30, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   By: (Signature and Title)      /s/ Perry T. Massie
                                                 -------------------------------
                                                 Perry T. Massie, President,
                                                 CEO, and Director
                                                 Dated: April 30, 2004

                   By: (Signature and Title)      /s/ Thomas H. Massie
                                                 -------------------------------
                                                 Thomas H. Massie, Executive VP,
                                                 Secretary and Director
                                                 Dated: April 30, 2004

                   By: (Signature and Title)      /s/ William A. Owen
                                                 -------------------------------
                                                 William A. Owen, CFO
                                                 Dated: April 30, 2004

                   By: (Signature and Title)      /s/ Mark C. Corcoran
                                                 -------------------------------
                                                 Mark C. Corcoran, Chief
                                                 Accounting Officer and
                                                 Controller
                                                 Dated: April 30, 2004