Form 10-Q
period 2004-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2004-08-13
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004
                                        -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number: 0-17287

                         OUTDOOR CHANNEL HOLDINGS, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

           ALASKA                                         33-0074499
(State or other Jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                      43445 BUSINESS PARK DRIVE, SUITE 113
                           TEMECULA, CALIFORNIA 92590
              (Address and zip code of principal executive offices)

                                 (951) 699-4749
                (Issuer's telephone number, including area code)

      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                          at August 12, 2004
----------------------------                        ----------------------------
Common Stock, $.02 par value                                 6,098,635


                                      OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                               QUARTERLY REPORT ON FORM 10-Q
                                            FOR THE PERIOD ENDED JUNE 30, 2004

                                                     TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
                                               PART I. FINANCIAL INFORMATION
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003..................    2

          Unaudited Condensed Consolidated Statements of Income for the Three and Six Months
                   Ended June 30, 2004 and 2003.....................................................................    3

          Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2004 and 2003..................................................................................    4

          Notes to Unaudited Condensed Consolidated Financial Statements............................................    5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   12

          Recent Accounting Developments............................................................................   14

          Risks and Uncertainties...................................................................................   18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk................................................   26

ITEM 4.   Controls and Procedures...................................................................................   26

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.........................................................................................   27

ITEM 2.   Changes In Securities and Use of Proceeds.................................................................   27

ITEM 3.   Defaults Upon Senior Securities...........................................................................   27

ITEM 4.   Submission of Matters to a Vote of Security Holders.......................................................   27

ITEM 5.   Other Information.........................................................................................   27

ITEM 6.   Exhibits and Reports on Form 8-K..........................................................................   27

SIGNATURES..........................................................................................................   29

CERTIFICATIONS......................................................................................................   30

                                                           * * *

                                                            1


                                      OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In thousands, except per share data)
                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              2004               2003
                                                                                        ---------------     ---------------
                                                                                           (Unaudited)
                                                           ASSETS
                                                           ------
Current assets:
     Cash and cash equivalents                                                          $         9,614     $         7,214
     Investment in available-for-sale securities                                                    676                 550
     Accounts receivable, net of allowance for doubtful accounts of $211 and $234                 4,272               3,797
     Inventories                                                                                     83                  68
     Income tax refund receivable                                                                 1,120               1,143
     Current portion of deferred tax assets, net                                                    557                 525
     Other current assets                                                                           630                 671
                                                                                        ---------------     ---------------
                Total current assets                                                             16,952              13,968
                                                                                        ---------------     ---------------

Property, plant and equipment at cost, net:
     Membership division                                                                          3,547               3,253
     Outdoor Channel equipment and improvements                                                   2,114               2,032
                                                                                        ---------------     ---------------
                Property, plant and equipment, net                                                5,661               5,285
                                                                                        ---------------     ---------------
Trademark, net of accumulated amortization of $108 and $101                                         110                 118
Deferred tax assets, net                                                                            436                 436
Deposits and other assets                                                                           714                  41
                                                                                        ---------------     ---------------
                Totals                                                                  $        23,873     $        19,848
                                                                                        ===============     ===============
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                              $         2,022     $         1,790
     Accrued severance payments                                                                      96                 291
     Current portion of notes payable and capital lease obligations                                  48                 133
     Current portion of deferred revenue                                                             --                 409
     Customer deposits                                                                              749                  --
                                                                                        ---------------     ---------------
                Total current liabilities                                                         2,915               2,623

Accrued severance payments, net of current portion                                                   47                  66
Notes payable and capital lease obligations, net of current portion                                  --                  59
Deferred revenue, net of current portion                                                          1,164               1,225
Deferred satellite rent obligations                                                                 346                 380
                                                                                        ---------------     ---------------
                Total liabilities                                                                 4,472               4,353
                                                                                        ---------------     ---------------
Minority interest in subsidiary                                                                   2,791               2,302
                                                                                        ---------------     ---------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; 25,000 shares authorized; none issued                                          --                  --
     Common stock, $0.02 par value; 75,000 shares authorized:
          6,092 and 5,887 shares issued                                                             122                 118
     Common stock subscriptions receivable                                                           --                 (30)
     Cost of treasury stock (76 shares)                                                            (400)               (400)
     Additional paid-in capital                                                                   8,241               6,768
     Accumulated other comprehensive income (loss)                                                  (12)                 34
     Retained earnings                                                                            8,659               6,703
                                                                                        ---------------     ---------------
                Total stockholders' equity                                                       16,610              13,193
                                                                                        ---------------     ---------------
                Totals                                                                  $        23,873     $        19,848
                                                                                        ===============     ===============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                                             2


                             OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share data)
                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                             --------------------   --------------------
                                                                2004      2003        2004       2003
                                                             ---------  ---------   ---------  ---------
Revenues:
     Advertising                                             $  5,364   $  3,693    $ 10,190   $  7,475
     Subscriber fees                                            3,219      2,323       6,380      4,825
     Membership income                                            986      1,165       2,218      2,325
                                                             ---------  ---------   ---------  ---------
          Total revenues                                        9,569      7,181      18,788     14,625
                                                             ---------  ---------   ---------  ---------

Expenses:
     Satellite transmission fees                                  586        605       1,177      1,202
     Advertising and programming                                2,232      1,214       3,753      2,247
     Selling, general and administrative                        4,994      4,001       9,812      7,960
                                                             ---------  ---------   ---------  ---------

          Total expenses                                        7,812      5,820      14,742     11,409
                                                             ---------  ---------   ---------  ---------

Income from operations                                          1,757      1,361       4,046      3,216

Interest income (expense), net                                     18         (6)         33         (6)
                                                             ---------  ---------   ---------  ---------
Income before provision for income taxes
   and minority interest                                        1,775      1,355       4,079      3,210

Provision for income taxes                                        704        538       1,633      1,271
                                                             ---------  ---------   ---------  ---------

Income before minority interest                                 1,071        817       2,446      1,939

Minority interest in net income of consolidated subsidiary        227        150         489        351
                                                             ---------  ---------   ---------  ---------

Net income                                                   $    844   $    667    $  1,957   $  1,588
                                                             =========  =========   =========  =========

Earnings per common share:
     Basic                                                   $   0.14   $   0.12    $   0.33   $   0.30
                                                             =========  =========   =========  =========
     Diluted                                                 $   0.10   $   0.12    $   0.25   $   0.28
                                                             =========  =========   =========  =========

Weighted average number of common shares outstanding:
     Basic                                                      6,021      5,427       5,984      5,366
                                                             =========  =========   =========  =========
     Diluted                                                    6,237      5,783       6,222      5,696
                                                             =========  =========   =========  =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                                   3


                               OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                           2004       2003
                                                                                         --------   --------
Operating activities:
     Net income                                                                          $ 1,957    $ 1,588
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                      598        403
          Provision for doubtful accounts                                                     --        215
          Costs of services offset against subscription receivable                            --        251
          Realized gain on sale of available-for-sale securities                             (34)       (13)
          Minority interest in net income of consolidated subsidiary                         489        351
          Tax benefit from exercise of stock options                                         466         --

     Cash supplied (used) by changes in operating assets and liabilities:
          Accounts receivable                                                               (475)    (1,232)
          Inventories                                                                        (15)        --
          Other current assets                                                                41       (416)
          Income tax refund receivable                                                        23         --
          Deposits and other assets                                                         (673)       160
          Accounts payable and accrued expenses                                              232         68
          Accrued severance payments                                                        (214)        --
          Deferred revenue                                                                  (470)       343
          Customer deposits                                                                  749        231
          Deferred satellite rent obligations                                                (34)       (34)
                                                                                         --------   --------
              Net cash provided by operating activities                                    2,640      1,915
                                                                                         --------   --------
Investing activities:
     Purchases of property, plant and equipment                                             (966)    (1,042)
     Purchases of available-for-sale securities                                             (256)      (148)
     Proceeds from sale of available-for-sale securities                                      85         36
                                                                                         --------   --------
              Net cash used in investing activities                                       (1,137)    (1,154)
                                                                                         --------   --------
Financing activities:
     Net payments of stockholder loans                                                        --        (15)
     Principal payments on notes payable and capital leases                                 (144)      (116)
     Proceeds from exercise of stock options                                               1,011        209
     Proceeds from common stock subscriptions receivable                                      30         36
                                                                                         --------   --------
              Net cash provided by financing activities                                      897        114
                                                                                         --------   --------
              Net increase in cash and cash equivalents                                    2,400        875
Cash and cash equivalents, beginning of period                                             7,214      3,248
                                                                                         --------   --------
Cash and cash equivalents, end of period                                                 $ 9,614    $ 4,123
                                                                                         ========   ========

Supplemental disclosure of cash flow information:

     Interest paid                                                                       $    --    $    34
                                                                                         ========   ========
     Income taxes paid                                                                   $ 1,139    $ 1,660
                                                                                         ========   ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                                     4

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 1 - ORGANIZATION AND BUSINESS

DESCRIPTION OF OPERATIONS

         Outdoor Channel Holdings, Inc. ("Outdoor Channel Holdings," or collectively with its subsidiaries, the "Company") was incorporated under the laws of the State of Alaska on October 22, 1984 under the name Global Resources, Inc. and subsequently re-named Global Outdoors, Inc. The corporate name was changed to its present name in 2003.

         Our revenues include advertising fees from advertisements aired on The Outdoor Channel by The Outdoor Channel, Inc. ("TOC") (and include producer fees paid by outside producers to air their programs on The Outdoor Channel) and from advertisements in "Gold Prospectors and Treasure Hunters in the Great Outdoors" magazine; subscriber fees paid by cable and direct broadcast satellite, or DBS, operators that air The Outdoor Channel; membership fees from members in both LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospectors Association of America, Inc. ("GPAA") and other income including products and services related to gold prospecting, gold shows, trips and outings.

         Other business activities consist of the promotion and sale of an "Alaska trip", a gold mining expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman's which entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon, and South Carolina properties. Outdoor Channel Holdings has signed an agreement with another organization for the mutual use of mining properties.

         Outdoor Channel Holdings also owns a majority interest (82.4% and 83.6% at June 30, 2004 and 2003, respectively) in TOC. TOC operates The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, motor sports, gold prospecting, and related life-style programming. Assuming that all outstanding options to purchase common stock in TOC were exercised as of June 30, 2004 and 2003, the Company would have owned approximately 66.9% and 67.7%, respectively. TOC was incorporated under the laws of the State of Nevada in 1990 under the name Gold News Network, Inc. In 1996, the incorporated name was changed to its present name.

NOTE 2 - UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and its results of operations and cash flows for the six months ended June 30, 2004 and 2003. Information included in the consolidated balance sheet as of December 31, 2003 has been derived from, and certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 2003 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2003 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

         The results of the Company's operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year ending December 31, 2004.

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

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 3 - EARNINGS PER SHARE

         The Company has presented "basic" and "diluted" earnings per common share in the accompanying condensed consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company and TOC, its 82.4%-owned subsidiary, were issued during the period.

         The computation of diluted earnings per share takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise in the three and six months ended June 30, 2004 and 2003 of all of the outstanding stock options of Outdoor Channel Holdings and TOC, adjusted for the application of the treasury stock method, and the assumed payment in 2003 of deferred compensation that had been payable by the Company in common stock. The computation of diluted earnings per share for the three and six months ended June 30, 2004 also takes into account the reduction in net income applicable to common stock attributable to the increase in the minority interest (from approximately 17.6% to 33.1%) in the net income of TOC that results from the assumed exercise of all of TOC's outstanding stock options (the effect on net income for the three and six months ended June 30, 2003 of the assumed exercise of stock options was not material).

         The following table summarizes the calculation of the weighted average common shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                 2004       2003      2004       2003
                                               --------   --------  --------   --------
Numerators:
     Net income - basic                        $   844    $   667   $ 1,957    $ 1,588
     Deduct increase in minority interest
         attributable to assumed exercise
         of dilutive stock options of TOC         (196)        --      (421)        --
                                               --------   --------  --------   --------
     Net income - diluted                      $   648    $   667   $ 1,536    $ 1,588
                                               ========   ========  ========   ========
Denominators:
     Weighted average common shares
         outstanding - basic                     6,021      5,427     5,984      5,366
     Dilutive effect of potentially issuable
         common shares for accrued
         deferred compensation                      --        134        --        134
     Dilutive effect of potentially issuable
         common shares upon exercise of
         stock options of the Company as
         adjusted for the application of the
         treasury stock method                     216        222       238        196
                                               --------   --------  --------   --------
Diluted weighted average common shares
         outstanding                             6,237      5,783     6,222      5,696
                                               ========   ========  ========   ========

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 4 - PRO FORMA EFFECTS OF STOCK OPTIONS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinions No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

         Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost was recognized in the accompanying condensed consolidated financial statements for the stock options granted by the Company to its employees. The Outdoor Channel did not grant any options in the three and six months ended June 30, 2004 and 2003.

         The Company's historical net income and earnings per common share and pro forma net income and earnings (loss) per common share assuming compensation cost had been determined for the three and six months ended June 30, 2004 and 2003 based on the fair value at the grant date for all awards by the Company using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 are set forth below:

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                            -----------------------   -----------------------
                                              2004          2003         2004         2003
                                            ----------   ----------   ----------   ----------
Net income (loss):
     As reported                            $     844    $     667    $   1,957    $   1,588
     Stock-based employee compensation
         expense assuming a fair value
         based method had been used for
         all awards                              (758)        (131)      (1,515)        (180)
                                            ----------   ----------   ----------   ----------
     Pro forma - basic                      $      86    $     536    $     442    $   1,408
                                            ==========   ==========   ==========   ==========
     Pro forma - diluted                    $    (110)   $     536    $      21    $   1,408
                                            ==========   ==========   ==========   ==========

Basic earnings per share:
     As reported                            $    0.14    $    0.12    $    0.33    $    0.30
     Pro forma                              $    0.01    $    0.10    $    0.07    $    0.26

Diluted earnings (loss) per common share:
     As reported                            $    0.10    $    0.12    $    0.25    $    0.28
     Pro forma                              $   (0.02)   $    0.09    $    0.00    $    0.25

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 4 - PRO FORMA EFFECTS OF STOCK OPTIONS (CONCLUDED)

         The fair value of each option granted by Outdoor Channel Holdings in the six months ended June 30, 2004 and the year ended December 31, 2003 was estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends with the following assumptions:

                                          Six Months Ended      Year Ended
                                           June 30, 2004     December 31, 2003
                                          ----------------   -----------------
Risk-free interest rate                         4%              2.3% - 3.3%
Dividend yield                                  0%                   0%
Expected life of the option (years)            5-10                  5
Volatility factor                              72%                  77%

NOTE 5 - EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK BY THE COMPANY

         During the six months ended June 30, 2004 Outdoor Channel Holdings received cash proceeds of approximately $1,002 from the exercise of options for the purchase of 204 shares of common stock.

OUTDOOR CHANNEL HOLDINGS, INC. STOCK OPTION PLANS

         Descriptions of Outdoor Channel Holdings' and TOC's stock option plans are included in Note 8 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. A summary of the status of the options granted under Outdoor Channel Holdings' stock option plans and outside of those plans as of June 30, 2004 and the changes in options outstanding during the six months then ended is presented in the table that follows:

                                                 Six Months Ended June 30, 2004
                                                                      Weighted
                                                                       Average
                                                     Shares           Exercise
                                                 (in thousands)          Price
                                                 --------------   --------------
Outstanding at beginning of period                       659         $   16.42
Options granted                                           60              33.23
Options exercised                                       (204)             4.90
Options canceled or expired                               (4)            13.94
                                                   ----------
Options outstanding at end of period                     511         $   23.02
                                                   ==========

TOC'S STOCK OPTION PLAN

         No options were granted or cancelled and 18 options were exercised for net cash proceeds of $9 during the six months ended June 30, 2004 under TOC's stock option plan. As a result, options to purchase 2,469 shares of TOC's common stock at prices ranging from $1.50 to $5.00 per share remained outstanding and exercisable at June 30, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company is leasing its administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal shareholders and officers of the Company. The lease agreements currently require monthly rent payments aggregating to $20. These lease agreements expire on December 31, 2005. Rent expense was $61 in each of the three months ended June 30, 2004 and 2003 and $122 in each of the six months ended June 30, 2004 and 2003.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 7 - SEGMENT INFORMATION

         Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), the Company reports segment information in the same format as reviewed by the Company's Chief Operating Decision Maker (the "CODM"). The Company segregates its business activities into The Outdoor Channel, Membership Division and Corporate.

         The Outdoor Channel is a separate business activity that broadcasts television programming on "The Outdoor Channel" 24 hours a day, seven days a week. The Outdoor Channel generates revenue from advertising fees (which include producer fees paid by outside producers to air their programs on The Outdoor Channel) and subscriber fees.

         Lost Dutchman's and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes the sale of products and services related to gold prospecting, gold shows, trips and outings.

         Prior to September 30, 2003, the Company had reported segment information for the operations associated with its Trips and Outings Division (the "Trips and Outings Segment"). The sales, operating income and assets of the Trips and Outings Segment no longer meet the thresholds that require separate disclosure and the CODM no longer separately reviews such information. Accordingly, the Company discontinued reporting separate Trips and Outings Segment information in the third quarter of 2003. The Trips and Outings segment information is now included in the Membership Division information.

         In the fourth quarter of 2003, the Company began to report corporate overhead that is applicable to both segments, but not directly related to any given segment's operations, in a separate business segment, "Corporate." The expenses allocated to this business segment consist primarily of professional fees and certain general and administrative expenses.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 7 - SEGMENT INFORMATION (CONCLUDED)

         Information with respect to these reportable business segments as of and for the three and six months ended June 30, 2004 and 2003 follows. In addition, the Trips and Outing segment's and the Corporate segment's comparative information for the three months ended June 30, 2003 has been reclassified to conform with the presentation for the three and six months ended June 30, 2004.

                                                       Income (Loss)                                        Additions to
                                                       Before Income                     Depreciation         Property,
As of and for the                                        Taxes and         Total             and             Plant and
Three Months Ended                    Revenues       Minority Interest     Assets         Amortization       Improvements
------------------                   ------------      --------------    -----------      ------------       -------------
     June 30, 2004
     -------------
        The Outdoor Channel          $     8,414       $       2,064     $   17,260       $       213        $        192
        Membership Division                1,155                  25          6,613                86                 348
        Corporate                             --                (314)            --                --                  --
                                     ------------      --------------    -----------      ------------       -------------
                 Totals              $     9,569       $       1,775     $   23,873       $       299        $        540
                                     ============      ==============    ===========      ============       =============

     June 30, 2003
     -------------
        The Outdoor Channel          $     5,974       $       1,433     $    9,900       $       137        $        183
        Membership Division                1,207                  40          4,797                65                  98
        Corporate                             --                (118)            --                --                  --
                                     ------------      --------------    -----------      ------------       -------------
                 Totals              $     7,181       $       1,355     $   14,697       $       202        $        281
                                     ============      ==============    ===========      ============       =============

Six Months Ended
----------------
     June 30, 2004
     -------------
        The Outdoor Channel          $    16,308       $       4,471     $   17,260       $       426        $        504
        Membership Division                2,480                 172          6,613               172                 462
        Corporate                             --                (564)            --                --                  --
                                     ------------      --------------    -----------      ------------       -------------
                 Totals              $    18,788       $       4,079     $   23,873       $       598        $        966
                                     ============      ==============    ===========      ============       =============

     June 30, 2003
     -------------
        The Outdoor Channel          $    12,221       $       3,385     $    9,900       $       273        $        716
        Membership Division                2,404                  56          4,797               130                 326
        Corporate                             --                (231)            --                --                  --
                                     ------------      --------------    -----------      ------------       -------------
                 Totals              $    14,625       $       3,210     $   14,697       $       403        $      1,042
                                     ============      ==============    ===========      ============       =============

         Intersegment sales amounted to approximately $149 in each of the three months ended June 30, 2004 and 2003 and $298 in each of the six months ended June 30, 2004 and 2003.

NOTE 8 - INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

         During the six months ended June 30, 2004 and 2003, the Company incurred an unrealized gain (loss), net of tax effects, on its available for sale securities of approximately ($46) and $11, respectively.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 9 - RECENT DEVELOPMENTS

         On April 21, 2004, the Company announced the execution of a merger agreement which, as amended on May 18, 2004, and subject to shareholder approvals and certain other conditions, would result in the acquisition by Outdoor Channel Holdings of the remaining approximate 17.6% minority interest in TOC through (i) the merger of TOC with a newly-formed, wholly-owned subsidiary of Outdoor Channel Holdings, with TOC being the surviving corporation, and (ii) the exchange of each share of TOC common stock not already held by Outdoor Channel Holdings or its subsidiaries for 0.65 shares of Outdoor Channel Holdings' common stock. In addition, each outstanding option to purchase one share of TOC common stock would be exchanged for an option to purchase 0.65 shares of Outdoor Channel Holdings' common stock. On August 12, 2004, the Company obtained a permit qualifying the securities to be issued in the proposed merger under the California Corporate Securities Law of 1968.

         Based on the exchange ratio explained above and the outstanding capitalization of TOC as of June 30, 2004, Outdoor Channel Holdings would expect to issue at the closing approximately 1,228 shares of its common stock as well as options to purchase approximately 1,605 additional shares. If the exchange of shares had been consummated on June 30, 2004, Outdoor Channel Holdings would have had an approximate total of 7,320 outstanding shares of common stock, as well as outstanding options to purchase approximately 2,116 additional shares. The actual number of shares and options to be outstanding would depend upon the outstanding capitalization of each company at the time of closing. The proposed transaction is expected to qualify as a tax-free reorganization under the Internal Revenue Code.

         The acquisition of the 17.6% minority interest in TOC would be accounted for using the purchase method of accounting. The cost of acquiring the minority interest would include the aggregate fair value of the common shares of Outdoor Channel Holdings to be exchanged for common shares of TOC and certain other direct costs. The acquisition cost would be allocated based on the fair value of the assets of TOC being acquired and liabilities being assumed, including intangible assets that arise from contractual or other legal rights or meet certain other recognition criteria that underlie the 17.6% minority interest being acquired. Any excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired will be allocated to goodwill.

         Outdoor Channel Holdings expects that the cost of the acquisition of the minority interest in TOC would be approximately $49.9 million based on the expected issuance at the closing of approximately 1,228 shares of Outdoor Channel Holdings' common stock and the average closing price of $40.60 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the exchange. Although it has not completed its analysis of the fair value of the assets being acquired and liabilities being assumed that underlie the 17.6% minority interest being acquired, Outdoor Channel Holdings currently expects that substantially all of the of the estimated acquisition costs of $49.9 million would be allocated to intangible assets that would be subject to amortization and charged to expense in the consolidated statements of income over the seven year period subsequent to the closing.

         The exchange of vested options by Outdoor Channel Holdings for vested options of TOC would result in a charge to expense in the consolidated statement of income on the date of the closing equal to the intrinsic value of the options to be issued on that date net of any related income tax benefit. Assuming the options to purchase approximately 1,605 shares that Outdoor Channel Holdings expects to issue in exchange for vested options of TOC at the closing had a fair value of $37.00 per share based on the closing price of Outdoor Channel Holdings' common stock on July 30, 2004, the Company would incur a non-cash charge to operating expenses of approximately $33.3 million, net of income tax benefits of $22.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Outdoor Channel Holdings, Inc. ("Outdoor Channel Holdings" or collectively with its direct and indirect subsidiaries, the "Company") owns approximately 82.4% of the outstanding stock of The Outdoor Channel, Inc. ("TOC"). In the event all outstanding options to purchase Common Stock in TOC were exercised, as of June 30, 2004, the Company would own approximately 66.9% of TOC on a fully diluted basis.

         TOC operates The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, motor sports, gold prospecting and related life style programming. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospectors' Association of America, Inc. ("GPAA"). Lost Dutchman's is a national gold prospecting campground club with approximately 6,000 members and properties in Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 32,200 active members. GPAA is the publisher of the "Gold Prospectors and Treasure Hunters in the Great Outdoors" magazine and owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to its members.

         The Company's revenues include advertising fees from advertisements aired on The Outdoor Channel (which include producer fees paid by outside producers to air their program on The Outdoor Channel) and from advertisements in "Gold Prospector & Treasure Hunters in the Great Outdoors " magazine; subscriber fees paid by cable and direct broadcast satellite (known as DBS) operators that air The Outdoor Channel; membership fees from members in both Lost Dutchman's and GPAA and other income including products and services related to gold prospecting, gold shows, trips and outings.

     Key elements of our current business strategy are as follows:

         o Expanding marketing efforts in an attempt to grow The Outdoor Channel's subscriber base;
         o    Pursuing national advertising accounts for The Outdoor Channel'
         o Increasing production and licensing of high quality programming for The Outdoor Channel; and
         o Seeking new membership in our club organizations - GPAA and Lost Dutchman's

         The results of our operations for the three and six months ended June 30, 2004 reflect our pursuit of these strategies. In response to the recent slowing in the growth rate of the number of subscribers to The Outdoor Channel, we have launched a new marketing approach which involves spending more advertising dollars on a "demand-push strategy", which focuses on the cable and DBS operators, as compared to a "demand-pull strategy," which focuses on the viewers of The Outdoor Channel. The recent growth in our advertising revenue for the six months ended June 30, 2004 compared to the prior year comparable period reflects our increased focus on national advertising accounts. In order to assist in our building of a library of high quality programming and programming distribution rights, we are increasing our in-house production of programming compared to the amount of programming we previously produced in-house by The Outdoor Channel in the past. As a result, we expect that advertising and programming costs associated with these efforts will continue to increase in the foreseeable future both in absolute dollars and when expressed as a percentage of revenue.

         Membership income declined for the three and six months ended June 30, 2004 compared to the results from the prior year comparable periods, but we expect, based on results to date, that GPAA's summer 2004 Alaska Trip will perform well in comparison to the results of the 2003 Alaska Trip. Revenue from this trip is principally recognized in the third quarter. We, however, do not currently expect that the operations of Lost Dutchman's and GPAA will reflect significant revenue or profit growth during the remaining six months of the current year.

         Our ability to implement our business strategy requires that we successfully manage our operations and business, which we may not be able to do so as well as we anticipate. Our business is subject to numerous factors beyond our control and we may not be able to successfully implement our strategy and no assurances can be given that these efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenues or increase our profitability in the future under this business strategy, its results of operations could be adversely impacted.

         This discussion should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 that was previously filed with the Securities and Exchange Commission.

SAFE HARBOR STATEMENT

         The following information may include forward-looking statements. The Company's actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things:
(1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel and others; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to The Outdoor Channel; and
(4) other matters.

         These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) the risk that the previously announced proposed merger involving a subsidiary of Outdoor Channel Holdings and TOC may not close as expected or at all; (2) risks and uncertainties associated with the Company executing its business plan; (3) uncertainty and possible adverse publicity or a negative outcome which could result from the criminal legal proceeding currently pending against Perry T. Massie, the Chairman of the Board and Chief Executive Officer of Outdoor Channel Holdings and the Chairman of the Board and Co-President of TOC concerning a scuba dive in the Alabama River while Mr. Massie was in the process of scouting for a new show for The Outdoor Channel; (4) competitive factors; (5) the risk that advertising and subscriber revenues may not increase or may in fact decline; (6) the failure to develop or distribute popular shows on The Outdoor Channel; (7) the ability of The Outdoor Channel to attract sports personalities as spokespersons and show hosts that appeal to viewers; (8) the risk that the number of subscribers for The Outdoor Channel may not increase or may in fact decline; (9) the risk of primary satellite failure; (10) the Company's ability to attract and retain key personnel; and other factors which are discussed below under the caption "Risks and Uncertainties." In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934.

RECENT DEVELOPMENTS

         On April 21, 2004, the Company announced the execution of a merger agreement in which, subject to shareholder approvals and other conditions, Outdoor Channel Holdings would acquire the minority interest in TOC (17.6% as of June 30, 2004) by merging GPAA and TOC, two of its subsidiaries. On May 18, 2004, the Company announced the amendment and restatement of this merger agreement to change the structure of this proposed transaction so that Holdings would acquire all of the outstanding shares of TOC that it does not currently hold through a merger of a newly formed, wholly owned subsidiary of Holdings (instead of GPAA) and TOC, with TOC being the surviving corporation. Under the terms of this merger agreement, each share of TOC common stock not already held by Outdoor Channel Holdings or its subsidiaries would be exchanged into 0.65 shares of Outdoor Channel Holdings' common stock and each outstanding option to purchase one share of TOC common stock would be exchanged into an option to purchase 0.65 shares of Outdoor Channel Holdings' common stock, if the proposed merger closes. While, on August 12, 2004, the Company obtained a permit qualifying the securities to be issued in the proposed merger under the California Corporate Securities Law of 1968, the completion of the proposed merger is still subject to other closing conditions, and the transaction may not close as expected, or at all.

         Based on the outstanding capitalization of TOC as of July 30, 2004, Outdoor Channel Holdings expects to issue at the closing approximately 1.2 million shares of its common stock as well as options to purchase approximately
1.6 million additional shares if the proposed merger closes. Based on the exchange ratio of 0.65 and the capitalization of each company as of July 30, 2004, on completion of the proposed transaction, Outdoor Channel Holdings would expect to have outstanding approximately 7.2 million total shares of common stock as well as options to purchase approximately 2.1 million additional shares. The actual number of shares and options to be outstanding will depend upon the outstanding capitalization of each company at the time of closing.

         The proposed transaction is expected to qualify as a tax-free reorganization under the Internal Revenue Code. As of July 30, 2004, TOC had options to purchase approximately 2.5 million shares of common stock outstanding, all of which were exercisable. Accordingly, if the merger had closed on July 30, 2004, the Company would have incurred a non-cash charge to operating expenses equal to the difference between the aggregate exercise prices and the intrinsic value of the TOC options it would issue as a result of the transaction which, based on the closing price of Outdoor Channel Holdings' stock on July 30, 2004 of $37.00 per share, would have amounted to approximately $33.3 million net of a tax benefit of $22.1 million.

         Outdoor Channel Holdings expects that the cost of the acquisition of the minority interest in TOC would be approximately $49.9 million based on the expected issuance at the closing of approximately 1.2 million shares of Outdoor Channel Holdings' common stock and the average closing price of $40.60 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the exchange. Although it has not completed its analysis of the fair value of the assets being acquired and liabilities being assumed that underlie the 17.6% minority interest being acquired, Outdoor Channel Holdings expects that substantially all of the estimated acquisition costs of $49.9 million would be allocated to intangible assets that would be subject to amortization and charged to expense in the consolidated statements of income over the seven year period subsequent to the closing.

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

         The FASB had issued certain other accounting pronouncements as of June 30, 2004 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the three and six months ended June 30, 2004 or 2003 or that they will have a significant effect at the time they become effective.

COMPARISON OF OPERATING RESULTS FOR QUARTERS AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

         REVENUES

         Our revenues include revenues from advertising, subscriber fees, GPAA and Lost Dutchman's membership sales, merchandise sales and sponsored outings to prospect for gold. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel and from the sale of advertising space in publications such as the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine. For the three months ended June 30, 2004 and 2003, The Outdoor Channel generated approximately 96.9% and 97.3% of our advertising revenue, respectively. For the six months ended June 30, 2004 and 2003, TOC generated approximately 97.4% of our advertising revenue. Subscriber fees are solely related to The Outdoor Channel business segment. Membership income is generated by our activities other than the operation of The Outdoor Channel.

         Total revenues for the three months ended June 30, 2004 were $9,569,000, an increase of $2,388,000, or 33.3%, compared to revenues of $7,181,000 for the three months ended June 30, 2003. Total revenues for the six months ended June 30, 2004 were $18,788,000, an increase of $4,163,000, or 28.5%, compared to revenues of $14,625,000 for the six months ended June 30, 2003. This net increase was the result of changes in several items comprising revenue as discussed below.

         Advertising revenue for the three months ended June 30, 2004 was $5,364,000, an increase of $1,671,000 or 45.2% compared to $3,693,000 for the three months ended June 30, 2003. Advertising revenue for the six months ended June 30, 2004 was $10,190,000, an increase of $2,715,000 or 36.3% compared to
$7,475,000 for the six months ended June 30, 2003. The increase is driven by TOC being better able to compete for national advertising business as a result of obtaining Nielsen ratings which allowed us to demonstrate our household delivery. Nielsen reported that we had approximately 26 million subscribers at the end of June 2004 compared to 23.3 million at the end of June 2003 an increase of 2.7 million or 11.6%. The fact that we had Nielsen ratings and demographic data coupled with the increase in the number of subscribers allowed us to better utilize our advertising inventory and increase our effective rates realized on our advertising time on The Outdoor Channel. Further, as demand for our air time increased, the fees paid by third party programmers to air their programs on The Outdoor Channel increased.

         Subscriber fees for the three months ended June 30, 2004 were $3,219,000, an increase of $896,000 or 38.6% compared to $2,323,000 for the three months ended June 30, 2003. Subscriber fees for the six months ended June 30, 2004 were $6,380,000, an increase of $1,555,000 or 32.2% compared to
$4,825,000 for the six months ended June 30, 2003. The increase was primarily due to: the increased number of subscribers as noted above; contractual subscriber fee rate increases with existing affiliates; the beginning of payments late in 2003 from certain carriers who had previously received The Outdoor Channel without charge which were realized in the first and second quarters of 2004 and not in the comparable prior periods; and the increasing penetration of The Outdoor Channel on DirecTV.

         Membership income for the three months ended June 30, 2004 was $986,000, a decrease of $179,000 or 15.4% compared to $1,165,000 for the three months ended June 30, 2003. Membership income for the six months ended June 30, 2004 was $2,218,000, a decrease of $107,000 or 4.6% compared to $2,325,000 for the six months ended June 30, 2003. We believe the decrease in membership income was principally the result of the timing of the distribution of membership renewal forms earlier in 2003 than in 2004.

         EXPENSES

         Expenses consist of satellite transmission fees; advertising and programming; and selling, general and administrative expenses.

         Total expenses for the three months ended June 30, 2004 were $7,812,000, an increase of $1,992,000, or 34.2%, compared to $5,820,000 for the three months ended June 30, 2003. Total expenses for the six months ended June 30, 2004 were $14,742,000, an increase of $3,333,000, or 29.2%, compared to
$11,409,000 for the six months ended June 30, 2003. As a percentage of revenues, total expenses are 81.6% and 81.0% in the three months ended June 30, 2004 and 2003, respectively. As a percentage of revenues, total expenses are 78.5% and 78.0% in the six months ended June 30, 2004 and 2003, respectively. The increase in expenses was due to several factors but is principally driven by increasing advertising and programming expenses and increased selling, general and administrative expenses.

         Satellite transmission fees for the three months ended June 30, 2004 were $586,000, a decrease of $19,000, or 3.1%, compared to $605,000 for the three months ended June 30, 2003. Satellite transmission fees for the six months ended June 30, 2004 were $1,177,000, a decrease of $25,000, or 2.1%, compared to $1,202,000 for the six months ended June 30, 2003. This relatively static comparison reflects the fixed nature of our contracts for these services.

         Advertising and programming expenses for the three months ended June 30, 2004 were $2,232,000, an increase of $1,018,000 or 83.9% compared to
$1,214,000 for the three months ended June 30, 2003. Advertising and programming expenses for the six months ended June 30, 2004 were $3,753,000, an increase of $1,506,000 or 67.0% compared to $2,247,000 for the six months ended June 30, 2003. The increase in advertising and programming expenses is principally a result of our increased spending on consumer and trade industry awareness campaigns to build demand for and awareness of The Outdoor Channel. Part of the increase is also a result of our decision to produce more of our programming in-house. Advertising and programming expenses are expected to continue to grow faster than the expected growth in total revenue and increase as a percentage of revenue, as a larger percentage of our programming is produced in-house as opposed to production being provided by third party producers.

         Selling, general and administrative expenses for the three months ended June 30, 2004 were $4,994,000, an increase of $993,000 or 24.8% compared to $4,001,000 for the three months ended June 30, 2003. As a percentage of revenues, selling, general and administrative expenses were 52.2% and 55.7% for the three months ended June 30, 2004 and 2003, respectively. Selling, general and administrative expenses for the six months ended June 30, 2004 were $9,812,000, an increase of $1,852,000 or 23.3% compared to $7,960,000 for the three months ended June 30, 2003. As a percentage of revenues, selling, general and administrative expenses were 52.2% and 54.4% for the six months ended June 30, 2004 and 2003, respectively. The increase in the amount of these expenses is due to a number of factors including increases in personnel expenses of over $800,000 primarily resulting from: the increase in the number of employees from 108 at the end of June 2003 to 118 by the end of June 2004; increased depreciation expense as a result of our equipment purchases in 2004 and 2003 to support our growth; and our increased travel related to our increased sales staff and others to promote The Outdoor Channel.

         INCOME FROM OPERATIONS

         Income from operations for the three months ended June 30, 2004 was $1,757,000, an increase of $396,000 or 29.1% compared to $1,361,000 for the three months ended June 30, 2003. As a percentage of revenues, income from operations was 18.4% and 19.0% for the three months ended June 30, 2004 and 2003, respectively. Income from operations for the six months ended June 30, 2004 was $4,046,000, an increase of $830,000 or 25.8% compared to $3,216,000 for the six months ended June 30, 2003. As a percentage of revenues, income from operations was 21.5% and 22.0% for the six months ended June 30, 2004 and 2003, respectively. Growth of our expenses has slightly outpaced our revenue growth primarily resulting from our decision to produce more programming in-house.

         INTEREST INCOME (EXPENSE), NET

         Interest income (expense), net for the three months ended June 30, 2004 was $18,000, an increase of $24,000 compared to ($6,000) for the three months ended June 30, 2003. Net interest (expense)/income for the six months ended June 30, 2004 was $33,000, an increase of $39,000 compared to ($6,000) for the six months ended June 30, 2003. This improvement was primarily due to the retirement of the Company's debt to stockholders during 2003, resulting in less interest expense complemented by the interest earned on increased cash balances for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

         INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Income before provision for income taxes and minority interest decreased slightly as a percentage of revenues to 18.5% for the three months ended June 30, 2004 compared to 18.9% for the three months ended June 30, 2003. Income before provision for income taxes and minority interest decreased slightly as a percentage of revenues to 21.7% for the six months ended June 30, 2004 compared to 21.9% for the six months ended June 30, 2003.

         For The Outdoor Channel business segment, income before provision for income taxes and minority interest as a percentage of revenue increased to 24.5% for the three months ended June 30, 2004, compared to 24.0% for the three months ended June 30, 2003. This increase reflects the strength of our advertising revenue in achieving deeper penetration into the national ad sales market which carries a higher margin than direct response advertising.

         The Outdoor Channel business segment's income before provision for income taxes and minority interest as a percentage of revenue decreased to 27.4% for the six months ended June 30, 2004, compared to 27.7% for the six months ended June 30, 2003. The decrease was due mainly to the growth of our advertising and programming expenses in the second quarter as we continue to spend on creating demand for The Outdoor Channel.

         For the membership division segment, income before provision for income taxes and minority interest as a percentage of revenues decreased to 2.2% for the three months ended June 30, 2004 compared to 3.3% for the three months ended June 30, 2003. Income before provision for income taxes and minority interest as a percentage of revenues increased to 6.9% for the six months ended June 30, 2004 compared to 2.3% for the six months ended June 30, 2003. These increases principally reflect a concerted effort to control costs and make adjustments in our marketing and advertising effort that yielded increased sales while spending less on selling, general and administrative expenses. The performance in the second quarter of 2004 as compared to the first quarter of 2004 reflects a seasonal shift in our business with less gold shows in the second quarter as we prepared for the Alaska Trip.

         For the corporate business segment, loss before provision for income taxes and minority interest for the three months ended June 30, 2004 was $314,000, an increase of the loss of $196,000 or 166.1% compared to $118,000 for the three months ended June 30, 2003. As a percentage of revenues, corporate loss from operations was 3.3% and 1.6% for the three months ended June 30, 2004 and 2003, respectively. Loss before provision for income taxes and minority interest for the six months ended June 30, 2004 was $564,000, an increase of the loss of $333,000 or 144.2% compared to $231,000 for the six months ended June 30, 2003. As a percentage of revenues, corporate loss from operations was 3.0% and 1.6% for the six months ended June 30, 2004 and 2003, respectively. The expenses allocated to this business segment include: professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers' payroll and related expenses. The increase in the expenses of corporate business segment is principally related to legal fees resulting from corporate restructuring and various securities filings.

         PROVISION FOR INCOME TAXES

         The provision for income taxes for the three months ended June 30, 2004 was $704,000, an increase of $166,000 or 30.9% as compared to $538,000 for the three months ended June 30, 2003. The provision for income taxes for the six months ended June 30, 2004 was $1,633,000, an increase of $362,000 or 28.5% as compared to $1,271,000 for the six months ended June 30, 2003. The increase was due to the Company earning more taxable income in the second quarter of 2004 as compared to the second quarter of 2003. The effective income tax rate was approximately 39.7% for both three months ended June 30, 2004 and 2003. The effective income tax rate was approximately 40.0% and 39.6% for the six months ended June 30, 2004 and 2003, respectively.

         MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Minority interest for the three months ended June 30, 2004 was $227,000 compared to $150,000 for the three months ended June 30, 2003. Minority interest for the six months ended June 30, 2004 was $489,000 compared to $351,000 for the six months ended June 30, 2003. This was primarily due to the increased profitability of TOC along with a slight increase in the percentage ownership of TOC by the minority interest.

         NET INCOME

         Net income for the three months ended June 30, 2004 was $844,000 an increase of $177,000 or 26.5% compared to $667,000 for the three months ended June 30, 2003. Net income for the six months ended June 30, 2004 was $1,957,000 an increase of $369,000 or 23.2% compared to $1,588,000 for the six months ended June 30, 2003. As a percentage of sales, net income was 8.8% and 9.3% for the three months ended June 30, 2004 and 2003, respectively. As a percentage of sales, net income was 10.4% and 10.9% for the six months ended June 30, 2004 and 2003, respectively.

         EARNINGS PER SHARE

         Earnings per common share for the three months ended June 30, 2004 was $0.14 per basic share or $0.10 per diluted share compared with $0.12 per basic share or $0.12 per diluted share for the three months ended June 30, 2003. Earnings per common share for the six months ended June 30, 2004 was $0.33 per basic share or $0.25 per diluted share compared with $0.30 per basic share or $0.28 per diluted share for the six months ended June 30, 2003. Diluted earnings per share for the three and six months ending June 30, 2004 and June 30, 2003 reflect the material effects of the assumed exercise of all of the outstanding stock options granted by us and our subsidiary, TOC, and the application of the treasury stock method to the shares assumed to have been issued.

         The common stock of TOC is not publicly traded. In applying the treasury stock method in connection with the assumed exercise of the outstanding options of TOC and the computation of diluted earnings per share in 2003, we had determined the fair value of the shares of our subsidiary based on the selling price for those shares in actual cash transactions. However, there have been only a limited number of such transactions at infrequent intervals.

         During 2004, we obtained a valuation of TOC's shares from an independent valuation firm. That valuation was significantly above the value we had used in the three and six months ended June 30, 2003. We believe that this valuation is the best estimate to use as of June 30, 2004. Under the treasury stock method, the higher estimate resulted in a significant increase in the number of shares that would have been issued to the holders of TOC options and the portion of the net income of TOC allocable to minority stockholders in the computation of diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company provided cash from operations of $2,640,000 in the six months ended June 30, 2004, compared to $1,915,000 in the six months ended June 30, 2003 and had a cash and cash equivalents balance of $9,614,000 at June 30, 2004, which was an increase of $2,400,000 from the balance of $7,214,000 at December 31, 2003. Current assets increased to $16,952,000 at June 30, 2004 compared to $13,679,000 at December 31, 2003. Current liabilities increased to $2,915,000 at June 30, 2004 compared to $2,623,000 at December 31, 2003. Net working capital increased to $14,037,000 at June 30, 2004, compared to $11,345,000 at December 31, 2003. Total liabilities increased to $4,472,000 at June 30, 2004 compared to $4,353,000 at December 31, 2003.

         For the three months ended June 30, 2004, the Company generated income from operations of $1,757,000 compared to income from operations of $1,361,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, the Company generated income from operations of $4,046,000 compared to income from operations of $3,216,000 for the six months ended June 30, 2003. From 2000 through the present, the Company has financed its activities primarily from cash flows from operations. Between Outdoor Channel Holdings and TOC, we have two lines of credit which provide up to an aggregate of $1,650,000 of available funds with no outstanding borrowings and the availability to issue standby letters of credit for up to $140,000, none of which was utilized as of June 30, 2004. The Company does not have any present plans that would effect liquidity requirements on a long-term basis. The Company had no significant capital commitments as of June 30, 2004. The capital improvements the Company made in 2003 and 2004, which included purchasing high definition camera equipment for TOC, were funded with cash from operations. The long-term liquidity requirement could change in the event the Company changes its business strategy, including TOC's methods of increasing subscribers, producing in-house programming and/or making a significant acquisition.

         As of June 30, 2004, the Company does not have notes payable outstanding.

         As of June 30, 2004, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. TOC is generating cash flow in excess of its short-term cash flow requirements and is continuing the trend of increased revenues. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated increased levels through at least June 30, 2005. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company could be required to seek financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its shareholders. Significant dilution may be incurred by present shareholders as a result of any such financing.

         We continually review our business opportunities to assess the feasibility of enhancing our operations or our competitive position. The results of such analysis could result in the dedication of capital to take advantage of the opportunities so identified. Currently we are reviewing modest improvements to our properties and are reviewing the capital requirements for broadcasting in high definition. To date, the Company has purchased some high definition equipment out of cash flow. Significant commitments for additional capital purchases have not been made.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

         There were no significant changes in the Company's critical accounting policies during the second quarter of 2004.

RISK AND UNCERTAINTIES

         In addition to the other information contained in this report, readers should consider carefully the following factors and uncertainties in evaluating our business. Our business and operations are subject to a number of risks and uncertainties and the following list should not be considered to be a definitive list of all factors that my affect our business, financial condition and future results of operations, and the following list should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the Securities and Exchange Commission.

         WE ARE SEEKING TO ACQUIRE THE SHARES OF THE OUTDOOR CHANNEL, INC. THAT WE DO NOT ALREADY HOLD PURSUANT TO A PENDING MERGER, WHICH IS SUBJECT TO CLOSING CONDITIONS. OUR FINANCIAL RESULTS WILL BE SIGNIFICANTLY IMPACTED IN THE FISCAL QUARTER DURING WHICH WE COMPLETE THE PROPOSED ACQUISITION AND FOR SEVERAL YEARS THEREAFTER.

         We are seeking to acquire all of the common shares (approximately 17.6%) of TOC that we do not currently hold under the terms of a previously announced merger agreement and a proposed exchange of shares of our common stock and our options for shares of TOC's common stock and TOC's options. If and when this proposed acquisition of the minority interest in TOC is completed, we anticipate we would be required to issue vested options to purchase approximately 1.6 million shares of our common stock in exchange for outstanding vested options to acquire approximately 2.5 million shares of TOC's common stock. As a result, we would also be required to record a non-cash charge equal to the intrinsic value (the market price less the exercise price of our shares at the date of the exchange) of each of the options we exchange for options of TOC. If the merger were to have closed on July 30, 2004, the non-cash charge, based on the closing price of our stock of $37.00 per share, would have been approximately $33.3 million, net of income tax benefits of $22.1 million. The actual amount of the non-cash charge resulting from the exchange of options would ultimately be determined by the number of options exchanged and the stock price for our common stock on the date the exchange is consummated. It is likely that this non-cash charge would cause us to report a significant net loss for the fiscal quarter in which the exchange is consummated, and such an event may have a negative impact on our stock price.

         Further, we expect that the cost of the acquisition of the minority interest in TOC would be approximately $49.9 million based on the expected issuance at the closing of approximately 1,228 shares of our common stock and the average closing price of $40.60 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the exchange. We also understand that substantially all of the estimated acquisition cost could be allocated to intangible assets that would be subject to amortization and charged to expense in our consolidated financial statements over the seven year period subsequent to closing. It is also likely that the non-cash charges for such amortization would also have a negative impact on our earnings and our stock price over the amortization period.

         While, on August 12, 2004, the Company obtained a permit qualifying the securities to be issued in the proposed merger under the California Corporate Securities Law of 1968, the completion of the proposed merger is still subject to other closing conditions, and the transaction may not close as expected, or at all.

          WE MAY NOT BE ABLE TO EFFECTIVELY EXECUTE OUR BUSINESS STRATEGY, AND AS A RESULT OUR REVENUES AND OUR PROFITABILITY MAY NOT INCREASE OR IMPROVE.

         Our strategy includes (1) expanding marketing efforts in an attempt to grow our subscriber base, (2) pursuing national advertising accounts, (3) increasing production and licensing of high quality programming, and (4) seeking new membership in our club organizations - GPAA and Lost Dutchman's. This strategy requires that we successfully manage our business and operations and there can be no assurances that we will be able to successfully implement our business strategy or that our efforts will result in increased revenues or improved profitability. If we are not able to increase our revenue or improve profitability, our results of operations could be adversely affected.

         Growing our subscriber base depends upon many factors such as the success of our marketing efforts in driving consumer demand for The Outdoor Channel, overall growth in cable and DBS subscribers, the popularity of our programming, our ability to negotiate new carriage agreements and maintain existing agreements and distribution, and other factors beyond our control. There can be no assurance that we will be able to increase the subscriber base of The Outdoor Channel on cable and DBS systems or that such carriage will not be adversely affected as a result of a number of factors.

         Our ability to actively pursue national advertising accounts and thus to increase advertising rates depends upon the popularity of our programming and the demographics of our viewers, as well as strategies taken by our competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for national advertising accounts and related advertising expenditures is intense. We face competition for such advertising expenditures from a variety of sources, including other cable companies and other media. We cannot assure you that our sponsors will pay advertising rates for commercial air time at which we can make a profit or that we will be able to attract new advertising sponsors or increased advertising revenues.

         Building a library of programs by increasing our production and licensing high quality programming and program distribution rights requires significant resources. We currently produce approximately 15% to 20% of our programming. Although we have recently upgraded our Temecula, California production facility, we expect that additional expenditures will be required. Additionally, we rely on our producers and hosts to produce much of our programming. We acquire the remaining percentage of our shows from independent producers. Although we are generally able to acquire shows at costs that allow us to generate a profit, there is no assurance that we will be able to do so in the future. Moreover, if TOC cannot acquire, develop or produce original programming of interest to our audience, then the number of viewers of The Outdoor Channel would be adversely affected with would adversely impact revenues and results or operations.

         Our ability to attract new membership in our club organizations - GPAA and Lost Dutchman's, depends upon our ability to attract viewers with these interests to The Outdoor Channel and the success of direct mail campaigns, continued sponsorship of gold shows around the country and introductory outings held at our campsites. We cannot assure you that we will succeed in cross-selling our club organizations, their products and services to viewers of The Outdoor Channel or that viewers of The Outdoor Channel or our existing club members will maintain current interest levels in these activities. Furthermore, we cannot assure you that our direct mail campaigns will drive interest in the clubs or that continued sponsorship of gold shows around the country and introductory outings to be held at our campsites will successfully attract new members or retain existing members. A decline in membership in our club organizations could adversely affect our results of operations.

          UNCERTAINTIES AND POSSIBLE ADVERSE PUBLICITY OR A NEGATIVE OUTCOME WHICH MIGHT ARISE IN CONNECTION WITH A CRIMINAL LEGAL PROCEEDING PENDING AGAINST ONE OF OUR PRINCIPAL EXECUTIVE OFFICERS COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

         In October 2003 Perry T. Massie, Chief Executive Officer, President and Chairman of the Board of Outdoor Channel Holdings, Inc. and Chairman of the Board and Co-President of The Outdoor Channel, Inc., was evaluating the possibility of filming a television show to air on The Outdoor Channel that would feature scuba diving in the Alabama River and the history surrounding the river and Selma, Alabama. In the process of scouting for the new show, Mr. Massie made a dive in the Alabama River. Mr. Massie's guide was the owner/operator of a local scuba shop and diving school who was experienced in diving that area of the river and familiar with its history. The area of their dive was not designated as a historical site. During the dive, the other diver discovered a pre-Civil War carbine, but Mr. Massie did not find any significant relics. On returning to the dock after the dive, the two men were arrested under a 1999 Alabama law that makes it a felony to intentionally and knowingly remove, alter, disturb or destroy cultural resources without prior permission. On April 8, 2004, the grand jury in Dallas County, Alabama issued an indictment against Mr. Massie on the charges. Absent the dismissal of these charges, the case is currently scheduled to go to trial on November 29, 2004. Although Mr. Massie believes he has done nothing wrong and is vigorously defending himself against these charges, it is possible that the Company's business or results of operations could be adversely impacted to the extent uncertainty, adverse reaction or negative publicity result from the pending trial. In addition, at this time the Company is unable to predict the full extent to which its business would be impacted if the matter is resolved negatively for Mr. Massie, however, the Company could be adversely impacted by being deprived of Mr. Massie's services, by a decline in revenues or by possible additional costs and expenses.

         WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR PROJECTED GROWTH, AND OUR GROWTH AND PROFITABILITY MAY NOT CONTINUE, WHICH MAY RESULT IN A DECREASE IN OUR STOCK PRICE.

         We have undergone rapid and significant growth over the last several years, and our strategic objectives include not only further developing and enhancing our existing business, but also expanding our in-house production capabilities. There are risks inherent in rapid growth and working toward achieving new strategic objectives, such as: directing capital resources at appropriate infrastructure, including facilities, information technologies systems and other equipment to support a growing organization; hiring and training new management, sales and marketing, production, and other personnel and the diversion of management's attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service. We cannot assure you that we will be able to successfully manage our projected growth or that we will be successful in managing our business objectives. We can provide no assurance that our profitability or revenues will not be adversely affected by future changes in our business. Slower or less profitable growth or losses could adversely affect our results of operations and resulting stock price.

          CABLE AND DBS OPERATORS COULD DISCONTINUE OR REFRAIN FROM CARRYING THE OUTDOOR CHANNEL OR MOVE IT TO LESS HIGHLY-PENETRATED PACKAGES, WHICH COULD ADVERSELY AFFECT THE NUMBER OF VIEWERS.

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

          IF THE OUTDOOR CHANNEL IS PLACED IN UNPOPULAR PROGRAM PACKAGES BY CABLE OR DBS OPERATORS, OR IF SERVICE FEES ARE INCREASED FOR OUR SUBSCRIBERS, THE NUMBER OF VIEWERS OF THE OUTDOOR CHANNEL MAY DECLINE WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

         We do not control which cable channels The Outdoor Channel is packaged with by cable or DBS operators. The placement by a cable or DBS operator of The Outdoor Channel in an unpopular program package could reduce the number of our viewers. In addition, we do not set the prices charged by cable and DBS operators to their subscribers when The Outdoor Channel is packaged with other cable channels. The prices for the channel packages in which The Outdoor Channel is bundled may be set too high to appeal to individuals who might otherwise be interested in our network. Further, if The Outdoor Channel is bundled with networks that do not appeal to our viewers or is moved to packages with fewer subscribers, we will lose viewers. These factors may adversely affect the number of viewers of The Outdoor Channel, which in turn could have an adverse effect on our business, results of operations and financial condition.

          IF WE FAIL TO DEVELOP AND DISTRIBUTE POPULAR PROGRAMS, OUR VIEWERSHIP WOULD LIKELY DECLINE WHICH COULD CAUSE ADVERTISING REVENUE TO DECREASE.

         Our operating results depend significantly upon the generation of advertising revenue, mainly from manufacturers of products used by outdoorsmen. Our ability to generate advertising revenues is largely dependent on our Nielsen ratings, which estimates the number of viewers of The Outdoor Channel, and this directly impacts the level of interest of advertisers. If we fail to program popular shows which maintain or increase our current number of viewers, our Nielsen ratings could decline, which in turn could cause our advertising revenue to decline and adversely impact our results of operations.

          WE MAY NOT BE ABLE TO RETAIN AND RECRUIT SPORTS PERSONALITIES OR OTHER PERSONS THAT APPEAL TO OUR VIEWERS AS SPOKESPERSONS AND PROGRAM HOSTS.

         Our success depends, in part, upon our ability to recruit, contract with and retain sportspersons and other persons who have the recognition, ability and charisma to make television programs and events interesting and entertaining to our viewers. There can be no assurance that we will be able to retain our current spokespersons and hosts or identify and contract with new spokespersons and hosts in the future. Our failure to attract and retain spokespersons and hosts that appeal to our viewing audience could lead to a decline in The Outdoor Channel's viewing audience and market share.

          IF THE COSTS ASSOCIATED WITH INCREASING THE NUMBER OF OUR SUBSCRIBERS ARE HIGHER THAN WE ANTICIPATE, OR IF WE ARE OTHERWISE UNABLE TO INCREASE THE NUMBER OF OUR SUBSCRIBERS OR PREVENT THE NUMBER OF OUR SUBSCRIBERS FROM DECREASING, OUR PROFITABILITY AND RESULTS FROM OPERATIONS COULD BE ADVERSELY IMPACTED.

         Although we currently have plans to increase our marketing and sales efforts in attempts to increase our number of subscribers, which in turn may result in an increase in our advertising rates, we may not be able to do so economically or at all. Growth in The Outdoor Channel's subscriber base has recently slowed, and efforts to attempt to grow the subscriber base may not be successful for a number of reasons, including reasons beyond our control. If we are unable to increase the number of our subscribers on a cost effective basis, or if the benefits of doing so do not materialize, our business and operating results may be adversely affected.

          THE SATELLITE INFRASTRUCTURE THAT WE USE MAY FAIL OR BE PREEMPTED BY ANOTHER SIGNAL, WHICH COULD RESULT IN OUR ABILITY TO DELIVER PROGRAMMING TO OUR CABLE AND DBS OPERATOR CUSTOMERS.

         Our ability to deliver programming to cable and DBS operators, and their subscribers, is dependent upon the satellite equipment we use and software working properly to distribute our programming. If this system fails, or a signal with a higher priority replaces our signal, which is determined by our agreement with the owner of the satellite, we may not be able to deliver programming to our cable and DBS operator customers and their subscribers within the time periods advertised. In turn, we may lose subscribers, our revenue will fall and our ability to offer programming and services would be adversely impacted. We are currently negotiating with our satellite provider in an attempt to remove the clause in the contract which permits preemption of The Outdoor Channel under certain circumstances, but no assurances can be given that we will be successful in our attempt

          OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED AND OUR STOCK PRICE MAY DECLINE IF THE ANTICIPATED LAUNCH OF THE OUTDOOR CHANNEL'S HIGH DEFINITION NETWORK IS NOT AS SUCCESSFUL AS WE ARE CURRENTLY PLANNING.

         In May 2004, we announced plans to launch a new and separate network offering outdoor programming entirely in high definition. This new network, which will be referred to as Outdoor Channel 2 HD, is expected to offer programming both shared with and independent of the existing Outdoor Channel programming. There can be no assurances that Outdoor Channel 2 HD will debut in July 2005 as originally anticipated or will not incur unexpected costs and expenses.

         Distribution of Outdoor Channel 2 HD will depend on successfully executing distribution agreements with cable and DBS operators. There are no assurances such agreements can be made and if they are made they will be of uncertain duration and terms and may involve the granting of periods of free service and/or marketing commitments to encourage carriage.

         The public may not adopt HD consumer television equipment in numbers sufficient to allow profits for an advertiser-supported service. Bandwidth restraints may keep Outdoor Channel 2 HD from achieving sufficient distribution from affiliates to reach profitability. Competition for quality HD content may increase the costs of programming for Outdoor Channel 2 HD, increasing costs beyond our control.

         All of these factors, combined or separately, could prevent the launch of the new channel, or if the new channel is launched, could increase costs or restrain revenue to prevent profitable operations.

          EXPENSES RELATING TO PROGRAMMING COSTS ARE GENERALLY INCREASING AND A NUMBER OF FACTORS CAN CAUSE COST OVERRUNS AND DELAYS. OUR RESULTS FROM OPERATIONS MAY BE ADVERSELY IMPACTED IF WE ARE NOT ABLE TO SUCCESSFULLY RECOVER THE COSTS OF DEVELOPING AND ACQUIRING NEW PROGRAMMING.

         The cost of programming has generally increased recently for the cable industry and this escalation may continue. We plan to build our programming library through the acquisition of long-term broadcasting rights or the outright ownership of programs and this is expected to lead to a substantial increase in programming costs. The development, production and completion of television programs require a significant amount of capital and there are substantial financial risks inherent in developing and producing television programs. Actual program costs may exceed their budgets. Factors such as labor disputes, death or disability of key spokespersons or program hosts, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or prevent completion of a project. If we are not able to successfully recover the costs of developing or acquiring programming through increased revenues, whether the programming is produced by us or acquired from third-party producers, our results from operations and cash flows will be adversely impacted.

          TECHNOLOGIES IN THE CABLE TELEVISION AND DBS INDUSTRY ARE CONSTANTLY CHANGING, AND OUR FAILURE TO ACQUIRE OR MAINTAIN STATE-OF-THE-ART TECHNOLOGY MAY HARM OUR BUSINESS AND COMPETITIVE ADVANTAGE.

         The technologies used in cable and DBS industries are rapidly evolving. Many technologies and technological standards are in development and have the potential to significantly transform the ways in which programming is created and transmitted. In addition, under some of our MSO contracts, we may be required to encrypt our signal. We cannot accurately predict the effects that implementing new technologies will have on our programming and broadcasting operations. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in adversely affecting our business and results of operations.

         WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

         Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. All of our employees are "at-will". Any of our officers or key employees could leave at any time, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our President and Chief Executive Officer and Co-President of The Outdoor Channel, Inc., or Thomas H. Massie, our Executive Vice President, or William A. Owen, our Chief Financial Officer, or Andrew J. Dale, the Chief Executive Officer and Co-President of The Outdoor Channel, Inc., could adversely impact our business. In this regard, Perry T. Massie is currently the subject of a criminal legal proceeding with a trial date set for November 29, 2004, and we are unable to determine the impact of a negative decision in the case, however, the Company could be adversely impacted by being deprived of Mr. Massie's services for a period of time. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

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

         Regulatory carriage requirements also could adversely affect the number of channels available to carry The Outdoor Channel. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable systems' channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. The imposition of such additional must carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop some cable programming services.

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

         In the future, any increased regulation of rates, and in particular the rates for basic cable services, could, among other things, put downward pressure on the rates charged by cable programming services, and affect the ability or willingness of cable system operators to retain or to add The Outdoor Channel network on their cable systems. If, in response to any rate regulation, cable system operators implement channel offering structures that require subscribers to affirmatively choose to pay a separate fee to receive The Outdoor Channel network, either by itself or in combination with a limited number of other channels, the number of viewers for The Outdoor Channel could be adversely affected.

         The regulation of programming services, cable television systems and satellite licensees is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements are difficult to anticipate and our business may be adversely affected by future legislation, new regulation or deregulation.

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

          BECAUSE WE EXPECT TO BECOME INCREASINGLY DEPENDENT UPON OUR INTELLECTUAL PROPERTY RIGHTS, OUR INABILITY TO PROTECT THOSE RIGHTS COULD NEGATIVELY IMPACT OUR ABILITY TO COMPETE.

         We currently license most of our programs from third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all, or properly maintain and document such rights.

         If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed. Protecting our intellectual property rights by pursuing those who infringe or dilute our rights or defending against third party claims can be costly.

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

         OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY, AND COMPARISONS OF OUR OPERATING RESULTS ARE NOT NECESSARILY MEANINGFUL AND SHOULD NOT BE RELIED UPON AS AN INDICATOR OF FUTURE PERFORMANCE.

         Our operations are influenced by many factors that we cannot fully control. These factors may cause our financial results to vary significantly in the future and our operating results may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock may decline. Factors that can cause our results to fluctuate include, but are not limited to: carriage decisions of cable and DBS operators; demand for advertising and advertising rates and offerings of competing media; changes in the growth rate of cable and DBS subscribers; cable and DBS operators' capital and marketing expenditures and their impact on programming offerings and penetration; seasonal trends in viewer interests and activities; pricing, service, marketing and acquisition decisions that could reduce revenues and impair quarterly financial results; the mix of cable television and DBS-delivered programming products and services sold and the distribution channels for those products and services; our ability to react quickly to changing consumer trends; specific economic conditions in the cable television and related industries; and changing regulatory requirements.

         Due to the foregoing and other factors, many of which are beyond our control, our revenue and operating results vary from period to period and are difficult to forecast. Our expense levels are based in significant part on our expectations of future revenue. Therefore, our failure to meet revenue expectations would seriously harm our business, operating results, financial condition and cash flows. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect our profitability because our expenses would remain relatively fixed and would not decrease correspondingly.

         WE MAY BE UNABLE TO ACCESS CAPITAL ON ACCEPTABLE TERMS TO FUND OPERATIONS AT PROJECTED LEVELS.

         Our future capital requirements will depend on numerous factors, including the success of our efforts to increase advertising revenues and the amount of resources devoted to increasing distribution of The Outdoor Channel and acquiring and producing programming for The Outdoor Channel. As a result, we could be required to raise substantial additional capital through debt or equity financing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing shareholders. If we raise additional capital through the issuance of debt securities, the debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, our current business strategies and plans may be adversely affected.

          WE MUST COMPLY WITH MANY LOCAL, STATE, FEDERAL AND ENVIRONMENTAL REGULATIONS, FOR WHICH COMPLIANCE MAY BE COSTLY AND MAY EXPOSE US TO SUBSTANTIAL PENALTIES.

         Our recreational outdoor activity affiliates, GPAA and Lost Dutchman's, share the general risks of all outdoor recreational activities - personal injury, environmental compliance and real estate and environmental regulation. In addition to the general cable television industry regulations, we are also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies. Our prospecting clubs are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, development and other utilization of its properties. We cannot predict what impact future regulations may have on these businesses. In addition, failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or costs or revocation of our operating licenses, which would have a material adverse effect on our business, financial condition and results of operations.

         CONSOLIDATION AMONG CABLE AND SATELLITE DISTRIBUTORS MAY HARM OUR BUSINESS.

         Cable and satellite operators continue to consolidate, making The Outdoor Channel increasingly dependent on fewer operators. If these operators fail to carry The Outdoor Channel, use their increased bargaining power to negotiate less favorable terms of carriage, or take advantage of additional volume discounts, our business and results from operations could be harmed.

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

          SOME OF OUR EXISTING SHAREHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL SHAREHOLDERS.

         Our current officers, directors and greater than 5% shareholders together control approximately 78% of our outstanding common stock. As a result, these shareholders, acting together, would be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our shareholders. In addition, the interests of these shareholders may not always coincide with our interests as a company or the interests of other shareholders. Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve.

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

         CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT OUR REPORTED RESULTS OF OPERATIONS.

         We prepare our financial statements to conform with accounting principles generally accepted in the United States, or GAAP. GAAP are subject to interpretations by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to business combinations and employee stock option grants have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or on the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's material financial instruments consist of its cash and cash equivalents, investments in available-for-sale securities, accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximated their fair values at June 30, 2004 and 2003 and at December 31, 2003. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments.

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

         During the fiscal three months ended June 30, 2004, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number             Description
--------------             -----------

2.1                        Amended and Restated Agreement and Plan of Merger
                           among The Outdoor Channel, Inc., Outdoor Channel
                           Holdings, Inc. and Gold Prospector's Association of
                           America, Inc. dated as of May 12, 2004 (filed as
                           Exhibit 2.1 to the Company's Current Report on Form
                           8-K filed on May 18, 2004 and incorporated herein by
                           reference).
3.1                        Amended and Restated Articles of Incorporation of
                           Outdoor Channel Holdings, formerly known as Global
                           Outdoors, Inc., dated June 12, 2002 and filed with
                           the State of Alaska Commissioner of the Department of
                           Community and Economic Development, Division of
                           Banking Securities and Corporations on June 21, 2002
                           (filed as Exhibit 3 to the Company's Form 10-Q for
                           the quarter ended June 30, 2002 and incorporated
                           herein by reference).
3.2                        Articles of Amendment of Articles of Incorporation of
                           Outdoor Channel Holdings, Inc., formerly known as
                           Global Outdoors, Inc., dated June 24, 2003, and filed
                           with the State of Alaska Department of Community and
                           Economic Development, Division of Banking, Securities
                           and Corporations on June 27, 2003 (filed as Exhibit
                           3.1 to the Company's Form 10-Q for the quarter ended
                           June 30, 2003 and incorporated herein by reference).
3.3                        Amended and Restated By-Laws of Outdoor Channel
                           Holdings, Inc., formerly known as Global Outdoors,
                           Inc., dated March 31, 2003 (filed as Exhibit 3.2 to
                           the Company's Form 10-Q for the quarter ended June
                           30, 2003 and incorporated herein by reference).
31.1                       Certification by Chief Executive Officer
31.2                       Certification by Chief Financial Officer
32.1**                     Section 1350 Certification by Chief Executive Officer
32.2**                     Section 1350 Certification by Chief Financial Officer
---------------

** Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K:

During the fiscal quarter ended June 30, 2004 we filed the following Current Reports on Form 8-K:

         (1) Current Report on Form 8-K, dated and filed with the SEC on April 21, 2004, reporting under Item 5, "Other Events," the execution of an Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector's Association of America, Inc.

         2) Current Report on Form 8-K, dated and filed with the SEC on April 30, 2004, reporting under Item 12, "Results of Operations and Financial Condition," our issuance of a press release reporting our financial results for the three-month period ended March 31, 2004.

         (3) Current Report on Form 8-K, dated and filed with the SEC on May 3, 2004, reporting under Item 12, "Results of Operations and Financial Condition," our issuance of a press release announcing that The Outdoor Channel, Inc. is set to launch an HD network to debut in July 2005.

         (4) Current Report on Form 8-K, dated May 12, 2004 and filed with the SEC on May 18, 2004 reporting under
                           Item 5, "Other Events," the execution of an amendment and restatement to the Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector's Association of America, Inc.

         (5) Current Report on Form 8-K, dated and filed with the SEC on May 25, 2004, reporting under Item 5, "Other Events," legal proceedings involving the Company's Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OUTDOOR CHANNEL HOLDINGS, INC.

                                    /s/ William A. Owen
                                    -------------------------------------------
                                    WILLIAM A. OWEN
                                    Authorized Officer, Chief Financial Officer
                                    and Chief Accounting Officer
                                    Date: August 13, 2004