Form 10-Q
period 2004-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2004-11-12
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number: 0-17287
                                 -------

                         OUTDOOR CHANNEL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                               20-1558098
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
             Class                                     at November 12, 2004
-----------------------------                      -----------------------------
Common Stock, $0.001 par value                              17,894,917

                                    OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                             QUARTERLY REPORT ON FORM 10-Q
                                        FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                                   TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
                                             PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003.............2

          Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months
                   Ended September 30, 2004 and 2003................................................................3

          Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Nine Months Ended
              September 30, 2004....................................................................................4

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2004 and 2003.............................................................................5-6

          Notes to Unaudited Condensed Consolidated Financial Statements............................................7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....................16

          Recent Accounting Developments............................................................................

          Risks and Uncertainties...................................................................................26

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk................................................34

ITEM 4.   Controls and Procedures...................................................................................34

                                              PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.........................................................................................35

ITEM 2.   Changes In Securities and Use of Proceeds.................................................................35

ITEM 3.   Defaults Upon Senior Securities...........................................................................35

ITEM 4.   Submission of Matters to a Vote of Security Holders.......................................................35

ITEM 5.   Other Information.........................................................................................36

ITEM 6.   Exhibits and Reports on Form 8-K..........................................................................36

SIGNATURES..........................................................................................................38

CERTIFICATIONS

                                                         * * *

                         OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except per share data)

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     2004               2003
                                                                 -------------     -------------
                                                                  (Unaudited)
                                              ASSETS
                                              ------
Current assets:
     Cash and cash equivalents                                   $     11,681      $      7,214
     Investment in available-for-sale securities                          733               550
     Accounts receivable, net of allowance
       for doubtful accounts of $267 and $254                           4,112             3,797
     Inventories                                                           83                68
     Income tax refund receivable                                         198             1,143
     Current portion of deferred tax assets, net                          558               525
     Other current assets                                                 214               671
                                                                 -------------     -------------
                Total current assets                                   17,579            13,968
                                                                 -------------     -------------

Property, plant and equipment at cost, net:
     Membership division                                                3,547             3,253
     Outdoor Channel equipment and improvements                         2,483             2,032
                                                                 -------------     -------------
                Property, plant and equipment, net                      6,030             5,285
                                                                 -------------     -------------
Trademark, net of accumulated amortization of $112 and $101               107               118
Deferred tax assets, net                                               21,214               436
Goodwill                                                               31,416                --
Other intangible assets                                                12,545
Deposits and other assets                                                  58                41
                                                                 -------------     -------------
                Totals                                           $     88,949      $     19,848
                                                                 =============     =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                       $      2,500      $      1,790
     Accrued severance payments                                            47               291
     Current portion of capital lease obligations                          28               133
     Current portion of deferred revenue                                   --               409
     Customer deposits                                                     39                --
                                                                 -------------     -------------
                Total current liabilities                               2,614             2,623

Accrued severance payments, net of current portion                         42                66
Capital lease obligations, net of current portion                          13                59
Deferred revenue, net of current portion                                1,172             1,225
Deferred satellite rent obligations                                       329               380
                                                                 -------------     -------------
                Total liabilities                                       4,170             4,353
                                                                 -------------     -------------
Minority interest in subsidiary                                            --             2,302
                                                                 -------------     -------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; 25,000 shares authorized; none issued                --                --
     Common stock, $0.001 and $0.02 par value; 75,000 shares
       authorized: 17,895 and 5,887 shares issued                          18               118
     Common stock subscriptions receivable                                 --               (30)
     Cost of treasury stock (191 shares)                                   --              (400)
     Additional paid-in capital                                       106,331             6,768
     Accumulated other comprehensive income                                34                34
     Retained earnings (accumulated deficit)                          (21,604)            6,703
                                                                 -------------     -------------
                Total stockholders' equity                             84,779            13,193
                                                                 -------------     -------------
                Totals                                           $     88,949      $     19,848
                                                                 =============     =============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share data)

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                               -----------------------    -----------------------
                                                                 2004          2003         2004          2003
                                                               ---------     ---------    ---------     ---------
Revenues:
   Advertising                                                 $  5,739      $  4,214     $ 15,928      $ 11,689
   Subscriber fees                                                3,450         3,005        9,830         7,830
   Membership income                                              1,776         1,224        3,995         3,549
                                                               ---------     ---------    ---------     ---------

      Total revenues                                             10,965         8,443       29,753        23,068
                                                               ---------     ---------    ---------     ---------

Expenses:
   Satellite transmission fees                                      582           611        1,759         1,813
   Advertising and programming                                    2,243           910        5,997         3,158
   Compensation expense from exchange of
     stock options                                               52,233            --       52,233            --
   Selling, general and administrative                            5,863         4,345       15,674        12,304
                                                               ---------     ---------    ---------     ---------
      Total expenses                                             60,921         5,866       75,663        17,275
                                                               ---------     ---------    ---------     ---------
Income (loss) from operations                                   (49,956)        2,577      (45,910)        5,793

Interest income, net                                                 18             8           51             2
                                                               ---------     ---------    ---------     ---------
Income (loss) before income taxes and
  minority interest                                             (49,938)        2,585      (45,859)        5,795

Income tax provision (benefit)                                  (19,867)        1,028      (18,234)        2,300
                                                               ---------     ---------    ---------     ---------
Income (loss) before minority interest                          (30,071)        1,557      (27,625)        3,495

Minority interest in net income of consolidated subsidiary          193           272          682           622
                                                               ---------     ---------    ---------     ---------
Net income (loss)                                              $(30,264)     $  1,285     $(28,307)     $  2,873
                                                               =========     =========    =========     =========
Earnings (loss) per common share:

   Basic                                                       $  (1.92)     $   0.09     $  (1.86)     $   0.21
                                                               =========     =========    =========     =========
   Diluted                                                     $  (1.92)     $   0.08     $  (1.86)     $   0.20
                                                               =========     =========    =========     =========
Weighted average number of common shares outstanding:

   Basic                                                         15,789        14,138       15,238        13,656
                                                               =========     =========    =========     =========
   Diluted                                                       15,789        15,191       15,238        14,581
                                                               =========     =========    =========     =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                           OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                           (In thousands)

                                                                                             Accumulated
                                                    Common Stock                Additional      Other
                               Common Stock        Subscriptions   Treasury      Paid-in    Comprehensive   Retained
                           Shares       Amount      Receivable      Stock        Capital        Income      Earnings        Total
                        ------------ ------------  ------------  ------------  ------------  ------------ ------------  ------------
Balance,
   January 1, 2004            5,887  $       118   $       (30)  $      (400)  $     6,768   $        34  $     6,703   $    13,193

Net loss                         --           --            --            --            --            --      (28,307)      (28,307)

Effect of 5 for 2
   forward split and
   change in par value        8,830         (103)           --            --           103            --           --            --

Common stock
   issued  upon
   exercise of stock
   options                      532           --            --            --         1,102            --           --         1,102

Stock subscriptions
   paid                          --           --            30            --            --            --           --            30

Stock exchanged for
   stock of subsidiary        2,837            3            --            --        46,059            --           --        46,062

Effect of exchange
   of stock options
   for stock options
   of subsidiary                 --           --            --            --        52,233            --           --        52,233

Tax benefit from
   exercise of stock
   options                       --           --            --            --           466            --           --           466

Retirement of
   treasury stock              (191)          --            --           400          (400)           --           --            --
                        ------------ ------------  ------------  ------------  ------------  ------------ ------------  ------------
Balance,
   September 30, 2004        17,895  $        18   $        --   $        --   $   106,331   $        34  $   (21,604)  $    84,779
                        ============ ============  ============  ============  ============  ============ ============  ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                           OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              -----------------------
                                                                                2004           2003
                                                                              ---------     ---------
Operating activities:

     Net income (loss)                                                        $(28,307)     $  2,873

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                            896           605
          Provision for doubtful accounts                                           --           215
          Costs of services offset against subscription receivable                  --           251
          Realized gain on sale of available-for-sale securities                   (34)          (13)
          Minority interest in net income of consolidated subsidiary               682           622
          Tax benefit from exercise of stock options                               466            52
          Compensation expense from exchange of stock options                   52,233            --
          Deferred tax benefit from exchange of stock options                  (20,788)           --

     Cash supplied (used) by changes in operating assets and liabilities:
          Accounts receivable                                                     (315)       (1,576)
          Inventories                                                              (16)           --
          Other current assets                                                     168           (40)
          Income tax refund receivable                                             945            --
          Deposits and other assets                                                (17)          151
          Accounts payable and accrued expenses                                    749           339
          Accrued severance payments                                              (268)           --
          Deferred revenue                                                        (462)          481
          Deferred satellite rent obligations                                      (51)          (51)
                                                                              ---------     ---------
              Net cash provided by operating activities                          5,881         3,909
                                                                              ---------     ---------

Investing activities:
     Purchases of property, plant and equipment                                 (1,631)       (1,220)
     Purchases of available-for-sale securities                                   (256)         (443)
     Proceeds from sale of available-for-sale securities                            85            36
     Advance to stockholder                                                         --           (25)
     Cost related to acquisition of minority interest                             (593)           --
                                                                              ---------     ---------
              Net cash used in investing activities                             (2,395)       (1,652)
                                                                              ---------     ---------

Financing activities:
     Net payments of stockholder loans                                              --           (15)
     Principal payments on notes payable and capital leases                       (151)         (150)
     Proceeds from exercise of stock options                                     1,102           213
     Proceeds from common stock subscriptions receivable                            30            36
                                                                              ---------     ---------
              Net cash provided by financing activities                            981            84
                                                                              ---------     ---------

              Net increase in cash and cash equivalents                          4,467         2,341

Cash and cash equivalents, beginning of period                                   7,214         3,248
                                                                              ---------     ---------
Cash and cash equivalents, end of period                                      $ 11,681      $  5,589
                                                                              =========     =========

                           OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)

Supplemental disclosure of cash flow information:

     Interest paid                                                            $     --      $     38
                                                                              =========     =========

     Income taxes paid                                                        $  1,139      $  2,091
                                                                              =========     =========

Supplemental disclosures of non-cash investing and financing activities:

     Retirement of treasury stock                                             $    400      $     --
                                                                              =========     =========

     Fair value of common stock issued to
        acquire minority interest in subsidiary                               $ 46,062      $     --
                                                                              =========     =========

     Receivable from exercise of stock options
        offset against loans from stockholders                                $     --      $    623
                                                                              =========     =========

     Common stock issued to former officer/director
        for payment of deferred compensation                                  $     --      $     16
                                                                              =========     =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 1 - ORGANIZATION AND BUSINESS

DESCRIPTION OF OPERATIONS

         Outdoor Channel Holdings, Inc. ("Outdoor Channel Holdings" or collectively with its subsidiaries, the "Company") was reincorporated under the laws of the State of Delaware on September 14, 2004. Originally Outdoor Channel Holdings was incorporated under the name Global Resources, Inc., an Alaska corporation, and was subsequently re-named Global Outdoors, Inc. In 2003, the name was changed to Outdoor Channel Holdings, Inc. The Company acquired substantially all of the remaining 17.6% minority interest in The Outdoor Channel, Inc. ("TOC") that it did not previously hold on September 8, 2004 (see
Note 3). TOC operates The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, motor sports, gold prospecting, and related life-style programming.

         Our revenues include advertising fees from advertisements aired on The Outdoor Channel, including producer fees paid by outside producers to air their programs on The Outdoor Channel and from advertisements in "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine; subscriber fees paid by cable and direct broadcast satellite, or DBS, operators that air The Outdoor Channel; membership fees from members in both LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospector's Association of America, LLC ("GPAA") and other income including products and services related to gold prospecting, gold shows, trips and outings.

         Other business activities consist of the promotion and sale of an "Alaska trip", a gold mining expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman's which entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of mining properties.

NOTE 2 - UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004 and its results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. Information included in the consolidated balance sheet as of December 31, 2003 has been derived from, and certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 2003 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2003 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

         The results of the Company's operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year ending December 31, 2004.

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

         On September 14, 2004, the Company effected a 5 for 2 forward split of its stock in connection with its reincorporation in Delaware. All share and per share data has been adjusted where appropriate to reflect this stock split. In addition, the par value of the Company's stock was changed from $0.02 to $0.001 per share.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 3 - ACQUISITION OF MINORITY INTEREST OF THE OUTDOOR CHANNEL, INC.

         On September 9, 2004, the Company announced the completion of the acquisition of substantially all of the remaining 17.6% minority interest in TOC by Outdoor Channel Holdings through (i) the merger of TOC with a newly-formed, wholly-owned subsidiary of Outdoor Channel Holdings, with TOC being the surviving corporation, and (ii) the exchange of each share of TOC common stock not previously held by Outdoor Channel Holdings or its subsidiaries for 0.65 shares of Outdoor Channel Holdings' common stock. In addition, each outstanding option to purchase one share of TOC common stock was exchanged for an option to purchase 0.65 shares of Outdoor Channel Holdings' common stock.

         Based on the exchange ratio, the 5 for 2 forward split as explained in
Note 2 and the capitalization of TOC, Outdoor Channel Holdings issued 2,836 shares of its common stock as well as options to purchase 4,012 additional shares on September 8, 2004.

         In October 2004 the Company received notice from a TOC shareholder that the shareholder was exercising dissenters' rights with respect to 143,660 previously outstanding TOC common shares. The dissenter submitted a written demand that TOC repurchase the dissenter's shares at a price of $28.27 per share. As of the date of this filing, TOC has not agreed to the dissenter's asking price and the Company and TOC have been negotiating with the dissenting shareholder over the dissenter's demand. TOC and the Company currently anticipate that the negotiations could be protracted unless the dissenter withdraws his demand. If TOC denies that such shares qualify as "dissenting shares" or if TOC and the dissenter are unable to agree on a price for the shares or other arrangements, either the dissenter or TOC may commence legal action within six months from September 17, 2004 to determine whether or not such shares are dissenting shares or to resolve the issue as to the fair market value of the dissenting shares as of the day before the first announcement of the terms of the proposed merger involving TOC. If TOC is required to repurchase the shares of the dissenter, the Company believes that TOC has sufficient cash on hand and available borrowings to pay such amounts without adversely impacting currently anticipated operations, working capital requirements or capital expenditures. For accounting purposes, the TOC shares held by the dissenter are deemed to still be outstanding. However, the related minority interest as of September 30, 2004 was not material. Any payments made to the dissenter will be recorded as additional goodwill.

         The acquisition of substantially all of the 17.6% minority interest in TOC was accounted for using the purchase method of accounting. The cost of acquiring the minority interest included the aggregate fair value of the common shares of Outdoor Channel Holdings issued in exchange for common shares of TOC and certain other direct costs. The acquisition cost was allocated based on the fair value of the assets of TOC that were acquired and liabilities that were assumed, including intangible assets that arose from contractual or other legal rights or met certain other recognition criteria that underlie the approximate 17.6% minority interest that was acquired. The excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired was allocated to goodwill.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 3 - ACQUISITION OF MINORITY INTEREST OF THE OUTDOOR CHANNEL, INC.
         (CONCLUDED)

         The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $46,945 based on the issuance at the closing of 2,836 shares of Outdoor Channel Holdings' common stock and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition plus other certain costs. Based on the analysis of the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs of $46,945 were allocated to intangible assets and are subject to amortization as follows:

                                              Allocation   Estimated Useful Life
                                              ----------   ---------------------

Multiple System Operators Relationships        $10,573          Indefinite

Advertising Customer Relationships:
         Short Form                              1,351              4

         Long Form                                 621              3

Goodwill                                        31,416          Indefinite
                                               --------
Total Intangible Assets                         43,961

Minority Interest in Subsidiary                  2,984
                                               --------

Aggregate Purchase Price                       $46,945
                                               ========

         The exchange of vested options by Outdoor Channel Holdings for vested options of TOC resulted in a charge to net income in the consolidated statement of operations on September 8, 2004 equal to the intrinsic value of the options issued on that date and a credit for the related income tax benefit. Outdoor Channel Holdings issued fully-vested options to purchase 4,012 shares in exchange for fully-vested options of TOC on September 8, 2004. On that day, the market price of one share of common stock of Outdoor Channel Holdings was $14.00. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $52,233 and recognized an income tax benefit of $20,789 or a net charge of $31,444.

         Summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of the respective three and nine month periods ended September 30, 2004 and 2003, follows:

                                   Three Months Ended           Nine Months Ended
                                      September 30,               September 30,
                               ------------------------     -------------------------
                                  2004           2003          2004           2003
                               ----------     ---------     ----------     ----------
Net revenues                   $   10,965     $   8,443     $   29,753     $   23,068
Net income                     $    1,291     $   1,475     $    3,573     $    3,249
Earnings per common share:
         Basic                 $     0.07     $    0.09     $     0.20     $     0.22
         Diluted               $     0.06     $    0.07     $     0.16     $     0.17

         The acquisition had no affect on net revenues. The pro forma net income
(loss) and the related per share amounts (i) include primarily the effects of additional amortization related to certain intangible assets recorded, the elimination of the minority interest and the additional shares issued by Outdoor Channel Holdings and (ii) exclude the non-recurring net charge of $31,444 attributable to the exchange of options.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 4 - EARNINGS PER SHARE

         The Company has presented "basic" and "diluted" earnings (loss) per common share in the accompanying condensed consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company, and prior to the acquisition of the remaining minority interest were issued during the period if any such issuances have a dilutive effect.

         The computation of diluted earnings (loss) per share takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise in the three and nine months ended September 30, 2003 of all of the outstanding stock options of Outdoor Channel Holdings, adjusted for the application of the treasury stock method, and the assumed payment in 2003 of deferred compensation that had been payable by the Company in common stock. The computation of diluted loss per share for the three and nine months ended September 30, 2004 does not take into account the outstanding stock options of Outdoor Channel Holdings because the effect of their assumed exercise would be anti-dilutive. The computation of diluted loss per share for the three and nine months ended September 30, 2004 and diluted income per share for the three and nine months ended September 30, 2003 do not take into account the increase in the net income or loss attributable to the increase in the minority interest in the net income of TOC that results from the assumed exercise of all of TOC's outstanding stock options prior to the exchange of those options for Company options on September 8, 2004 because the effects of the assumed exercise of TOC stock options were not material. The number of shares potentially issuable at September 30, 2004 and 2003 upon the exercise of the Company's stock options that were not included in the computation of net loss per share because they were antidilutive totaled 5,643 and -0- respectively.

         The following table summarizes the calculation of the weighted average common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                 -----------------------    -----------------------
                                                    2004          2003        2004           2003
                                                 ---------     ---------    ---------     ---------
Numerators:
     Net income (loss) - basic                   $(30,264)     $  1,285     $(28,307)     $  2,873
                                                 =========     =========    =========     =========
Denominators:
     Weighted average common shares
        outstanding - basic                        15,789        14,138       15,238        13,656
     Dilutive effect of potentially issuable
        common shares for accrued
        deferred compensation                          --           336           --           336
     Dilutive effect of potentially issuable
        common shares upon exercise of
        stock options of the Company as
        adjusted for the application of the
        treasury stock method                          --           717           --           589
                                                 ---------     ---------    ---------     ---------
Diluted weighted average common shares
        outstanding                                15,789        15,191       15,238        14,581
                                                 =========     =========    =========     =========

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 5 - PRO FORMA EFFECTS OF STOCK OPTIONS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinions No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied.

         The Company's historical net income (loss) and earnings (loss) per common share and pro forma net income (loss) and earnings (loss) per common share assuming compensation cost had been determined for the three and nine months ended September 30, 2004 and 2003 based on the fair value at the grant date for all awards by the Company using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 are set forth below:

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                    --------------------------     --------------------------
                                                       2004            2003           2004            2003
                                                    -----------     ----------     -----------     ----------
Net income (loss):
     As reported                                    $  (30,264)     $   1,285      $  (28,307)     $   2,873
     Add: Stock-based employee compensation
         expense included in reported net
         loss, net of tax effects*                      31,444             --          31,444             --
     Deduct: Stock-based employee compensation
         expense assuming a fair value
         based method had been used for
         all awards, net of tax effects*               (32,499)           (90)        (34,014)          (270)
                                                    -----------     ----------     -----------     ----------

     Pro forma - basic                              $  (31,319)     $   1,195      $  (30,877)     $   2,603
                                                    ===========     ==========     ===========     ==========

Basic earnings (loss) per share:
     As reported                                    $    (1.92)     $    0.09      $    (1.86)     $    0.21
     Pro forma                                      $    (1.98)     $    0.08      $    (2.03)     $    0.19

Diluted earnings (loss) per common share:
     As reported                                    $    (1.92)     $    0.08      $    (1.86)     $    0.20
     Pro forma                                      $    (1.98)     $    0.08      $    (2.03)     $    0.18

*See Note 3

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 5 - PRO FORMA EFFECTS OF STOCK OPTIONS (CONCLUDED)

         The fair value of each option granted by Outdoor Channel Holdings in the nine months ended September 30, 2004 and the year ended December 31, 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                          Nine Months Ended       Year Ended
                                         September 30, 2004    December 31, 2003
                                         ------------------    -----------------
         Risk-free interest rate             1.7% - 4.2%          2.3% - 3.3%
         Dividend yield                           0%                   0%
         Expected life of the option     3 months - 10 years        5 years
         Volatility factor                  41.7% - 79.0%             77%

NOTE 6 - EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK BY THE COMPANY

         During the nine months ended September 30, 2004 Outdoor Channel Holdings received cash proceeds of approximately $1,093 from the exercise of options for the purchase of 532 shares of common stock. Prior to the merger, 18 TOC options were exercised for net cash proceeds of $9 during the nine months ended September 30, 2004 under TOC's stock option plan. The TOC stock option plan was terminated in conjunction with the Company's acquisition of substantially all of the remaining 17.6% minority interest in TOC (see Note 3).

OUTDOOR CHANNEL HOLDINGS, INC. STOCK OPTION PLANS

         Descriptions of Outdoor Channel Holdings' and TOC's stock option plans are included in Note 8 to the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. A summary of the status of the options granted under Outdoor Channel Holdings' stock option plans and outside of those plans as of September 30, 2004 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

                                            Nine Months Ended September 30, 2004
                                            ------------------------------------
                                                                     Weighted
                                                                     Average
                                                   Shares            Exercise
                                               (in thousands)         Price
                                               --------------        --------
Outstanding at beginning of period                 1,648              $ 6.57
Options granted                                      525               13.84
Options granted in exchange for TOC options*       4,012                0.98
Options exercised                                   (532)               1.74
Options canceled or expired                          (10)               5.58
                                               --------------
Options outstanding at end of period               5,643              $ 3.70
                                               ==============
*See Note 3

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 7 - RELATED PARTY TRANSACTIONS

         The Company is leasing its administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal shareholders and officers of the Company. The lease agreements currently require monthly rent payments aggregating to approximately $20. These lease agreements expire on December 31, 2005. Rent expense was approximately $61 in each of the three months ended September 30, 2004 and 2003 and approximately $183 in each of the nine months ended September 30, 2004 and 2003.

NOTE 8 - SEGMENT INFORMATION

         Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), the Company reports segment information in the same format as reviewed by the Company's Chief Operating Decision Maker (the "CODM"). The Company segregates its business activities into TOC, Membership Division and Corporate.

         TOC is a separate business activity that broadcasts television programming on "The Outdoor Channel" 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include producer fees paid by outside producers to air their programs on The Outdoor Channel) and subscriber fees.

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

         In the fourth quarter of 2003, the Company began to report corporate overhead that is applicable to both segments, but not directly related to any given segment's operations, in a separate business segment, "Corporate." The recurring expenses allocated to this business segment consist primarily of professional fees and certain general and administrative expenses.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 8 - SEGMENT INFORMATION (CONCLUDED)

         Information with respect to these reportable business segments as of and for the three and nine months ended September 30, 2004 and 2003 follows. In addition, the Trips and Outing segment's and the Corporate segment's comparative information for the three months ended September 30, 2003 has been reclassified to conform with the presentation for the three and nine months ended September 30, 2004.

                                                Income (Loss)                                    Additions to
                                                Before Income                    Depreciation      Property,
As of and for the                                 Taxes and          Total            and          Plant and
Three Months Ended                Revenues    Minority Interest     Assets       Amortization    Improvements
------------------                --------    -----------------   ----------     ------------    ------------
     September 30, 2004
     ------------------
        TOC                     $     9,038     $     2,463      $    19,374     $       213     $       581
        Membership Division           1,927             306           70,575              86              84
        Corporate*                       --         (52,707)              --              --              --
                                ------------    ------------     ------------    ------------    ------------
                 Totals         $    10,965     $   (49,938)     $    89,949     $       299     $       665
                                ============    ============     ============    ============    ============

     September 30, 2003
     ------------------
        TOC                     $     7,144     $     2,695      $    12,170     $       137     $        87
        Membership Division           1,299             (17)           4,268              65              91
        Corporate                        --             (93)              --              --              --
                                ------------    ------------     ------------    ------------    ------------
                 Totals         $     8,443     $     2,585      $    16,438     $       202     $       178
                                ============    ============     ============    ============    ============

Nine Months Ended
-----------------
     September 30, 2004
     ------------------
        TOC                     $    25,346     $     6,931      $    19,374     $       639     $     1,081
        Membership Division           4,407             482           70,575             257             550
        Corporate                        --         (53,272)              --              --              --
                                ------------    ------------     ------------    ------------    ------------
                 Totals         $    29,753     $   (45,859)     $    89,949     $       896     $     1,631
                                ============    ============     ============    ============    ============

     September 30, 2003
     ------------------
        TOC                     $    19,365     $     6,082      $    12,170     $       411     $       803
        Membership Division           3,703              37            4,268             194             417
        Corporate                        --            (324)              --              --              --
                                ------------    ------------     ------------    ------------    ------------
                 Totals         $    23,068     $     5,795      $    16,438     $       605     $     1,220
                                ============    ============     ============    ============    ============

*See Note 3
============

         Intersegment sales amounted to approximately $149 in each of the three months ended September 30, 2004 and 2003 and $446 in each of the nine months ended September 30, 2004 and 2003.

NOTE 9 - INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

         During the nine months ended September 30, 2004 and 2003, the Company incurred an unrealized gain, net of tax effects, on its available for sale securities of approximately $0 and $16, respectively.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

NOTE 10 - BANK LINE OF CREDIT

         On September 30, 2004, we entered into a revolving line of credit agreement (the "revolver") with the U.S. Bank N.A. (the "Bank") that matures in September 5, 2005. The total amount which can be drawn upon under the lines of credit is $5,000,000. The revolver provides that the interest rate shall be selected by us at the time of each advance, to be either (i) the prime rate announced by the Bank from time to time as and when such rate changes or (ii) 1.25% above the 1, 2, 3, 6, or 12 month LIBOR rate quoted by the Bank from Telerate Page 3750 or any successor thereto. The bank line of credit is collateralized by substantially all of the Company's assets. We were out of compliance with respect to a covenant requiring a minimum quarterly profitability of greater than $250,000 for the three months ended September
30, 2004. We have received a waiver of this covenant violation as the cause of the non-compliance is the non-cash, non-recurring charge, net of income tax benefit of $31,444 (see Note 3). Otherwise, we were in full compliance with the loan covenants under the revolvers as of September 30, 2004. As of September 30, 2004, we did not have any outstanding borrowings under this revolving line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT

         The information contained in this report may include forward-looking statements. The Company's actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel and others; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to The Outdoor Channel; and (4) other matters.

         These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties associated with: (1) our ability to execute our business plan; (2) our ability to continue to manage our revenue and profit growth; (3) competitive factors; (4) the failure to develop or distribute popular shows on The Outdoor Channel; (5) the risk that advertising and subscriber revenues may not increase or may in fact decline; (6) the risk that the number of subscribers for The Outdoor Channel may not increase or may in fact decline; (7) the risk of primary satellite failure; (8) the anticipated launch of The Outdoor Channel 2 HD is unsuccessful; (9) the cost of producing and acquiring programming costs more than planned: and (10) other factors which are discussed below under the caption "Risks and Uncertainties." In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934.

GENERAL

         Outdoor Channel Holdings, Inc. (which we refer to as "Outdoor Channel Holdings" or the "Company"), through its indirect wholly-owned subsidiary The Outdoor Channel, Inc. ("TOC"), owns and operates The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, motor sports, gold prospecting and related life style programming. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospector's Association of America, LLC ("GPAA"). Lost Dutchman's is a national gold prospecting campground club with approximately 6,100 members and properties in Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 31,800 active members. GPAA is the publisher of the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine and owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to its members.

         The Company's revenues include (1) advertising fees from advertisements aired on The Outdoor Channel (which include producer fees paid by outside producers to air their program on The Outdoor Channel) and from advertisements in "Gold Prospector & Treasure Hunters in the Great Outdoors " magazine; (2) subscriber fees paid by cable and direct broadcast satellite (known as DBS) operators that air The Outdoor Channel; and (3) membership fees from members in both Lost Dutchman's and GPAA and other income including products and services related to gold prospecting, gold shows, trips and outings.

         Key elements of our current business strategy are as follows:

         o Expanding marketing efforts in an attempt to grow The Outdoor Channel's subscriber base;
         o        Launch The Outdoor Channel 2 HD (which we refer to as TOC 2
                  HD),including negotiating and securing carriage agreements for this new channel;
         o        Pursuing national advertising accounts for The Outdoor
                  Channel;
         o Increasing production and licensing of high quality programming for The Outdoor Channel; and
         o Building a library of high-definition programming to support the TOC 2 HD and possible distribution in other outlets;
         o Seeking new membership in our club organizations - GPAA and Lost Dutchman's.

         The results of our operations for the three and nine months ended September 30, 2004 reflect our pursuit of these strategies. In response to the recent slowing in the growth rate of the number of subscribers to The Outdoor Channel, we have launched a new marketing approach which involves spending more advertising dollars on a "demand-push strategy", which focuses on the cable and DBS operators, as compared to a "demand-pull strategy," which focuses on the viewers of The Outdoor Channel. The recent growth in our advertising revenue for the nine months ended September 30, 2004 compared to the prior year comparable period reflects our increased focus on national advertising accounts. In order to assist in our building of a library of high quality programming and programming distribution rights, we are increasing our in-house production of programming compared to the amount of programming we previously produced in-house. This will help support the launch of TOC 2 HD as well as improve the quality of programming on The Outdoor Channel. As a result, we expect that advertising and programming costs associated with these efforts will continue to increase in the foreseeable future both in absolute dollars and when expressed as a percentage of revenue. We are reviewing capitalizing and amortizing programming costs as may be deemed appropriate under changed circumstances.

         Membership income increased for the three and nine months ended September 30, 2004 compared to the results from the prior year comparable periods. The increase in membership income was driven by increased attendance at our gold shows and 70 more participants (or an increase of approximately 33%) on our annual Alaska trip.

         Our ability to implement our business strategy requires that we successfully manage our operations and business, which we may not be able to do as well as we anticipate. Our business is subject to numerous factors beyond our control and we may not be able to successfully implement our strategy and no assurances can be given that these efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenues or increase our profitability in the future under this business strategy, our results of operations could be adversely impacted.

         This discussion should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003 that was previously filed with the Securities and Exchange Commission. Unless otherwise noted, all dollar amounts expressed herein are in thousands.

ACQUISITION OF SUBSTANTIALLY ALL OF THE MINORITY INTEREST OF THE OUTDOOR CHANNEL, INC.

         On September 9, 2004, the Company announced the completion of the acquisition of substantially all of the remaining 17.6% minority interest in TOC by Outdoor Channel Holdings through (i) the merger of TOC with a newly-formed, wholly-owned subsidiary of Outdoor Channel Holdings, with TOC being the surviving corporation, and (ii) the exchange of each share of TOC common stock not previously held by Outdoor Channel Holdings or its subsidiaries for 0.65 shares of Outdoor Channel Holdings' common stock. In addition, each outstanding option to purchase one share of TOC common stock was exchanged for an option to purchase 0.65 shares of Outdoor Channel Holdings' common stock. Effective September 14, 2004, the Company effected a 5 for 2 forward split of its stock in conjunction with its reincorporation from Alaska to Delaware. All share data included in this report has been adjusted to reflect this forward split.

         Based on the exchange ratio and the 5 for 2 forward split as explained above and the capitalization of TOC, Outdoor Channel Holdings issued 2,836 shares of its common stock as well as options to purchase 4,012 additional shares on September 8, 2004.

         The acquisition of substantially all of the 17.6% minority interest in TOC was accounted for using the purchase method of accounting. The cost of acquiring the minority interest included the aggregate fair value of the common shares of Outdoor Channel Holdings issued in exchange for common shares of TOC and certain other direct costs. The acquisition cost was allocated based on the fair value of the assets of TOC that were acquired and liabilities that were assumed, including intangible assets that arose from contractual or other legal rights or met certain other recognition criteria that underlie the 17.6% minority interest that was acquired. The excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired was allocated to goodwill.

         The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $46,945 based on the issuance at the closing of 2,836 shares of Outdoor Channel Holdings' common stock and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition plus other certain costs. Based on the analysis of the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs of $46,945 were allocated to intangible assets and are subject to amortization as follows:

                                               Allocation  Estimated Useful Life
                                               ----------  ---------------------

         MSO Relationships                     $ 10,573         Indefinite

         Advertising Customer Relationships:
                  Short Form                      1,351             4

                  Long Form                         621             3

         Goodwill                                31,416         Indefinite
                                               ---------
         Total Intangible Assets                 43,961

         Minority Interest in Subsidiary          2,984
                                               ---------
         Aggregate Purchase Price              $ 46,945
                                               =========

         The exchange of vested options by Outdoor Channel Holdings for vested options of TOC resulted in a charge to net income in the consolidated statement of operations on September 8, 2004 equal to the intrinsic value of the options issued on that date net of any related income tax benefit. The options to purchase approximately 4,012 shares that Outdoor Channel Holdings issued in exchange for vested options of TOC on September 8, 2004 had a fair value of $14.00 per share based on the closing price of Outdoor Channel Holdings' common stock on that day. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $52,233 and recognized an income tax benefit of $20,789 or a net charge of $31,444.

         In some of the following period-to-period comparisons, the Company has specifically noted, and at times excluded the non-cash, non-recurring compensation expense of $52,233 incurred by the Company and the related tax benefit of $20,789 as the result of the assumption of TOC options in connection with the acquisition of the minority interest in TOC because it believes quantifying the effects of this charge provides a better understanding of the Company's results or operations. The Company's management also believes that disclosure of its results in this manner, when presented in conjunction with the corresponding GAAP measures, provides useful information to investors and others in identifying and understanding the Company's operating performance for the periods presented.

            COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                    Change                % of Total Revenue
                                                                           --------------------------    --------------------
                                                 2004          2003            $                %          2004         2003
                                               ---------     ---------     ---------       ----------    --------     -------
Advertising revenue                            $  5,739      $  4,214      $  1,525            36.2%       52.3%       49.9%
Subscriber fees                                   3,450         3,005           445            14.8%       31.5%       35.6%
Membership income                                 1,776         1,224           552            45.1%       16.2%       14.5%
                                               ---------     ---------     ---------       ----------    --------     -------
         Total revenues                          10,965         8,443         2,522            29.9%      100.0%      100.0%
                                               ---------     ---------     ---------       ----------    --------     -------
Satellite transmission fees                         582           611           (29)           (4.7)%       5.3%        7.2%
Advertising and programming                       2,243           910         1,333           146.5%       20.5%       10.8%
Compensation expense from exchange
   of stock options                              52,233            --        52,233              NM       476.3%        0.0%
Selling, general and administrative               5,863         4,345         1,518            34.9%       53.5%       51.5%
                                               ---------     ---------     ---------       ----------    --------     -------
         Total expenses                          60,921         5,866        55,055           938.5%      555.6%       69.5%
                                               ---------     ---------     ---------       ----------    --------     -------
Income (loss) from operations                   (49,956)        2,577       (52,533)       (2,038.5)%    (455.6)%      30.5%

Interest income (expense), net                       18             8            10           125.0%        0.2%        0.1%
                                               ---------     ---------     ---------       ----------    --------     -------
Income (loss) before provision for
   income taxes and minority interest           (49,938)        2,585       (52,523)       (2,031.8)%    (455.4)%      30.6%

Income tax provision (benefit)                  (19,867)        1,028       (20,895)       (2,032.6)%    (181.2)%      12.2%
                                               ---------     ---------     ---------       ----------    --------     -------
Income (loss) before minority interest          (30,071)        1,557       (31,628)       (2,031.3)%    (274.2)%      18.4%

Minority interest in net income
   of consolidated subsidiary                       193           272           (79)          (29.0)%       1.8%        3.2%
                                               ---------     ---------     ---------       ----------    --------     -------
Net income (loss)                              $(30,264)     $  1,285      $(31,549)       (2,455.2)%    (276.0)%      15.2%
                                               =========     =========     =========       ==========    ========     =======

NM - NOT MEANINGFUL

REVENUES

         Our revenues include revenues from: (1) advertising; (2) subscriber fees; and (3) membership income, which includes membership sales, merchandise sales and sponsored outings to prospect for gold in connection with GPAA and Lost Dutchman's. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel and from the sale of advertising space in publications such as the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine. For the three months ended September 30, 2004 and 2003, The Outdoor Channel generated approximately 97.4% and 97.9% of our advertising revenue, respectively. Subscriber fees are solely related to The Outdoor Channel business segment. Membership income is generated by our activities other than the operation of The Outdoor Channel.

         Total revenues for the three months ended September 30, 2004 were $10,965, an increase of $2,522, or 29.9%, compared to revenues of $8,443 for the three months ended September 30, 2003. This net increase was the result of changes in several items comprising revenue as discussed below.

         Advertising revenue for the three months ended September 30, 2004 was $5,739, an increase of $1,525 or 36.2% compared to $4,214 for the three months ended September 30, 2003. The increase is driven by TOC being better able to compete for national advertising business as a result of obtaining Nielsen ratings which allowed us to demonstrate our household delivery. Nielsen reported that we had approximately 26.2 million subscribers at the end of September 2004 compared to 24.7 million at the end of September 2003 an increase of 1.5 million or 6.1%. (Nielsen revises this estimate each month and as of November 1, 2004, Nielsen reported that we had approximately 25.3 million subscribers.) The fact that we had Nielsen ratings and demographic data coupled with the increase in the number of subscribers allowed us to better utilize our advertising inventory and increase our effective rates realized on our advertising time on The Outdoor Channel. Further, as demand for our air time increased, the fees paid by third party programmers to air their programs on The Outdoor Channel increased.

         Subscriber fees for the three months ended September 30, 2004 were $3,450, an increase of $445 or 14.8% compared to $3,005 for the three months ended September 30, 2003. The increase was primarily due to: the increased number of subscribers as noted above; contractual subscriber fee rate increases with existing affiliates; the beginning of payments late in 2003 from certain carriers who had previously received The Outdoor Channel without charge which were realized in the first, second and third quarters of 2004 and not in the comparable prior periods; and the increasing penetration of The Outdoor Channel on DirecTV.

         Membership income for the three months ended September 30, 2004 was $1,776, an increase of $552 or 45.1% compared to $1,224 for the three months ended September 30, 2003. The increase in membership income was driven by increased attendance at our gold shows and 70 more participants (or an increase of approximately 33%) on our annual Alaska trip.

EXPENSES

         Expenses consist of (1) satellite transmission fees; (2) advertising and programming; (3) compensation expense from exchange of TOC stock options; and (4) selling, general and administrative expenses.

         Total expenses for the three months ended September 30, 2004 were $60,921, an increase of $55,055, or 938.5%, compared to $5,866 for the three months ended September 30, 2003. As a percentage of revenues, total expenses are 555.6% and 69.5% in the three months ended September 30, 2004 and 2003, respectively. The increase in expenses was due to several factors, but is principally driven by compensation expense incurred by the issuance of options with an intrinsic value of $52,233 in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own.

         Satellite transmission fees for the three months ended September 30, 2004 were $582, a decrease of $29, or 4.7%, compared to $611 for the three months ended September 30, 2003. This relatively static comparison reflects the fixed nature of our contracts for these services. We are scheduled for a price increase in October 2005 amounting to $5 per month.

         Advertising and programming expenses for the three months ended September 30, 2004 were $2,243, an increase of $1,333 or 146.5% compared to $910 for the three months ended September 30, 2003. The increase in advertising and programming expenses is principally a result of our increased spending on consumer and trade industry awareness campaigns to build demand for and awareness of The Outdoor Channel. Part of the increase is also a result of our decision to produce more of our programming in-house, including programming for The Outdoor Channel 2 HD. Advertising and programming expenses are expected to continue to grow faster than the expected growth in total revenue thus increasing as a percentage of revenue, as a larger percentage of our programming is produced in-house as opposed to production being provided by third party producers. We believe in-house programming gives us better control of the programming in terms of content and quality. Further, it yields increased advertising inventory to drive growth of advertising revenue.

         Compensation expense from exchange of stock options for the three months ended September 30, 2004 was $52,233 and was incurred as a result of the issuance of 4,012 options to TOC option holders in accordance with the terms of the acquisition of substantially all of the remaining 17.6% minority interest in TOC we did not already own. This charge is both non-cash and non-recurring.

         Selling, general and administrative expenses for the three months ended September 30, 2004 were $5,863, an increase of $1,518 or 34.9% compared to $4,345 for the three months ended September 30, 2003. As a percentage of revenues, selling, general and administrative expenses were 53.5% and 51.5% for the three months ended September 30, 2004 and 2003, respectively. The increase in the amount of these expenses is primarily due to several factors. Personnel expenses increased by approximately $450 in the third quarter of 2004 over 2003 principally as a result of increased personnel to 127 from 111 at September 30, 2004 and 2003, respectively. Further, we experienced increases in other components of selling, general and administrative expenses: Professional fees and associated costs related to our reincorporation in Delaware; listing of our common stock on the Nasdaq National Market; increased depreciation expense as a result of our equipment purchases in 2004 and 2003 to support our growth; and our increased travel related costs associated with our increased advertising sales staff, support of our growing number of affiliates and the promotion of The Outdoor Channel.

         INCOME (LOSS) FROM OPERATIONS

         Income (loss) from operations for the three months ended September 30, 2004 was ($49,956), a decrease of $52,533 or 2,038.5% compared to $2,577 for the three months ended September 30, 2003. As a percentage of revenues, income
(loss) from operations was (455.6%) and 30.5% for the three months ended September 30, 2004 and 2003, respectively.

         As explained above, the non-cash, non-recurring compensation expense charge of $52,233 which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC accounts for the majority of the loss from operations for the three months ended September 30, 2004. If we excluded this charge, income from operations would have been $2,277 or a decrease of $300. As a percentage of revenue this adjusted total would have been 20.8%. As we shift to a larger percentage of our programming being produced in-house and as we incur costs associated with the planned launch of a second channel, The Outdoor Channel 2 HD, our margins are likely to continue to decline until we achieve sufficient scale to allow revenue growth to out pace the cost and expense growth.

         INTEREST INCOME (EXPENSE), NET

         Interest income (expense), net for the three months ended September 30, 2004 was $18, an increase of $10 compared to $8 for the three months ended September 30, 2003. This improvement was primarily due to the retirement of the Company's debt to stockholders during 2003, resulting in less interest expense complemented by the interest earned on increased cash balances.

         INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Income (loss) before provision for income taxes and minority interest decreased significantly as a percentage of revenues to (455.4%) for the three months ended September 30, 2004 compared to 30.6% for the three months ended September 30, 2003.

         For the TOC business segment, income before provision for income taxes and minority interest as a percentage of revenue decreased to 27.3% for the three months ended September 30, 2004, compared to 37.7% for the three months ended September 30, 2003. The decrease was due mainly to the growth of our advertising and programming expenses in the third quarter, increases in personnel expenses resulting from (1) the increase in the number of employees from 80 at the end of September 2003 to 96 by the end of September 2004 and (2) increased commissions paid on increased advertising sales.

         For the membership division segment, income before provision for income taxes and minority interest as a percentage of revenues increased to 15.9% for the three months ended September 30, 2004 compared to (1.3)% for the three months ended September 30, 2003. The increase principally reflects a concerted effort to control costs and make adjustments in our marketing and advertising that yield increased sales while spending less on direct selling, general and administrative expenses.

         For the corporate business segment, loss before provision for income taxes and minority interest for the three months ended September 30, 2004 was $52,707, a decrease of $52,614 compared to a loss of $93 for the three months ended September 30, 2003. The expenses allocated to this business segment include: the non-cash, non-recurring compensation expense charge of $52,233 which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC, professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers' payroll and related expenses. The increase in the expenses of corporate business segment is principally related to costs associated with GPAA acquiring substantially all of the remaining 17.6% minority interest in TOC.

         INCOME TAX PROVISION (BENEFIT)

         The provision for income taxes for the three months ended September 30, 2004 was ($19,867), a decrease of $20,895 or 2,032.6% as compared to $1,028 for the three months ended September 30, 2003. The significant decrease was principally due to the Company recognizing an income tax benefit of $20,789 arising from a non-cash, non-recurring compensation expense charge of $52,233 which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC. The effective income tax rate was approximately 40.0% for both three months ended September 30, 2004 and 2003.

         MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Minority interest for the three months ended September 30, 2004 was $193,000 compared to $272,000 for the three months ended September 30, 2003. This was primarily due to the elimination of minority interest in the month of September as a result of GPAA acquiring substantially all of the remaining 17.6% minority interest in TOC it did not already own.

         NET INCOME (LOSS)

         For the reasons stated above, net income (loss) for the three months ended September 30, 2004 was ($30,264) a decrease of $31,549 or 2,455.2%
compared to $1,285 for the three months ended September 30, 2003. As a percentage of revenues, net income (loss) was (276.0%) and 15.2% for the three months ended September 30, 2004 and 2003, respectively. Excluding the non-cash, non-recurring charge of $52,233, net of income tax benefit of $20,789, net income for the three months ended September 30, 2004 would have been $1,180 or 10.8% of revenues.

         EARNINGS (LOSS) PER SHARE

         Earnings (loss) per common share for the three months ended September 30, 2004 was $(1.92) per basic share and diluted share compared with $0.09 per basic share and $0.08 per diluted share for the three months ended September 30, 2003. Diluted loss per share was equal to basic loss per share due to the Company's losses.

            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                         Change              % of Total Revenue
                                                                                -------------------------   ---------------------
                                                       2004           2003          $              %          2004         2003
                                                    ---------      ---------    ---------     -----------   ---------   ---------
Advertising revenue                                 $ 15,928       $ 11,689     $  4,239           36.3%       53.6%       50.7%
Subscriber fees                                        9,830          7,830        2,000           25.5%       33.0%       33.9%
Membership income                                      3,995          3,549          446           12.6%       13.4%       15.4%
                                                    ---------      ---------    ---------     -----------   ---------   ---------
     Total revenues                                   29,753         23,068        6,685           29.0%      100.0%      100.0%
                                                    ---------      ---------    ---------     -----------   ---------   ---------

Satellite transmission fees                            1,759          1,813          (54)          (3.0)%       5.9%        7.9%
Advertising and programming                            5,997          3,158        2,839           89.9%       20.1%       13.7%
Compensation expense from exchange of
   stock options                                      52,233             --       52,233             NM       175.6%        0.0%
Selling, general and administrative                   15,674         12,304        3,370           27.4%       52.7%       53.3%
                                                    ---------      ---------    ---------     -----------   ---------   ---------
     Total expenses                                   75,663         17,275       58,388          338.0%      254.3%       74.9%
                                                    ---------      ---------    ---------     -----------   ---------   ---------
Income (loss) from operations                        (45,910)         5,793      (51,703)        (892.5)%    (154.3)%      25.1%

Interest income (expense), net                            51              2           49        2,450.0%        0.2%        0.0%
                                                    ---------      ---------    ---------     -----------   ---------   ---------
Income (loss) before provision for
   income taxes and minority interest                (45,859)         5,795      (51,654)        (891.4)%    (154.1)%      25.1%

Income tax provision (benefit)                       (18,234)         2,300      (20,534)        (892.8)%     (61.3)%       9.9%
                                                    ---------      ---------    ---------     -----------   ---------   ---------
Income (loss) before minority interest               (27,625)         3,495      (31,120)        (890.4)%     (92.8)%      15.2%

Minority interest in net income of
   consolidated subsidiary                               682            622           60            9.6%        2.3%        2.7%
                                                    ---------      ---------    ---------     -----------   ---------   ---------
Net income (loss)                                   $(28,307)      $  2,873     $(31,180)      (1,085.3)%     (95.1)%      12.5%
                                                    =========      =========    =========     ===========   =========   =========

NM - NOT MEANINGFUL

REVENUES

         Total revenues for the nine months ended September 30, 2004 were $29,793, an increase of $6,685, or 29.0%, compared to revenues of $23,068 for the nine months ended September 30, 2003. This net increase was the result of changes in several items comprising revenue as discussed below.

         Advertising revenue for the nine months ended September 30, 2004 was $15,928, an increase of $4,239 or 36.3% compared to $11,689 for the nine months ended September 30, 2003. The increase is driven by TOC being better able to compete for national advertising business as a result of obtaining Nielsen ratings which allowed us to demonstrate our household delivery. Nielsen reported that we had approximately 26.2 million subscribers at the end of September 2004 compared to 24.7 million at the end of September 2003 an increase of 1.5 million or 6.1%. (Nielsen revises this estimate each month and as of November 1, 2004, Nielsen reported that we had approximately 25.3 million subscribers.) The fact that we had Nielsen ratings and demographic data coupled with the increase in the number of subscribers allowed us to better utilize our advertising inventory and increase our effective rates realized on our advertising time on The Outdoor Channel. Further, as demand for our air time increased, the fees paid by third party programmers to air their programs on The Outdoor Channel increased.

         Subscriber fees for the nine months ended September 30, 2004 were $9,830, an increase of $2,000 or 25.5% compared to $7,830 for the nine months ended September 30, 2003. The increase was primarily due to: the increased number of subscribers as noted above; contractual subscriber fee rate increases with existing affiliates; the beginning of payments late in 2003 from certain carriers who had previously received The Outdoor Channel without charge which were realized in the first and second quarters of 2004 and not in the comparable prior periods; and the increasing penetration of The Outdoor Channel on DirecTV.

         Membership income for the nine months ended September 30, 2004 was $3,995, an increase of $446 or 12.6% compared to $3,549 for the nine months ended September 30, 2003. The increase in membership income was driven by increased attendance at our gold shows and 70 more participants (or an increase by approximately 33%) on our annual Alaska trip.

EXPENSES

         Total expenses for the nine months ended September 30, 2004 were $75,663, an increase of $58,388, or 338.0%, compared to $17,275 for the nine months ended September 30, 2003. As a percentage of revenues, total expenses are 254.3% and 74.9% in the nine months ended September 30, 2004 and 2003, respectively. The increase in expenses was due to several factors, but is principally driven by the non-cash, non-recurring compensation expense incurred by the issuance of options in connection with the TOC merger with an intrinsic value of $52,233 in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own.

         Satellite transmission fees for the nine months ended September 30, 2004 were $1,759, a decrease of $54, or 3.0%, compared to $1,813 for the nine months ended September 30, 2003. This relatively static comparison reflects the fixed nature of our contracts for these services and a negotiated price decrease in the contract. We are scheduled for a price increase in October 2005 amounting to $5 per month.

         Advertising and programming expenses for the nine months ended September 30, 2004 were $5,997, an increase of $2,839 or 89.9% compared to $3,158 for the nine months ended September 30, 2003. The increase in advertising and programming expenses is principally a result of our increased spending on consumer and trade industry awareness campaigns to build demand for and awareness of The Outdoor Channel. Part of the increase is also a result of our decision to produce more of our programming in-house, including programming for The Outdoor Channel 2 HD. Advertising and programming expenses are expected to continue to grow faster than the expected growth in total revenue and increase as a percentage of revenue, as a larger percentage of our programming is produced in-house as opposed to production being provided by third party producers.

         Compensation expense from exchange of stock options for the nine months ended September 30, 2004 was $52,233 and was incurred as a result of the issuance of 4,012 options to TOC option holders in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own.

         Selling, general and administrative expenses for the nine months ended September 30, 2004 were $15,674, an increase of $3,370 or 27.4% compared to $12,304 for the nine months ended September 30, 2003. As a percentage of revenues, selling, general and administrative expenses were 52.7% and 53.3% for the nine months ended September 30, 2004 and 2003, respectively. This increase was primarily due to personnel expenses which increased by approximately $1,250 in the nine months ended September 30, 2004 over 2003 principally as a result of increased personnel to 127 from 111 at September 30, 2004 and 2003, respectively. Further, we experienced increases in other components of selling, general and administrative expenses: Professional fees and associated costs related to our reincorporation from Alaska to Delaware; listing of our common stock on the Nasdaq National Market; increased depreciation expense as a result of equipment purchased in 2004 and 2003 to support our growth; and our increased travel related costs associated with our increased advertising sales staff, support of our growing number of affiliates and the promotion of The Outdoor Channel.

         INCOME (LOSS) FROM OPERATIONS

         Income (loss) from operations for the nine months ended September 30, 2004 was ($45,910), a decrease of $51,703 or 892.5% compared to $5,793 for the nine months ended September 30, 2003. As a percentage of revenues, income (loss) from operations was (154.3%) and 25.1% for the nine months ended September 30, 2004 and 2003, respectively. If the effect of the non-cash, non-recurring compensation expense of $52,233 related to the assumption of TOC stock options is excluded, income from operations would have been $6,323 or an increase of $530 or 9.1%. Thus income from operations as adjusted for the non-cash, non-recurring expense of $52,233 grew at a slower pace than revenue growth during the period reflecting our investment in programming. There can be no assurance that this strategy will be successful.

         INTEREST INCOME (EXPENSE), NET

         Interest income (expense), net for the nine months ended September 30, 2004 was $51, an increase of $49 compared to $2 for the nine months ended September 30, 2003. This improvement was primarily due to the retirement of the Company's debt to stockholders during 2003, resulting in less interest expense complemented by the interest earned on increased cash balances.

         INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Income (loss) before provision for income taxes and minority interest decreased significantly as a percentage of revenues to (154.1%) for the nine months ended September 30, 2004 compared to 25.1% for the nine months ended September 30, 2003.

         The TOC business segment's income before provision for income taxes and minority interest as a percentage of revenue decreased to 27.3% for the nine months ended September 30, 2004, compared to 31.4% for the nine months ended September 30, 2003. The decrease was due mainly to the growth of our advertising and programming expenses in the third quarter and increases in personnel expenses resulting from the increase in the number of employees from 80 at the end of September 2003 to 96 by the end of September 2004.

         For the membership division segment, income before provision for income taxes and minority interest as a percentage of revenues increased to 10.9% for the nine months ended September 30, 2004 compared to 1.0% for the nine months ended September 30, 2003. The increase principally reflects a concerted effort to control costs and make adjustments in our marketing and advertising that yield increased sales while spending less on selling, general and administrative expenses.

         For the corporate business segment, loss before provision for income taxes and minority interest for the nine months ended September 30, 2004 was $53,272, a decrease of $52,948 or 99.4% compared to the loss of $324 for the nine months ended September 30, 2003. The expenses allocated to this business segment include: the non-cash, non-recurring compensation expense of $52,233 in the third quarter which resulted from the issuance of options in connection with the acquisition of the minority interest in TOC, professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers' payroll and related expenses. The increase in the expenses of corporate business segment is principally related to costs associated with GPAA acquiring substantially all of the remaining 17.6% minority interest in TOC, legal fees resulting from corporate restructuring including our listing on the Nasdaq National Market and various securities filings.

         INCOME TAX PROVISION (BENEFIT)

         The provision for income taxes for the nine months ended September 30, 2004 was ($18,234), a decrease of $20,534 or 892.8% as compared to $2,300 for the nine months ended September 30, 2003. The significant decrease was due to the Company recognizing an income tax benefit of $20,789 arising from a non-cash, non-recurring compensation expense charge of $52,233 which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC. The effective income tax rate was approximately 40.0% for both the nine months ended September 30, 2004 and 2003, respectively.

         MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Minority interest for the nine months ended September 30, 2004 was $682 compared to $622 for the nine months ended September 30, 2003. Minority interest was eliminated in the month of September due to GPAA acquiring substantially all of the remaining 17.6% minority interest in TOC it did not already own. The amount reported for the nine months ended September 30, 2004 reflects approximately eight months of activity while the same period in 2003 reflects nine months. The growth of minority interest was primarily due to the increased profitability of TOC along with a slight increase in the percentage of ownership of TOC by the minority interest. As a result of the acquisition of the remaining interest in TOC by GPAA, minority interest will be the same amount for the year ended December 31, 2004 as for the nine months ended September 30, 2004 and thereafter will not continue as a result of our current capital structure.

         NET INCOME (LOSS)

         Net income (loss) for the nine months ended September 30, 2004 was ($28,307) a decrease of $31,180 or 1,085.3% compared to $2,873 for the nine months ended September 30, 2003. As a percentage of revenues, net income (loss) was (95.1%) and 12.5% for the nine months ended September 30, 2004 and 2003, respectively.

         If the non-cash, non-recurring compensation expense of $52,233 net of tax benefit of $20,789 described above is excluded, net income for the nine months ended September 30, 2004 would have been $3,137 or 10.5% of sales. The decline in the rate of net income principally reflects the decision to produce a larger percentage of programming in-house as opposed to licensing from third parties and our decision to invest in advertising.

         EARNINGS (LOSS) PER SHARE

         Earnings (loss) per common share for the nine months ended September 30, 2004 was $(1.86) per basic and diluted share compared with $0.21 per basic share or $0.20 per diluted share for the nine months ended September 30, 2003. Diluted loss per share was equal to basic loss per share due to the Company's losses.

LIQUIDITY AND CAPITAL RESOURCES

         We generated cash from operations of $5,288 in the nine months ended September 30, 2004, compared to $3,909 in the nine months ended September 30, 2003 and had a cash and cash equivalents balance of $11,681 at September 30, 2004, which was an increase of $4,467 from the balance of $7,214 at December 31, 2003. Current assets increased to $17,579 at September 30, 2004 compared to $13,968 at December 31, 2003. Current liabilities decreased to $2,614 at September 30, 2004 compared to $2,623 at December 31, 2003. Net working capital increased to $14,965 at September 30, 2004, compared to $11,345 at December 31, 2003. Total liabilities decreased to $4,170 at September 30, 2004 compared to $4,353 at December 31, 2003.

         We generated a loss from operations in the three and nine months ended September 30, 2004 of $49,956 and $45,910 respectively. These losses were principally a result of the non-cash, non-recurring charge to operating expenses of $52,233. After excluding this charge, income from operations for the three months ended September 30, 2004 would have been $2,277 compared to an income from operations of $2,577 for the three months ended September 30, 2003 and income from operations for the nine months ended September 30, 2004 was $6,323 compared to an income from operations of $5,793 for the nine months ended September 30, 2003. From 2000 through the present, the Company has financed its activities primarily from cash flows from operations. During the quarter ended September 30, 2004, the Company entered into a new credit facility providing for a revolving line of credit of up to $5,000 of available borrowings. The borrowings under the credit facility are secured by accounts receivable, instruments, documents, chattel paper, general intangibles, contract rights, investment property, certificates of deposit, deposit accounts, letter of credit rights, inventory, and equipment. The credit facility matures on September 5, 2005 and contains customary financial and other covenants and restrictions including a change of control provision. As of September 30, 2004, the Company did not have any amounts outstanding under the credit facility. We did not have any significant capital commitments as of September 30, 2004. The capital improvements we made in the nine months ended September 30, 2004, which included purchasing high definition camera equipment for TOC, were funded with cash from operations.

         Driven by a need to increase office space, we began a reassessment of our facilities including floor space utilization, master control equipment, uplink equipment, etc. during the three months ended September 30, 2004. The Company is in the process of assessing its alternatives, including renovating its current facilities and upgrading its equipment along with possibly purchasing the building where the Company is currently located. While no decision had been reached with regard to these alternatives, the Company believes that a significant portion of such capital expenditures could be funded from its cash on hand. We also believe that long-term debt financing may be available to fund a portion of these expenditures although we do not have commitments to do so and may not actually obtain such commitments on terms acceptable to us.

         In October 2004, the Company received notice from a TOC shareholder that the shareholder was exercising dissenters' rights with respect to 143,660 previously outstanding TOC common shares. The dissenter submitted a written demand that TOC repurchase the dissenter's shares at a price of $28.27 per share. As of the date of this filing, TOC has not agreed to the dissenter's asking price and the Company and TOC have been negotiating with the dissenting shareholder over the dissenter's demand. TOC and the Company currently anticipate that the negotiations could be protracted unless the dissenter withdraws his demand. If TOC denies that such shares qualify as "dissenting shares" or if TOC and the dissenter are unable to agree on a price for the shares or other arrangements, either the dissenter or TOC may commence legal action within six months from September 17, 2004 to determine whether or not such shares are dissenting shares or to resolve the issue as to the fair market value of the dissenting shares as of the day before the first announcement of the terms of the proposed merger involving TOC. If TOC is required to repurchase the shares of the dissenter, the Company believes that TOC has sufficient cash on hand and available borrowings to pay such amounts without adversely impacting currently anticipated operations, working capital requirements or capital expenditures. For accounting purposes, the TOC shares held by the dissenter are deemed to still be outstanding. However, the related minority interest as of September 30, 2004 was not material. Any payments made to the dissenter will be recorded as additional goodwill.

         As of September 30, 2004, the Company is generating sufficient cash flow from operations to meet its short-term cash flow requirements. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated capital requirements through at least September 30, 2005. To the extent that such amounts are insufficient to finance the Company's working capital requirements or the Company's desires to expand operations beyond current levels, the Company could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its shareholders.

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

         There were no significant changes in the Company's critical accounting policies during the third quarter of 2004.

RISK AND UNCERTAINTIES

         In addition to the other information contained in this report, readers should consider carefully the following factors and uncertainties in evaluating our business. Our business and operations are subject to a number of risks and uncertainties and the following list should not be considered to be a definitive list of all factors that might affect our business, financial condition and future results of operations, and the following list should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the Securities and Exchange Commission.

         WE MAY NOT BE ABLE TO EFFECTIVELY EXECUTE OUR BUSINESS STRATEGY, AND AS A RESULT OUR REVENUES AND OUR PROFITABILITY MAY NOT INCREASE OR IMPROVE.

         Our strategy includes (1) expanding marketing efforts in an attempt to grow our subscriber base, (2) the launch of The Outdoor Channel 2 HD including negotiating and securing carriage agreements for this new channel, (3) pursuing national advertising accounts, (4) increasing production and licensing of high quality programming, (5)building a library of high-definition programming to support TOC 2 HD and possible distribution through other outlets, and (6) seeking new membership in our club organizations - GPAA and Lost Dutchman's. This strategy requires that we successfully manage our business and operations and there can be no assurances that we will be able to successfully implement our business strategy or that our efforts will result in increased revenues or improved profitability. If we are not able to increase our revenue or improve profitability, our results of operations could be adversely affected.

         Growing our subscriber base depends upon many factors such as the success of our marketing efforts in driving consumer demand for The Outdoor Channel, overall growth in cable and DBS subscribers, the popularity of our programming, our ability to negotiate new carriage agreements and maintain existing distribution, and other factors beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of The Outdoor Channel on cable and DBS systems or that such carriage will not be adversely affected as a result of a number of factors.

         Our ability to actively pursue national advertising accounts and thus to increase advertising rates depends upon the popularity of our programming and the demographics of our viewers, as well as strategies taken by our competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for national advertising accounts and related advertising expenditures is intense. We face competition for such advertising expenditures from a variety of sources, including other cable companies and other media. We cannot assure you that our sponsors will pay advertising rates for commercial air time at which we can make a profit or that we will be able to attract new advertising sponsors or increase advertising revenues.

         Building a library of programs by increasing our production and licensing high quality programming and program distribution rights requires significant resources. We currently produce approximately 15% to 20% of our programming. Although we have recently upgraded our Temecula, California production facility, we expect that additional expenditures will be required. Additionally, we rely on our producers and hosts to produce most of our programming. We acquire the remaining percentage of our shows from independent producers. Although we are generally able to acquire shows at costs that allow us to generate a profit, there is no assurance that we will be able to do so in the future. Moreover, if TOC cannot acquire, develop or produce original programming of interest to our audience, then the number of viewers of The Outdoor Channel would be adversely affected which would adversely impact revenues and results of operations.

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

         We have undergone rapid and significant growth over the last several years, and our strategic objectives include not only further developing and enhancing our existing business, but also expanding our in-house production capabilities. There are risks inherent in rapid growth and working toward achieving new strategic objectives, such as: directing capital resources at appropriate infrastructure, including facilities, information technology systems and other equipment to support a growing organization; hiring and training new management, sales and marketing, production, and other personnel and the diversion of management's attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service. We cannot assure you that we will be able to successfully manage our projected growth or that we will be successful in managing our business objectives. We can provide no assurance that our profitability or revenues will not be adversely affected by future changes in our business. Slower or less profitable growth or losses could adversely affect our results of operations and resulting stock price.

         CABLE AND DBS OPERATORS COULD DISCONTINUE OR REFRAIN FROM CARRYING THE OUTDOOR CHANNEL OR MOVE IT TO LESS HIGHLY-PENETRATED PACKAGES, WHICH COULD ADVERSELY AFFECT THE NUMBER OF VIEWERS.

         The success of The Outdoor Channel is dependent on our ability to enter into new carriage agreements while maintaining existing agreements with and carriage by multiple system operators, which we refer to as MSOs, their affiliate members and DBS systems. Although we have entered into national carriage agreements with approximately 80 of the top 100 MSOs and DBS providers, execution of a national carriage agreement with an MSO does not ensure that its affiliate systems will carry The Outdoor Channel. Under our current national carriage agreements and carriage agreements with the MSOs' affiliates, The Outdoor Channel typically offers MSOs and their cable affiliates the right to broadcast The Outdoor Channel to their subscribers, but such contracts do not require that The Outdoor Channel be offered to all subscribers of the MSO. Our most significant cable and DBS distribution contracts include Charter, Comcast, Direct TV, EchoStar, Time Warner, and the NCTC. These contracts generally have terms ranging from three to ten years and come up for renewal between today and 2008. Because certain carriage agreements do not specify on which service levels The Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets, we have no assurance that The Outdoor Channel will be carried and available to viewers of any particular MSO.

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

         Our ability to deliver programming to cable and DBS operators, and their subscribers, is dependent upon the satellite equipment we use and software working properly to distribute our programming. If this system fails, or a signal with a higher priority replaces our signal, which is determined by our agreement with the owner of the satellite, we may not be able to deliver programming to our cable and DBS operator customers and their subscribers within the time periods advertised. In turn, we may lose subscribers which could adversely impact our revenue and our ability to offer programming and services. We recently negotiated with our satellite provider back-up capability on an in-orbit spare satellite which provides us carriage on the back-up satellite in the event that catastrophic failure occurs on the primary satellite. Our contract does, however, provide that our signal is preempt-able and until the back-up satellite is in position, we could lose our signal for a period of time.

         OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED AND OUR STOCK PRICE MAY DECLINE IF THE ANTICIPATED LAUNCH OF THE OUTDOOR CHANNEL'S HIGH DEFINITION NETWORK IS NOT AS SUCCESSFUL AS WE ARE CURRENTLY PLANNING.

         In May 2004, we announced plans to launch a new and separate network offering outdoor programming entirely in high definition. This new network, which will be referred to as The Outdoor Channel 2 HD, is expected to offer programming both shared with and independent of existing Outdoor Channel programming. There can be no assurances that The Outdoor Channel 2 HD will debut in July 2005 as originally anticipated or will not incur unexpected costs and expenses.

         Distribution of The Outdoor Channel 2 HD will depend on successfully executing distribution agreements with cable and DBS operators. There are no assurances such agreements can be made and if they are made they will be of uncertain duration and terms and may involve the granting of periods of free service and/or marketing commitments to encourage carriage.

         The public may not adopt HD consumer television equipment in numbers sufficient to allow profits for an advertiser-supported service. Bandwidth restraints may keep The Outdoor Channel 2 HD from achieving sufficient distribution from affiliates to reach profitability. Competition for quality HD content may increase the costs of programming for The Outdoor Channel 2 HD, increasing costs beyond our control or expectations.

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

         The cost of programming has generally increased recently for the cable industry and the escalation may continue. We plan to build our programming library through the acquisition of long-term broadcasting rights or the in-house production or outright ownership of programming and this is expected to lead to increases in programming costs. The development, production and completion of television programming requires a significant amount of capital and there are substantial financial risks inherent in developing and producing television programs. Actual programming and production costs may exceed their budgets. Factors such as labor disputes, death or disability of key spokespersons or program hosts, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or prevent completion of a project. If we are not able to successfully recover the costs of developing or acquiring programming through increased revenues, whether the programming is produced by us or acquired from third-party producers, our results from operations and cash flows will be adversely impacted.

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

         WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

         Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. All of our employees are "at-will". Any of our officers or key employees could leave at any time, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our President and Chief Executive Officer and Co-President of The Outdoor Channel, Inc., or Thomas H. Massie, our Executive Vice President, or William A. Owen, our Chief Financial Officer, or Andrew J. Dale, the Chief Executive Officer and Co-President of The Outdoor Channel, Inc., could adversely impact our business. In this regard, Perry T. Massie is currently the subject of a criminal legal proceeding with a trial date currently set for sometime in March 2005, and we are unable to determine the impact of a negative decision in the case, however, the Company could be adversely impacted by being deprived of Mr. Massie's services for a period of time. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

         UNCERTAINTIES AND POSSIBLE ADVERSE PUBLICITY OR A NEGATIVE OUTCOME WHICH MIGHT ARISE IN CONNECTION WITH A CRIMINAL LEGAL PROCEEDING PENDING AGAINST ONE OF OUR PRINCIPAL EXECUTIVE OFFICERS COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

         In October 2003 Perry T. Massie, Chief Executive Officer, President and Chairman of the Board of Outdoor Channel Holdings, Inc. and Chairman of the Board and Co-President of The Outdoor Channel, Inc., was evaluating the possibility of filming a television show to air on The Outdoor Channel that would feature scuba diving in the Alabama River and the history surrounding the river and Selma, Alabama. In the process of scouting for the new show, Mr. Massie made a dive in the Alabama River. Mr. Massie's guide was the owner/operator of a local scuba shop and diving school who was experienced in diving that area of the river and familiar with its history. The area of their dive was not designated as a historical site. During the dive, the other diver discovered a pre-Civil War carbine, but Mr. Massie did not find any significant relics. On returning to the dock after the dive, the two men were arrested under a 1999 Alabama law that makes it a felony to intentionally and knowingly remove, alter, disturb or destroy cultural resources without prior permission. On April 8, 2004, the grand jury in Dallas County, Alabama issued an indictment against Mr. Massie on the charges. Absent the dismissal of these charges, the case is currently scheduled to go to trial sometime in March 2005. Although Mr. Massie believes he has done nothing wrong and is vigorously defending himself against these charges, it is possible that the Company's business or results of operations could be adversely impacted to the extent uncertainty, adverse reaction or negative publicity result from the pending trial. In addition, at this time the Company is unable to predict the full extent to which its business would be impacted if the matter is resolved negatively for Mr. Massie, however, the Company could be adversely impacted by being deprived of Mr. Massie's services, by a decline in revenues or by possible additional costs and expenses. Neither the Company nor any of its subsidiaries is a party to this litigation.

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

         SOME OF OUR EXISTING SHAREHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL SHAREHOLDERS.

         Our current officers, directors and greater than 5% shareholders together control approximately 75% of our outstanding common stock. As a result, these shareholders, acting together, would be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our shareholders. In addition, the interests of these shareholders may not always coincide with our interests as a company or the interests of other shareholders. Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve.

         ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, OUR BYLAWS AND UNDER DELAWARE LAW MAY ENABLE OUR INCUMBENT MANAGEMENT TO RETAIN CONTROL OF US AND DISCOURAGE OR PREVENT A CHANGE OF CONTROL THAT MAY BE BENEFICIAL TO OUR SHAREHOLDERS.

         Provisions of our certificate of incorporation, our bylaws and the Delaware Corporations Code could delay or prevent a change of control of our company, which could adversely affect the market price of our common stock. These provisions could allow our incumbent management to retain control over us and prevent the consummation of a transaction in which our shareholders could receive a substantial premium over the current market price for their shares.

         TECHNOLOGIES IN THE CABLE TELEVISION AND DBS INDUSTRY ARE CONSTANTLY CHANGING, AND OUR FAILURE TO ACQUIRE OR MAINTAIN STATE-OF-THE-ART TECHNOLOGY MAY HARM OUR BUSINESS AND COMPETITIVE ADVANTAGE.

         The technologies used in the cable and DBS industries are rapidly evolving. Many technologies and technological standards are in development and have the potential to significantly transform the ways in which programming is created and transmitted. In addition, under some of our MSO contracts, we may be required to encrypt our signal. We cannot accurately predict the effects that implementing new technologies will have on our programming and broadcasting operations. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in adversely affecting our business and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's material financial instruments consist of its cash and cash equivalents, investments in available-for-sale securities, accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximated their fair values at September 30, 2004 and at December 31, 2003. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments.

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

         During the fiscal three months ended September 30, 2004, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our annual meeting of the shareholders on September 8, 2004, to elect four directors to our Board of Directors and to consider and vote upon proposals to approve certain option grants, ratify and approve the Company's Non-Employee Directors Stock Option Plan, approve the Company's 2004 Long-Term Incentive Plan and, in connection with a merger between a newly formed wholly-owned subsidiary of the Company and TOC, to approve the issuance of the shares of the Company and the assumption of options to purchase shares of common stock of TOC in such merger and to approve the Company's reincorporation from Alaska to Delaware and related proposals to classify the Board of Directors and provisions which provide that only the Board of Directors my call special meetings of stockholders.

         The following individuals were elected as directors and received the number of votes indicated below:

             ------------------- ---------------------- -----------------------
             NAME OF NOMINEE     VOTES FOR              VOTES WITHHELD
             ------------------- ---------------------- -----------------------
             Perry T. Massie     5,041,883              534,006
             ------------------- ---------------------- -----------------------
             Thomas H. Massie    5,033,233              542,656
             ------------------- ---------------------- -----------------------
             David C. Merritt    5,051,341              524,548
             ------------------- ---------------------- -----------------------
             Thomas B. Stanley   5,051,399              524,490
             ------------------- ---------------------- -----------------------

         The proposal to ratify and approve a stock option grant to William A. Owen was approved as follows:

             --------------- ---------------- -------------- -------------------
             VOTES FOR       VOTES AGAINST    ABSTENTIONS    NOT VOTED
             --------------- ---------------- -------------- -------------------
             4,519,718       552,606          3,252          500,313
             --------------- ---------------- -------------- -------------------

         The proposal to ratify and approve a stock option grant to Eugene A. Brookhart was approved as follows:

             ---------------- ---------------- --------------- ----------------
             VOTES FOR        VOTES AGAINST    ABSTENTIONS     NOT VOTED
             ---------------- ---------------- --------------- ----------------
             5,058,174        14,000           3,402           500,313
             ---------------- ---------------- --------------- ----------------

         The proposal to ratify and approve the Company's Non-Employee Directors Stock Option Plan was approved as follows:

             --------------- ----------------- -------------- ------------------
             VOTES FOR       VOTES AGAINST     ABSTENTIONS    NOT VOTED
             --------------- ----------------- -------------- ------------------
             4,515,127       558,607           1,842          500,313
             --------------- ----------------- -------------- ------------------

         The proposal to ratify and approve the Company's 2004 Long-Term Incentive Plan was approved as follows:

             ---------------- ----------------- -------------- ---------------
             VOTES FOR        VOTES AGAINST     ABSTENTIONS    NOT VOTED
             ---------------- ----------------- -------------- ---------------
             4,509,926        563,564           2,086          500,313
             ---------------- ----------------- -------------- ---------------

         The proposal to approve the issuance of shares of the Company's common stock and the assumption of options of TOC as contemplated in the Agreement and Plan of Merger dated May 12,2004 among the Company, Gold Prospector's Association of America, Inc. and TOC was approved as follows:

             --------------- ----------------- --------------- -----------------
             VOTES FOR       VOTES AGAINST     ABSTENTIONS     NOT VOTED
             --------------- ----------------- --------------- -----------------
             4,521,285       551,414           2,877           500,313
             --------------- ----------------- --------------- -----------------

         The proposal to approve the reincorporation of the Company from Alaska to Delaware was approved as follows:

             ---------------- ----------------- --------------- ----------------
             VOTES FOR        VOTES AGAINST     ABSTENTIONS     NOT VOTED
             ---------------- ----------------- --------------- ----------------
             5,040,072        32,048            3,456           500,313
             ---------------- ----------------- --------------- ----------------

         In connection with the reincorporation into Delaware, the proposal to classify the Board of Directors was approved as follows:

             --------------- ----------------- --------------- -----------------
             VOTES FOR       VOTES AGAINST     ABSTENTIONS     NOT VOTED
             --------------- ----------------- --------------- -----------------
             4,535,470       536,800           3,306           500,313
             --------------- ----------------- --------------- -----------------

         In connection with the reincorporation into Delaware, the proposal to include certain provisions in the Company's certificate of incorporation and bylaws which provide that only the Board of Directors may call special meetings of stockholders was approved as follows:

             --------------- ----------------- --------------- -----------------
             VOTES FOR       VOTES AGAINST     ABSTENTIONS     NOT VOTED
             --------------- ----------------- --------------- -----------------
             4,503,514       568,846           3,216           500,313
             --------------- ----------------- --------------- -----------------

ITEM 5.  OTHER INFORMATION

         During the three month period ending September 30, 2004 the Company completed its reincorporation from Alaska to Delaware. As previously described in the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on August 19, 2004, in connection with its reincorporation into Delaware, the Company entered into indemnification agreements with all of its current directors, William
         A. Owen, Chief Financial Officer of the Company and Andy Dale, Chief Executive Officer and Co-President of TOC. A form of such indemnification agreement is attached as Exhibit 10.1 hereto.

         During the three month period ending September 30, 2004, the Company entered into a new credit facility providing for a revolving line of credit up to $5,000 of available borrowings. The borrowings under the credit facility are secured by accounts receivable, instruments, documents, chattel paper, general intangibles, contract rights, investment property, certificates of deposit, deposit accounts, letter of credit rights, inventory, and equipment. The credit facility matures on September 5, 2005 and contains customary financial and other covenants and restrictions including a change of control provision.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        Exhibit
        Number    Description
        -------   -----------

         2.1 Amended and Restated Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector's Association of America, Inc. dated as of April 20, 2004, as amended and restated as of May 12, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference)
         2.2 Agreement and Plan of Merger between Outdoor Channel Holdings, Inc., a Delaware corporation, and Outdoor Channel Holdings, Inc., an Alaska corporation, dated as of September 8, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

         3.1      Certificate of Incorporation of Outdoor Channel Holdings, Inc,
                  a Delaware corporation (filed as Exhibit 3.1 to the Company's
                  Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
         3.2      By-Laws of Outdoor Channel Holdings, Inc., a Delaware
                  corporation (filed as Exhibit 3.2 to the Company's Current
                  Report on Form 8-K filed on September 20, 2004 and
                  incorporated herein by reference)
         10.1     Form of Indemnification Agreement between Outdoor Channel
                  Holdings, Inc. and its directors and certain executive
                  officers
         10.2     Revolving Credit Agreement and related agreements by and
                  between the Company and U.S. Bank N.A. dated September 30,
                  2004
         10.3     The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12,
                  2004 and incorporated herein by reference)
         10.4     Form of Stock Option Agreement pursuant to The Outdoor
                  Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and
                  incorporated herein by reference)
         10.5     Non-Statutory Stock Option Plan and Agreement, dated as of
                  November 13, 2003, by and between the Company and William A.
                  Owen, as amended (filed as Exhibit 4.1 to the Company's
                  Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference)
         10.6     Non-Statutory Stock Option Plan and Agreement, dated as of
                  June 10, 2004, by and between the Company and Eugene Brookhart
                  (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference)
         10.7     2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the
                  Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12,
                  2004 and incorporated herein by reference)
         10.8     Non-Employee Directors Stock Option Plan, as amended (filed as
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by
                  reference)31.1
         31.1     Certification by Chief Executive Officer
         31.2     Certification by Chief Financial Officer
         32.1**   Section 1350 Certification by Chief Executive Officer
         32.2**   Section 1350 Certification by Chief Financial Officer

-------------

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

                                 OUTDOOR CHANNEL HOLDINGS, INC.

                                 /s/ William A. Owen
                                 -------------------------------------------
                                 WILLIAM A. OWEN
                                 Authorized Officer, Chief Financial Officer
                                 and Chief Accounting Officer
                                 Date: November 12, 2004