Form 10-K
period 2004-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2005-03-31
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004
                          -----------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-17287

                         OUTDOOR CHANNEL HOLDINGS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                             33-0074499
               --------                             ----------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

         43445 BUSINESS PARK DR., SUITE 113, TEMECULA, CALIFORNIA 92590
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (951) 699-4749
                                                    --------------

Securities registered pursuant to Section 12 (b) of the Act: NONE
                                                             ----

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004 was $66.7 million computed by reference to the average of the bid and asked price as quoted on the NASD's Over the Counter Bulletin Board.

     On March 15, 2005, the number of shares outstanding of the registrant's common stock was 18,518,739.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

ITEM 1.  BUSINESS.

     As used in this annual report on Form 10-K, the terms "we," "us," "our" and the "Company" refer to Outdoor Channel Holdings, Inc. and its subsidiaries as a combined entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of its subsidiaries.

FORWARD-LOOKING STATEMENTS
--------------------------

     The information contained in this report may include forward-looking statements. The Company's actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel and others; (3) Nielsen Media Research, or Nielsen, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of The Outdoor Channel; and (4) other matters. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties which are discussed below in Item 7 of this annual report on Form 10-K under the caption "Risks and Uncertainties" and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

COMPANY OVERVIEW

     We own and operate The Outdoor Channel(R), a national television network devoted to traditional outdoor activities such as hunting, fishing and shooting sports, as well as off road motor sports and other related lifestyle programming. Our target audience is comprised of sportsmen and outdoor enthusiasts throughout the U.S. According to a survey by the U.S. Fish and Wildlife Service, in 2001 there were over 82 million outdoor enthusiasts throughout the U.S. who spent in excess of $100 billion in pursuit of their outdoor activities. We currently have agreements with over 5,700 cable and satellite service providers. Through these agreements, we believe The Outdoor Channel is available to over 71 million households. The Outdoor Channel's programming is offered nationally by cable and satellite service providers and currently is subscribed to by approximately 24.4 million households according to March 2005 estimates by Nielsen.

     We believe The Outdoor Channel provides viewers with a unique destination for authentic, informative and entertaining outdoor programming. As a result, we believe that our viewers tend to be more loyal and spend more time watching The Outdoor Channel than other networks with similar programming. We also believe that The Outdoor Channel has become a particularly desirable network for advertisers of products and services used by outdoor enthusiasts.

     The Outdoor Channel was established in 1993 and began broadcasting 24 hours a day in May 1994. Since inception, we have been committed to providing excellent programming and customer service to our distribution partners. In recognition of our efforts, The Outdoor Channel was named Programmer of the Year in 2003 by the National Cable Television Cooperative. The Outdoor Channel is currently carried by the 10 largest U.S. pay television service providers.

     We also own and operate two national membership organizations, Gold Prospector's Association of America, LLC, or GPAA, and LDMA-AU, Inc., or Lost Dutchman's. The theme of these organizations is the search for gold deposits and treasures while enjoying the outdoors. Initially, we created The Outdoor Channel to market the membership in these organizations by airing programming related to these activities. Through this process, we discovered that members in these organizations were very enthusiastic and passionate about their activities which resulted in a strong consumer demand for The Outdoor Channel. We then augmented this consumer demand by airing programs associated with other membership, or affinity, organizations such as the National Rifle Association and the North American Hunting and Fishing Clubs. We believe that this approach has contributed to our past growth and our current distribution, or number of subscribers. We also believe that this consumer demand, along with increased marketing efforts to encourage service providers to either move The Outdoor Channel to a package of channels that has a greater number of subscribers or make The Outdoor Channel available on their system, will allow us to continue to increase the number of subscribers to The Outdoor Channel.

INDUSTRY

     Historically, television broadcasters have transmitted signals through the airwaves and households received the signals through antennas at no cost. This method of broadcasting signals had several disadvantages. The signal could not reach many areas due to signal strength, remoteness of many communities and topography. In addition, for those households that could receive the signal, it often produced poor picture and sound quality.

     Unlike traditional television broadcasters which deliver their programming without charge, cable companies provide subscription television service for a fee. These service providers transmit signals through coaxial cable connected directly to individual homes. In most markets, this service delivers a much improved picture and sound quality and offers an increased number and wider variety of channels as compared to broadcast television. In addition to using cable for connectivity, companies use satellite technology to provide subscription television service directly to households. This industry of providing television service to households for a fee, or on a subscription basis, is typically referred to as "pay television."

INDUSTRY PARTICIPANTS

     The pay television industry is comprised primarily of two segments: service providers and television networks.

     SERVICE PROVIDERS. Pay television service providers, also commonly referred to as distributors, are comprised of two types: cable and satellite. These service providers own and operate the platforms they use to deliver television programming to subscribers. Cable and satellite service providers compete against each other for subscribers. These service providers attempt to create a mix of channels, or tiers, that will be attractive to the households in the markets they serve in an effort to attract and retain subscribers. Service providers generate revenue primarily by selling television service to households. They also make many of the programming decisions, including which channels to carry and in which packaged offering, or tier, a channel should be included.

     CABLE SYSTEMS. Pay television cable systems consist of two groups: independent cable providers and multi-system cable operators, or MSOs. Independent cable providers are smaller, individual systems that deliver the television signal to households in only one or a limited number of regions. Generally, independent cable service providers operate in distinct markets that range from large metropolitan centers to small rural areas and do not compete directly with each other in their respective markets. In comparison, MSOs are companies that are affiliated with, or control, a number of regional or individual cable systems. Examples of MSOs include Time Warner Cable and Comcast Cable Communications. In many instances, channels need to establish a relationship with an MSO in order to pursue carriage on its affiliated regional cable systems. As of March 2005, cable providers delivered pay television to approximately 72.1 million U.S. households according to Nielsen estimates.

     SATELLITE SYSTEMS. Pay television satellite systems deliver television signals to households via orbiting satellites using digital technology. Unlike cable, where the service providers generally do not compete against each other, satellite service providers compete against each other directly because reception from any one satellite service provider is available to just about any viewer wishing to subscribe to it. Examples of satellite service providers include DIRECTV(R) and DISH NetworkTM. As of March 2005, there were approximately 21.7 million homes with systems delivering pay television to homes using some means other than cable according to Nielsen. We believe that most of these are satellite systems.

     NETWORKS. Networks, also commonly referred to as television channels, bring together television programs and package them into a branded schedule of entertainment. Most networks are owned by MSOs or media conglomerates. In order to secure the content necessary for a cohesive schedule, channels can either produce programming internally or acquire third-party programming from production companies. Broadcast networks, which are regulated by the Federal Communications Commission, or the FCC, generate revenue primarily by selling advertising whereas pay television networks generate revenue by both selling advertising included in their programming and through subscription fees paid by service providers for the right to deliver the network to their customers.

     To gain distribution to households, new networks need to establish carriage agreements with service providers. In order to initiate or improve carriage, many networks, and in particular those networks not affiliated with any major service provider, may need to offer launch incentives, which can include marketing support or upfront cash payments. These incentives or payments are typically made on a per-subscriber basis and generally before receiving any subscriber fee revenues.

TRENDS IN PAY TELEVISION

     TRANSITION FROM ANALOG TO DIGITAL IN CABLE SYSTEMS. Cable distribution has been undergoing dramatic changes in the technologies used to deliver programming and services including digital transmission technology, which enables improved picture and sound quality, faster signal transmission and additional channel capacity. Cable system operators can now offer additional services such as pay-per-view, video-on-demand and Internet and telephone connectivity. Households that receive a digital signal account for approximately 35% of the households reached by cable providers.

     THE EMERGENCE OF HIGH DEFINITION TELEVISION. Digital transmission technology, whether used by cable or satellite systems, provides a platform for a new content category: high-definition television, which is commonly referred to as HD TV. HD TV offers a clearer and sharper picture and enhanced sound, as compared to standard definition television. In addition, HD TV provides a widescreen view that provides a wider field of vision. In order to deliver HD TV, service providers have invested and are expected to continue to invest in HD-enabled infrastructure. The number of households that will have HD televisions is projected to grow to 29.3 million in 2008, according to the Yankee Group.

     CHANNEL PROLIFERATION. Increased system capacity has enabled service providers to carry channels that offer programming on more focused subject matter and themes. These channels can capture an audience that is interested in a particular subject and chooses to watch dedicated and consistently themed programming. The audience demographics of these specialized channels tend to be more highly concentrated than those of general entertainment or broadcast channels. As a result, such specialized channels offer advertisers an opportunity to communicate with a highly targeted and relevant audience. Pay television continues to attract viewers to the detriment of traditional broadcast television. In fact, during the 2003/04 official TV season, more viewers watched television on cable than on broadcast based on an analysis of Nielsen data by Cabletelevision Advertising Bureau.

     FOCUSED AND SEGMENTED ADVERTISING. We believe many advertisers, because they have begun seeking out new methods to target specific demographics, have become increasingly dissatisfied with the results of broadcasting to a broad audience and have become increasingly focused on the composition of an audience in an effort to maximize the returns generated per advertising dollar. We believe that individual, specialized channels on pay television offer advertisers the opportunity to reach a more focused demographic as compared to broadcast television. To this end, we believe many advertisers have begun dedicating portions of their advertising budgets towards channels focused on targeted market segments.

OUR COMPETITIVE STRENGTHS

     We intend to seek to use the following strengths in our efforts to increase the subscriber base of The Outdoor Channel and in our efforts to improve our overall performance:

     o    AUTHENTIC, INFORMATIVE AND ENTERTAINING OUTDOOR PROGRAMMING

     We believe that The Outdoor Channel is a preferred destination for television viewers seeking high-quality, traditional outdoor programming. We are differentiated from other cable networks categorized as sports networks through our focus on traditional outdoor activities such as hunting, fishing and shooting sports, as well as off road motor sports and other related lifestyle programming. Our programming does not include team sports or "extreme sports" that other networks offer, which we believe dilutes the interest of our target audience. We believe this strategy has enabled us to build an extremely loyal audience that tends to watch The Outdoor Channel instead of other channels that have similar outdoor programming.

     o    ATTRACTIVE VIEWER DEMOGRAPHICS

     We believe that The Outdoor Channel delivers a television audience that is not available through other networks and is particularly desirable for advertisers seeking to target a large and concentrated audience of outdoor enthusiasts. The Outdoor Channel demographic, primarily males between the ages of 25 and 54, represents an audience for which advertisers allocate a significant portion of their budget. According to Nielsen, in the fourth quarter of 2004 the primetime ratings of The Outdoor Channel surpassed ratings achieved by other male-oriented networks such as ESPN Classic, the Golf Channel and Outdoor Life Network.

     o    LARGE OUTDOOR-FOCUSED MARKET

     We believe our programming appeals to the traditional outdoor sports enthusiasts which include those who hunt and/or fish. According to the U.S. Fish and Wildlife Service's latest survey, there are estimated to be over 82 million traditional outdoor sports enthusiasts that participated in outdoor recreation and spent in excess of $100 billion in 2001 pursuing outdoor activities. Of this group, more than 34 million people participated in fishing and 13 million people participated in hunting, and in 2001 collectively spent in excess of $70 billion in pursuit of these activities. In addition, we believe our programming appeals to an even broader audience that may have historically participated in traditional outdoor sports or desire to do so in the future. As we continue to increase our subscriber base, we believe that national advertisers will rely on The Outdoor Channel to reach our focused audience of outdoor enthusiasts.

     o    EXTENSIVE SERVICE PROVIDER RELATIONSHIPS

     We have relationships or affiliate agreements with a broad group of service providers, including the 10 largest in the U.S. In fact, The Outdoor Channel was carried by the highest percentage of cable operators among those networks with less than 35 million subscribers, according to a December 2004 survey by Beta Research Corporation. Based on our estimates, The Outdoor Channel is currently available to, and could potentially be subscribed by, over 71 million households. Through our service provider relationships, we have grown our subscriber base from approximately 5.3 million in 1999 to approximately 24.4 million in March 2005.

     o    HIGHLY LEVERAGEABLE BUSINESS MODEL

     We anticipate that we will be able to transmit our programming to additional subscribers with modest incremental delivery costs as our subscriber base increases. We also believe that our programming, focused on traditional outdoor activities and recorded in natural settings, tends to be less expensive to produce than programming that requires elaborate sets, soundstages, highly compensated actors and a large production staff.

     o    EXPERIENCED AND COMMITTED MANAGEMENT TEAM

     The members of our senior management team and our board of directors have significant experience in the cable television sector and many of them have been associated with the Company for a considerable amount of time. The Outdoor Channel was founded by outdoor enthusiasts for outdoor enthusiasts. We believe that our thorough knowledge of the market for, and our active participation in, outdoor activities fosters an unwavering commitment to programming that is relevant to our viewers, producers, advertisers and sponsors.

OUR BUSINESS GROWTH STRATEGIES

     The principal components of our strategy to grow our business are:

     o    SEEK TO GROW OUR SUBSCRIBER BASE

     As a result of our focused content and affinity group marketing initiatives, we have been successful in increasing our subscriber base to approximately 24.4 million in March 2005, as estimated by Nielsen, from approximately 5.3 million in 1999. We intend to seek new opportunities to continue to grow our subscriber base through the following initiatives:

          o    EXPAND DISTRIBUTION RELATIONSHIPS

     We intend to expand our marketing efforts to grow our subscriber base. Through our existing relationships with carriers, we intend to migrate our channel from premium packages to more affordable basic or expanded basic service packages within these systems in order to capture broader distribution and increase subscribers. In addition, we plan to continue to pursue agreements with new service providers to increase the number of households that are able to subscribe to our channel. Our expanded marketing efforts will include additional support from us to assist the service providers in launching our channel with new subscribers. Such "launch support" may include all or some of the following:

               o local marketing support, such as promotional materials and sharing of costs for local advertising;

               o    training support to local customer service representatives;

               o    subscription fee waivers for a limited time; and

               o    upfront cash payments.

          o    ADOPT HD TECHNOLOGY EARLY-OUTDOOR CHANNEL 2 HDSM

     We intend to offer price incentives to those service providers desiring to distribute both The Outdoor Channel and Outdoor Channel 2 HD. We believe that HD television complements our outdoor-themed content and represents a significant opportunity for us to expand our distribution and subscriber base. The outdoor action inherent in our programming is well suited for high definition. In addition, the audio and visual characteristics of HD substantially enhance the experience and sense of adventure provided by our programming. We are currently testing the HD version of our channel and plan a formal launch in July 2005. As a validation of the high quality, visually compelling nature of our HD programming, through an arrangement with Premier Retail Networks, Inc., we provide branded HD content being used to demonstrate the benefits of HD in over 4,700 well known retail stores, such as Wal-Mart, Circuit City and Best Buy, when promoting the sales of HD television sets. As an early adopter of HD TV technology, we are ready to assist service providers as they migrate their offerings to HD TV by providing quality HD TV programming, thereby gaining distribution to this new customer segment early in its development, while at the same time increasing the distribution of The Outdoor Channel.

          o    INCREASE VIEWERSHIP THROUGH CONSUMER-FOCUSED MARKETING

     Our consumer marketing strategy is designed to increase consumer, or subscriber, demand. We currently have working relationships with numerous affinity organizations whose members are interested in outdoor activities such as hunting, fishing and shooting sports and off road motor sports. We plan to strengthen these current relationships and to seek opportunities to enter into similar relationships with additional affinity groups and membership organizations interested in traditional outdoor activities and related pursuits. We also plan to increase consumer demand by expanding our marketing efforts to include broader-based advertising to target those potential viewers that may not be members of such organizations, but are interested in outdoor activities. We believe that increased consumer awareness of our programming will create additional demand for The Outdoor Channel and encourage service providers to offer The Outdoor Channel within their most widely subscribed programming packages.

     o    INCREASE SALES AND MARKETING EFFORTS TO ATTRACT NATIONAL ADVERTISERS

     We plan to attract additional national advertisers to The Outdoor Channel, and we believe it will become easier to do so if we are successful in our efforts to grow our subscriber base. Over the past several years, we have increased our efforts to demonstrate the benefits of advertising on The Outdoor Channel to companies that advertise nationally. A significant portion of the increase in our advertising revenue over the last two years is attributable to increases in national advertising on The Outdoor Channel.

     Currently, national advertisers such as Ace Hardware, Auto Zone, Cabela's, Castrol Motor Oil, Dickies, Geico Insurance, Honda, Jack Daniel's, John Deere, Kawasaki, Polaris, Quaker State, Remington, Suzuki, the U.S. Army and Yamaha regularly advertise on The Outdoor Channel. We believe our viewer demographics are attractive to many other national advertisers. In an effort to more effectively pursue these opportunities, we recently opened an office in New York City where many such advertisers have offices.

     We also offer national advertisers the opportunity to sponsor several hours of themed programming as a means to capture more visibility, obtain premium advertising spots and generate more brand awareness. These opportunities, which we refer to as block-programming sponsorships, enable advertisers to embed advertising messages and products in the programming itself in addition to purchasing traditional commercial spots. These block-programming sponsorships offer advertisers the opportunity to reach targeted audiences through the unique nature of our programming. Our current popular block-programming sponsorships include Monday Night Fishing currently sponsored by Cabela's, Tuesday Night Hunting currently sponsored by Mossy Oak and Wednesday night Horsepower sponsored by Optima Batteries.

     o    CREATE OR ACQUIRE HIGH-QUALITY, POPULAR PROGRAMS

     Historically, to fill our programming schedule we have contracted with third-party producers. The third-party producers retain ownership of the program and typically purchase from us a block of the advertising time available in their program which they then resell to advertisers or use themselves. We currently produce approximately 20% of our programming schedule. In the future, we intend to produce more in-house programming or acquire ownership in programs produced by third parties by entering into exclusive, multi-year programming agreements. We believe this will allow us to retain and sell more advertising time for our own account.

     We believe our programming has qualities that will provide opportunities for rebroadcast or repurpose in the future. As we develop in-house programming and acquire additional programming, we expect to develop a library of standard definition and HD programs that may be re-broadcast with little incremental cost. As a secondary use, we intend to seek opportunities to sell the airing rights to portions of footage captured in the normal course of our program production to production companies in need of natural setting footage. In addition, we believe that by owning the content, we can better leverage other potential opportunities that may exist such as DVD sales and international syndication.

     o    EXPAND THE MEMBERSHIP IN OUR CLUB ORGANIZATIONS - GPAA AND LOST
          DUTCHMAN'S

     We originally founded The Outdoor Channel in an attempt to more effectively market our club organizations, the theme of which is the search for small gold deposits and other treasure. We intend to attempt to increase the membership base of GPAA and Lost Dutchman's principally by marketing to viewers of The Outdoor Channel and by producing programs that that are specifically directed towards their prospecting interests. We will present to such viewers the benefits of membership in GPAA and Lost Dutchman's while promoting subscriptions to "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine. In addition, we promote and market these two club organizations through direct mail campaigns and our promotion and sponsorship throughout the country of expositions dedicated to gold prospecting, treasure hunting and related interests. We also offer introductory outings at our campsites in an effort to increase membership sales in our national gold prospecting campground club and to increase the number of participants attending our unique expeditions held near Nome, Alaska and in the Motherlode area of California.

SOURCES OF REVENUE

     No single customer of ours accounts for greater than 10% of our total revenue. Our revenues from The Outdoor Channel are derived primarily from two sources, advertising fees and subscriber fees, as discussed below:

     o    ADVERTISING FEES

     We believe that our core schedule of programming provides a targeted and valuable audience to advertisers. During the fourth quarter of 2004, our primetime household rating surpassed the ratings achieved by ESPN Classic, the Golf Channel and Outdoor Life Network according to Nielsen. In addition, Nielsen indicates that the majority of our viewers do not watch competing specialized sports channels, such as ESPN2, Outdoor Life Network or Speed Channel during primetime. As a result, we believe that The Outdoor Channel delivers a television audience that is not available through alternative advertising paths. Although our programming targets outdoor enthusiasts between the ages of 25 and 54, we believe our programming is appropriate for viewing by the entire family, which is important to viewers, advertisers and service providers alike.

          o    SHORT-FORM ADVERTISING

     We sell short-form advertisements on The Outdoor Channel for commercial products and services, usually in 30 second increments. The total inventory for our short-form advertising consists of seven minutes per half hour. Of this available advertising time, one minute is reserved for the local service providers who may preempt the advertisement we insert into the program with a local advertisement. Of the remaining six minutes, we either sell it to advertisers for our own account or to third-party producers who then resell this time to advertisers for their own account or use it themselves.

     Advertisers purchase from us the one minute of advertising time that is reserved for the local service providers at a discount understanding that some of the service providers will superimpose their own spots over the advertising that we have inserted in the program, causing these advertisements to be seen by less than all of the viewers of any program. All of this advertising time is sold to direct response advertisers. Direct response advertisers rely on direct appeals to our viewers to purchase products or services from toll-free telephone numbers or websites and generally pay lower rates than national advertisers.

     For the advertising time that we retain for our own account, we endeavor to sell this time to national marketing firms and advertising agencies. The price we are able to charge for this advertising time is dependent on market conditions, perceived desirability of our viewers, household delivery and ratings as estimated by Nielsen and the number of households subscribing to The Outdoor Channel as estimated by Nielsen. If we are unable to sell all of this advertising time to national firms and agencies, we sell the remaining time to direct response advertisers. We have been successful in increasing the amount of revenue generated by national advertisers in the last two years. The majority of our revenue from short-form advertising is a result of arrangements with advertising agencies, for which we pay a commission to such agencies. However, we have some direct relationships with marketers who buy directly from us. Our average rates for the advertising time we sell to national advertisers has increased over time as a result of increased distribution, increased household delivery and by increasing demand for our advertising time through expanded sales efforts.

     For the advertising time that we sell to third-party producers, we receive revenue directly from the producers. This revenue is often at a lower rate than we may have received if we were to retain such time and sell it ourselves. The producers then resell this advertising time to others or use this time to advertise their own products or services.

     Our advertising revenue tends to reflect seasonal patterns of advertising expenditures, which is common in the broadcast industry. Typically, our advertising revenue during the first quarter is greater than the second quarter, and the third quarter is greater than the fourth quarter of each year.

          o    LONG-FORM ADVERTISING

     Long form advertisements are infomercials that we typically run for 30 minutes, the majority of which is during the overnight hours. In the future, we plan to reduce the programming time used for infomercials by replacing it with our traditional outdoor programming.

     o    SUBSCRIBER FEES

     Cable and satellite service providers typically pay monthly subscriber fees to us for the right to broadcast our channel. Our service provider contracts typically range from 5 to 10 years and contain an annual increase in the monthly subscriber fees. Our contracts also contain volume discounts for increased distribution by any one service provider.

PROGRAMMING

     The Outdoor Channel's programming emphasizes traditional outdoor activities such as hunting, fishing and shooting sports, as well as off road motor sports and other related lifestyle programming. Some examples of our programs are:

--------------------------------------------------------------------------------------------------------
HUNTING/SHOOTING                  FISHING                           SPECIAL INTEREST
--------------------------------------------------------------------------------------------------------
Ted Nugent Spirit of the Wild     Randy Jones Strike Zone*          Four Wheeler TV
--------------------------------------------------------------------------------------------------------
Jim Zumbo Outdoors*               World Class Sportfishing*         World of Outlaws Sprint Car Racing*
--------------------------------------------------------------------------------------------------------
Guns and Ammo TV                  Mark Sosin's Saltwater Journal    Monsters of Destruction*
--------------------------------------------------------------------------------------------------------

* Designates programs that are produced or owned by The Outdoor Channel, Inc.

     We either produce a program in-house or license a program from a third party. We have been producing in-house programs since our founding in 1993, and in 2004 we produced 16 regularly scheduled programs. Third-party programming license agreements typically provide that the producers retain copyrights to the programming and that The Outdoor Channel is entitled to air each episode several times per week for periods ranging from one calendar quarter to three years. Substantially all of our programming contracts with third parties allow us exclusive U.S. rights and non-exclusive foreign rights during the term of the licensing agreement. In 2004, we acquired the rights to a total of approximately 1,859 episodes from third-party producers which occupied approximately 80% of our programming schedule.

SALES AND MARKETING

     Our sales and marketing efforts are focused on: (i) adding subscribers both through improved positioning with those service providers already carrying The Outdoor Channel and through new agreements with service provider systems not currently carrying The Outdoor Channel, (ii) increasing demand from the viewing audience and (iii) cultivating existing and pursuing new advertising clients.

SERVICE PROVIDERS

     Generally, our sales and marketing efforts to increase distribution focus on developing strong relationships with existing and potential service providers through multiple points of contact including traditional sales visits, a dedicated customer service staff, an active local event team and the use of a dedicated web site. In addition to building strong relationships with our customers, we are involved with a wide variety of traditional marketing efforts including advertising in trade publications, participating in industry trade shows, and supporting industry related associations. We anticipate that the widespread adoption of the digital and high definition products offered by our service providers will provide us with additional opportunities to grow and develop The Outdoor Channel. In order to strengthen the sales efforts of these service providers, we offer a wide variety of market specific support including the opportunity to partner with local outdoor clubs, local promotions, direct mail campaigns and integration into existing consumer marketing initiatives.

CONSUMERS

     We market The Outdoor Channel to potential viewers to both create brand awareness and to drive consumer requests for carriage, or for more accessible packaging, by the service providers. These consumer-directed marketing efforts are coordinated with and may be funded in part by the service providers. These efforts often include traditional marketing campaigns consisting of print, billboard and radio advertising. We also use our website to market and promote The Outdoor Channel through schedule information, show synopses, games and contests.

     In addition, we have relationships with a number of outdoor clubs and organizations which provide opportunities for us to utilize their communication channels to reach their membership with targeted marketing messages. These relationships also allow The Outdoor Channel to be associated with organizations that have credibility and relevance to outdoor enthusiasts. Examples of the clubs and organizations with which we have developed these relationships include National Rifle Association, North American Hunting Club, North American Fishing Club and the National Wild Turkey Federation.

     We also have relationships and sponsorships with the following special interest groups: Congressional Sportsmen's Foundation, National Shooting Sports Foundation, Paralyzed Veterans of America, International Hunter Education Assn., International Assn. of Fish and Wildlife Agencies, US Dept. of Fish & Wildlife, Farmers and Hunters Feeding the Hungry.

     In addition to local marketing with service providers, we purchase advertisements in magazines that specialize in content similar to The Outdoor Channel. We currently advertise in approximately 90 popular magazines, including, for example, American Rifleman, Flying, Heartland USA, Off-Road Adventures and Outdoor Life.

ADVERTISERS

     The sales and distribution of The Outdoor Channel's advertising time is conducted by The Outdoor Channel's in-house sales personnel. In 2002, we began to subscribe to Nielsen's services, and the availability of this information has become a critical tool in attracting advertisers. Our sales team sells directly to local, regional, and national advertising accounts, and continuously monitors available spots to maximize advertising revenue.

OTHER BUSINESSES

     In addition to The Outdoor Channel, we own and operate related businesses that serve the interests of The Outdoor Channel viewers and other outdoor enthusiasts. These related businesses include Gold Prospector's Association of America LLC, or GPAA, and LDMA-AU, Inc., or Lost Dutchman's.

     We believe GPAA is the largest gold prospecting club in the world with approximately 32,800 active members. GPAA's members currently pay an initial membership fee of $79 and an annual renewal fees ranging between $24 and $54. GPAA sells products and services related to gold prospecting and is the publisher of the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine.

     Lost Dutchman's is a national gold prospecting campground club with approximately 6,700 members and properties in Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon and South Carolina. Lost Dutchman's members currently pay a membership fee ranging between $3,500 and $3,750 and an annual maintenance fee of $120. Members are entitled to use any of the campgrounds we own or have rights to use and are entitled to keep all gold found while prospecting on any of these properties.

     We also offer unique expeditions where participants enjoy gold prospecting and other outdoor activities. The expeditions include annual expeditions to the heart of the historic Motherlode area in central California and to our 2,300-acre camp on the Cripple River adjacent to the Bering Sea near Nome, Alaska. Participants pay on a per-expedition basis.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Financial information related to the Company's operating segments is included in Note 11 to the consolidated financial statements included in this annual report on Form 10-K, which note is incorporated by reference herein. The Outdoor Channel, or TOC, segment has provided greater than 15% of our consolidated revenue during each of the last three fiscal years.

COMPETITION

     The Outdoor Channel competes with other television channels to be included in the offerings of each system provider and for placement in the packaged offerings having the most subscribers. In order to more effectively compete with other channels for wider distribution of The Outdoor Channel, we may be required to significantly increase our support to those service providers who move The Outdoor Channel to a package of channels, or tier, to which more viewers subscribe or launch The Outdoor Channel on their systems. This support may take the form of subscriber acquisition fees, subscription fee waivers for a limited time and other forms of launch or marketing support to service providers.

     More particularly, each television channel focusing on a particular form of content competes directly with other channels offering similar programming. In the case of The Outdoor Channel, we compete for distribution and viewers with other television networks aimed at our own target audience which consists primarily of males between the ages of 25 and 54. We believe such competitors include the Outdoor Life Network, Spike TV, ESPN and others. It is possible that these or other competitors, many of which have substantially greater financial and operational resources than us, could revise their programming to offer more traditional outdoor activities such as hunting, fishing, shooting and other topics which are of interest to our viewers.

     In addition, certain technological advances, including the continued development of digital compression technology and the increasing deployment of fiber optic cable, are expected to allow cable systems to greatly expand their present channel capacity. Such added capacity leaves room for additional programming of all types which could dilute our market share by enabling the emergence of channels with programming similar to that offered by The Outdoor Channel and lead to increased competition for viewers from existing or new channels.

     We also compete with large television networks that generally have large installed subscriber bases and significant investments in, and access to, competitive programming sources. In addition, large cable companies have the financial and technological resources to create and distribute their own channels. For instance, the Outdoor Life Network, which we consider to be our closest current direct competitor, is owned and operated by Comcast, the largest MSO in the U.S. We believe that while our closest competitor has a similar name, there currently is a substantial difference between the two networks as The Outdoor Channel emphasizes traditional outdoor activities such as fishing and hunting and the other network features a significant amount of programming concerning outdoor competitive, or extreme, sports and nature observation. As The Outdoor Channel becomes more established, however, it is possible that other channels will attempt to offer programming similar to what we offer on The Outdoor Channel.

     We compete for advertising revenue with other pay television networks, broadcast networks, and local over-the-air television stations. In addition, we compete with other forms or means of advertising such as satellite or broadcast radio and the print media. We believe that many of these advertising avenues may not permit an advertiser to target the specific demographic audience that watches The Outdoor Channel with the same degree of concentration on our targeted audience as is available to advertisers through The Outdoor Channel.

     While Lost Dutchman's has numerous campground competitors, we believe it is the only campground club in the United States that has a gold prospecting theme. It has been estimated that there are approximately 15,000 campgrounds in the United States, of which approximately 600 are membership campgrounds such as Lost Dutchman's. Many of these campgrounds compete primarily by quality of facilities and amenities offered. By contrast, Lost Dutchman's has rustic facilities and few amenities and seeks to attract persons who are interested in gold prospecting and hands-on outdoor activities and who wish to be part of an informal family-oriented environment. We are not aware of any direct competitor for our gold prospecting club GPAA, although in a broad sense both GPAA and Lost Dutchman's compete with other sources of recreational activities. Lost Dutchman's and GPAA both compete primarily through marketing and promotional activities involving expositions, advertisements and shows on The Outdoor Channel, reaching prospective members through our "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine and other marketing activities.

EMPLOYEES

     As of March 15, 2005, we had a total of 139 employees of which 136 were full time. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

GOVERNMENT REGULATION

     Our operations are subject to various government regulations. The operations of cable television systems, satellite distribution systems and broadcast television program distribution companies are subject to the Communications Act of 1934, as amended, and to regulatory supervision by the FCC. Our leased uplink facility in Perris, California is licensed by the FCC and must be operated in conformance with the terms and conditions of that license. The license is also subject to periodic renewal and ongoing regulatory requirements. Cable systems that carry our programming are also subjected to local franchise authority regulation.

     LOCAL CABLE REGULATION

     The cable television industry is regulated by municipalities or other local government authorities which have the jurisdiction to grant and to assign franchises and to negotiate generally the terms and conditions of such franchises, including rates for basic service charged to subscribers, except to the extent that such jurisdiction is preempted by federal law. Any such rate regulation could place downward pressure on the potential subscriber fees we can earn.

     FEDERAL CABLE REGULATION

     In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, which provides, among other things, for a "must-carry" regime for local broadcast stations (which requires the mandatory carriage of certain broadcast stations and payments by cable operators to other broadcast stations for retransmission of their signals in some instances), for certain local broadcast stations to be carried on specific channels, for a prohibition on programmers in which cable operators have an "attributable interest" from discriminating between cable operators and their competitors, or among cable operators, and for increased competition in video programming distribution (both within the cable industry and between cable and competing video distributors). The 1992 Cable Act also directed the FCC to adopt regulations limiting the percentage of nationwide subscribers any one MSO could serve and the carriage by cable systems and other video distributors of affiliated programming services. Although the FCC adopted such regulations, they were invalidated by a Court of Appeals in 2001. The FCC subsequently initiated rulemaking proceedings which remain pending.

     In addition, the 1992 Cable Act requires the FCC to establish national guidelines for the rates that cable operators subject to rate regulation may charge for basic cable service and certain other services and to establish guidelines for determining when cable programming may not be provided exclusively to cable system operators. In 1996, Congress enacted the most comprehensive rewrite of telecommunications law since the Communications Act of 1934, modifying many of the provisions of the 1992 Act. Among other things, the legislation allows cable and telephone industries into each other's markets and phased out federal cable rate regulation of non-basic services, such as the rates charged by service providers to subscribers for our programming, in most instances. It also required the FCC to establish rules ensuring that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over an eight to ten year phase-in period, which began in 2000, with only limited exceptions.

     Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect The Outdoor Channel. We are unable to predict the outcome of future federal legislation, regulation or policies, or the impact of any such laws, regulations or policies on The Outdoor Channel's operations.

GPAA AND LOST DUTCHMAN'S REGULATIONS

     To operate our campgrounds and mining sites, we must obtain discretionary permits or approvals issued by local governments under local zoning ordinances and other state laws. In addition, to construct improvements, we have usually been required to obtain permits such as building and sanitary sewage permits. Some states in which we sell memberships have laws regulating campground memberships. These laws sometimes require comprehensive disclosure to prospective purchasers. Some states have laws requiring us to register with a state agency and obtain a permit to market.

OTHER REGULATIONS

     In addition to the regulations applicable to the cable television and gold mining industries in general, we are also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies. In addition, our mining clubs are subject to various local, state and federal statutes, ordinances, rules and regulations concerning, zoning, development, and other utilization of its properties.

INTELLECTUAL PROPERTY

     "The Outdoor Channel(R)" is a registered trademark, and "Outdoor Channel 2 HDSM" is a service mark, of The Outdoor Channel, Inc. We have also filed for registration of other trademarks, none of which we consider material at this time. In addition, we rely on copyright protection of those programs that we own.


ITEM 2.  PROPERTIES.

     We are currently leasing approximately 32,000 square feet of commercial property located at 43445 Business Park Drive in Temecula, California. In addition, we are currently leasing approximately 28,589 square feet of industrial space and 4,147 square feet of office space located at 43455 Business Park Drive in Temecula, and expect to close on the purchase of this property sometime in 2005. The property located at 43445 Business Park Drive is currently used as both our headquarters and as our broadcast facility for The Outdoor Channel, and we are currently building out the property located at 43455 Business Park Drive for use as our broadcast facility in the future. Both of these properties are used in connection with our two segments (The Outdoor Channel and membership division) and the corporate unit.

     We also own the following properties that we use for camping and gold prospecting in connection with our membership division segment:

--------------------------------------------------------------------------------
DESIGNATION OF PROPERTY      APPROXIMATE NUMBER OF ACRES           LOCATION
--------------------------------------------------------------------------------
Cripple River                           2,300                       Alaska
--------------------------------------------------------------------------------
Loud Mine                                 38                       Georgia
--------------------------------------------------------------------------------
Stanton Property                          35                       Arizona
--------------------------------------------------------------------------------
Burnt River                              135                        Oregon
--------------------------------------------------------------------------------
Cave Creek                                32                        Oregon
--------------------------------------------------------------------------------
Vein Mountain Camp                       130                    North Carolina
--------------------------------------------------------------------------------
Junction Bar Place                        26                      California
--------------------------------------------------------------------------------
Oconee Camp                              120                    South Carolina
--------------------------------------------------------------------------------
Leadville Property                        60                       Colorado
--------------------------------------------------------------------------------
Omilak Silver Mine                        40                        Alaska
--------------------------------------------------------------------------------
High Divide Property                      20                        Nevada
--------------------------------------------------------------------------------
Athens Property                           70                       Michigan
--------------------------------------------------------------------------------
Blue Bucket                              119                        Oregon
--------------------------------------------------------------------------------

     In connection with our membership division segment, we also have a mutual use agreement with a non-profit organization, Lost Dutchman's Mining Association, Inc., that owns property near some of the above properties. This mutual use agreement allows our members to camp and gold prospect on the properties owned by Lost Dutchman's Mining Association, Inc., and in return, the members of Lost Dutchman's Mining Association, Inc. may camp and gold prospect on our properties.

ITEM 3.   LEGAL PROCEEDINGS.

     From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock began trading on the Nasdaq National Market System on September 15, 2004 under the symbol "OUTD". From June 2003 to September 14, 2004, the Company's common stock was listed for trading on Nasdaq's OTC Bulletin Board, also under the trading symbol "OUTD". Prior to June 2003, when we changed our corporate name to Outdoor Channel Holdings, Inc., our trading symbol was "GLRS" and likewise traded on Nasdaq's OTC Bulletin Board. The following table sets forth for the quarters indicated the reported high and low bid prices as quoted on the OTC Bulletin Board through September 14, 2004 and is adjusted for the 5 for 2 forward split effective September 15, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. After September 15, 2004 the table sets forth the high and low closing prices as reported on the Nasdaq National Market System.

                                                                   Bid
                                                            -----------------
                                                             High         Low
                                                            -----       -----
         2003    First Quarter                               4.08        3.30
                 Second Quarter                              7.40        4.00
                 Third Quarter                              13.00        7.20
                 Fourth Quarter                             12.60       11.20

         2004    First Quarter                              15.84       11.96
                 Second Quarter                             17.20       13.60
                 Third Quarter to September 14, 2004        19.50       13.92

                                                              Closing Price
                                                            -----------------
                                                             High         Low
                                                            -----       -----
                 September 15, 2004 to December 31, 2004    16.00       12.50

     As of December 31, 2004, we had approximately 1,200 stockholders of record of our common stock.

     On September 14, 2004, every two outstanding shares of common stock were converted into five outstanding shares of common stock in conjunction with our reincorporation from Alaska to Delaware. On September 12, 1994, we effected a 2 for 1 forward split of our common stock. On March 4, 1992, we effected a 1 for 20 reverse split of our common stock. Share amounts and prices herein have been restated to reflect the foregoing splits.

     In January 2002, we authorized paying a dividend in cash to our Preferred Stockholders for the years 1999 through 2001. Cash dividends have not been declared with respect to our common shares since inception. It is not likely we will pay any cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion or our board of directors and will depend upon our operating results, financial condition and other factors as the board of directors, in its discretion, deems relevant.

     Our Preferred Stock was issued as Convertible Exchangeable Preferred Stock. The Preferred Stockholders had the right, at any time, to convert their Preferred Stock to Common Stock and, conversely, we had the right, at any time after March 31, 1991, to exchange the Preferred Stock for Common Stock. On February 20, 2002, we called our then outstanding Preferred Stock for exchange. Each share of Preferred Stock was exchanged for one share of Common Stock. The exchange was effective on March 25, 2002, at which time all the outstanding Preferred Stock was deemed exchanged for Common Stock. The issuance of the shares of Common Stock in this exchange was based upon the exemption from registration under the Securities Act of 1933, as amended, as a non-public offering pursuant to Section 4(2) thereof. Immediately before the Preferred Stock was called for exchange there were 146,812 shares of Preferred Stock outstanding. After the exchange was effective, there was no Preferred Stock outstanding and an additional 146,812 shares of Common Stock were issued.

     The following issuances of shares were based upon the exemption from registration under the Securities Act of 1933, as amended, as a non-public offering pursuant to Section 4(2) thereof:

     In January 2002 options to exercise 21,125 shares were exercised by a former employee at the exercise prices of $1.20 and $1.60 per share. Said shares were paid for by a secured loan from the Company which was re-paid with cash in 2003. In May 2002 options to exercise 31,000 shares were exercised by two former employees at exercise prices of $1.20 and $1.60 per share. 30,000 shares were paid for by a secured loan from the Company which was re-paid with cash in 2003. The 1,000 shares were paid for by cash at the time of purchase. In October 2002, options to exercise 27,500 shares were exercised, with cash, by consultants to the Company at exercise prices of $1.20 and $1.60 per share and a weighted average price of $1.24 per share.

     In 2003 service providers exercised options to acquire 27,500 shares of common stock with exercise prices ranging from $1.20 to $1.60 per share and a weighted average price of $1.31 per share. Employees and a former employee exercised, with cash, options to acquire 269,665 shares of common stock with exercise prices ranging from $0.90 to $1.60 per share and a weighted average price of $1.03 per share. Also during 2003, a former director and officer of the Company exercised his right to accept 335,937 shares of common stock in lieu of cash in consideration of the cancellation of deferred compensation due him of $175,375. At the same time, the director/officer exercised his right to accept 125,726 shares of TOC's common stock in lieu of cash in consideration of the cancellation of deferred compensation due him by TOC of $142,375. The 125,726 shares of TOC have subsequently been exchanged for approximately 204,304 shares of Outdoor Channel Holdings, Inc. In 2003, we also offset $622,500 due from the exercise of options for the purchase of 662,500 shares of common stock at $0.90 per share against the balance of stockholder loans payable by us to the holders of the options.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004 have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of December 31, 2002, 2001 and 2000 and for each of the years in the two-year period ended December 31, 2001 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessary indicative of the operating results to be expected in the future. All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP)."

     In 2004, we completed the acquisition of all of the outstanding shares of The Outdoor Channel, Inc. that we did not previously own. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of the Minority Interest of The Outdoor Channel, Inc." for a discussion regarding this transaction and the comparability of the 2004 information.

                                                                    Year Ended December 31,
                                             ---------------------------------------------------------------------
                                                 2004           2003          2002           2001          2000
                                             -----------    -----------   -----------    -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues:
      Advertising                            $    21,817    $    16,396   $    10,969    $     8,645   $     6,849
      Subscriber fees                             13,391         10,836         6,071          3,874         2,826
      Membership income                            4,746          4,456         4,353          4,715         4,208
                                             -----------    -----------   -----------    -----------   -----------
            Total revenues                        39,954         31,688        21,393         17,234        13,883
                                             -----------    -----------   -----------    -----------   -----------
Expenses:
      Satellite transmission fees                  2,351          2,423         2,359          2,238         2,161
      Advertising and programming                  8,117          4,884         3,854          2,482         1,765
      Compensation expense from exchange
        of  stock options                         52,233             --            --             --            --
      Selling, general and  administrative        21,042         16,754        10,604         10,830         7,714
                                             -----------    -----------   -----------    -----------   -----------
            Total expenses                        83,743         24,061        16,817         15,550        11,640
                                             -----------    -----------   -----------    -----------   -----------
Income (loss) from operations                    (43,789)         7,627         4,576          1,684         2,243
Gain on sale or issuance of common stock
    of subsidiary                                     --             --            46             --           107
Gain on sale of marketable securities                 34             13            --             --            --
Interest income (expense), net                        81             13            (1)            26          (103)
                                             -----------    -----------   -----------    -----------   -----------
Income (loss) before income taxes and
    minority interest                            (43,674)         7,653         4,621          1,710         2,247
Income tax provision (benefit)                   (17,637)         3,162         1,882            718           (85)
                                             -----------    -----------   -----------    -----------   -----------
Income (loss) before minority interest           (26,037)         4,491         2,739            992         2,332
Minority interest in net income of
   consolidated subsidiary                           682            897           444            181           224
                                             -----------    -----------   -----------    -----------   -----------
Net income (loss)                                (26,719)         3,594         2,295            811         2,108
Preferred stock dividends                             --             --           (90)            --            --
                                             -----------    -----------   -----------    -----------   -----------
Net income (loss) applicable to common
    stock                                    $   (26,719)   $     3,594   $     2,205    $       811   $     2,108
                                             ===========    ===========   ===========    ===========   ===========
Earnings (loss) per common share:
      Basic                                  $     (1.67)   $      0.26   $      0.17    $      0.06   $      0.16
                                             ===========    ===========   ===========    ===========   ===========
      Diluted                                $     (1.67)   $      0.19   $      0.15    $      0.06   $      0.15
                                             ===========    ===========   ===========    ===========   ===========
Weighted average number of common
   shares outstanding:
      Basic                                       15,998         13,824        13,220         13,071        13,154
                                             ===========    ===========   ===========    ===========   ===========
      Diluted                                     15,998         14,768        14,627         14,597        13,828
                                             ===========    ===========   ===========    ===========   ===========

                                                               As of December 31,
                                      -------------------------------------------------------------------
                                          2004          2003          2002          2001          2000
                                      -----------   -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents             $    13,105   $     7,214   $     3,248   $     2,574   $     1,844
Goodwill                                   39,418            --            --            --            --
Total assets                               97,110        19,848        11,830         9,214         8,899
Total liabilities                           6,187         4,353         4,405         4,387         5,051
Minority interest in subsidiary                --         2,302         1,263           812           631
Stockholders' equity                  $    90,923   $    13,193   $     6,162   $     4,015   $     3,217


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT

     The information contained in this report may include forward-looking statements. The Company's actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel and others; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of The Outdoor Channel; and (4) other matters. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties which are discussed below under the caption "Risks and Uncertainties" and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

GENERAL

     Outdoor Channel Holdings, Inc. (which we refer to as "Outdoor Channel Holdings" or collectively with its subsidiaries, the "Company"), through its indirect wholly-owned subsidiary The Outdoor Channel, Inc. ("TOC"), owns and operates The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off road motor sports and other related life style programming. The Company also owns and operates related businesses which serve the interests of The Outdoor Channel's viewers and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospectors Association of America, LLC. ("GPAA"). Lost Dutchman's is a national gold prospecting campground club with approximately 6,700 members and properties in Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 32,800 active members. GPAA is the publisher of the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine and owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to its members.

     The Company's revenues include (1) advertising fees from advertisements aired on The Outdoor Channel and from advertisements in "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine; (2) subscriber fees paid by cable and satellite service providers that air The Outdoor Channel; and (3) membership fees from members in both Lost Dutchman's and GPAA and other income including magazine sales, products and services related to gold prospecting, gold expositions, expeditions and outings. Advertising fees include fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel.

ACQUISITION OF THE MINORITY INTEREST OF THE OUTDOOR CHANNEL, INC.

     On September 8, 2004, the Company completed the acquisition of the remaining minority interest in TOC by Outdoor Channel Holdings which it did not previously own through (i) the merger of TOC with a newly-formed, wholly-owned subsidiary of Outdoor Channel Holdings, with TOC being the surviving corporation, and (ii) the exchange of each share of TOC common stock not previously held by Outdoor Channel Holdings or its subsidiaries for 0.65 shares of Outdoor Channel Holdings' common stock. In addition, each outstanding option to purchase one share of TOC common stock was exchanged for an option to purchase 0.65 shares of Outdoor Channel Holdings' common stock. In September 2004, every two outstanding shares of the Company's common stock were converted into five outstanding shares of common stock in conjunction with the Company's reincorporation from Alaska to Delaware. All share data included in this report has been adjusted to reflect this conversion.

     Based on the exchange ratio in the merger and the conversion of the outstanding shares in Outdoor Channel Holdings as part of the Company's reincorporation from Alaska to Delaware as explained in the previous paragraph, and the capitalization of TOC at the time the merger was accomplished, Outdoor Channel Holdings issued 3,069,790 shares of its common stock as well as options to purchase 4,012,125 additional shares. The shares issued includes the shares of common stock issued to a former TOC shareholder who originally exercised his dissenters' rights in connection with the transaction, but who later withdrew, with the Company's consent, the demand to exercise such dissenter's rights. For accounting purposes, all previously outstanding TOC common shares, including the dissenting shares, have been deemed to have been exchanged for shares of Outdoor Channel Holdings in September 2004.

     The acquisition of the 17.6% minority interest in TOC was accounted for using the purchase method of accounting. The cost of acquiring the minority interest included the aggregate fair value of the common shares of Outdoor Channel Holdings issued in exchange for common shares of TOC and certain other direct costs. The acquisition cost was allocated based on the fair value of the assets of TOC that were acquired and liabilities that were assumed, including intangible assets that arose from contractual or other legal rights or met certain other recognition criteria that underlie the minority interest that was acquired. The excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired was allocated to goodwill. In addition, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") the tax effect of the intangible assets have been treated as additional consideration. This additional consideration has also been allocated to goodwill.

     The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $50,735,000 based on the issuance at the closing of 3,069,790 shares of Outdoor Channel Holdings' common stock (including the former dissenter's shares) and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition plus other certain costs. Based on the analysis of the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs of $50,735,000 were allocated to intangible assets and are subject to amortization as follows:

                                              Allocation            Estimated
                                            (In thousands)         Useful Life
                                            --------------         -----------

     MSO Relationships                         $  10,573            Indefinite

     Advertising Customer Relationships:
             Short Form                            1,351             4 years

             Long Form                               621             3 years
                                               ---------

     Total Identifiable Intangible Assets         12,545

     Goodwill                                     39,418            Indefinite

     Deferred Tax Liability Associated
                    With Intangible Assets        (4,212)

     Minority Interest in Subsidiary               2,984
                                               ---------

     Aggregate Purchase Price                  $  50,735
                                               =========


     The exchange of vested options by Outdoor Channel Holdings for vested options of TOC resulted in a charge to net income in the consolidated statement of operations on September 8, 2004 equal to the intrinsic value of the options issued on that date net of any related income tax benefit. The options to purchase approximately 4,012,125 shares that Outdoor Channel Holdings issued in exchange for vested options of TOC on September 8, 2004 had a fair value of $14.00 per share based on the closing price of Outdoor Channel Holdings' common stock on that day. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $52,233,000 and recognized an income tax benefit of $20,789,000 or a net charge of $31,444,000.

     In some of the following period-to-period comparisons, the Company has specifically noted, and at times excluded the non-cash, non-recurring compensation expense of $52,233,000 incurred by the Company and the related tax benefit of $20,789,000 as the result of the assumption of TOC options in connection with the acquisition of the minority interest in TOC as part of its analysis because it believes separately quantifying the effects of these items provides the reader with a better understanding of the Company's operating results. The Company's management also believes that an analysis of its results in this manner, when presented in conjunction with the corresponding GAAP measures, provides useful information to management and others in identifying and understanding the Company's operating performance for the periods presented and in making useful comparisons.

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

     REVENUE RECOGNITION. Advertising revenues for The Outdoor Channel are recognized when the advertisement is aired. Advertising revenues from advertisements in the Company's bi-monthly magazine are recognized when the magazine is distributed. Revenues from the expeditions are recognized when they are taken in June through August each year. Revenues from outings and gold expositions are recognized at the time of the event. Subscriber fees for The Outdoor Channel are recognized in the period the programming is aired by the distributor and collection is probable.

     Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience, an accrual for "make-good" advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

     Merchandise sales for the Company are recognized when the product is shipped and collection of the receivable is probable. Lost Dutchman's campground membership sales are generally recognized on a straight-line basis over the estimated average life (7 years) of the membership. The Company does not record receivables arising under these contracts. Accordingly, revenues recognized do not exceed the total cash payments received and cash received in excess of revenue earned is recorded as deferred revenue. The majority of GPAA membership sales is for one year and is generally recognized in the year of sale. Multi-year GPAA membership sales are recognized on a straight-line basis over the life of a membership, and an estimated life of 15 years for a lifetime membership.

     LONG-LIVED ASSETS. Long-lived assets, such as property and equipment, goodwill and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their estimated fair values. Long-lived assets to be disposed of in a manner that meets specific criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

     ACCOUNTS RECEIVABLE. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and trade publications regarding the financial health of its larger customers and changes in customer payment terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial condition of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.

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

RECENT ACCOUNTING DEVELOPMENTS

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (R) ("SFAS 123 (R)"). "Share-Based Payment" which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments, including all options granted to employees, be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company intends to adopt the standards of SFAS No. 123 (R) effective January 1, 2005. The adoption of SFAS 123 (R) is expected to have a material impact on the financial statements of Outdoor Channel Holdings, Inc. during the first quarter of 2005.

     The FASB had issued certain other accounting pronouncements as of December 31, 2004 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2004, 2003 or 2002.

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

     The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

                                                                                  Change                   % of Total Revenue
                                                                          ------------------------     -------------------------
                                                 2004           2003           $             %            2004           2003
                                              ----------     ----------   ----------    ----------     ----------     ----------
Revenues:
     Advertising                              $   21,817     $   16,396   $    5,421          33.1%          54.6%          51.7%
     Subscriber fees                              13,391         10,836        2,555          23.6%          33.5%          34.2%
     Membership income                             4,746          4,456          290           6.5%          11.9%          14.1%
                                              ----------     ----------   ----------    ----------     ----------     ----------
          Total revenues                          39,954         31,688        8,266          26.1%         100.0%         100.0%
                                              ----------     ----------   ----------    ----------     ----------     ----------

Expenses:
     Satellite transmission fees                   2,351          2,423          (72)         (3.0)%          5.9%           7.6%
     Advertising and programming                   8,117          4,884        3,233          66.2%          20.3%          15.4%
     Compensation expense from                    52,233             --       52,233            NM          130.7%           0.0%
        exchange of stock options
     Selling, general and administrative          21,042         16,754        4,288          25.6%          52.7%          52.9%
                                              ----------     ----------   ----------    ----------     ----------     ----------
          Total expenses                          83,743         24,061       59,682         248.0%         209.6%          75.9%
                                              ----------     ----------   ----------    ----------     ----------     ----------

Income (loss) from operations                    (43,789)         7,627      (51,416)       (674.1)%       (109.6)%         24.1%

Gain on sale of marketable securities                 34             13           21         161.5%           0.1%           0.0%

Interest income, net                                  81             13           68         523.1%           0.2%           0.0%
                                              ----------     ----------   ----------    ----------     ----------     ----------

Income (loss) before income taxes and            (43,674)         7,653      (51,327)       (670.7)%         24.1%
  minority interest                                                                                                       (109.3)%

Income tax provision (benefit)                   (17,637)         3,162      (20,799)       (657.8)%        (44.1)%         10.0%
                                              ----------     ----------   ----------    ----------     ----------     ----------

Income (loss) before minority interest           (26,037)         4,491      (30,528)       (679.8)%        (65.2)%         14.1%

Minority interest in net income of
  consolidated subsidiary                            682            897         (215)        (24.0)%          1.7%           2.8%
                                              ----------     ----------   ----------    ----------     ----------     ----------

Net income (loss)                             $  (26,719)    $    3,594   $  (30,313)       (843.4)%        (66.9)%         11.3%
                                              ==========     ==========   ==========    ==========     ==========     ==========

----------------------
*NM - NOT MEANINGFUL

     REVENUES

     Our revenues include revenues from (1) advertising fees; (2) subscriber fees; and (3) membership income. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel and from the sale of advertising space in publications such as the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine. During 2004 and 2003, The Outdoor Channel generated approximately 97% of our advertising revenue. Subscriber fees are solely related to The Outdoor Channel. Membership income is generated by our activities other than the operation of The Outdoor Channel; and includes membership sales, magazine sales, merchandise sales, and sponsored outings in connection with GPAA and Lost Dutchman's.

     Total revenues for the year ended December 31, 2004 were $39,954,000, an increase of $8,266,000, or 26.1%, compared to revenues of $31,688,000 for the year ended December 31, 2003. This net increase was the result of changes in several items comprising revenue as discussed below.

     Advertising revenue for the year ended December 31, 2004 was $21,817,000, an increase of $5,421,000 or 33.1% compared to $16,396,000 for the year ended December 31, 2003. The increase was due, in part, to our improved ability to demonstrate the value of advertising on The Outdoor Channel to national advertisers. Nielsen reported that we had approximately 24.8 million subscribers for the month of December 2004 compared to 25.7 million for the month of December 2003 a decrease of 0.9 million or 3.5%. (Nielsen revises this estimate each month and as of March 1, 2005, Nielsen reported that we had approximately
24.4 million subscribers). Having Nielsen ratings and demographic data enabled us to better utilize our inventory of available advertising time and increase our effective rates realized on our advertising time on The Outdoor Channel. Further, as demand for our air time increased, we negotiated higher fees from third party programmers that purchase advertising time in connection with the airing of their programs on The Outdoor Channel.

     Subscriber fees for the year ended December 31, 2004 were $13,391,000, an increase of $2,555,000 or 23.6% compared to $10,836,000 for the year ended December 31, 2003. The increase was primarily due to: an increased number of paying subscribers as we increased the number of service providers carrying The Outdoor Channel from approximately 5,400 at the end of 2003 to 5,700 at 2004 year end; contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel; the beginning of payments late in 2003 from certain carriers who had previously received The Outdoor Channel without charge; and the increasing penetration of The Outdoor Channel on existing distributors such as National Cable Television Cooperative ("NCTC"), DIRECTV, Comcast, DISH Network and Charter.

     Membership income for the year ended December 31, 2004 was $4,746,000, an increase of $290,000 or 6.5% compared to $4,456,000 for the year ended December 31, 2003. The increase in membership income was driven by increased attendance at our gold expositions and greater participation in our annual expedition to Cripple River, Alaska in 2004 compared to 2003.

     EXPENSES

     Expenses consist of the cost of (1) satellite transmission fees; (2) advertising and programming; (3) compensation expense from exchange of TOC stock options; and (4) selling, general and administrative expenses.

     Total expenses for the year ended December 31, 2004 were $83,743,000, an increase of $59,682,000, or 248.0%, compared to $24,061,000 for the year ended December 31, 2003. As a percentage of revenues, total expenses are 209.6% and 75.9% in the years ended December 31, 2004 and 2003, respectively. The increase in expenses was due to several factors, but is principally driven by the non-cash, non-recurring compensation expense incurred by the issuance of options in connection with the TOC merger with an intrinsic value of $52,233,000 in accordance with the terms of the acquisition by Outdoor Channel Holdings of the remaining 17.6% minority interest in TOC it did not already own.

     Satellite transmission fees for the year ended December 31, 2004 were $2,351,000, a decrease of $72,000, or 3%, compared to $2,423,000 for the year ended December 31, 2003. This relatively static comparison reflects the substantially fixed nature of our contracts for these services and a negotiated price decrease in the contract. We are scheduled for a price increase in October 2005 amounting to $5,000 per month. However, we have plans to build our own broadcast facility during 2005 that should be operational before the scheduled increase which is expected to result in a decrease of $12,000 per month.

     Advertising and programming expenses for the year ended December 31, 2004 were $8,117,000, an increase of $3,233,000 or 66.2% compared to $4,884,000 for the year ended December 31, 2003. The increase in advertising and programming expenses is principally a result of our increased spending on consumer and trade industry awareness campaigns to build demand for The Outdoor Channel. Also, contributing to the increase, we produced more of our programming in-house. Advertising and programming expenses are expected to increase as a percentage of revenue as we pursue our strategy to produce more programming in-house as opposed to contracting with third party producers.

     Compensation expense from exchange of stock options for the year ended December 31, 2004 was $52,233,000 and was incurred as a result of the issuance of 4,012,125 options to TOC option holders in accordance with the terms of the acquisition by Outdoor Channel Holdings of all of the minority interest in TOC it did not already own.

     Selling, general and administrative expenses for the year ended December 31, 2004 were $21,042,000, an increase of $4,288,000 or 25.6% compared to
$16,754,000 for the year ended December 31, 2003. As a percentage of revenues, selling, general and administrative expenses were 52.7% and 52.9% for the year ended December 31, 2004 and 2003, respectively. This increase was primarily due to the initiation of a program to provide digital receivers to a number of our carriers, increased personnel costs and other costs as further discussed below.

     During 2004, we made the decision to cease transmitting The Outdoor Channel as an analog signal in order to conserve bandwidth and further our transition to full digital transmission in preparation for the launch of Outdoor Channel 2 HD. To equip existing analog based service providers and to attract new service providers, we began providing service providers digital receivers which have the capability to output the signal in either a digital or analog format. In 2004, we spent approximately $1,110,000 on such receivers. This receiver program was substantially completed in 2004; however we expect to continue to provide newly launched service providers with such a receiver on an as-needed basis.

     Personnel expenses increased approximately $1,100,000 in the year ended December 31, 2004 over 2003 principally as a result of additional hiring during 2004. As of December 31, 2004, we had 139 employees as compared to 86 at December 31, 2003. Further, we experienced increases in other components of selling, general and administrative expenses: Professional fees and associated costs related to our reincorporation from Alaska to Delaware; listing of our common stock on the Nasdaq National Market System; increased depreciation expense as a result of equipment purchased in 2004 and 2003 to support our growth; and our increased travel related costs associated with our increased advertising sales staff, support of our growing number of service providers and the promotion of The Outdoor Channel.

     INCOME (LOSS) FROM OPERATIONS

     Income (loss) from operations for the year ended December 31, 2004 was ($43,789,000), a decrease of $51,416,000 or 674.1% compared to $7,627,000 for the year ended December 31, 2003. As a percentage of revenues, income (loss) from operations was (109.6%) and 24.1% for the year ended December 31, 2004 and 2003, respectively. If the effect of the non-cash, non-recurring compensation expense of $52,233,000 related to the assumption of TOC stock options is excluded, income from operations for 2004 would have been $8,444,000, an increase of $817,000 or 10.7% compared to income from operations for 2003. Income from operations as adjusted for the non-cash, non-recurring expense of $52,233,000 grew at a slower pace than revenue during 2004 reflecting our investment in subscriber acquisition programs, increased in-house programming and receivers for our service providers. As we continue our launch of Outdoor Channel 2 HD, we will incur start-up and operating costs in 2005 that are unlikely to be immediately offset by revenues thus negatively impacting our operating margins in the near term. There can be no assurance that these strategies will be successful.

     INTEREST INCOME, NET

     Interest income, net for the year ended December 31, 2004 was $81,000, an increase of $68,000 compared to $13,000 for the year ended December 31, 2003. This improvement was primarily due to the retirement of the Company's debt to stockholders during 2003, resulting in less interest expense complemented by the interest earned on increased cash balances.

     INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

     Income (loss) before income taxes and minority interest decreased significantly as a percentage of revenues to (109.3%) for the year ended December 31, 2004 compared to 24.1% for the year ended December 31, 2003.

     The TOC segment's income before income taxes and minority interest expressed as a percentage of revenue decreased to 28.8% for the year ended December 31, 2004, compared to 34.7% for the year ended December 31, 2003. The decrease was due mainly to the implementation in 2004 of our digital receiver program; the growth of our advertising and programming expenses in the third quarter of 2004; and increases in personnel expenses resulting from the increase in the average number of TOC employees in 2004 compared to 2003.

     The membership division segment's income (loss) before income taxes and minority interest expressed as a percentage of revenues improved to 6.6% for the year ended December 31, 2004 compared to a loss of 12.8% for the year ended December 31, 2003. The increase principally reflects a concerted effort to control costs and make adjustments in our marketing and advertising that yielded increased sales, particularly as it relates to our expedition to Cripple River, Alaska, while spending less on selling, general and administrative expenses.

     The corporate unit's loss before income taxes and minority interest for the year ended December 31, 2004 was $53,982,000, an increase of $52,939,000 compared to the loss of $1,043,000 for the year ended December 31, 2003. The expenses allocated to this unit include: the non-cash, non-recurring compensation expense of $52,233,000 in the third quarter of 2004 which resulted from the issuance of options in connection with the acquisition of the minority interest in TOC, professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers' payroll and related expenses. The increase in the expenses of the corporate unit is principally related to costs associated with the acquisition of the minority interest in TOC, legal fees resulting from corporate restructuring including our listing on the Nasdaq National Market and various securities filings fees.

     INCOME TAX PROVISION (BENEFIT)

     Income tax provision (benefit) for the year ended December 31, 2004 was a benefit of $17,637,000, a decrease of $20,799,000 as compared to a $3,162,000 liability for the year ended December 31, 2003. The significant decrease was due to the Company recognizing an income tax benefit of $20,789,000 arising from a non-cash, non-recurring compensation expense charge of $52,233,000 which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC. The effective income tax rate was approximately 40.4% and 41.3% for the years ended December 31, 2004 and 2003, respectively.

     MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

     Minority interest for the year ended December 31, 2004 was $682,000 compared to $897,000 for the year ended December 31, 2003. Minority interest was eliminated in the month of September 2004 due to our acquisition of the remaining minority interest in TOC which we did not already own. The amount reported for the year ended December 31, 2004 reflects approximately eight months of the minority interest in 2004 while 2003 reflects a full twelve months. Further, based on our current ownership of our subsidiaries a minority interest in our subsidiaries is not expected to continue as a result of our current capital structure.

     NET INCOME (LOSS)

     Net income (loss) for the year ended December 31, 2004 was ($26,719,000) a decrease of $30,313,000 or 843.4% compared to a $3,594,000 gain for the year ended December 31, 2003. As a percentage of revenues, net income (loss) was (66.9%) and 11.3% for the years ended December 31, 2004 and 2003, respectively. If the non-cash, non-recurring compensation expense of $52,233,000 and the corresponding income tax benefit of $20,789,000 incurred as a result of the Company's acquisition of the minority interest in TOC described above is excluded, net income for the year ended December 31, 2004 would have been $4,725,000 or 11.8% of sales.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (all dollar amounts are in thousands):

                                                                                    Change                   % of Total Revenue
                                                                          --------------------------     --------------------------
                                                2003           2002             $             %             2003            2002
                                             -----------   -----------    -----------    -----------     -----------    -----------
Revenues:
     Advertising                             $    16,396   $    10,969    $     5,427           49.5%           51.7%          51.3%
     Subscriber fees                              10,836         6,071          4,765           78.5%           34.2%          28.4%
     Membership income                             4,456         4,353            103            2.4%           14.1%          20.3%
                                             -----------   -----------    -----------    -----------     -----------    -----------
          Total revenues                          31,688        21,393         10,295           48.1%          100.0%         100.0%
                                             -----------   -----------    -----------    -----------     -----------    -----------

Expenses:
     Satellite transmission fees                   2,423         2,359             64            2.7%            7.6%          11.0%
     Advertising and programming                   4,884         3,854          1,030           26.7%           15.4%          18.0%
     Selling, general and administrative          16,754        10,604          6,150           58.0%           52.9%          49.6%
                                             -----------   -----------    -----------    -----------     -----------    -----------
          Total expenses                          24,061        16,817          7,244           43.1%           75.9%          78.6%
                                             -----------   -----------    -----------    -----------     -----------    -----------

Income from operations                             7,627         4,576          3,051           66.7%           24.1%          21.4%

Gain on sale or issuance of common
   stock                                              --            46            (46)        (100.0)%           0.0%           0.2%

Gain on sale of marketable securities                 13            --             13             NM             0.0%           0.0%

Interest income (expense), net                        13            (1)            14         (1,400)%           0.0%           0.0%
                                             -----------   -----------    -----------    -----------     -----------    -----------

Income before income taxes and                     7,653         4,621          3,032           65.6%           24.1%          21.6%
   minority interest

Income tax provision                               3,162         1,882          1,280           68.0%           10.0%           8.8%
                                             -----------   -----------    -----------    -----------     -----------    -----------

Income before minority interest                    4,491         2,739          1,752           64.0%           14.1%          12.8%

Minority interest in net income of
  consolidated subsidiary                            897           444            453          102.0%            2.8%           2.1%
                                             -----------   -----------    -----------    -----------     -----------    -----------

Net income                                   $     3,594   $     2,295    $     1,299           56.6%           11.3%          10.7%
                                             ===========   ===========    ===========    ===========     ===========    ===========

-----------------------------
*NM - NOT MEANINGFUL

     REVENUES

     Total revenues for the year ended December 31, 2003 were $31,688,000, an increase of $10,295,000, or 48.1%, compared to revenues of $21,393,000 for the year ended December 31, 2002. This increase was the result of changes in several items comprising revenue.

     Advertising revenue increased to $16,396,000 for the year ended December 31, 2003 from $10,969,000 for the year ended December 31, 2002, an increase of $5,427,000 or 49.5%. The increase is driven by being better able to compete for national advertising business as a result of obtaining Nielsen ratings in July 2002 which allowed us to demonstrate our household delivery for the full year of 2003 compared to only a partial year in 2002. Nielsen reported that we had 25.7 million subscribers for the month of December 2003 compared to 18.7 million for the month of December 2002, an increase of 7.0 million or 37.4%. The fact that we had Nielsen ratings and demographic data coupled with the increased subscribers allowed us to better utilize our inventory of available advertising time and increase our effective rates realized on our advertising time on The Outdoor Channel.

     Subscriber fees for the year ended December 31, 2003 were $10,836,000, an increase of $4,765,000 or 78.5%, compared to $6,071,000 for the year ended December 31, 2002, primarily due to an increase in paying subscribers. We increased the number of service providers carrying The Outdoor Channel to approximately 5,400 at the end of 2003 from approximately 4,900 at 2002 year-end. Other factors that contributed to the increase include subscriber fee rate increases with existing service providers; beginning of payments in late 2003 from certain carriers who had previously received The Outdoor Channel without charge; and the third quarter 2002 launch of The Outdoor Channel on DIRECTV.

     Membership income for the year ended December 31, 2003 was $4,456,000, an increase of $103,000 or 2.4%, compared to $4,353,000 for the year ended December 31, 2002. We believe that most of this increase in membership income was a result of increased demand for memberships and merchandise sales arising primarily from programming aired on The Outdoor Channel.

     EXPENSES

     Total expenses for the year ended December 31, 2003 were $24,061,000, an increase of $7,244,000, or 43.1%, compared to $16,817,000 for the year ended December 31, 2002. As a percentage of revenues, total expenses are 75.9% and 78.6% in 2003 and 2002, respectively. The increase in expenses was principally driven by increasing costs to support our revenue growth.

     Satellite transmission fees for the year ended December 31, 2003 were $2,423,000, an increase of $64,000 or 2.7%, compared to $2,359,000 for the year ended December 31, 2002. The small increase in these fees reflects the fixed nature of these contracts.

     Advertising and programming expenses for the year ended December 31, 2003 were $4,884,000, an increase of $1,030,000 or 26.7%, compared to $3,854,000 for the year ended December 31, 2002. Expressed as a percentage of revenue, advertising and programming expenses were 15.4% and 18.0% in 2003 and 2002, respectively. The dollar increase reflects an increase in spending on our consumer and trade awareness programs. In 2003, The Outdoor Channel produced more programs in-house as opposed to licensing our programming from third parties which increased our programming costs.

     Selling, general and administrative expenses were $16,754,000 for the year ended December 31, 2003, an increase of $6,150,000 or 58.0%, compared to $10,604,000 for the year ended December 31, 2002. As a percent of revenues, selling, general and administrative expenses were 52.9% and 49.6% in 2003 and 2002, respectively. The increase of this expense is primarily due to additional hiring. As of December 31, 2003 we had 86 employees as compared to 65 at year end 2002. Other factors that contributed to the increase include: increased depreciation expense as a result of our equipment purchases in 2003 and 2002; travel related to our increased sales staff and others to promote The Outdoor Channel; increased research costs associated with purchasing Nielsen ratings and data; and increased professional fees including public relations, accounting and legal fees.

     Also increasing our selling, general and administrative expenses is the inclusion of costs associated with the resignation of an officer/director in November 2003 amounting to approximately $625,000 or 2% of revenues. In addition the Company incurred approximately $251,000 in expenses relating to conversion of stock subscriptions receivable for services.

     INCOME FROM OPERATIONS

     Income from operations for the year ended December, 31, 2003 was $7,627,000, an increase of $3,051,000 or 66.7%, compared to $4,576,000 for the year ended December 31, 2002. As a percentage of total revenues, income from operations increased to 24.1% for the year ended December 31, 2003 compared to 21.4% for the year ended December 31, 2002. This increase was due mainly to the increased revenues outlined above.

     INTEREST INCOME (EXPENSE), NET

     Interest income (expense), net for the year ended December 31, 2003 was a net income of $13,000, compared to a net expense of $1,000 for the year ended December 31, 2002. This improvement was primarily due to the repayment of the Company's debt to certain stockholders during 2003, resulting in less interest expense complemented by the interest earned on its increased cash balances for the year ended December 31, 2003 compared to the year ended December 31, 2002.

     INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

     Income before income taxes and minority interest increased slightly as a percentage of revenues at 24.1% for the year ended December 31, 2003 compared to 21.6% for the year ended December 31, 2002. The improvement is a result of the Company being able to grow revenues faster than expenses.

     The Outdoor Channel segment's income before income taxes and minority interest as a percentage of revenue increased to 34.7% for the year ended December 31, 2003, compared to 26.7% for the year ended December 31, 2002. This improvement reflects the operating leverage inherent in TOC's business as revenue growth outpaced expense growth.

     The membership division segment's income (loss) before income taxes and minority interest as a percentage of revenues decreased to a loss of 12.8% for the year ended December 31, 2003 compared to a profit of 3.5% for the year ended December 31, 2002 as a result of incurring rate increases on general and health insurance, increased expenditures for publishing our magazines and mining guide principally related to rate increases, and increases in payroll and related costs.

     The corporate unit's loss before income taxes and minority interest in 2003 was $1,043,000. The expenses allocated to this unit include: professional fees including public relations, accounting and legal fees, the inclusion of severance associated with the resignation of an officer/director in November 2003 and the conversion of stock subscriptions receivable for services rendered.

     INCOME TAX PROVISION

     Income tax provision for the year ended December 31, 2003 was $3,162,000 as compared to $1,882,000 for the year ended December 31, 2002. This was due to the Company earning more taxable income in 2003 as compared to 2002. The effective income tax rate was approximately 41% for each of the years ended December 31, 2003 and 2002.

     MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

     Minority interest for the year ended December 31, 2003 was $897,000 compared to $444,000 for the year ended December 31, 2002. This was due to the increased profitability of TOC.

     NET INCOME

     Net income for the year ended December 31, 2003 was $3,594,000 compared to $2,295,000 for the year ended December 31, 2002. This was due to the increased profitability of TOC partially offset by the losses of the membership segment.

LIQUIDITY AND CAPITAL RESOURCES

     We generated cash from operations of $8,045,000 in 2004, compared to $6,190,000 in 2003 and had a cash and cash equivalents balance of $13,105,000 at December 31, 2004, an increase of $5,891,000 from the balance of $7,214,000 at December 31, 2003. Net working capital increased to $17,042,000 at December 31, 2004, compared to $11,345,000 at December 31, 2003.

     Net Cash used in investing activities was $3,312,000 in 2004 compared to $2,295,000 in 2003, an increase of $1,017,000. The increase was primarily related to additional capital expenditures to build our inventory of cameras and edit equipment to support our increased efforts in production of programming in-house as opposed to licensing from third parties, in particular to increase our HD equipment.

     Net cash provided by financing activities was $1,158,000 in 2004 compared to $71,000 in 2003, an increase of $1,087,000. The increase was primarily as a result of the exercise of employee and service provider stock options from our 1995 incentive stock option plan.

     During 2004, the Company entered into a new credit facility providing for a revolving line of credit of up to $5,000,000 of available borrowings. The borrowings under the credit facility are secured by accounts receivable, instruments, documents, chattel paper, general intangibles, contract rights, investment property, certificates of deposit, deposit accounts, letter of credit rights, inventory, and equipment. The credit facility matures on September 5, 2005 and contains customary financial and other covenants and restrictions including a change of control provision. As of December 31, 2004 and as of the date of this report, the Company did not have any amounts outstanding under the credit facility.

     Driven by a need to increase office space, we reassessed our facilities including floor space utilization, master control equipment, uplink equipment, etc. during the year ended December 31, 2004. On February 22, 2005 we announced our intention to purchase a 33,000 square foot building in Temecula, California for approximately $2.6 million. This building is planned to house our broadcast facility including our master control, our uplink satellite dish and various programming personnel. We currently estimate that capital expenditures to complete the build-out including updated equipment could exceed $8 million. While the Company believes that such estimated capital expenditures can be funded from its cash on hand or cash from operations, the Company is currently exploring long-term debt financing and other alternatives with regard to the possible funding of a portion of these estimated capital expenditures. As of the date of the filing of this report, the Company has not obtained any actual commitments with regard to such financing.

     As of December 31, 2004, the Company generated sufficient cash flow from operations to meet its short-term cash flow requirements. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated capital requirements through at least April 1, 2006. To the extent that such amounts are insufficient to finance the Company's working capital requirements or the Company's desire to expand operations beyond current levels, the Company could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its stockholders.

A summary of the Company's contractual obligations as of December 31, 2004 (In thousands):

                                                     Over 1 year  Over 3 years
                                         Less than    Less than     Less than      After
CONTRACTUAL OBLIGATIONS         Total      1 year      3 years       5 years      5 years
                             ----------  ----------  -----------  ------------  -----------
Capital lease obligations     $     35    $     26    $       9    $       --    $      --
Operating lease obligations     13,416       2,903        3,373         3,360        3,780
Standby letter of credit           140          --           --            --          140
Purchase obligations            10,744       6,767        3,877           100           --
Other long-term liabilities        377          45           30           142          160
                             ----------  ----------  -----------  ------------  -----------
TOTAL                         $ 24,712    $  9,741    $   7,289    $    3,602   $    4,080
                             ==========  ==========  ===========  ============  ===========

RISKS AND UNCERTAINTIES

     The Company's business and operations are subject to a number of risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect the Company's business, financial condition and future operating results and should be read in conjunction with the factors risks and uncertainties contained in the Company's other filings with the Securities and Exchange Commission. Any forward-looking statements made by the Company are made with the intention of obtaining the benefits of the "safe harbor" provisions of the Securities Litigation Reform Act and a number of factors, including, but not limited to those discussed below, could cause the Company's actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

WE MAY NOT BE ABLE TO GROW OUR SUBSCRIBER BASE, AND AS A RESULT OUR REVENUES AND PROFITABILITY MAY NOT INCREASE.

     A major component of our growth strategy is based on increasing the number of subscribers to our channels. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for The Outdoor Channel, overall growth in cable and satellite subscribers, the popularity of our programming, our ability to negotiate new carriage agreements and maintain existing distribution, and other factors, some of which are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of The Outdoor Channel on cable and satellite systems or that such carriage will not be harmed as a result of a number of factors. If we are unable to grow our subscriber base, our subscriber and advertising revenues may not increase and could decrease.

IF WE INCREASE OUR LAUNCH SUPPORT COSTS TO SERVICE PROVIDERS IN ORDER TO GROW OUR SUBSCRIBER BASE, OUR OPERATING RESULTS MAY BE HARMED.

     Although we currently have plans to increase our marketing and sales efforts in an attempt to increase the number of our subscribers, we may not be able to do so economically or at all. If we are unable to increase the number of our subscribers on a cost-effective basis, or if the benefits of doing so do not materialize, our business and operating results would be harmed. In particular, if we make any upfront cash payments to service providers for an increase in our subscriber base, our cash flow could be adversely impacted, and we may incur negative cash flow for some time.

IF THE OUTDOOR CHANNEL IS PLACED IN UNPOPULAR PROGRAM PACKAGES BY CABLE OR SATELLITE SERVICE PROVIDERS, OR IF SERVICE FEES ARE INCREASED FOR OUR SUBSCRIBERS, THE NUMBER OF VIEWERS OF THE OUTDOOR CHANNEL MAY DECLINE WHICH COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     We do not control the cable channels with which The Outdoor Channel is packaged by cable or satellite service providers. The placement by a cable or satellite service provider of The Outdoor Channel in an unpopular program package could reduce or impair the growth of the number of our viewers and subscriber fees paid by service providers to us. In addition, we do not set the prices charged by cable and satellite service providers to their subscribers when The Outdoor Channel is packaged with other television channels. The prices for the channel packages in which The Outdoor Channel is bundled may be set too high to appeal to individuals who might otherwise be interested in our network. Further, if The Outdoor Channel is bundled with networks that do not appeal to our viewers or is moved to packages with fewer subscribers, we may lose viewers. These factors may reduce the number of viewers of The Outdoor Channel, which in turn would reduce our subscriber fees and advertising revenue.

CABLE AND SATELLITE SERVICE PROVIDERS COULD DISCONTINUE OR REFRAIN FROM CARRYING THE OUTDOOR CHANNEL, WHICH COULD REDUCE THE NUMBER OF VIEWERS AND HARM OUR OPERATING RESULTS.

     The success of The Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements with, and carriage by, satellite systems and multiple system operators, which we refer to as MSOs, and their affiliate members. Although we have entered into national carriage agreements with most of the largest MSOs and satellite service providers, execution of a national carriage agreement with an MSO does not ensure that its affiliate systems will carry The Outdoor Channel. Under our current national carriage agreements and carriage agreements with the MSOs' affiliates, The Outdoor Channel typically offers MSOs and their cable affiliates the right to broadcast The Outdoor Channel to their subscribers, but such contracts do not require that The Outdoor Channel be offered to all subscribers of the MSO. Because certain carriage agreements do not specify on which service levels The Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets The Outdoor Channel will be offered, we have no assurance that The Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. If cable and satellite service providers discontinue or refrain from carrying The Outdoor Channel, this could reduce the number of viewers and harm our operating results.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR FUTURE GROWTH, AND OUR GROWTH AND PROFITABILITY MAY NOT CONTINUE, WHICH MAY SUBSTANTIALLY HARM OUR BUSINESS AND PROSPECTS.

     We have undergone rapid and significant growth over the last several years, and our strategic objectives include not only further developing and enhancing our existing business, but also expanding our in-house production capabilities. There are risks inherent in rapid growth and the pursuit of new strategic objectives, including among others: investment and development of appropriate infrastructure, such as facilities, information technology systems and other equipment to support a growing organization; hiring and training new management, sales and marketing, production, and other personnel and the diversion of management's attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, such as monitoring operations, controlling costs and maintaining effective quality and service. Although we have recently upgraded our Temecula, California production facility, we expect that additional expenditures will be required as we continue to upgrade our facilities and to begin transmitting our channel from our facilities directly. In particular, we have signed an agreement to purchase a building near our current headquarters and are currently building out this property primarily for use as our broadcast facility in the future. We could incur cost overruns, delays and other difficulties with this construction. In addition, moving our broadcast facility and some of our personnel into this new facility could be disruptive to our operations. We cannot assure you that we will be able to successfully manage our growth, that future growth will occur or that we will be successful in managing our business objectives. We can provide no assurance that our profitability or revenues will not be harmed by future changes in our business. Our operating results could be harmed if such growth does not occur, or is slower or less profitable than projected.

WE MAY NOT BE ABLE TO SECURE NATIONAL ADVERTISING ACCOUNTS, AND AS A RESULT, OUR REVENUES AND PROFITABILITY MAY BE HARMED.

     Our ability to secure national advertising accounts, which generally pay higher advertising rates, depends upon the size of our audience, the popularity of our programming and the demographics of our viewers, as well as strategies taken by our competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for national advertising accounts and related advertising expenditures is intense. We face competition for such advertising expenditures from a variety of sources, including other cable companies and other media. We cannot assure you that our sponsors will pay advertising rates for commercial air time at which we can make a profit or that we will be able to attract new advertising sponsors or increase advertising revenues. If we are unable to attract national advertising accounts in sufficient quantities, our revenues and profitability may be harmed.

IF WE FAIL TO DEVELOP AND DISTRIBUTE POPULAR PROGRAMS, OUR VIEWERSHIP WOULD LIKELY DECLINE WHICH COULD CAUSE ADVERTISING AND SUBSCRIBER FEE REVENUES TO DECREASE.

     Our operating results depend significantly upon the generation of advertising revenue. Our ability to generate advertising revenues is largely dependent on our Nielsen ratings, which estimates the number of viewers of The Outdoor Channel, and this directly impacts the level of interest of advertisers and rates we are able to charge. If we fail to program popular shows that maintain or increase our current number of viewers, our Nielsen ratings could decline, which in turn could cause our advertising revenue to decline and adversely impact our business and operating results. In addition, if we fail to program popular shows the number of subscribers to our channel may also decrease, resulting in a decrease in our subscriber fee revenue.

CHANGES IN THE METHODOLOGY USED BY NIELSEN TO ESTIMATE OUR SUBSCRIBER BASE OR TELEVISION RATINGS, OR INACCURACIES IN SUCH ESTIMATES, COULD CAUSE OUR ADVERTISING REVENUE TO DECREASE.

     Our ability to sell advertising is largely dependent on television ratings and our subscriber base estimated by Nielsen. We do not control the methodology used by Nielsen for these estimates. If Nielsen modifies its methodology or changes the statistical sample it uses for these estimates, such as the demographic characteristics of the households, our ratings could be negatively affected resulting in a decrease in our advertising revenue.

EXPENSES RELATING TO PROGRAMMING COSTS ARE GENERALLY INCREASING AND A NUMBER OF FACTORS CAN CAUSE COST OVERRUNS AND DELAYS, AND OUR OPERATING RESULTS MAY BE ADVERSELY IMPACTED IF WE ARE NOT ABLE TO SUCCESSFULLY RECOVER THE COSTS OF DEVELOPING AND ACQUIRING NEW PROGRAMMING.

     The average cost of programming has increased recently for the cable industry and such increases may continue. We plan to build our programming library through the acquisition of long-term broadcasting rights from third party producers, in-house production and outright acquisition of programming, and this may lead to increases in our programming costs. The development, production and editing of television programming requires a significant amount of capital and there are substantial financial risks inherent in developing and producing television programs. Actual programming and production costs may exceed their budgets. Factors such as labor disputes, death or disability of key spokespersons or program hosts, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or prevent completion of a project. If we are not able to successfully recover the costs of developing or acquiring programming through increased revenues, whether the programming is produced by us or acquired from third-party producers, our business and operating results will be harmed.

OUR OPERATING RESULTS MAY BE HARMED IF THE ANTICIPATED LAUNCH OF THE OUTDOOR CHANNEL'S HIGH DEFINITION NETWORK IS NOT AS SUCCESSFUL AS WE ANTICIPATE.

     There can be no assurances that Outdoor Channel 2 HD will debut in July 2005 as currently anticipated or will not incur unexpected costs and expenses. Distribution of Outdoor Channel 2 HD will depend on successfully executing distribution agreements with cable and satellite service providers. There can be no assurance that such agreements can be made, and if they are made, that they will be on terms favorable to us or require us to grant periods of free service and/or marketing commitments to encourage carriage. The public may not adopt HD consumer television equipment in numbers sufficient to allow profits for an advertiser-supported service. Bandwidth constraints may keep Outdoor Channel 2 HD from achieving sufficient distribution from service providers to reach profitability. Competition for quality HD content may increase the costs of programming for Outdoor Channel 2 HD beyond our control or expectations. All of these factors, combined or separately, could prevent the launch of the new channel, or if the new channel is launched, could increase costs or restrain revenue and adversely affect our operating results.

THE MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, PARTICULARLY AGAINST COMPETITORS WITH GREATER FINANCIAL RESOURCES, BRAND RECOGNITION, MARKETPLACE PRESENCE AND RELATIONSHIPS WITH SERVICE PROVIDERS.

     We compete for viewers with other basic and pay cable television networks, including the Outdoor Life Network, Spike TV, ESPN2 and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the development of digital compression technology and the deployment of fiber optic cable, which are already substantially underway, are expected to allow cable systems to greatly expand their current channel capacity, which could dilute our market share and lead to increased competition for viewers from existing or new programming services.

     We also compete with large television network companies that generally have large installed subscriber bases and significant investments in, and access to, competitive programming sources. In some cases, we compete with cable and satellite service providers that have the financial and technological resources to create and distribute their own television networks, such as the Outdoor Life Network which is owned and operated by Comcast. In order to compete for subscribers, we may pay either launch fees or marketing support or both for carriage in certain circumstances in the future, which may require significant cash expenditures, harming our operating results and margins. We compete for advertising sales with other pay television networks, broadcast networks, and local over-the-air television stations. We also compete for advertising sales with satellite and broadcast radio and the print media. We compete with other cable television networks for subscriber fees from, and affiliation agreements with, cable and satellite service providers. Actions by the Federal Communications Commission, to which we refer to as the FCC, and the courts have removed certain of the impediments to entry by local telephone companies into the video programming distribution business, and other impediments could be eliminated or modified in the future. These local telephone companies may distribute programming that is competitive with the programming provided by us to cable operators.

WE MAY NOT BE ABLE TO ATTRACT NEW, OR RETAIN EXISTING, MEMBERS IN OUR CLUB ORGANIZATIONS, AND AS A RESULT OUR REVENUES AND PROFITABILITY MAY BE HARMED.

     Our ability to attract new membership in our club organizations, GPAA and Lost Dutchman's, depends upon our ability to attract new members and customers with these interests through marketing efforts including our programming on The Outdoor Channel and such other efforts as direct mail campaigns, continued sponsorship of gold expositions around the country and introductory outings held at our campsites. We cannot assure you that we will successfully attract new members or retain existing members. A decline in membership in our club organizations could harm our business and operating results.

CONSOLIDATION AMONG CABLE AND SATELLITE DISTRIBUTORS MAY HARM OUR BUSINESS.

     Cable and satellite operators continue to consolidate, making The Outdoor Channel increasingly dependent on fewer operators. If these operators fail to carry The Outdoor Channel, use their increased distribution and bargaining power to negotiate less favorable terms of carriage or to obtain additional volume discounts, our business and operating results would suffer.

THE SATELLITE INFRASTRUCTURE THAT WE USE MAY FAIL OR BE PREEMPTED BY ANOTHER SIGNAL, WHICH COULD IMPAIR OUR ABILITY TO DELIVER PROGRAMMING TO OUR CABLE AND SATELLITE SERVICE PROVIDERS.

     Our ability to deliver programming to service providers, and their subscribers, is dependent upon the satellite equipment and software that we use to be working properly to distribute our programming. If this satellite system fails, or a signal with a higher priority replaces our signal, which is determined by our agreement with the owner of the satellite, we may not be able to deliver programming to our cable and satellite service provider customers and their subscribers within the time periods advertised. We recently negotiated for back-up capability with our satellite provider on an in-orbit spare satellite, which provides us carriage on the back-up satellite in the event that catastrophic failure occurs on the primary satellite. Our contract provides that our main signal is subject to preemption and until the back-up satellite is in position, we could lose our signal for a period of time. A loss of our signal could harm our reputation and reduce our revenues and profits.

NATURAL DISASTERS AND OTHER EVENTS BEYOND OUR CONTROL COULD INTERRUPT OUR
SIGNAL.

     Our systems and operations may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism. Since our production facilities for The Outdoor Channel are all located in Temecula, California, the results of such events could be particularly disruptive because we do not have readily available alternative facilities from which to conduct our business. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services. Interruptions in our service could harm our reputation and reduce our revenues and profits.

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY, AND HISTORICAL COMPARISONS OF OUR OPERATING RESULTS ARE NOT NECESSARILY MEANINGFUL AND SHOULD NOT BE RELIED UPON AS AN INDICATOR OF FUTURE PERFORMANCE.

     Our operations are influenced by many factors. These factors may cause our financial results to vary significantly in the future and our operating results may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock may decline. Factors that can cause our results to fluctuate include, but are not limited to: carriage decisions of cable and satellite service providers; demand for advertising, advertising rates and offerings of competing media; changes in the growth rate of cable and satellite subscribers; cable and satellite service providers' capital and marketing expenditures and their impact on programming offerings and penetration; seasonal trends in viewer interests and activities; pricing, service, marketing and acquisition decisions that could reduce revenues and impair quarterly financial results; the mix of cable television and satellite-delivered programming products and services sold and the distribution channels for those products and services; our ability to react quickly to changing consumer trends; specific economic conditions in the cable television and related industries; and changing regulatory requirements. Due to the foregoing and other factors, many of which are beyond our control, our revenue and operating results vary from period to period and are difficult to forecast. Our expense levels are based in significant part on our expectations of future revenue. Therefore, our failure to meet revenue expectations would seriously harm our business, operating results, financial condition and cash flows. Further, an unanticipated decline in revenue for a particular calendar quarter may disproportionately affect our profitability because our expenses would remain relatively fixed and would not decrease correspondingly.

SEASONAL INCREASES OR DECREASES IN ADVERTISING REVENUE MAY NEGATIVELY AFFECT OUR BUSINESS.

     Seasonal trends are likely to affect our viewership, and consequently, could cause fluctuations in our advertising revenues. Our business reflects seasonal patterns of advertising expenditures, which is common in the broadcast industry. For this reason, fluctuations in our revenues and net income could occur from period to period depending upon the availability of advertising revenues. Due, in part, to these seasonality factors, the results of any one quarter are not necessarily indicative of results for future periods, and our cash flows may not correlate with revenue recognition.

WE MAY BE UNABLE TO ACCESS CAPITAL ON ACCEPTABLE TERMS TO FUND OUR FUTURE OPERATIONS.

     Our future capital requirements will depend on numerous factors, including the success of our efforts to increase advertising revenues, the amount of resources devoted to increasing distribution of The Outdoor Channel, and acquiring and producing programming for The Outdoor Channel. As a result, we could be required to raise substantial additional capital through debt or equity financing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If we raise additional capital through the issuance of debt securities, the debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, our current business strategies and plans and ability to fund future operations may be harmed.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. None of our employees are under contract and all of our employees are "at-will." Any of our officers or key employees could leave at any time, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our President and Chief Executive Officer and Co-President of The Outdoor Channel, Inc., or Thomas H. Massie, our Executive Vice President, or William A. Owen, our Chief Financial Officer, or Andrew J. Dale, the Chief Executive Officer and Co-President of The Outdoor Channel, Inc., or Thomas E. Hornish, our General Counsel, could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

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

CABLE AND SATELLITE TELEVISION PROGRAMMING SIGNALS HAVE BEEN STOLEN OR COULD BE STOLEN IN THE FUTURE, WHICH REDUCES OUR POTENTIAL REVENUE FROM SUBSCRIBER FEES AND ADVERTISING.

     The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe to programming and are authorized to view it. Conditional access systems use, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent conditional access technologies. However, theft of cable and satellite programming has been widely reported, and the access or "smart" cards used in cable and satellite service providers' conditional access systems have been compromised and could be further compromised in the future. When conditional access systems are compromised, we do not receive the potential subscriber fee revenues from the cable and satellite service providers. Further, measures that could be taken by cable and satellite service providers to limit such theft are not under our control. Piracy of our copyrighted materials could reduce our revenue from subscriber fees and advertising and negatively affect our business and operating results.

BECAUSE WE EXPECT TO BECOME INCREASINGLY DEPENDENT UPON OUR INTELLECTUAL PROPERTY RIGHTS, OUR INABILITY TO PROTECT THOSE RIGHTS COULD NEGATIVELY IMPACT OUR ABILITY TO COMPETE.

     We currently license 80-85% of our programs from third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all, or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights or defending against third party claims can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE TIME-CONSUMING, COSTLY TO DEFEND AND RESULT IN OUR LOSS OF SIGNIFICANT RIGHTS.

     Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. From time to time, we receive letters alleging infringement of intellectual property rights of others. Intellectual property litigation can be expensive and time-consuming and could divert management's attention from our business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement or enter into royalty or license agreements that may not be available on acceptable or desirable terms, if at all. Our failure to license the proprietary rights on a timely basis would harm our business.

OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS BENEFICIALLY OWN APPROXIMATELY 69.7% OF OUR OUTSTANDING COMMON STOCK AND THEREFORE EXERCISE SIGNIFICANT CONTROL OVER US, AND THEY MAY MAKE DECISIONS WITH WHICH YOU DISAGREE.

     Our principal stockholders, executive officers and directors beneficially own an aggregate of approximately 69.7% of our outstanding common stock. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS--Security Ownership of Certain Beneficial Owners and Management" below. The interests of those stockholders could differ from those of other stockholders. As a result of their large holdings of our common stock relative to other stockholders, these individuals, acting individually or together, could have a strong influence over matters requiring approval of our stockholders.

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, OUR BYLAWS AND UNDER DELAWARE LAW MAY ENABLE OUR INCUMBENT MANAGEMENT TO RETAIN CONTROL OF US AND DISCOURAGE OR PREVENT A CHANGE OF CONTROL THAT MAY BE BENEFICIAL TO OUR STOCKHOLDERS.

     Our certificate of incorporation, our bylaws and Delaware law contain provisions, such as authorizing the issuance of one or more series of preferred stock without a vote of our stockholders, that could make it difficult or expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. We also have a staggered board of directors that makes it difficult for stockholders to change the composition of our board of directors. These provisions could allow our incumbent management to retain control over us and prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

TECHNOLOGIES IN THE CABLE AND SATELLITE TELEVISION INDUSTRY ARE CONSTANTLY CHANGING, AND OUR FAILURE TO ACQUIRE OR MAINTAIN STATE-OF-THE-ART TECHNOLOGY MAY HARM OUR BUSINESS AND COMPETITIVE ADVANTAGE.

     The technologies used in the cable and satellite television industry are rapidly evolving. Many technologies and technological standards are in development and have the potential to significantly transform the ways in which programming is created and transmitted. In addition, under some of our MSO contracts, we may be required to encrypt our signal. We cannot accurately predict the effects that implementing new technologies will have on our programming and broadcasting operations. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in harming our business and operating results.

THE CABLE AND SATELLITE TELEVISION INDUSTRY IS SUBJECT TO SUBSTANTIAL REGULATION BY FEDERAL, STATE AND LOCAL GOVERNMENTS, FOR WHICH COMPLIANCE MAY BE EXPENSIVE, TIME CONSUMING AND MAY EXPOSE US TO SUBSTANTIAL COMPLIANCE COSTS AND PENALTIES FOR FAILURE TO COMPLY.

     The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Operating in a regulated industry increases our cost of doing business.

     The Cable Television Consumer Protection and Competition Act of 1992, to which we refer to as the 1992 Cable Act, precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multi-channel video distributors. This provision benefits independent programmers such as us by limiting the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This provision was scheduled to expire in October 2002. However, the FCC deferred the expiration date to October 2007 unless the FCC then determines that another extension is necessary to protect competition and diversity. If this provision expires, it could have an adverse effect on our ability to obtain carriage by service providers.

     Regulatory carriage requirements also could reduce the number of channels available to carry The Outdoor Channel. The 1992 Cable Act granted television broadcasters a choice of must-carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry rights and, depending on a cable systems' channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could reduce carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television broadcasters may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. On February 10, 2005, the FCC decided that television broadcasters do not have such additional must-carry rights. Broadcasters may seek judicial review of the FCC's decision or legislative change. The imposition of such additional must-carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop some cable programming services and could reduce carriage of The Outdoor Channel.

     If we distribute television programming through other types of media, we may be required to obtain federal, state and local licenses or other authorizations to offer such services. We may not be able to obtain licenses or authorizations in a timely manner, or at all, or conditions could be imposed upon licenses and authorizations that may not be favorable to us.

     In the future, any increased regulation of rates, and in particular the rates for basic cable services, could, among other things, put downward pressure on the rates charged by cable programming services, and affect the ability or willingness of cable system operators to retain or to add The Outdoor Channel network on their cable systems. In response to a request from the Committee on Energy and Commerce of the House of Representatives, the FCC's Media Bureau conducted a study in 2004 regarding, among other things, government-mandated a la carte or mini-tier packaging of programming services in which each subscriber would purchase only those channels that he or she desired instead of the larger bundles of different channels as is typical today. The Media Bureau's report on November 18, 2004 observed that such packaging would increase the cost of programming to consumers and injure programmers. If, in response to any rate or other government regulation, cable system operators implement channel offering structures that require subscribers to affirmatively choose to pay a separate fee to receive The Outdoor Channel network, either by itself or in combination with a limited number of other channels, the number of viewers for The Outdoor Channel could be reduced.

     The regulation of programming services, cable television systems and satellite licensees is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements are difficult to anticipate and our business may be harmed by future legislation, new regulation, deregulation or court decisions interpreting laws and regulations.

WE MUST COMPLY WITH MANY LOCAL, STATE, FEDERAL AND ENVIRONMENTAL REGULATIONS, FOR WHICH COMPLIANCE MAY BE COSTLY AND MAY EXPOSE US TO SUBSTANTIAL PENALTIES.

     Our recreational outdoor activity entities, GPAA and Lost Dutchman's, share the general risks of all outdoor recreational activities such as personal injury, environmental compliance and real estate and environmental regulation. In addition to the general cable television industry regulations, we are also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies. Our prospecting clubs are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, development and other utilization of their properties. We cannot predict what impact future regulations may have on these businesses. In addition, failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or costs or revocation of our operating licenses, which would have a material adverse effect on our business and operating results.

CHANGES IN CORPORATE GOVERNANCE AND SECURITIES DISCLOSURE AND COMPLIANCE PRACTICES HAVE INCREASED AND MAY CONTINUE TO INCREASE OUR LEGAL COMPLIANCE AND FINANCIAL REPORTING COSTS.

     The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The Securities and Exchange Commission and Nasdaq have revised, and continue to revise, their regulations and listing standards. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

     We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of internal controls over financial reporting and an annual report by our independent registered public accounting firm addressing the assessment. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information.

CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT OUR REPORTED OPERATING RESULTS.

     We prepare our financial statements to conform with accounting principles generally accepted in the United States, or GAAP. GAAP are subject to interpretations by the Financial Accounting Standards Board, Public Company Accounting Oversight Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to business combinations and employee stock option grants have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2004 and 2003, our investment portfolio included fixed-income securities of $741,000 and $550,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

     We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant for the years ended December 31, 2004, 2003 and 2002 are listed in the index on the following page.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X
                                    ---------

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm.....................  38

Consolidated Balance Sheets as of December 31, 2004 and 2003................  39

Consolidated Statements of Operations for the Years Ended
December 31, 2004, 2003 and 2002............................................  40

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2004, 2003 and 2002......................................  41

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002............................................  44

Notes to Consolidated Financial Statements..................................  46

                                      * * *

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Stockholders and Board of Directors
Outdoor Channel Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and their results of operations and cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      /s/ J.H. Cohn LLP

San Diego, California
February 25, 2005

                             OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                    AS OF DECEMBER 31, 2004 AND 2003
                                  (In thousands, except per share data)

                                                                                 2004           2003
                                                                             -----------    -----------
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                               $    13,105    $     7,214
     Investment in available-for-sale securities                                     741            550
     Accounts receivable, net of allowance for doubtful
        accounts of $207 and $234                                                  4,848          3,797
     Inventories                                                                      85             68
     Income tax refund receivable                                                  2,291          1,143
     Current portion of deferred tax assets, net                                      --            525
     Prepaid programming costs                                                       606             --
     Other current assets                                                             50            671
                                                                             -----------    -----------
                  Total current assets                                            21,726         13,968
                                                                             -----------    -----------

Property, plant and equipment at cost, net:
     Membership division                                                           3,527          3,253
     Outdoor Channel equipment and improvements                                    3,199          2,032
                                                                             -----------    -----------
                  Property, plant and equipment, net                               6,726          5,285
                                                                             -----------    -----------
Amortizable intangible assets                                                      1,939            118
Deferred tax assets, net                                                          16,554            436
Goodwill                                                                          39,418             --
Other non-amortizable intangible assets                                           10,573             --
Deposits and other assets                                                            174             41
                                                                             -----------    -----------
                  Totals                                                     $    97,110    $    19,848
                                                                             ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                   $     3,705    $     1,790
     Accrued severance payments                                                       28            291
Current portion of notes payable and capital lease obligations                        26            133
     Deferred tax liabilities, net                                                   494             --
     Current portion of deferred revenue                                             370            409
     Customer deposits                                                                61             --
                                                                             -----------    -----------
                  Total current liabilities                                        4,684          2,623

Accrued severance payments, net of current portion                                    37             66
Notes payable and capital lease obligations, net of current portion                    9             59
Deferred revenue, net of current portion                                           1,145          1,225
Deferred satellite rent obligations                                                  312            380
                                                                             -----------    -----------
                  Total liabilities                                                6,187          4,353
                                                                             -----------    -----------

Minority interest in subsidiary                                                       --          2,302
                                                                             -----------    -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; 25,000 shares authorized; none issued                           --             --
     Common stock, $0.001 and $0.02 par value; 75,000 shares authorized;
        18,394 (as adjusted for a five for two forward split) and 5,887
shares issued and outstanding                                                 18            118
     Common stock subscriptions receivable                                            --            (30)
     Cost of treasury stock (191 shares)                                              --           (400)
     Additional paid-in capital                                                  111,912          6,768
     Deferred compensation                                                        (1,034)            --
     Accumulated other comprehensive income                                           43             34
     Retained earnings (accumulated deficit)                                     (20,016)         6,703
                                                                             -----------    -----------
                  Total stockholders' equity                                      90,923         13,193
                                                                             -----------    -----------
                  Totals                                                     $    97,110    $    19,848
                                                                             ===========    ===========

See Notes to Consolidated Financial Statements.


                                                   39

                              OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                   (In thousands, except per share data)

                                                                     2004           2003          2002
                                                                 -----------    -----------   -----------
Revenues:
     Advertising                                                 $    21,817    $    16,396   $    10,969
     Subscriber fees                                                  13,391         10,836         6,071
     Membership income                                                 4,746          4,456         4,353
                                                                 -----------    -----------   -----------

                  Total revenues                                      39,954         31,688        21,393
                                                                 -----------    -----------   -----------

Expenses:
     Satellite transmission fees                                       2,351          2,423         2,359
     Advertising and programming                                       8,117          4,884         3,854
     Non-cash compensation expense
        from exchange of stock options                                52,233             --            --
     Selling, general and administrative                              21,042         16,754        10,604
                                                                 -----------    -----------   -----------

                  Total expenses                                      83,743         24,061        16,817
                                                                 -----------    -----------   -----------

Income (loss) from operations                                        (43,789)         7,627         4,576

Gain on sale or issuance of common stock of subsidiary                    --             --            46

Gain on sale of marketable securities                                     34             13            --

Interest income (expense), net                                            81             13            (1)
                                                                 -----------    -----------   -----------

Income (loss) before income taxes and minority interest              (43,674)         7,653         4,621

Income tax provision (benefit)                                       (17,637)         3,162         1,882
                                                                 -----------    -----------   -----------

Income (loss) before minority interest                               (26,037)         4,491         2,739

Minority interest in net income of consolidated subsidiary               682            897           444
                                                                 -----------    -----------   -----------

Net income (loss)                                                    (26,719)         3,594         2,295

Preferred stock dividends                                                 --             --           (90)
                                                                 -----------    -----------   -----------

Net income (loss) applicable to common stock                     $   (26,719)   $     3,594   $     2,205
                                                                 ===========    ===========   ===========

Earnings (loss) per common share:
     Basic                                                       $     (1.67)   $      0.26   $      0.17
                                                                 ===========    ===========   ===========
     Diluted                                                     $     (1.67)   $      0.19   $      0.15
                                                                 ===========    ===========   ===========
Weighted average number of common shares outstanding:
     (as adjusted for a five for two forward split)
     Basic                                                            15,998         13,824        13,220
                                                                 ===========    ===========   ===========
     Diluted                                                          15,998         14,768        14,627
                                                                 ===========    ===========   ===========


See Notes to Consolidated Financial Statements.


                                                    40

                                       OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                       (In thousands)


                                                                                                   Common
                                            Convertible                                             Stock
                                          Preferred Stock                Common Stock           Subscriptions    Treasury
                                        Shares         Amount        Shares          Amount      Receivable        Stock
                                     -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2002                      59    $        --          5,281    $       106    $      (221)   $      (290)

Comprehensive Income:
   Net income
   Effect of change in fair
     value of available-for-
     sale securities, net of
     deferred taxes of $2

       Total comprehensive income


Subsidiary investment in parent                                                                                        (110)

Cancellation of stock issued for
  services                                                                  (3)            --

Common stock issued upon exercise
  of stock options for cash and
  notes receivable                                                          32             --            (66)

Preferred dividend

Conversion of preferred stock to
  common stock                               (59)            --             59              1

Subscription receivable paid
  through provision of services                                                                           25
                                     -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002                    --    $        --          5,369    $       107    $      (262)   $      (400)
                                     ===========    ===========    ===========    ===========    ===========    ===========

                                                                                                    (Continued on next page)


                                                             41a

(Continued from previous page)

                              OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                               (In thousands)

                                                                 Accumulated
                                                                    Other        Retained
                                      Additional                    Compre-      Earnings
                                       Paid-in       Deferred       hensive    (Accumulated
                                       Capital     Compensation     Income        Deficit)        Total
                                     -----------   -----------    -----------   -----------    -----------
Balance, January 1, 2002             $     3,516   $        --    $        --   $       904    $     4,015

Comprehensive Income:
   Net income                                                                         2,295          2,295
   Effect of change in fair
     value of available-for-
     sale securities, net of
     deferred taxes of $2                                                   4                            4
                                                                                                -----------
       Total comprehensive income                                                                    2,299
                                                                                                -----------

Subsidiary investment in parent                                                                       (110)

Cancellation of stock issued for
  services                                   (12)                                                      (12)

Common stock issued upon exercise
  of stock options for cash and
  notes receivable                           101                                                        35

Preferred dividend                                                                      (90)           (90)

Conversion of preferred stock to
  common stock                                (1)                                                       --

Subscription receivable paid
  through provision of services                                                                         25
                                     -----------   -----------    -----------   -----------    -----------

Balance, December 31, 2002           $     3,604   $        --    $         4   $     3,109    $     6,162
                                     ===========   ===========    ===========   ===========    ===========


                                                    41b

                                       OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                       (In thousands)


                                                                                                   Common
                                            Convertible                                             Stock
                                          Preferred Stock                Common Stock           Subscriptions    Treasury
                                        Shares         Amount        Shares          Amount      Receivable        Stock
                                     -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2003                      --    $        --          5,369    $       107    $      (262)   $      (400)

Comprehensive Income:
    Net income
    Effect of change in fair
      value of available-for-
      sale securities, net of
      deferred taxes of $20

        Total comprehensive income

Subscriptions receivable paid
  through provision of services
  and in cash                                                                                            232

Tax benefit from exercise of non-
  qualified stock options and
  deferred compensation

Common stock issued upon exercise
  of stock options for cash,
  provision of services and
  offset of notes payable                                                  384              8

Common stock issued to former
  Officer/director for payment
  of deferred compensation                                                 134              3
                                     -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003                    --    $        --          5,887    $       118    $       (30)   $      (400)
                                     ===========    ===========    ===========    ===========    ===========    ===========

                                                                                                    (Continued on next page)


                                                             42a

(Continued from previous page)

                              OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                               (In thousands)

                                                                 Accumulated
                                                                    Other        Retained
                                      Additional                    Compre-      Earnings
                                       Paid-in       Deferred       hensive    (Accumulated
                                       Capital     Compensation     Income        Deficit)        Total
                                     -----------   -----------    -----------   -----------    -----------
Balance, January 1, 2003             $     3,604   $        --    $         4   $     3,109    $     6,162

Comprehensive Income:
    Net income                                                                        3,594          3,594
    Effect of change in fair
      value of available-for-
      sale securities, net of
      deferred taxes of $20                                                30                           30
                                                                                                -----------
        Total comprehensive income                                                                   3,624
                                                                                                -----------
Subscriptions receivable paid
  through provision of services
  and in cash                                                                                          232

Tax benefit from exercise of non-
  qualified stock options and
  deferred compensation                    2,064                                                     2,064

Common stock issued upon exercise
  of stock options for cash,
  provision of services and
  offset of notes payable                    928                                                       936

Common stock issued to former
  Officer/director for payment
  of deferred compensation                   172                                                       175
                                     -----------   -----------    -----------   -----------    -----------

Balance, December 31, 2003           $     6,768   $        --    $        34   $     6,703    $    13,193
                                     ===========   ===========    ===========   ===========    ===========


                                                    42b

                                       OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                       (In thousands)


                                                                                                   Common
                                            Convertible                                             Stock
                                          Preferred Stock                Common Stock           Subscriptions    Treasury
                                        Shares         Amount        Shares          Amount      Receivable        Stock
                                     -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2004                      --    $        --          5,887    $       118    $       (30)   $      (400)

Comprehensive Income:
   Net loss
   Effect of change in fair
    value of available-for-
    sale securities, net of
    deferred taxes of $4

      Total comprehensive income


Effect of 5 for 2 forward split
  and change in par value                                                8,830           (103)

Common stock issued upon
  exercise of stock options                                                723

Stock subscriptions paid                                                                                  30

Issuance of restricted stock
  to employees for services                                                 75

Amortization of deferred
  compensation


Stock exchanged for stock of
  subsidiary                                                             3,070              3

Effect of exchange of stock
  options for stock options
  of subsidiary

Tax benefit from exercise
  of stock options

Retirement of treasury stock                                              (191)                                         400
                                     -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004                    --    $        --         18,394    $        18    $        --    $        --
                                     ===========    ===========    ===========    ===========    ===========    ===========

                                                                                                    (Continued on next page)

                                                             43a

(Continued from previous page)

                              OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                               (In thousands)

                                                                 Accumulated
                                                                    Other        Retained
                                      Additional                    Compre-      Earnings
                                       Paid-in       Deferred       hensive    (Accumulated
                                       Capital     Compensation     Income        Deficit)        Total
                                     -----------   -----------    -----------   -----------    -----------
Balance, January 1, 2004             $     6,768   $        --    $        34   $     6,703    $    13,193

Comprehensive Income:
   Net loss                                                                         (26,719)       (26,719)
   Effect of change in fair
    value of available-for-
    sale securities, net of
    deferred taxes of $4                                                    9                            9
                                                                                                -----------
      Total comprehensive income                                                                   (26,710)
                                                                                                -----------

Effect of 5 for 2 forward split
  and change in par value                    103                                                        --

Common stock issued upon
  exercise of stock options                1,285                                                     1,285

Stock subscriptions paid                                                                                30

Issuance of restricted stock
  to employees for services                1,043        (1,043)                                         --

Amortization of deferred
  compensation                                               9                                           9


Stock exchanged for stock of
  subsidiary                              49,850                                                    49,853

Effect of exchange of stock
  options for stock options
  of subsidiary                           52,233                                                    52,233

Tax benefit from exercise
  of stock options                         1,030                                                     1,030

Retirement of treasury stock                (400)                                                       --
                                     -----------   -----------    -----------   -----------    -----------

Balance, December 31, 2004           $   111,912   $    (1,034)   $        43   $   (20,016)   $    90,923
                                     ===========   ===========    ===========   ===========    ===========

See Notes to Consolidated Financial Statements.


                                                    43b

                                   OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                   (In thousands)

                                                                              2004           2003           2002
                                                                          -----------    -----------    -----------
Operating activities:

   Net income (loss)                                                      $   (26,719)   $     3,594    $     2,295

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                         1,259            880            649
          Provision for doubtful accounts                                         164            327            257
          Costs of services offset against subscription receivable                 --            251             32
          Gain on issuance of common stock of subsidiary                           --             --            (40)
          Realized gain on sale of available-for-sale securities                  (34)           (13)            --
          Minority interest in net income of consolidated subsidiary              682            897            444
          Tax benefit from exercise of stock options and issuance of
              shares to pay deferred compensation                               1,030          2,064             --
          Common stock of subsidiary issued for services                           --             --              9
          Compensation expense from exchange of stock options                  52,233             --             --
          Amortization of deferred compensation                                     9             --             --
          Deferred  tax provision (benefit), net                              (19,310)            70           (187)

   Cash supplied (used) by changes in operating assets and liabilities:
          Accounts receivable                                                  (1,215)        (1,651)        (1,149)
          Inventories                                                             (17)            19            (10)
          Income tax refund receivable                                         (1,126)            --             --
          Prepaid programming costs                                              (606)            --             --
          Other current assets                                                    331         (1,533)          (189)
          Deposits and other assets                                              (133)           155           (155)
          Accounts payable and accrued expenses                                 1,914            874            415
          Accrued severance payments                                             (291)            --             --
          Deferred revenue                                                       (119)           324              1
          Customer deposits                                                        61             --             --
          Deferred satellite rent obligations                                     (68)           (68)           (68)
                                                                          -----------    -----------    -----------
                  Net cash provided by operating activities                     8,045          6,190          2,304
                                                                          -----------    -----------    -----------
Investing activities:
          Purchases of property, plant and equipment                           (2,549)        (1,924)        (1,100)
          Purchases of available-for-sale securities                             (255)          (443)           (74)
          Proceeds from sale of available-for-sale securities                      85             36             --
          Costs related to acquisition of minority interest                      (593)            --             --
          Proceeds from notes receivable                                           --             36             --
                                                                          -----------    -----------    -----------
                  Net cash used in investing activities                        (3,312)        (2,295)        (1,174)
                                                                          -----------    -----------    -----------
Financing activities:
          Net payments of stockholder loans                                        --            (15)           (58)
          Principal payments on notes payable and capital leases                 (157)          (182)          (234)
          Dividends paid on preferred stock                                        --             --            (90)
          Proceeds from exercise of stock options                               1,285            268             36
          Proceeds from common stock subscriptions receivable                      30             --             --
          Purchases of treasury stock                                              --             --           (110)
                                                                          -----------    -----------    -----------
                  Net cash provided by (used in) financing activities           1,158             71           (456)
                                                                          -----------    -----------    -----------

   Net increase in cash and cash equivalents                                    5,891          3,966            674

Cash and cash equivalents, beginning of year                                    7,214          3,248          2,574
                                                                          -----------    -----------    -----------

Cash and cash equivalents, end of year                                    $    13,105    $     7,214    $     3,248
                                                                          ===========    ===========    ===========


                                                         44

                                     OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                     (In thousands)

                                                                                    2004          2003          2002
                                                                                -----------   -----------   -----------
Supplemental disclosures of cash flow information:

     Interest paid                                                              $         5   $        42   $        35
                                                                                ===========   ===========   ===========

     Income taxes paid                                                          $     1,139   $     2,083   $     2,154
                                                                                ===========   ===========   ===========

Supplemental disclosures of non-cash investing and financing activities:

     Retirement of treasury stock                                               $       400   $        --   $        --
                                                                                ===========   ===========   ===========

     Fair value of common stock issued to acquire minority interest in
        subsidiary                                                              $    49,853   $        --   $        --
                                                                                ===========   ===========   ===========

     Common stock issued upon exercise of stock options in exchange
        for notes receivable from ex-employees                                  $        --   $        --   $        66
                                                                                ===========   ===========   ===========

     Effect of net increase in fair value of available-for-sale securities,
        net of deferred taxes                                                   $         9   $        30   $         4
                                                                                ===========   ===========   ===========

     Note receivable from stockholder offset against accrued bonus              $        --   $        45   $        --
                                                                                ===========   ===========   ===========

     Receivable from exercise of stock options offset against loans
        from stockholders                                                       $        --   $       623   $        --
                                                                                ===========   ===========   ===========

     Common stock issued to former officer/director for payment of
        deferred compensation                                                   $        --   $       175   $        --
                                                                                ===========   ===========   ===========


See Notes to Consolidated Financial Statements.


                                                           45

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 1 - ORGANIZATION AND BUSINESS

Description of Operations
-------------------------

     Outdoor Channel Holdings, Inc. ("Outdoor Channel Holdings," or collectively with its subsidiaries, the "Company") was reincorporated under the laws of the State of Delaware on September 14, 2004. Originally Outdoor Channel Holdings was incorporated under the name Global Resources, Inc., an Alaska corporation, and was subsequently re-named Global Outdoors, Inc. In 2003, the name was changed to Outdoor Channel Holdings, Inc. The Company acquired the remaining 17.6% minority interest in The Outdoor Channel, Inc. ("TOC"), that it did not previously hold on September 8, 2004 (see Note 3). TOC operates The Outdoor Channel which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off road motor sports and other related lifestyle programming.

     Our revenues include advertising fees from advertisements aired on The Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel, and from advertisements in "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine; subscriber fees paid by cable and satellite service providers that air The Outdoor Channel; membership fees from members in both LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospector's Association of America, LLC ("GPAA") and other income including products and services related to gold prospecting, gold expositions, expeditions and outings.

     Other business activities consist of the promotion and sale of a gold mining expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman's which entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Outdoor Channel Holdings and its subsidiaries, Gold Prospector's Association of America, Inc., Lost Dutchman's, GPAA and TOC. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

     The Company considers all highly-liquid investments with maturities of three months or less when acquired to be cash equivalents.

Inventories
-----------

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

Prepaid Programming Costs
-------------------------

     The Company produces a portion of the programming it airs on The Outdoor Channel in-house as opposed to acquiring the programming from third party producers. The cost of production is expensed when the show airs. As such, at year-end the Company has incurred costs for programming that is yet to air. These costs are accumulated on the balance sheet as "Prepaid programming costs". Costs of specific shows will be charged to programming expense when the program airs and the related advertising revenue is recognized.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
----------------------

     Depreciation and amortization of costs of property and equipment are provided using the straight-line method over the estimated useful lives of the assets which range from 5 to 15 years.

Amortizable Intangible Assets
-----------------------------

     Costs of acquiring customer relationships are being amortized over a period of either 3 or 4 years. TOC has the exclusive right to the trademark The Outdoor Channel. The costs of acquiring the trademark are being amortized on a straight-line basis over an estimated useful life of 15 years.

Impairment of Certain Long-Lived Assets
---------------------------------------

     The impairment of long-lived assets with finite lives such as property and equipment, customer relationships and trademarks, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company did not record any charges for the impairment of long-lived assets in 2004, 2003 or 2002.

Goodwill and Other Intangible Assets not Subject to Amortization
----------------------------------------------------------------

     Goodwill represents the excess of cost over the fair value of net assets of an acquired business. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") goodwill is deemed to have an indefinite life and is no longer subject to amortization over its estimated useful life but is tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

     Impairment is assessed at the "reporting unit" level by applying a fair value-based test. A reporting unit is defined as the same as, or one level below the operating segment level as described in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under the two-step approach, the carrying amount of the reporting unit is compared with its fair value. If the carrying amount of the reporting unit exceeds its fair value, the "implied" fair value (as defined in SFAS 142) of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. When the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

     The cost allocated to the acquisition of multiple system operator relationships is an intangible asset that is also deemed to have an indefinite life and, accordingly, is not subject to amortization under SFAS
142. The Company is required to evaluate the remaining useful life of these relationships each reporting period to determine whether circumstances continue to support an indefinite useful life. If it determines the life is no longer indefinite, the Company will begin to amortize the costs of these multiple system operator relationships over their remaining lives. In addition, such costs shall be tested for impairment annually, or more frequently if circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

Advertising
-----------

     The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $5,600, $3,767 and $2,869 in 2004, 2003 and 2002, respectively.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
-------------------

     The Company generates revenues from sales of television and print advertising, from cable and satellite subscriber fees, from membership fees and from sales of related products and services.

     TOC's advertising revenues are recognized when the advertisement is aired and the collectibility of fees is reasonably assured. Advertising revenues from advertisements in the Company's bi-monthly magazine are recognized when the magazine is distributed. Subscriber fees for The Outdoor Channel are recognized in the period the programming is aired by the distributor.

     Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience, an accrual for "make-good" advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

     Lost Dutchman's memberships are contractual arrangements that provide members with prospecting and mineral rights and the use of land and facilities for camping and recreational vehicle parking. Lost Dutchman's memberships sold by the Company generally have payment terms that provide for a down payment and monthly installments and are non-interest bearing and unsecured. Revenues are generally recognized on a straight-line basis over the estimated average life (7 years) of the Lost Dutchman's membership.
     The Company sells GPAA memberships for one to four years and it also offers a GPAA lifetime membership ("Gold Life"). The majority of the memberships are for one year. Multi-year GPAA membership revenues are recognized on a straight-line basis over the life of a membership or an estimated life of 15 years for a lifetime membership. Merchandise sales for GPAA are recognized as sales when the product is shipped and collection of the receivable is probable. Merchandise sales for GPAA are included in the "Membership income" revenue category.

     The Company does not record any receivables arising under these contracts or memberships. Accordingly, revenues recognized do not exceed the total of the cash payments received and cash received in excess of revenue earned is recorded as deferred revenue.

     Revenues from the expeditions are recognized when they are taken in June through August each year. Revenues from outings and gold expositions are recognized at the time of the event.

Income Taxes
------------

     The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax benefits arising from the exercise of stock options and the issuance of common shares to pay deferred compensation are recorded as additional paid-in capital in the period the benefits are earned or realized.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share
-------------------------

     Effective September 15, 2004, the Company effected a 5 for 2 forward split of its common stock in connection with its reincorporation in Delaware. All share and per share data has been adjusted where appropriate to reflect this stock split. In addition, the par value of the Company's common stock was changed from $0.02 to $0.001 per share.

     The Company has presented "basic" and "diluted" earnings (loss) per common share in the accompanying consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company and TOC, prior to the acquisition of the remaining minority interest in TOC, were issued during the period if any such issuances would have had a dilutive effect.

     The computation of diluted loss per share for 2004 does not take into account either the outstanding stock options of Outdoor Channel Holdings because the effect of their assumed exercise would be anti-dilutive or the increase in net loss attributable to the increase in the minority interest in the net income of TOC that would result from the assumed exercise of all of TOC's outstanding stock options prior to the exchange of those options for Company options on September 8, 2004 because the effect would be immaterial. The computation of diluted earnings per share for 2003 and 2002 takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the outstanding stock options of the Outdoor Channel Holdings and TOC, adjusted for the application of the treasury stock method, and the assumed payment in 2002 of deferred compensation that had been payable by the Company in common stock (see Note 9). The computation of diluted earnings per share for 2003 also takes into account the reduction in net income applicable to common stock attributable to the increase in the minority interest (from approximately 13% to 33%) in the net income of TOC that results from the assumed exercise of its outstanding stock options (the effect on net income applicable to common stock in 2002 of the assumed exercise of stock options was not material). The number of shares potentially issuable at December 31, 2004, 2003 and 2002 upon the exercise of stock options that were not included in the computation of net earnings (loss) per common share because they were anti-dilutive totaled 5,630, 725 and 75, respectively.

     The following table summarizes the calculation of the weighted average common shares outstanding for basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

                                                                                    2004          2003          2002
                                                                                 ----------    ----------    ----------
Numerators:
     Net income (loss) - basic                                                   $  (26,719)   $    3,594    $    2,205
     Deduct increase in minority interest attributable to
           assumed exercise of dilutive stock options of
           TOC (see Note 9)                                                              --          (777)           --
                                                                                 ----------    ----------    ----------
     Net income (loss) - dilutive                                                $  (26,719)   $    2,817    $    2,205
                                                                                 ==========    ==========    ==========

Denominators:
     Weighted average common shares outstanding - basic                              15,998        13,824        13,220
     Dilutive effect of potentially issuable common shares for
           accrued deferred compensation                                                 --            --           336
     Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted
           for the application of the treasury stock method                              --           944         1,071
                                                                                 ----------    ----------    ----------
Diluted weighted average common shares outstanding                                   15,998        14,768        14,627
                                                                                 ==========    ==========    ==========

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Treasury Stock
--------------

     The Company had adopted the treasury stock method in accounting for TOC's investment in Outdoor Channel Holdings. This is in accordance with ARB No. 51 "Consolidated Financial Statements", which provides that in consolidation the cost of an investment in a parent's common stock is treated as a cost of treasury shares. The weighted average number of common shares outstanding has been adjusted to reflect TOC's minority stockholders' ownership percentage of treasury shares.

     Subsequent to the acquisition of the minority interest in TOC, all common shares of Outdoor Channel Holdings owned by TOC were retired.

Stock Options
-------------

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

     The Company's historical net income (loss) and earnings (loss) per common share and pro forma net income (loss) and pro forma earnings (loss) per common share assuming compensation cost had been determined for 2004, 2003 and 2002 based on the fair value at the grant date for all awards by the Company, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123, and amortized over the vesting period are set forth below:

                                                                        2004          2003          2002
                                                                     ----------    ----------    ----------
Net income (loss):
     As reported                                                     $  (26,719)   $    3,594    $    2,205
     Add: Stock-based employee compensation expense included
           in reported net loss, net of tax effects*                     31,444            --            --

     Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards,
           net of tax effects*                                          (36,063)         (311)         (195)
                                                                     ----------    ----------    ----------
     Pro forma                                                       $  (31,338)   $    3,283    $    2,010
                                                                     ==========    ==========    ==========
Basic earnings (loss) per share:
     As reported                                                     $    (1.67)   $     0.26    $     0.17
     Pro forma                                                       $    (1.96)   $     0.24    $     0.15

Diluted earnings (loss) per common share:
     As reported                                                     $    (1.67)   $     0.19    $     0.15
     Pro forma                                                       $    (1.96)   $     0.17    $     0.14

*See Note 3

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

Stock Options (concluded)
-------------------------

     As a result of amendments of SFAS 123, the Company would be required to charge the fair value of employee stock options to expense over the vesting period beginning with its fiscal quarter ending September 30, 2005. However, the Company intends to adopt the provisions of the amendments effective for its fiscal quarter ending March 31, 2005.

     In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued are estimated based on the Black-Scholes option-pricing model.

Additional Required Pro Forma Disclosures Related to Employee Stock Options
---------------------------------------------------------------------------

     The fair value of each option granted by the Company in 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                           2004              2003              2002
                                     ----------------  ----------------  ----------------
     Risk-free interest rate            1.7% - 4.2%       2.3% - 3.3%         4.65%
     Dividend yield                         0%                0%                0%
     Expected life of the option     3 mos. - 10 yrs.      5-10 yrs.          5 yrs.
     Volatility factor                  41.7% - 79%          77%               83%

Sale or Issuance of Stock by Subsidiary
---------------------------------------

     The Company recognizes non-operating gains from sales or issuances of common stock by its subsidiaries directly to third parties where the Company's ownership percentage in the subsidiaries is reduced by the issuance of such stock and the amount received per share is more than the Company's carrying amount per share.

Investments
-----------

     Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments in marketable equity securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from net income and reported, net of applicable income taxes, in other comprehensive income. Accumulated net unrealized holding gains and losses are included at the end of each year in accumulated other comprehensive income which is a separate component of stockholders' equity.

Reclassifications
-----------------

     Certain amounts in the 2002 and 2003 consolidated financial statements have been reclassified to conform to the 2004 presentations.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 3 - ACQUISITION OF MINORITY INTEREST OF THE OUTDOOR CHANNEL, INC.

     On September 8, 2004, the Company announced the completion of the acquisition of the remaining 17.6% minority interest in TOC by Outdoor Channel Holdings through (i) the merger of TOC with a newly-formed, wholly-owned subsidiary of Outdoor Channel Holdings, with TOC being the surviving corporation, and (ii) the exchange of each share of TOC common stock not previously held by Outdoor Channel Holdings or its subsidiaries for 0.65 shares of Outdoor Channel Holdings' common stock. In addition, each outstanding option to purchase one share of TOC common stock was exchanged for an option to purchase 0.65 shares of Outdoor Channel Holdings' common stock.

     Based on the exchange ratio, the 5 for 2 forward split as explained in Note 2 and the capitalization of TOC, Outdoor Channel Holdings issued 3,070 shares of its common stock as well as options to purchase 4,012 additional shares on September 8, 2004.

     As previously disclosed by the Company, in October 2004, the Company received notice from a TOC stockholder that the stockholder was exercising dissenters' rights with respect to 144 previously outstanding TOC common shares. The dissenter submitted a written demand that TOC repurchase the dissenter's shares. On March 8, 2005, the dissenter withdrew this demand and accepted 233 common shares of the Company in exchange for his 144 common shares of TOC. The number of shares exchanged reflects the exchange ratio. For accounting purposes, the dissenter's shares have been deemed to have been exchanged as of September 8, 2004 and the cost of those shares has been recorded as additional goodwill as shown below.

     The acquisition of all of the 17.6% minority interest in TOC was accounted for using the purchase method of accounting. The cost of acquiring the minority interest included the aggregate fair value of the common shares of Outdoor Channel Holdings issued in exchange for common shares of TOC and certain other direct costs. The acquisition cost was allocated based on the fair value of the assets of TOC that were acquired and liabilities that were assumed, including intangible assets that arose from contractual or other legal rights or met certain other recognition criteria that underlie the approximate 17.6% minority interest that was acquired. The excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired was allocated to goodwill. In addition, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" the tax effects of the intangible assets have been treated as additional consideration. This additional consideration has also been allocated to goodwill.

     The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $50,735 based on the issuance at the closing of 3,070 shares of Outdoor Channel Holdings' common stock (including the former dissenter's shares) and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition plus certain other costs. Based on the analysis of the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs of $50,735 were allocated primarily to intangible assets that are or are not subject to amortization as follows:

                                                                    Estimated
                                               Allocation          Useful Life
                                               ----------          -----------

     Multiple system operators relationships   $  10,573            Indefinite

     Advertising customer relationships:
             Short form                            1,351             4 years

             Long form                               621             3 years
                                               ---------

     Total identifiable intangible assets         12,545

     Goodwill                                     39,418            Indefinite

     Deferred tax liability associated
                    with intangible assets        (4,212)

     Minority interest in subsidiary               2,984
                                               ---------

     Aggregate purchase price                  $  50,735
                                               =========

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

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

     Summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of the respective years ended December 31, 2004 and 2003 follows:

                                         For the Years Ended December 31,
                                         --------------------------------

                                                2004          2003
                                              --------      --------
               Net revenues                   $ 39,954      $ 31,688
               Net income                     $  4,862      $  3,946
               Earnings per share:
                       Basic                  $   0.27      $   0.23
                       Diluted                $   0.22      $   0.19

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

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 4 - REVENUE TO BE EARNED UPON COLLECTION

     As of December 31, 2004, the approximate scheduled payments to be recognized as revenue, assuming such amounts are collected in future years from existing Lost Dutchman's sales contracts, are as follows:

          Years Ending
          December 31,                Amount
          ------------                ------
             2005                   $    1,371
             2006                        1,157
             2007                        1,341
             2008                        1,377
             2009                        1,084
             Thereafter                  1,630
                                    ----------
                   Total            $    7,960
                                    ==========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT AND AMORTIZABLE INTANGIBLE ASSETS

     Property, plant and equipment at December 31, 2004 and 2003 consist of the following:

                                                          2004          2003
                                                       ----------    ----------
Membership division:
     Land                                              $    2,480    $    2,176
     Equipment                                              1,240         1,073
     Buildings and improvements                             1,472         1,387
     Furniture and fixtures                                    62            53
     Vehicles                                               1,325         1,290
     Leasehold improvements                                    86            75
                                                       ----------    ----------
                                                            6,665         6,054

Less accumulated depreciation                              (3,138)       (2,801)
                                                       ----------    ----------

          Subtotals                                         3,527         3,253
                                                       ----------    ----------

Outdoor Channel:
     Equipment                                              4,543         2,737
     Furniture and fixtures                                   158           158
     Vehicles                                                 251           212
     Leasehold improvements                                   556           462
     Video library                                            211           211
                                                       ----------    ----------
                                                            5,719         3,780

Less accumulated depreciation and amortization             (2,520)       (1,748)
                                                       ----------    ----------

          Subtotals                                         3,199         2,032
                                                       ----------    ----------

          Totals                                       $    6,726    $    5,285
                                                       ==========    ==========

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT AND AMORTIZABLE INTANGIBLE ASSETS (CONCLUDED)

     Amortizable intangible assets at December 31, 2004 and 2003 are summarized as follows:

                                                          2004          2003
                                                       ----------    ----------

Advertising customer relationships                     $    1,972    $       --
Trademark                                                     219           219
                                                       ----------    ----------
             Subtotals                                      2,191           219
Less accumulated amortization                                (252)         (101)
                                                       ----------    ----------
             Totals                                    $    1,939    $      118
                                                       ==========    ==========

     The approximate remaining useful economic lives of the advertising customer relationships and trademark are 3.6 years and 7 years, respectively.

     For the years ended December 31, 2004 and 2003, the Company incurred $151 and $15 of amortization expense, respectively. The estimated aggregate amortization expense for the years subsequent to December 31, 2004 is $1,939.

NOTE 6 - NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND LINES OF CREDIT

Notes Payable and Capital Lease Obligations
-------------------------------------------

     Notes payable and capital lease obligations at December 31, 2004 and 2003 consist of the following:

                                                          2004          2003
                                                       ----------    ----------
Note payable to a bank, collateralized by
  substantially all of the Company's assets,
  guaranteed by two major stockholders, with
  interest due monthly at the prime rate plus
  1.00% (an effective rate of 5.00% at
  December 31, 2003)                                   $       --   $      109

Capital lease obligations (see Note 7)                         35           83
                                                       ----------   ----------

Totals                                                         35          192
Less current portion                                           26          133
                                                       ----------   ----------
Long-term portion - notes payable and
  capital lease obligations                            $        9   $       59
                                                       ==========   ==========

Bank Lines of Credit
--------------------

     On September 30, 2004, we entered into a revolving line of credit agreement (the "revolver") with the U.S. Bank N.A. (the "Bank") that matures September 5, 2005. The total amount which can be drawn upon under the line of credit is $5,000. The revolver provides that the interest rate shall be selected by us at the time of each advance, to be either (i) the prime rate announced by the Bank from time to time as and when such rate changes or
     (ii) 1.25% above the 1, 2, 3, 6, or 12 month LIBOR rate quoted by the Bank from Telerate Page 3750 or any successor thereto. The bank line of credit is collateralized by substantially all of the Company's assets. We were in full compliance with the loan covenants under the revolver as of December 31, 2004. As of December 31, 2004, we did not have any outstanding borrowings under this revolving line of credit.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 7 - COMMITMENTS

Operating Leases
----------------

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

     The Company is leasing its administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders and officers of the Company. The lease agreements currently require monthly rent payments aggregating to approximately $20. These lease agreements expire on December 31, 2005. The Company expects to renew the lease at prevailing market rates prior to its expiration.

     Rent expense, including rent paid to Musk Ox Properties, LP, aggregated to approximately $2,604, $2,668 and $2,599 in the years ended December 31, 2004, 2003 and 2002, respectively.

     Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2004 are as follows:

              Year Ending
              December 31,                   Amount
              ------------                 ----------
                 2005                      $    2,903
                 2006                           1,693
                 2007                           1,680
                 2008                           1,680
                 2009                           1,680
                 Thereafter                     3,780
                                           ----------

                        Total              $   13,416
                                           ==========

Capital Leases
--------------

     The Company leases certain equipment under capital leases which expire on various dates through 2006. At December 31, 2004, the Company's future minimum lease payments are as follows:

          Year Ending
          December 31,                                    Amount
          ------------                                  ----------

             2005                                       $       28
             2006                                                9
                                                        ----------
             Total                                              37

          Less amount representing an
             interest rate of  9.5%                             (2)
                                                        ----------
          Present value of minimum lease payments               35

          Less current portion                                  26
                                                        ----------

          Long-term portion                             $        9
                                                        ==========

     The current and long-term portions of capital lease obligations are included in notes payable and capital lease obligations in the accompanying consolidated balance sheets (see Note 6).

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 8 - INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                              2004        2003        2002
                                           ----------  ----------  ----------
     Current:
        Federal                            $    1,216  $    2,410  $    1,616
        State                                     457         682         453
                                           ----------  ----------  ----------
            Total current                       1,673       3,092       2,069
                                           ----------  ----------  ----------

     Deferred:
        Federal                               (14,957)         58        (155)
        State                                  (4,353)         12         (32)
                                           ----------  ----------  ----------
            Total deferred                    (19,310)         70        (187)
                                           ----------  ----------  ----------
            Totals                         $  (17,637) $    3,162  $    1,882
                                           ==========  ==========  ==========

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 were related to the following:

                                              2004        2003
                                           ----------  ----------
     Deferred tax assets:
        Stock option expense               $   19,869  $       --
        Deferred revenues                         371         556
        Deferred rent                             124         151
        Current state taxes                        77         247
        Provision for doubtful accounts            82          93
        Other accrued liabilities                  57          88
        Other                                       6          --
                                           ----------  ----------
                                               20,586       1,135
                                           ----------  ----------


     Deferred tax liabilities:
        Fixed assets                             (345)       (152)
        Intangible assets                      (4,157)         --
        Other                                     (24)        (22)
                                           ----------  ----------
                                               (4,526)       (174)
                                           ----------  ----------

     Deferred tax assets, net              $   16,060  $      961
                                           ==========  ==========

     The provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations are different than those computed based on the applicable statutory Federal income tax rate of 34% in 2004, 2003 and 2002 as shown below:

                                              2004        2003        2002
                                           ----------  ----------  ----------
     Federal income tax provision
(benefit)at statutory income
tax rate                            $  (14,849) $    2,581  $    1,588
     State taxes, net of Federal benefit       (2,571)        458         278
     Non-deductible expense                        38          63          35
     Deferred compensation                       (198)         --          --
     Other                                        (57)         60         (19)
                                           ----------  ----------  ----------

     Income tax provision (benefit)        $  (17,637) $    3,162  $    1,882
                                           ==========  ==========  ==========

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 9 - EQUITY TRANSACTIONS

Preferred Stock
---------------

     There were 147 shares of the Company's common stock at December 31, 2001 reserved for issuance on the conversion of the 147 shares of convertible preferred stock, then outstanding. During 2002, all of the preferred shares were converted to common stock.

     During 2002, the Company declared dividends on preferred stock for the years 2001, 2000 and 1999. The total amount of dividends paid during 2002 amounted to $90.

     As of December 31, 2004, 2003 and 2002, the Company was authorized to issue up to 25,000, 25,000 and 10,000 shares of preferred stock, $0.001 par value per share in one or more series with designations, rights and preferences as determined by the Company's Board of Directors, respectively.

Changes in Common Stock Subscriptions Receivable by the Company
---------------------------------------------------------------

     On June 22, 1993, certain stockholders and other individuals exercised stock options for the purchase of a total of 260 shares of common stock. In connection therewith, these individuals issued promissory notes, due June 30, 1999 (extended several times), to the Company whereby they were obligated to pay a total of $221, plus interest at 4% per annum. During 2002, one of the subscribers provided the Company with consulting services with a fair value of $32 and the Company offset its payable for the services against subscriptions receivable of $25 and accrued interest receivable of $7.

     During 2002, the Company issued 80 shares of its common stock upon exercise of stock options by ex-employees and others and received $36 of cash payments for 29 shares and $66 of notes receivable for 51 shares. The notes receivable bore interest at 5% per annum, were collateralized by 26 shares of the Company's common stock and was due May 2004.

     During 2003, the Company paid bonuses to certain stockholders who are also employees totaling $251 by converting subscriptions receivable for common stock of $196 and accrued interest on the receivables of $55. Subscriptions receivable were also reduced by cash payments of $36 in 2003 and, as a result, the balance of subscriptions receivable was reduced to $30 as of December 31, 2003, which was paid in January 2004.

Issuances of Common Stock by the Company
----------------------------------------

     During 2003, the Company issued 336 shares of common stock valued at $175 to a former Officer/Director for the payment of deferred compensation (see
     Note 10).

     During 2003, the Company (i) received cash proceeds of $268 from the exercise of options for the purchase of 247 shares of common stock; (ii) offset the $623 due from the exercise of options for the purchase of 663 shares at $0.90 per share against the balance of all stockholder loans payable by the Company to the holder of the options; and (iii) offset the $45 due from the exercise of options for the purchase of 50 shares of common stock at $0.90 per share against the balance of a bonus payable to the employee.

     During 2004, the Company received cash proceeds of approximately $1,285 from the exercise of options for the purchase of 723 shares of the Company's common stock and options for the purchase of 18 TOC shares of common stock which were exercised prior to the merger under TOC's stock option plan. The TOC stock option plan was assumed in conjunction with the Company's acquisition of the remaining 17.6 % minority interest in TOC (see
     Note 3).

     Also during 2004, the Company issued an employee 75 shares of restricted common stock. The rights to these shares vest over a five year period.
Based on the closing market price on the day before the grant of $13.90 per share, the value of the stock was $1,043. This amount has been included in deferred compensation as an offset to stockholders' equity and will be amortized to compensation expense as the rights to the restricted stock vest.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 9 - EQUITY TRANSACTIONS (CONTINUED)

The Company's Stock Option Plans
--------------------------------

     The Company had five stock option plans: Stock Option Plan 1 ("Plan 1"), Stock Option Plan 2 ("Plan 2"), 1995 Stock Option Plan (the "1995 Plan"), Long-Term Incentive Plan (the "LTIP Plan"), and Non-Employee Director Stock Option Plan (the "NEDSOP" Plan). During 2003, all holders of options under Plan 1 and Plan 2 exercised all of the outstanding options under those two plans. No more options may be granted under either of those two plans. In addition, on September 8, 2004, TOC's 1997 Stock Option Plan (the "1997 Plan") was assumed by Outdoor Channel Holdings. No more options can be issued under this plan. The Company also may grant stock options that are not covered under any of the stock option plans.


     As of December 31, 2004, the Company had an aggregate of 9,075 shares of its common stock reserved for issuance under its various stock option/long term incentive plans, of which 5,630 shares are subject to outstanding options, 75 are issued as restricted common stock and 3,370 shares are available for future grants. Options and stock grants are subject to terms and conditions as determined by the Company's Board of Directors. Stock option grants are generally exercisable in increments of 25% during each year of employment beginning three months to one year from the date of grant. Generally, stock options expire five years from the date of grant. Options issued under our NEDSOP plan are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% are vested.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 9 - EQUITY TRANSACTIONS (CONTINUED)

The Company's Stock Option Plans (concluded)
--------------------------------------------

     A summary of the status of options granted under the five stock option plans and outside of those plans as of December 31, 2004, 2003 and 2002 and changes in options outstanding during the years then ended is presented in the table that follows:

                                       2004                       2003                       2002
                             -------------------------  -------------------------  -------------------------
                                              Weighted                   Weighted                   Weighted
                                              Average                    Average                    Average
                                 Shares       Exercise      Shares       Exercise      Shares       Exercise
                             (in thousands)    Price    (in thousands)    Price    (in thousands)    Price
                             -------------- ----------  -------------- ----------  -------------- ----------
Outstanding at
    beginning of year              1,648    $     6.57        1,751    $     1.43        1,744    $     1.25
Options granted                      705         13.88          863         10.78          125          3.73
Options granted in
    exchange for TOC
    options (see Note 3)           4,012          0.98           --            --           --            --
Options exercised                   (723)         1.77         (960)         0.98          (80)         1.31
Options canceled
    or expired                       (12)         5.71           (6)         1.74          (38)         1.81
                              ------------               ------------              --------------
Options outstanding
    at end of year                 5,630    $     4.12        1,648    $     6.57        1,751    $     1.43
                              ============               ============              ==============

                                                                     2004              2003                2002
                                                                --------------     --------------     -------------
Option price range at end of year                               $0.92 - $15.75     $1.20 - $12.50     $0.90 - $4.00

Options available for grant at end of year                           3,370              --                 419

Weighted-average fair value of 705; 863; and 125 options
   granted during 2004, 2003 and 2002, respectively,
   with an exercise price equal to the market price at
   the date of grant                                              $   8.21            $  7.20            $  2.36

Weighted-average fair value of 4,012 options
   granted during 2004 with an exercise price
   less than the market price at the date of grant                $  13.08            $    --            $    --

     The following table summarizes information about stock options outstanding at December 31, 2004, all of which are at fixed prices:

                                              Options Outstanding                    Options Exercisable
                                           ---------------------------        --------------------------------
                                                 Weighted Average                                    Weighted
    Range of              Number            Remaining                            Number              Average
    Exercise            Outstanding        Contractual       Exercise          Exercisable           Exercise
     Prices           (in thousands)          Life             Price          (in thousands)          Price
---------------       --------------       -----------      ----------        --------------        ----------
$ 0.92 - $ 1.20              3,519          2.9 years       $     0.93               3,519          $    0.93
$ 1.40 - $ 3.08                457          2.2 years       $     1.55                 457          $    1.55
$ 3.20 - $ 6.14                224          2.4 years       $     4.11                 121          $    3.48
$11.60 - $15.75              1,430          6.5 years       $    12.80                 482          $   12.69
                        ------------                                           -------------
                             5,630                          $     4.12               4,579          $    2.30
                        ============                                           =============

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 9 - EQUITY TRANSACTIONS (CONTINUED)

Changes in Outstanding Common Shares of TOC and Shares Owned by the Company
---------------------------------------------------------------------------

     The changes in the number of outstanding common shares of TOC and the changes in the number of shares and the percentage owned by the Company during 2004, 2003 and 2002 are summarized below:

                                       Common Shares     Owned by the Company
                                        Outstanding   -------------------------
                                           of TOC        Shares       Percent
                                        -----------   -----------   -----------

Balance January 1, 2002                      10,524         8,818          83.8%
                                                                    ===========
Effects of shares issued by TOC                  18            --
                                        -----------   -----------

Balance December 31, 2002                    10,542         8,818          83.6%
                                                                    ===========
Effects of shares issued by TOC                 126            --
                                        -----------   -----------

Balance December 31, 2003                    10,668         8,818          82.7%
                                                                    ===========
Effects of shares issued by TOC                  40            --
                                        -----------   -----------

Balance September 8, 2004                    10,708         8,818          82.4%
                                        ===========   ===========   ===========

     During 2002, TOC issued 18 shares at prices ranging from $1.50 to $5.00 per share to board members and employees for services performed and upon the exercise of stock options. The Company recorded gains from issuance of the shares of $47 in 2002. It also recorded an increase in minority interests as a result of such issuances of $6.

     During 2003, TOC issued 126 shares to a former director upon his election to take payment of deferred compensation in the form of stock of the Company and TOC (see Note 10). The Company did not record a gain or loss during 2003 because the price of the stock issued approximated the carrying value of the Company's investment in the subsidiary. This issuance in 2003 caused an increase in minority interest of $142.

     During 2004, TOC issued 18 shares in connection with employees exercising options under its 1997 Plan. Further, TOC issued 22 shares to directors owed for services rendered prior to 2000.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 9 - EQUITY TRANSACTIONS (CONCLUDED)

TOC's Stock Option Plan
-----------------------

     Under the 1997 Plan, TOC could grant incentive and non-qualified stock options to its employees, directors, consultants and service providers to purchase up to an aggregate of 3,000 shares of its common stock at an exercise price determined by the administrator subject to one of the following: (a) the exercise price of an incentive option could not be less than 100% of the fair market value of the common stock at the date of the grant; and (b) the exercise price of a non-qualified option could not be less than 85% of the fair market value of the common stock at the date of the grant.

     A summary of the status of TOC's 1997 Plan at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented in the table below:

                                         2004                       2003                      2002
                               -----------------------    -----------------------   ------------------------
                                             Weighted                   Weighted                   Weighted
                                 Shares      Average       Shares       Average       Shares       Average
                                or Price     Exercise     or Price      Exercise     or Price      Exercise
                                Per Share     Price       Per Share      Price       Per Share      Price
                               -----------  ----------   -----------   ----------   -----------   ----------
Options outstanding at
   beginning of year                 2,487    $   1.60         2,492     $   1.59         2,505     $  1.60
Options exercised                       18        1.83            --           --            (4)       1.50
Options cancelled                       --          --            (5)        1.50            (9)       1.50
                               -----------               -----------                -----------
Options exchanged for
   Company options
    (see Note 3)                    (2,469)   $   1.59
Options outstanding at
   end of year                          --          --         2,487     $   1.60         2,492     $  1.59
                               ===========               ===========                ===========

Option price range at
   end of year                          --               $1.50-$5.00                $1.50-$5.00

Options available for
   grant at end of year                 --                       505                        500

NOTE 10 - RELATED PARTY TRANSACTIONS

     The Company had an agreement with a director, who was also one of its officers, pursuant to which a portion of the officer's compensation, prior to 2002, had been paid in cash and the remainder was deferred. The deferred portion was payable by the Company in cash or shares of the common stock of the Company and/or TOC at a future date, at the election of the director. If payments were in the form of shares, such payments were to be based on the market value of the shares at the time the services were rendered. During 2003, the director/officer left the Company at which time he elected to receive shares as compensation. Deferred compensation under the agreement totaled $318. The Company and TOC issued 336 and 126 shares, respectively, to satisfy their obligations to the director (see Note 9). Additionally, the Company incurred $625 in severance costs, including related legal fees, in connection with his resignation.

     The Company is leasing its administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders and officers of the Company. The lease agreements currently require monthly rent payments aggregating to approximately $20. These lease agreements expire on December 31, 2005. Rent expense totaled approximately $244, $242 and $237 in 2004, 2003 and 2002, respectively.

     Interest expense on stockholder loans aggregated to $20 in 2003. All stockholder loans were paid by June 2003.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 11 - SEGMENT INFORMATION

     Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), the Company reports segment information in the same format as reviewed by the Company's Chief Operating Decision Maker (the "CODM"). The Company segregates its business activities into TOC and Membership Division.

     TOC is a separate business activity that broadcasts television programming 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel) and subscriber fees.

     Lost Dutchman's and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes magazine sales, the sale of products and services related to gold prospecting, gold expositions, expeditions and outings.

     Prior to September 30, 2003, the Company had reported segment information for the operations associated with its Trips and Outings Division (the "Trips and Outings Segment"). The sales, operating income and assets of the Trips and Outings Segment no longer meet the thresholds that require separate disclosure and the CODM no longer separately reviews such information. Accordingly, the Company discontinued reporting separate Trips and Outings Segment information in the third quarter of 2003. The Trips and Outing segment information is now included in the Membership Division information.

     Information with respect to these reportable segments for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                          Income (Loss)
                                          Before Income                                 Additions to
                                            Taxes and                    Depreciation    Property,
                                            Minority         Total           and         Plant and
                             Revenues       Interest         Assets      Amortization   Improvements
                           ------------   ------------    ------------   ------------   ------------
2004
----
TOC                        $     34,596   $      9,954    $     21,872   $        779   $      1,938
Membership Division               5,358            354           6,857            344            611
                           ------------   ------------    ------------   ------------   ------------
    Subtotal of Segments         39,954         10,308          28,729          1,123          2,549
Corporate*                           --        (53,982)         68,381            136             --
                           ------------   ------------    ------------   ------------   ------------
    Totals                 $     39,954   $    (43,674)   $     97,110   $      1,259   $      2,549
                           ============   ============    ============   ============   ============

2003
----
TOC                        $     26,835   $      9,315    $     13,855   $        558   $      1,274
Membership Division               4,853           (619)          5,993            322            650
                           ------------   ------------    ------------   ------------   ------------
    Subtotal of Segments         31,688          8,696          19,848            880          1,924
Corporate*                           --         (1,043)             --             --             --
                           ------------   ------------    ------------   ------------   ------------
    Totals                 $     31,688   $      7,653    $     19,848   $        880   $      1,924
                           ============   ============    ============   ============   ============

2002
----
TOC                        $     16,680   $      4,457    $      7,476   $        341   $        931
Membership Division               4,713            164           4,354            308            169
                           ------------   ------------    ------------   ------------   ------------
    Totals                 $     21,393   $      4,621    $     11,830   $        649   $      1,100
                           ============   ============    ============   ============   ============

     Intersegment sales amounted to $595, $473 and $385 for 2004, 2003 and 2002, respectively.

     *The Company captured corporate overhead, commencing in 2003 that is applicable to both segments, but not directly related to operations in a separate business unit, "Corporate." The expenses allocated to Corporate consisted primarily of: professional fees including public relations, accounting and legal fees; severance associated with the resignation of an officer/director in November 2003; and the cost of bonuses paid through an offset against stock subscriptions receivable.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's material financial instruments consist of its cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable, notes payable, capital lease obligations and related party receivables and payables. The carrying amounts of the Company's financial instruments generally approximated their fair values at December 31, 2004, 2003 and 2002. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments.

NOTE 13 - CONTINGENCIES

     The Company is, from time to time, involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on the Company's financial position or operating results.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company reduces credit risk by placing its temporary cash investments with major financial institutions with high credit ratings. At December 31, 2004, the Company had cash and cash equivalents balances of approximately $13,105 with major financial institutions in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

     The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers. The Company maintains an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses.

     During 2003, the Company entered into a contract to sponsor a driver in 17 professional car races to be held during 2003 and 2004. As amended, the contract calls for a total sponsorship price of $1,000 for the 17 races of which the Company had paid $250 during 2003. The remainder of the amount due was contingent on whether the Company's sponsored driver qualified for the upcoming races during 2004. All amounts under this contract were paid.

     During 2004, the Company entered into a contract to sponsor a driver in 16 professional car races to be held during 2005. As amended, the contract calls for a total sponsorship price of $1,250 for the 16 races. As additional compensation, the Company had agreed to air a number of 30 second advertisements for associate sponsors. The aggregate commitment is for $500 worth of advertising which will be based on the Company's prevailing rates at the time of the airings. The Company may, at its option, elect to renew the relationship for the 2006 and again for the 2007 seasons with certain cost escalators.

     Programming and talent commitments of the Company, estimated to aggregate approximately $6,394 as of December 31, 2004, included $5,994 for programming, and $400 for a talent contract. Such fees are payable over several years, as part of the normal course of business as follows:

           Years Ending
            December 31,                    Amount
           -------------                 -----------

               2005                      $     2,417
               2006                            2,233
               2007                            1,644
               2008                              100
                                         -----------

                  Total                  $     6,394
                                         ===========

     On February 22, 2005, the Company announced its intention to purchase a building in Temecula, California for approximately $2,600. This building is planned to house the Company's broadcast facility including its master control, uplink satellite dish and various programming personnel. Currently the Company estimates that capital expenditures to complete the build-out including updating equipment could exceed $8,000.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 14 - 401(K) SAVINGS PLAN

     The Company maintains a 401(k) Plan (the "401(k) Plan"). The Company is required to make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee. During 2004, 2003 and 2002, the Company incurred a total charge of approximately $91, $73 and $47 for employer matching contributions, respectively.

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                             Three Months Ended
                                           ------------------------------------------------------
                                             March 31      June 30     September 30   December 31
                                           -----------   -----------   ------------   -----------
2004
   Revenue                                 $     9,220   $     9,569   $    10,965    $    10,200
   Income (loss) from operations*                2,290         1,757       (49,956)         2,120
   Net income (loss)*                            1,113           844       (30,264)         1,588
   Earnings (loss) per common share:
           Basic                           $      0.08   $      0.06   $     (1.92)   $      0.09
           Diluted                         $      0.06   $      0.04   $     (1.92)   $      0.07

2003
   Revenue                                 $     7,444   $     7,181   $     8,443    $     8,620
   Income from operations                        1,856         1,361         2,577          1,833
   Net income                                      921           667         1,285            721
   Earnings per common share:
           Basic                           $      0.07   $      0.05   $      0.09    $      0.05
           Diluted                         $      0.06   $      0.05   $      0.08    $      0.03

     All per share data has been adjusted to reflect the 5 for 2 forward split of our stock effective September 15, 2004. (see Note 1)

* The exchange of vested options by Outdoor Channel Holdings for vested options of TOC resulted in a charge to net income in the consolidated statement of operations on September 8, 2004 equal to the intrinsic value of the options issued on that date and a credit for the income tax benefit. Outdoor Channel Holdings issued fully-vested options to purchase approximately 4,012 shares in exchange for fully-vested options of TOC on September 8, 2004. On that day, the market price of one share of common stock of Outdoor Channel Holdings was $14.00. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $52,233 and recognized an income tax benefit of $20,789 or a net charge of $31,444.


                                      * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2004 to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     During the fiscal quarter ended December 31, 2004, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of our executive officers and directors as of March 15, 2005. Their respective backgrounds are described below.

EXECUTIVE OFFICERS AND DIRECTORS:
---------------------------------

NAME                          AGE      POSITION
----                          ---      --------
Perry T. Massie               42       Chief Executive Officer, President,
                                       Director-Chairman of the Board, and
                                       Co-President of The Outdoor Channel, Inc.
William A. Owen               46       Chief Financial Officer and Controller
Thomas H. Massie              39       Executive Vice President, Secretary and
                                       Director-Vice Chairman of the Board
Andrew J. Dale                50       Chief Executive Officer and Co-President
                                       of The Outdoor Channel, Inc.
Thomas E. Hornish             45       General Counsel
Jerry R. Berglund             56       Director
David C. Merritt              50       Director
Ray V. Miller                 71       Director
Elizabeth J. Sanderson        51       Director
T. Bahnson Stanley            52       Director


     PERRY T. MASSIE has served as a director of Outdoor Channel Holdings, Inc. since 1984, as its Chief Executive Officer since 1986, and has served as its President and Chairman of the Board since 1994. From 1986 until 1996, he also served as the Chief Financial Officer of Outdoor Channel Holdings, Inc. Mr. Massie has served as Co-President of The Outdoor Channel, Inc. since 1998. He is the Managing Editor of the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine and is also the host of the "Prospecting America" show. Mr. Massie earned a Bachelor of Science degree in Mining Engineering from the University of Alaska, Fairbanks. Perry T. Massie is the brother of Thomas H. Massie.

     WILLIAM A. OWEN has served as the Chief Financial Officer of Outdoor Channel Holdings, Inc. since November 2003 and as its Controller since July 2004. From 1998 to 2003, he served as Chief Financial Officer of Cruttenden Partners, LLC an investment firm. In 1999, Mr. Owen also served as Chief Financial Officer and Chief Administrative Officer for E*OFFERING Corp., an on-line investment banking firm developed by Cruttenden Partners, LLC., which was sold to Wit Soundview Corporation in 2000. From 1991 to 1998, Mr. Owen served as Vice President, Corporate Finance for Cruttenden Roth Incorporated, an investment banking firm. From 1990 to 1991, he was a Managing Director for Tuerk & Associates, an investment banking firm. From 1985 to 1989 Mr. Owen was a Vice President for The Geneva Companies, a firm specializing in conducting mergers and acquisitions and business valuations. From 1982 to 1985, Mr. Owen was an Auditor for Price Waterhouse, a public accounting firm and earned his CPA certificate. He earned his Masters in Business Administration at the University of California - Irvine and his Bachelor of Arts Degree in Business and Administration from Fort Lewis College.

     THOMAS H. MASSIE has served as a director and the Secretary of Outdoor Channel Holdings, Inc. since 1984, its Executive Vice President since 1994 and as its Vice Chairman of the Board since 1999. Mr. Massie is also the host of the "Gold Fever" show. He attended the University of Alaska, Fairbanks, studying business administration. Thomas H. Massie is the brother of Perry T. Massie.

     ANDREW J. DALE has served as Chief Executive Officer and Co-President of The Outdoor Channel, Inc. since 1998. He was Chief Operating Officer of The Outdoor Channel, Inc. from 1997 to 1998. From 1994 to 1997 he was Senior Vice President Operations of The Outdoor Channel, Inc. From 1990 to 1993, he was a video and television consultant to both Outdoor Channel Holdings, Inc. and The Outdoor Channel, Inc. Mr. Dale began his television career in 1982 working at Financial News Network, or "FNN", an early cable news channel. He is currently a member of the Cable Television Association for Marketing, the Society of Motion Picture and Television Engineers, and serves on the Satellite Network Committee for the National Cable Telecommunications Association. In 2001 and 2002 he was listed as one of the top 100 most influential people in the cable industry by CableFax Magazine.

     THOMAS E. HORNISH has served as our General Counsel since December 2004. From February 2003 to December 2004, he served as "Of Counsel" with Paul, Hastings, Janofsky & Walker LLP, an international law firm. Prior to that, he was an associate attorney with Brobeck Phleger & Harrison LLP since 1996. Mr. Hornish is licensed to practice law in California and Illinois, and is also a registered patent attorney. He is a decorated veteran with more than 20 years experience in the U.S. Air Force and is currently serving as a reservist in the Air Force. Mr. Hornish earned his Juris Doctorate degree in 1995 from The Ohio State University, Order of the Coif, while also attending the University of Chicago. He also holds a Bachelor of Science degree in chemical engineering from The Ohio State University.

     JERRY R. BERGLUND has served as a director of Outdoor Channel Holdings, Inc. since September 2004 and had previously served as a director of The Outdoor Channel, Inc. since 1999. From 1988 to 1996, Mr. Berglund was the primary owner and President of Denpak, a wood product distribution and manufacturing company that he co-founded. In 1996, Denpak was purchased by a subsidiary of Wolseley PLC of Great Britain. Mr. Berglund stayed on as vice-president and consultant until September of 2000. Mr. Berglund actively serves on the Boards of Colorado Uplift and the Foundation for Urban Youth Ministries, both of which are inner city charities for youth in the Denver area. He earned a Bachelor of Science degree in Agricultural Economics from the University of California at Berkeley in 1970.

     DAVID C. MERRITT has served as a director of Outdoor Channel Holdings, Inc. since December 2003. He has served as a director of Charter Communications, Inc., a provider of cable television and other communication services, since July 2003. Mr. Merritt has been a Managing Director at Salem Partners LLC, an investment banking firm, since October 2003. From January 2001 through April 2003, Mr. Merritt served as Managing Director in the Entertainment Media Advisory Group at Gerard Klauer Mattison & Co., Inc., a company that provides advisory services to the entertainment media industries. He has also served as a director of Laser-Pacific Media Corporation from January 2001 to October 2003. He served as Chief Financial Officer of CKE Associates, Ltd., a privately held company with interests in talent management, film production, television production, music and new media from 1999 to 2000. Before joining CKE Associates in 1999, Mr. Merritt was an audit and consulting partner of KPMG LLP for 14 years. During that time, he served as national partner in charge of the media and entertainment practice. Mr. Merritt holds a B.S. degree in business and accounting from California State University -- Northridge.

     RAY V. MILLER has served as a director of Outdoor Channel Holdings, Inc. since September 2004 and had previously served as a director of The Outdoor Channel, Inc. since 1997. Mr. Miller has been Chairman of Carolina Mountain Cablevision, Inc., an independent cable television operator in North Carolina since 2002. From 1990 to present, Mr. Miller has been Chairman of Country Cablevision, Inc., an independent cable television operator in North Carolina. Mr. Miller was a director of the NCTC from 1992 to 2001 and served as Chairman of the NCTC until 2001. Mr. Miller also served as Vice Chairman of the First Western Bank from 1997 to 2001.

     ELIZABETH J. SANDERSON has served as a director of Outdoor Channel Holdings, Inc. since September 2004 and had previously served as a director of The Outdoor Channel, Inc. since 1997. Ms. Sanderson has been a practicing attorney since 1984, and has been an interviewer for the Oral History Project of the National Cable Television Center from 1997 to present. Ms. Sanderson served as a director from 1993 to 1997 of the National Cable Television Center and from 1994 to 1995 she served as Chairperson. From 1997 to 1999, Ms. Sanderson served as Chair of TRD Frameworks (formerly known as The Research Department). From 1991 to 1997, Ms. Sanderson served on the Boards of People's Communications Companies, for rural telephone, fiber-optic and cable plant construction, internet and cellular divisions, and as President of People's Broadband Communications, a cable television operating company. Ms. Sanderson earned her B.A. after attending Colorado College and the University of Freiburg, Germany. Ms. Sanderson earned law degrees from Pepperdine University and the University of British Columbia.

     T. BAHNSON STANLEY has served as a director of Outdoor Channel Holdings, Inc. since January 2004. From 1991 to 2003, Mr. Stanley served in various positions for Landmark Communications, Inc. most recently as Executive Vice President -- Strategy and Development -- The Weather Channel Companies(R). While with Landmark, he was responsible for strategy, new business development and operations of various properties such as The Travel Channel and The Weather Channel. From 1985 to 1991, Mr. Stanley held the position of Vice President -- Investment Banking with Scott & Stringfellow (now a division of BB&T Corporation). From 1980 to 1985, Mr. Stanley served in various positions within Landmark Communications, Inc. As the Director of Business Development, Cable and Broadcast, Mr. Stanley developed the strategy and tactics to convert The Weather Channel from a free service to subscriber fee based service. Mr. Stanley earned his MBA from the University of Virginia and his BA degree from Duke University.

CLASSIFIED BOARD

     Our board of directors is divided into three classes. The term of office and directors consisting of each class is as follows:


--------------------------------------------------------------------------------
CLASS       DIRECTORS                   TERM OF OFFICE
--------------------------------------------------------------------------------
Class I     Jerry R. Berglund           Expires at the annual meeting of
            Ray V. Miller               stockholders in 2005 and at each third
                                        succeeding annual meeting thereafter.
--------------------------------------------------------------------------------
Class II    David C. Merritt            Expires at the annual meeting of
            Thomas H. Massie            stockholders in 2006 and at each third
            Elizabeth J. Sanderson      succeeding annual meeting thereafter.
--------------------------------------------------------------------------------
Class III   Perry T. Massie             Expires at the annual meeting of
            T. Bahnson Stanley          stockholders in 2007 and at each third
                                        succeeding annual meeting thereafter.
--------------------------------------------------------------------------------

     The classification of directors has the effect of making it more difficult to change the composition of the board of directors.

BOARD COMMITTEES

     Our board of directors currently has a standing audit committee and a compensation committee and may from time to time establish other committees.

AUDIT COMMITTEE

     Our audit committee is directly responsible for the appointment, compensation, retention and oversight of our independent auditors and reviews our financial statements and internal controls. The current members of our audit committee are Messrs. Berglund, Stanley and Merritt, who chairs the committee. The board of directors has determined that each member of the Audit Committee is independent, as defined in Rule 4200(a)(15) of the Nasdaq Stock Market Marketplace Rules (the "Nasdaq Rules") and under Rule 10A-3 promulgated by the Securities and Exchange Commission. The board of directors has determined that Mr. Merritt is an audit committee financial expert for purposes of the rules and regulations of the Securities and Exchange Commission.

COMPENSATION COMMITTEE

     Our compensation committee is responsible for determining, either alone or with the other independent directors, or recommending to the board, the compensation and benefits of our executive officers and other key employees, administers our stock option plans and establishes and reviews general policies relating to compensation and benefits of all of our employees. The current members of the compensation committee are Messrs. Miller, Stanley and Ms. Sanderson, who chairs the committee.

COMPENSATION OF DIRECTORS

     Directors who are also employees do not receive any fees or remuneration, as such, for service on our board or any board committee.

     In fiscal year 2004, each non-employee director was entitled to receive an annual retainer of $18,000 for service on the board and the Chair of the Audit Committee received an annual retainer of $5,000 for serving in that capacity. In addition, non-employee directors of Outdoor Channel Holdings, Inc. received meeting fees of $500 for each special meeting of the board of directors and for each committee meeting attended by the director. In addition, during fiscal year 2004, Outdoor Channel Holdings, Inc. paid $9,335, $10,809 and $6,198 for the healthcare insurance premiums for Mr. Berglund, Mr. Miller and Ms. Sanderson, respectively.

     In fiscal year 2005, each non-employee director is entitled to receive an annual retainer of $24,000 for service on the board, $1,000 for each meeting of the board of directors and $500 for each Audit Committee, Compensation Committee or Non-Employee Directors meeting attended by the director. In addition, the Chair of the Audit Committee is to receive an annual retainer of $7,500 for serving in that capacity and the Chair of the Compensation Committee is to receive an annual retainer of $2,500 for serving in that capacity.

     Pursuant to our Non-Employee Directors Stock Option Plan, each non-employee director receives an option to purchase 125,000 shares of common stock when they initially join the board of directors, and each current non-employee director has received such an option.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

     o any breach of their duty of loyalty to the corporation or its stockholders;

     o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

     o unlawful payments of dividends or unlawful stock repurchases or redemptions; or

     o any transaction from which the director derived an improper personal benefit.

     Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by law, including if he or she is serving as a director, officer, employee or agent of another company at our request. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our bylaws permit such indemnification.

     We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, provide that we will indemnify our directors and executive officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of such person's services as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Except as follows, and based solely upon its review of the copies of reports furnished to the Company, or representations that no annual Form 5 reports were required, the Company believes that all filing requirements under
Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 2004, were satisfied. In connection with various transfers related to the estate planning for the Miller family, the Company is aware that Mr. Ray V. Miller had a late filing of his Form 5 for fiscal year 2004.

CODE OF CONDUCT AND ETHICS

     The board of directors has adopted a code of conduct and ethics that applies not only to the Company's principal executive officer, principal financial officer and principal accounting officer as required by the Securities and Exchange Commission, but also to all of its employees. The full text of the code is published on the Company's web site at www.outdoorchannelholdings.com in the "Corporate Governance" section. If the Company makes any amendments to, or grants any waivers of, a provision of the code of conduct and ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, the Company intends to disclose such amendment or waiver on its website. Information on the Company's website, however, does not form a part of this annual report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

     The following table sets forth compensation received for the fiscal years ended December 31, 2004, 2003 and 2002 by (i) our Chief Executive Officer, (ii) our three other most highly compensated executive officers at the end of fiscal year 2004 and whose salary and bonus exceeded $100,000 for fiscal year 2004, and
(iii) the Chief Executive Officer and Co-President of our subsidiary The Outdoor Channel, Inc., who was not deemed to be an executive officer of Outdoor Channel Holdings, Inc. until September 2004. We refer to these individuals as the Named Executive Officers.

                                                     SUMMARY COMPENSATION TABLE

                                  -------------------------------------------------------------------------------------------------
                                                                        Other Annual    Restricted      Securities       All Other
                                                                        Compensation       Stock        Underlying     Compensation
Name and Principal Position       Year     Salary ($)   Bonus ($) (1)      ($) (2)       Awards ($)     Options (#)      ($) (3)
---------------------------       ----     ----------   -------------   ------------    -----------     -----------    ------------
Perry T. Massie, CEO              2004      191,538        103,086            -              -                -            4,875
                                  2003      164,448         70,382            -              -                -            72,547
                                  2002      138,680         44,675            -           4,500(4)            -            7,113

William A. Owen, CFO              2004      171,923         41,960            -              -                -             982
   And Controller (5)             2003      28,846          21,000            -              -             500,000           -

Thomas H. Massie,                 2004      192,256         94,720            -              -                -            4,875
   Executive VP                   2003      146,058         66,240            -              -                -            76,405
                                  2002      137,000         35,570            -           4,500(4)            -            7,113

Andrew J. Dale, CEO               2004      208,731        170,160            -              -                -            6,262
   and Co- President of The       2003      178,154         62,000            -              -                -            5,345
   Outdoor Channel, Inc.          2002      132,000         48,750            -              -                -            8,773

Thomas E. Hornish                 2004       10,000(6)        --              -         1,042,500(7)       125,000           -
   General Counsel
-----------------------------------------------------------------------------------------------------------------------------------

----------
(1) Bonus amounts are disclosed in the fiscal year in which they were paid.
(2) No perquisites were paid to any Named Executive Officer during 2004, 2003 or 2002.
(3) Included in the amounts for this column for 2003 are $19,750 and $23,750 for Messrs. P. Massie and T. Massie, respectively, for service on the board of directors of The Outdoor Channel, Inc. Also included in this column for 2003 are $48,011 and $48,011 for Messrs. P. Massie and T. Massie, respectively, received by each individual as a bonus by canceling subscriptions receivable for common stock and the interest thereon. The other amounts in this column for each of the individuals represent contributions to our 401k plans.
(4) Represents the dollar value of stock awards consisting of 1,350 fully vested shares of common stock of The Outdoor Channel, Inc. as compensation for serving as a director of The Outdoor Channel, Inc.
(5) Mr. Owen was hired in October 2003 and the amounts disclosed for 2003 represent his compensation in 2003 since such date. In July 2004, Mr. Owen assumed the additional responsibilities of Controller and principal accounting officer.
(6) Mr. Hornish was hired in December 2004 and the amounts disclosed for 2004 represent his compensation since such date.
(7) Consists of 75,000 shares which vest 20% per year over five years beginning December 13, 2005; dividends paid, if any, on such shares shall be held by us and paid only upon the vesting of such shares. As of December 31, 2004, Mr. Hornish held 75,000 restricted shares of common stock and the value of such shares was $1,042,500 as determined by the closing sales price of $13.90 per share as reported on the Nasdaq National Market as of such date.

STOCK OPTIONS

The following table shows all stock option grants to the Named Executive Officers during fiscal year 2004.

                                    OPTION GRANTS IN LAST FISCAL YEAR
                                            INDIVIDUAL GRANTS
                         --------------------------------------------------------
                                                                                     POTENTIAL REALIZABLE VALUE
                                          PERCENT OF                                      AT ASSUMED ANNUAL
                                            TOTAL                                              RATES OF
                          NUMBER OF        OPTIONS                                            STOCK PRICE
                         SECURITIES       GRANTED TO      EXERCISE                         APPRECIATION FOR
                         UNDERLYING       EMPLOYEES        OR BASE                          OPTION TERM (1)
                           OPTIONS        IN FISCAL        PRICE       EXPIRATION    --------------------------
        NAME             GRANTED (#)        YEAR           ($/SH)         DATE           5% ($)       10% ($)
        ----             -----------      ----------      --------     ----------    ------------   -----------
Thomas E. Hornish          125,000          17.7           $13.90      12/13/2009       480,039      1,060,761

----------
(1) Potential realizable value is based on an assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. Such amounts are based on the assumption that the named persons hold the options for their full term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future share price growth.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth for the option exercises by the Named Executive Officers for the fiscal year ended December 31, 2004, and exercisable and unexercisable options held by them as of December 31, 2004.

     The "Value of Unexercised In-the-Money Options at Fiscal Year-End " is calculated based on the difference between the closing sales price of $13.90 per share as of December 31, 2004 as reported on the Nasdaq National Market and the exercise price for the shares underlying the option, multiplied by the number of shares issuable upon exercise of the option.

                                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                AND FISCAL YEAR-END OPTION VALUES

                                                                   Number of Securities             Value of Unexercised in-the-
                                                                  Underlying Unexercised               Money Options at Fiscal
                                                               Options at Fiscal Year-End(#)                Year-End ($)
                                                Value
                          Shares Acquired      Realized
       Name               on Exercise (#)        ($)           Exercisable     Unexercisable       Exercisable      Unexercisable
------------------        ---------------   --------------     -----------     -------------       -----------      -------------
Perry T. Massie                  -                -              487,500             -              6,326,239             -
Thomas H. Massie                 -                -              487,500             -              6,326,239             -
Andrew J. Dale                   -                -              406,250             -              5,271,866             -
Thomas E. Hornish                -                -                 -             125,000               -                 -
William A. Owen                  -                -              175,000          325,000            402,500           747,500

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     As of December 31, 2004 we did not have any employment contracts with any of our employees.

     Upon a change in control of the Company or a sale of substantially all of the Company's assets, the vesting of previously unvested options to purchase common stock and previously unvested restricted shares of common stock held by our employees and directors accelerates 100% and such options and restricted shares become fully vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to establishing the compensation committee, the board of directors as a whole made decisions relating to compensation of our executive officers. No member of the Company's compensation committee was at any time during fiscal year 2004 or at any other time an officer or employee of the Company. No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as members of the Company's board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

     We have six compensation plans approved by stockholders under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: the 1995 Stock Option Plan; The Outdoor Channel, Inc. 1997 Stock Option Plan under which we assumed the outstanding options; stock option agreements with two employees, the Non-Employee Directors Stock Option Plan and the 2004 Long-term Incentive Plan.

     The following table summarizes information about our equity compensation plans at December 31, 2004:

                                                                                                        (D)
                                                                                                     NUMBER OF
                                                                                                    SECURITIES
                                                           (B)                   (C)            REMAINING AVAILABLE
                                       (A)              NUMBER OF             WEIGHTED-         FOR FUTURE ISSUANCE
                                    NUMBER OF       SECURITIES TO BE      AVERAGE EXERCISE         UNDER EQUITY
                                    SHARES OF          ISSUED UPON            PRICE OF          COMPENSATION PLANS
                                   RESTRICTED          EXERCISE OF           OUTSTANDING            (EXCLUDING
                                  STOCK ISSUED         OUTSTANDING            OPTIONS,         SECURITIES REFLECTED
                                   (SUBJECT TO      OPTIONS, WARRANTS         WARRANTS          IN COLUMNS (A) AND
                                    VESTING)           AND RIGHTS            AND RIGHTS                (B))
                                ----------------    ----------------      ----------------        ----------------
Equity compensation plans
approved by security
holders                              75,000             5,629,875              $ 4.12               3,370,000(1)

Equity compensation plans
not approved by security
holders (2)                            --                   --                   --                       --
                                ----------------    ----------------      ----------------        ----------------
                                     75,000             5,629,875              $ 4.12               3,370,000(1)
                                ================    ================      ================        ================

(1) On December 31, 2004, 375,000 and 2,995,000 shares were available under the Non-Employee Directors Stock Option Plan and the 2004 Long-tem Incentive Plan, respectively, for future grants of stock options or sale of stock. No future grants of stock options or direct issuance of stock may be made under any of our other equity compensation plans.

(2) There are no equity compensation plans (including individual compensation arrangements) not approved by the Company's security holders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 15, 2005 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

             NAME AND ADDRESS OF BENEFICIAL                SHARES BENEFICIALLY
             OWNER OR IDENTITY OF GROUP (1)                     OWNED (2)
             ------------------------------               ----------------------
                                                           NUMBER        PERCENT
                                                           ------        -------

      Thomas H. Massie (3)............................    7,321,837       38.5%
      Perry T. Massie (4).............................    7,313,407       38.5%
      Musk Ox Investments, LP (5).....................    3,226,655       17.4%
      Elizabeth J. Sanderson (6)......................    1,305,592        6.7%
      Ray V. Miller (7)...............................    1,146,300        6.0%
      Jerry R. Berglund (8)...........................      811,674        4.3%
      Andrew J. Dale (9)..............................      485,250        2.6%
      William A. Owen (10)............................      225,000        1.2%
      David C. Merritt (11)...........................       75,000         <1%
      T. Bahnson Stanley (12).........................       75,000         <1%
      Thomas E. Hornish (13)..........................      100,000         <1%
      Richard K. Dickson II (14)......................    1,849,664        9.8%
         42950 Calle Sauza,
         Temecula, CA 92590
      All directors and executive
          officers as a group (10 persons) (15).......   15,498,125       69.7%

-----------

(1) Unless otherwise noted above, the business address of each stockholder is c/o Outdoor Channel Holdings, Inc., 43445 Business Park Dr., Suite 113, Temecula, California 92590.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2005, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

(3) Includes shares owned with Mr. Thomas Massie's wife, in trusts and control companies and 3,360,935 shares owned by entities including Musk Ox Investments LP owned jointly with Mr. Perry Massie. Mr. Thomas Massie disclaims beneficial ownership of the shares owned by Musk Ox Investments LP except to the extent of his pecuniary interest therein. Includes 487,500 shares subject to options exercisable within 60 days of March 15, 2005.

(4) Includes shares owned with Mr. Perry Massie's wife, in trusts and 3,360,935 shares owned by entities including Musk Ox Investments LP owned jointly with Mr. Thomas Massie. Mr. Perry Massie disclaims beneficial ownership of the shares owned by Musk Ox Investments LP except to the extent of his pecuniary interest therein. Includes 487,500 shares subject to options exercisable within 60 days of March 15, 2005.

(5) Musk Ox Investments, L.P. is owned equally by Messrs. Perry and Thomas Massie. Its shares are included in both of their total shares since both individuals might be considered to be the beneficial owner of such shares.

(6) Includes 49,412 shares held in various trusts and 862,500 shares subject to options exercisable within 60 days of March 15, 2005.

(7) Includes 96,250 shares owned by Mr. Miller's wife and 700,000 shares subject to options exercisable within 60 days of March 15, 2005.

(8) Includes 201,747 shares owned by Mr. Berglund's wife and children, 8,750 shares held in a trust and 375,000 shares subject to options exercisable within 60 days of March 15, 2005,

(9) Mr. Dale was not deemed to be an executive officer of Outdoor Channel Holdings Inc. until September 2004. Includes 406,250 shares subject to options exercisable within 60 days of March 15, 2005.

(10) Includes 225,000 shares subject to options exercisable within 60 days of March 15, 2005.

(11) Includes 75,000 shares subject to options exercisable within 60 days of March 15, 2005.

(12) Includes 75,000 shares subject to options exercisable within 60 days of March 15, 2005.

(13) Includes 25,000 shares subject to options exercisable within 60 days of March 15, 2005.

(14) Mr. Dickson was previously a director and officer of the Company and resigned all positions with us effective November 13, 2003. Includes 325,000 shares subject to options exercisable within 60 days of March 15, 2005.

(15) Includes our current directors' and executive officers' shares listed above, including a total of 3,718,420 shares subject to options exercisable within 60 days of March 15, 2005.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We currently have two lease agreements regarding a portion of our administrative facilities with Musk Ox Properties, LP, a stockholder of ours and which in turn is owned by Messrs. P. Massie and T. Massie. The lease agreements currently require aggregate monthly rent payments of $20,949. These lease agreements expire December 31, 2005. Our rent expense paid to Musk Ox Properties, LP totaled an aggregate of $243,523 and $242,396 for the years ended December 31, 2004 and 2003, respectively.

     As of December 31, 2002, the amount owed Wilma M. Massie, who passed away in August 2003 and was the mother of Messrs. P. Massie and T. Massie, for two notes payable aggregated to $577,950 including accrued interest. The original maturity dates of the loans from Wilma M. Massie were December 31, 2002 and April 30, 2003, respectively. The loans carried interest rates of 9.5% and 10%, respectively. On March 1, 2003, both notes payable including accrued interest were combined into one unsecured note payable with an interest rate of 8% and the maturity date of the new note was extended to September 31, 2004. This note was subsequently retired in June 2003 as consideration for the exercise of options held by Ms. Massie.

     As of December 31, 2002, the Company owed Wilma M. Massie an additional $17,140, secured by print equipment purchased in May 2001. The original amount of this loan was approximately $313,000 and interest accrued at 10%. The Company was paying this obligation at the rate of $5,000 per month, and this loan was fully paid in March 2003.

     Effective April 1999, we entered into an employment agreement with Richard
K. Dickson II who was our Chief Operating Officer at that time and is currently a beneficial owner of greater than 5% of our outstanding common stock. The agreement was for one year and pursuant to the agreement had been automatically extended for one year terms until Mr. Dickson's resignation in December 2003. At the time of Mr. Dickson's resignation, the agreement provided for a salary of $11,250 per month. Prior to 2002, a portion of the compensation was paid each month in cash and the remainder was deferred. At Mr. Dickson's election, the deferred portion was payable in cash or shares of the common stock of Outdoor Channel Holdings, Inc. and/or The Outdoor Channel, Inc. Deferred compensation under the agreement totaled $317,750 as of December 31, 2002. In December 2003, Mr. Dickson elected to take the entire deferred compensation balance in the form of shares. Outdoor Channel Holdings, Inc. and The Outdoor Channel issued 134,375 and 125,726 shares, respectively, to satisfy their obligations to Mr. Dickson. These 134,375 shares of Outdoor Channel Holdings, Inc. have subsequently been split into approximately 335,937 shares, and the 125,726 shares of The Outdoor Channel, Inc. have subsequently been exchanged for approximately 204,304 shares of Outdoor Channel Holdings, Inc. The employment agreement also provided that Mr. Dickson shall receive options to purchase 60,000 shares of common stock of Outdoor Channel Holdings, Inc. at an exercise price of $3.00 per share. These options were fully vested at the time of Mr. Dickson's resignation. Mr. Dickson exercised all of these options in January 2004. The shares of Outdoor Channel Holdings, Inc. issued upon the exercise of these options have subsequently been split into 150,000 shares. In connection with Mr. Dickson's resignation, we also agreed to pay him approximately $374,000 over time. These payments are scheduled to terminate in November 2007. In addition, in December 2003 we entered into a Registration Rights Agreement with Mr. Dickson granting him the right to register some of his shares for resale in a registration statement filed by Outdoor Channel Holdings, Inc. or on a Form S-3, subject to various terms and conditions.

     During 2003, the Company paid bonuses of $38,813 and $77,987 to Mr. Dickson and Ms. Massie, respectively, by canceling subscriptions receivable for common stock and the interest payable thereon.

     In September 2004, in connection with the acquisition of all of the outstanding shares of The Outdoor Channel, Inc. that Outdoor Channel Holdings, Inc. did not previously own, the following entities and individuals received shares of common stock, and options to purchase that number of shares of common stock, of Outdoor Channel Holdings, Inc. in exchange for the shares of common stock, and options to purchase that number of shares of common stock of The Outdoor Channel, Inc. they previously held. The exchange rate used for this conversion of the shares and options of The Outdoor Channel, Inc. for the following entities and individuals was the same exchange rate used for all other holders of shares and options of The Outdoor Channel, Inc.

                NAME OF OWNER OR ENTITY
                -----------------------
                                                     SHARES         OPTIONS
                                                     ------         -------

     Thomas H. Massie.............................     21,437       487,500
     Perry T. Massie..............................      9,595       487,500
     Musk Ox Properties, LP (1)...................      3,100            --
     Elizabeth J. Sanderson (2)...................    430,592       812,500
     Ray V. Miller................................    428,050       650,000
     Jerry R. Berglund (3)........................    336,702       325,000
     Andrew J. Dale...............................     16,250       406,250

-----------

     (1) Musk Ox Properties, LP is owned equally by Messrs. Perry and Thomas Massie.

     (2) Includes shares owned directly by Ms. Sanderson or held in various trusts and excludes 177,974 shares held in trusts related to Ms. Sanderson but for which she disclaims beneficial ownership and/or control.

     (3) Includes 156,165 shares owned directly by Mr. Berglund, 154,212 shares held by his wife and 26,325 shares held by Mr. Berglund's children.

     Our bylaws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the fullest extent permitted by the Delaware General Corporation Law. The Company is also empowered under its bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to this provision, the Company has entered into indemnity agreements with each of its directors and officers.

     In addition, the Company's certificate of incorporation provides that to the fullest extent permitted by Delaware law, the Company's directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of the Company or its stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director's duty to the Company or its stockholders when the director was aware or should have been aware of a risk of serious injury to the Company or its stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the Company or its stockholders, for improper transactions between the director and the Company and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

     All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the board of directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed the Company by J. H. Cohn LLP, the Company's independent registered public accounting firm, for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2003 and the reviews of the financial statements included in the Company's Quarterly Reports for such fiscal years were $171,000 and $92,000, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed the Company by J. H. Cohn LLP for assurance and related services that are reasonably related to the performance of the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2003 and are not reported above were $8,000 and $37,000, respectively.

TAX FEES

     The aggregate fees billed the Company by J. H. Cohn LLP for professional services rendered for tax compliance, tax advice, and tax planning to the Company's for the fiscal years ended December 31, 2004 and 2003 were $10,000 and $21,000, respectively. The nature of the services provided for these fees are for the preparation of tax returns, tax advice rendered regarding the resignation and severance agreement of a former officer/director and other tax advice for the fiscal years ended December 31, 2004 and 2003.

ALL OTHER FEES

None.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

     Our Audit Committee pre-approved all services described above in this Item 14 for fiscal year 2004, including non-audit services, and has determined that these fees and services are compatible with maintaining the independence of J.
H. Cohn LLP. The Audit Committee requires that each service provided by J. H. Cohn LLP be pre-approved by the Audit Committee.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) THE FOLLOWING DOCUMENTS ARE INCLUDED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.

Index to Financial Statements
Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(B)  EXHIBITS

Exhibit
Number         Description
------         -----------

2.1 Amended and Restated Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector's Association of America, Inc. dated as of April 20, 2004, as amended and restated as of May 12, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference)
2.2 Agreement and Plan of Merger between Outdoor Channel Holdings, Inc., a Delaware corporation, and Outdoor Channel Holdings, Inc., an Alaska corporation, dated as of September 8, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
3.1 Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
3.2 By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
4.1 Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above)
10.1 Letter of intent dated August 27, 1993, regarding the proposed acquisition of Gold Prospector's Association of America, Inc. by the Company (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).
10.2 Agreement and Plan of Reorganization dated February 13, 1995, by and between the Registrant and Gold Prospector's Association of America, Inc. (filed as Exhibit B to the Company's Form 8-K dated February 13, 1995 and incorporated herein by reference).
10.3 Confidential Severance Agreement and General Release by and among Richard K. Dickson II, Outdoor Channel Holdings, Inc, and the other parties named therein dated December 16, 2003 (filed as Exhibit 99.1 to the Company's Form 8-K dated December 16, 2003 and incorporated herein by reference).
10.4 Registration Rights Agreement by and among Outdoor Channel Holdings, Inc. and Richard K. Dickson II dated December 16, 2003 (filed as
         Exhibit 99.2 to the Company's Form 8-K dated December 16, 2003 and incorporated herein by reference).
10.5 Channel Stock Pledge Agreement between Richard K. Dickson II and Outdoor Channel Holdings, Inc. dated December 16, 2003 (filed as
         Exhibit 99.3 to the Company's Form 8-K dated December 16, 2003 and incorporated herein by reference).
10.6 Form of Indemnification Agreement between Outdoor Channel Holdings, Inc. and its directors and certain executive officers (filed as Exhibit
         10.1 to the Company's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.7 Revolving Credit Agreement and related agreements by and between the Company and U.S. Bank N.A. dated September 30, 2004 (filed as Exhibit
         10.2 to the Company's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.8 1995 Stock Option Plan (filed as Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference).
10.9 Form of Stock Option Agreement pursuant to the Company's 1995 Stock Option Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.10 The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.11 Form of Stock Option Agreement pursuant to The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.12 Non-Statutory Stock Option Plan and Agreement, dated as of November 13, 2003, by and between the Company and William A. Owen, as amended (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.13    Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit
         4.1 to the Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.14 Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan. (filed as Exhibit 10.13 to the Company's Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)
10.15 2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.16 Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company's Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.17 Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company's Form 8-K dated December 20, 2004 and incorporated herein by reference).
21.1     Subsidiaries of Registrant
23.1     Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm
24.1     Power of Attorney (see Page 80)
31.1     Certification by Chief Executive Officer
31.2     Certification by Chief Financial Officer
32.1**   Section 1350 Certification by Chief Executive Officer
32.2**   Section 1350 Certification by Chief Financial Officer

------------------
** Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OUTDOOR CHANNEL HOLDINGS, INC.

                                              By:  /s/ Perry T. Massie
                                                 --------------------------
                                              Perry T. Massie, President
                                              Dated: March 31, 2005

                                POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Perry T. Massie or William A. Owen, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof. This power of attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which taken together shall constitute one instrument.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                       DATE
          ---------                        -----                       ----

/s/ Perry T. Massie              Chief Executive Officer,         March 31, 2005
-----------------------------    President and Chairman of
Perry T. Massie                  the Board (Principal
                                 Executive Officer)

/s/ William A. Owen              Chief Financial Officer          March 31, 2005
-----------------------------    and Controller (Principal
William A. Owen                  Financial and Accounting
                                 Officer)

                                 Executive Vice President,        March 31, 2005
-----------------------------    Secretary and Vice Chairman
Thomas H. Massie                 of the Board

/s/ Jerry R. Berglund            Director                         March 31, 2005
-----------------------------
Jerry R. Berglund

/s/ David C. Merritt             Director                         March 31, 2005
-----------------------------
David C. Merritt

/s/ Ray V. Miller                Director                         March 31, 2005
-----------------------------
Ray V. Miller

/s/ Elizabeth J. Sanderson       Director                         March 31, 2005
-----------------------------
Elizabeth J. Sanderson

/s/ T. Bahnson Stanley           Director                         March 31, 2005
-----------------------------
T. Bahnson Stanley