Form 10-Q/A
period 2004-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2005-05-13
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number: 0-17287

                         OUTDOOR CHANNEL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                       33-0074499
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
               Class                               at November 12, 2004
  -----------------------------                ----------------------------
  Common Stock, $0.001 par value                        17,894,917

                                EXPLANATORY NOTE

This amendment on Form 10-Q/A reflects the restatement of the unaudited condensed consolidated financial statements of Outdoor Channel Holdings, Inc. and Subsidiaries, as discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to the unaudited condensed consolidated financial statements to reflect the effects of a decrease in the compensation expense resulting from a correction of the accounting treatment of certain of the options issued in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.

All of the information in this Form 10-Q/A is as of November 12, 2004, the filing date of the original Form 10-Q for the quarter ended September 30, 2004, and has not been updated for events subsequent to that date other than for the matter discussed above.

                                    OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                            QUARTERLY REPORT ON FORM 10-Q/A
                                        FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                                   TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
                                             PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2004 (Unaudited) (as Restated) and
            December 31, 2003........................................................................................3

          Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months
                   Ended September 30, 2004 (as restated) and 2003...................................................4

          Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Nine Months Ended
              September 30, 2004 (as restated).......................................................................5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2004 (as restated) and 2003................................................................6

          Notes to Unaudited Condensed Consolidated Financial Statements.............................................8

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....................21

          Risks and Uncertainties...................................................................................36

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk................................................44

ITEM 4.   Controls and Procedures...................................................................................44

                                               PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.........................................................................................45

ITEM 2.   Changes In Securities and Use of Proceeds.................................................................45

ITEM 3.   Defaults Upon Senior Securities...........................................................................45

ITEM 4.   Submission of Matters to a Vote of Security Holders.......................................................45

ITEM 5.   Other Information.........................................................................................46

ITEM 6.   Exhibits..................................................................................................47

SIGNATURES..........................................................................................................48

CERTIFICATIONS......................................................................................................49


                                                         * * *


                                       OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except per share data)


                                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                                             2004                2003
                                                                                        ---------------     ---------------
                                                                                          (Unaudited)
                                                                                      (Restated, Note 11)
                                                           ASSETS
                                                           ------
Current assets:
     Cash and cash equivalents                                                          $        11,681     $         7,214
     Investment in available-for-sale securities                                                    733                 550
     Accounts receivable, net of allowance for doubtful accounts of $267 and $254                 4,112               3,797
     Inventories                                                                                     83                  68
     Income tax refund receivable                                                                   198               1,143
     Current portion of deferred tax assets, net                                                    558                 525
     Other current assets                                                                           214                 671
                                                                                        ---------------     ---------------
                Total current assets                                                             17,579              13,968
                                                                                        ---------------     ---------------

Property, plant and equipment at cost, net:
     Membership division                                                                          3,547               3,253
     Outdoor Channel equipment and improvements                                                   2,483               2,032
                                                                                        ---------------     ---------------
                Property, plant and equipment, net                                                6,030               5,285
                                                                                        ---------------     ---------------
Trademark, net of accumulated amortization of $112 and $101                                         107                 118
Deferred tax assets, net                                                                         19,523                 436
Goodwill                                                                                         35,666                  --
Other intangible assets                                                                          12,545                  --
Deposits and other assets                                                                            58                  41
                                                                                        ---------------     ---------------
                Totals                                                                  $        91,508     $        19,848
                                                                                        ===============     ===============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                              $         2,500     $         1,790
     Accrued severance payments                                                                      47                 291
     Current portion of capital lease obligations                                                    28                 133
     Current portion of deferred revenue                                                             --                 409
     Customer deposits                                                                               39                  --
                                                                                        ---------------     ---------------
                Total current liabilities                                                         2,614               2,623

Accrued severance payments, net of current portion                                                   42                  66
Capital lease obligations, net of current portion                                                    13                  59
Deferred revenue, net of current portion                                                          1,172               1,225
Deferred satellite rent obligations                                                                 329                 380
                                                                                        ---------------     ---------------
                Total liabilities                                                                 4,170               4,353
                                                                                        ---------------     ---------------
Minority interest in subsidiary                                                                      --               2,302
                                                                                        ---------------     ---------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; 25,000 shares authorized; none issued                                          --                  --
     Common stock, $0.001 and $0.02 par value; 75,000 shares authorized:
          17,895 and 5,887 shares issued                                                             18                 118
     Common stock subscriptions receivable                                                           --                 (30)
     Cost of treasury stock (191 shares)                                                             --                (400)
     Additional paid-in capital                                                                 106,331               6,768
     Accumulated other comprehensive income                                                          34                  34
     Retained earnings (accumulated deficit)                                                    (19,045)              6,703
                                                                                        ----------------    ---------------
                Total stockholders' equity                                                       87,338              13,193
                                                                                        ---------------     ---------------
                Totals                                                                  $        91,508     $        19,848
                                                                                        ===============     ===============


See Notes to Unaudited Condensed Consolidated Financial Statements.


                                          OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)


                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                         -----------------------------------    -----------------------------------
                                                              2004                 2003              2004                 2003
                                                         ---------------     ---------------    ---------------     ---------------
                                                      (Restated - Note 11)                   (Restated - Note 11)
Revenues:
     Advertising                                         $         5,739     $         4,214    $        15,928     $        11,689
     Subscriber fees                                               3,450               3,005              9,830               7,830
     Membership income                                             1,776               1,224              3,995               3,549
                                                         ---------------     ---------------    ---------------     ---------------

         Total revenues                                           10,965               8,443             29,753              23,068
                                                         ---------------     ---------------    ---------------     ---------------

Expenses:
     Satellite transmission fees                                     582                 611              1,759               1,813
     Advertising and programming                                   2,243                 910              5,997               3,158
     Compensation expense from exchange of
         stock options                                            47,983                  --             47,983                  --
     Selling, general and administrative                           5,863               4,345             15,674              12,304
                                                         ---------------     ---------------    ---------------     ---------------

         Total expenses                                           56,671               5,866             71,413              17,275
                                                         ---------------     ---------------    ---------------     ---------------

Income (loss) from operations                                    (45,706)              2,577            (41,660)              5,793

Interest income, net                                                  18                   8                 51                   2
                                                         ---------------     ---------------    ---------------     ---------------
Income (loss) before income taxes and
     minority interest                                           (45,688)              2,585            (41,609)              5,795

Income tax provision (benefit)                                   (18,176)              1,028            (16,543)              2,300
                                                         ---------------     ---------------    ---------------     ---------------

Income (loss) before minority interest                           (27,512)              1,557            (25,066)              3,495

Minority interest in net income of consolidated
     subsidiary                                                      193                 272                682                 622
                                                         ---------------     ---------------    ---------------     ---------------

Net income (loss)                                        $       (27,705)    $         1,285    $       (25,748)    $         2,873
                                                         ===============     ===============    ===============     ===============

Earnings (loss) per common share:
     Basic                                               $         (1.75)    $          0.09    $         (1.69)    $          0.21
                                                         ===============     ===============    ===============     ===============
     Diluted                                             $         (1.75)    $          0.08    $         (1.69)    $          0.20
                                                         ===============     ===============    ===============     ===============

Weighted average number of common shares outstanding:
     Basic                                                        15,789              14,138             15,238              13,656
                                                         ===============     ===============    ===============     ===============
     Diluted                                                      15,789              15,191             15,238              14,581
                                                         ===============     ===============    ===============     ===============


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


                                                       Common                                 Accumulated
                                                       Stock                     Additional     Other
                              Common Stock         Subscriptions   Treasury       Paid-in    Comprehensive  Retained
                          Shares        Amount       Receivable      Stock        Capital       Income      Earnings        Total
                         ---------     ---------     ----------    ---------     ---------     ---------    ---------     ---------
Balance,
  January 1, 2004            5,887     $     118     $     (30)    $    (400)    $   6,768     $      34    $   6,703     $  13,193

Net loss                        --            --            --            --            --            --      (25,748)      (25,748)

Effect of 5 for 2
  forward split and
  change in par value        8,830          (103)           --            --           103            --           --            --

Common stock
  issued upon exercise
  of stock options             532            --            --            --         1,102            --           --         1,102

Stock subscriptions
   paid                         --            --            30            --            --            --           --            30

Stock and stock options
  exchanged for stock
  and non-employee
  stock options of
  subsidiary                 2,837             3            --            --        50,309            --           --        50,312

Effect of exchange
  of stock options
  for employee stock
  options of subsidiary         --            --            --            --        47,983            --           --        47,983

Tax benefit from
  exercise of stock
  options                       --            --            --            --           466            --           --           466

Retirement of
  treasury stock              (191)           --            --           400          (400)           --           --            --
                         ---------     ---------     ---------     ---------     ---------     ---------    ---------     ---------

Balance, September 30,
  2004, (Restated -
  Note 11)                  17,895     $      18     $      --     $      --     $ 106,331     $      34    $ (19,045)    $  87,338
                         =========     =========     =========     =========     =========     =========    =========     =========


See Notes to Unaudited Condensed Consolidated Financial Statements.


                                  OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                              ------------------------------------
                                                                                   2004                  2003
                                                                              ---------------      ---------------
                                                                           (Restated - Note 11)
Operating activities:

     Net income (loss)                                                        $       (25,748)     $         2,873

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                                   896                  605
          Provision for doubtful accounts                                                  --                  215
          Costs of services offset against subscription receivable                         --                  251
          Realized gain on sale of available-for-sale securities                          (34)                 (13)
          Minority interest in net income of consolidated subsidiary                      682                  622
          Tax benefit from exercise of stock options                                      466                   52
          Compensation expense from exchange of employee stock options                 47,983                   --
          Deferred tax benefit from exchange of stock options                         (19,097)                  --

     Cash supplied (used) by changes in operating assets and liabilities:
          Accounts receivable                                                            (315)              (1,576)
          Inventories                                                                     (16)                  --
          Other current assets                                                            168                  (40)
          Income tax refund receivable                                                    945                   --
          Deposits and other assets                                                       (17)                 151
          Accounts payable and accrued expenses                                           749                  339
          Accrued severance payments                                                     (268)                  --
          Deferred revenue                                                               (462)                 481
          Deferred satellite rent obligations                                             (51)                 (51)
                                                                              ---------------      ---------------
              Net cash provided by operating activities                                 5,881                3,909
                                                                              ---------------      ---------------

Investing activities:
     Purchases of property, plant and equipment                                        (1,631)              (1,220)
     Purchases of available-for-sale securities                                          (256)                (443)
     Proceeds from sale of available-for-sale securities                                   85                   36
     Advance to stockholder                                                                --                  (25)
     Cost related to acquisition of minority interest                                    (593)                  --
                                                                              ---------------      ---------------
              Net cash used in investing activities                                    (2,395)              (1,652)
                                                                              ---------------      ---------------

Financing activities:
     Net payments of stockholder loans                                                     --                  (15)
     Principal payments on notes payable and capital leases                              (151)                (150)
     Proceeds from exercise of stock options                                            1,102                  213
     Proceeds from common stock subscriptions receivable                                   30                   36
                                                                              ---------------      ---------------
              Net cash provided by financing activities                                   981                   84
                                                                              ---------------      ---------------

              Net increase in cash and cash equivalents                                 4,467                2,341

Cash and cash equivalents, beginning of period                                          7,214                3,248
                                                                              ---------------      ---------------

Cash and cash equivalents, end of period                                      $        11,681      $         5,589
                                                                              ===============      ===============


                                       OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)


                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                        -----------------------------------
                                                                                             2004                 2003
                                                                                        ---------------     ---------------
                                                                                     (Restated - Note 11)
Supplemental disclosure of cash flow information:

     Interest paid                                                                      $            --     $            38
                                                                                        ===============     ===============

     Income taxes paid                                                                  $         1,139     $         2,091
                                                                                        ===============     ===============

Supplemental disclosures of non-cash investing and financing activities:

     Retirement of treasury stock                                                       $           400     $            --
                                                                                        ===============     ===============

     Fair value of common stock issued to acquire minority interest in subsidiary       $        46,062     $            --
                                                                                        ===============     ===============

     Exchange of stock options for non-employee stock options of subsidiary             $         4,250     $            --
                                                                                        ===============     ===============

     Receivable from exercise of stock options offset against loans from
          stockholders                                                                  $            --     $           623
                                                                                        ===============     ===============

     Common stock issued to former officer/director for payment of deferred
          compensation                                                                  $            --     $            16
                                                                                        ===============     ===============


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

         Other business activities consist of the promotion and sale of an "Alaska trip", a gold mining expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman's which entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of mining properties.

         As described further in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement" and "Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements", this Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended September 30, 2004 to reflect the effects of a decrease in the compensation expense resulting from a correction of our accounting treatment of certain of the options we issued in connection with the acquisition of the remaining minority interest in TOC that we did not previously own. Such effects include the restatement of our results of operations for the three and nine months ended September 30, 2004. This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended September 30, 2004 to reflect a decrease in the non-cash, non-recurring charge to compensation expense from the exchange of employee stock options to $47,983, instead of $52,233 as previously reported, and corresponding changes to total expenses, income (loss) from operations, income (loss) before taxes and minority interest, income tax provision (benefit), income (loss) before minority interest, net income (loss), earnings (loss) per share, retained earnings and deferred tax asset, net. Further, consideration paid for the minority interest reflects an increase of $4,250 with a corresponding increase in goodwill. For the three months ended September 30, 2004, the income tax provision (benefit) decreased from ($19,867) to ($18,176), a decrease of $1,691. For the nine months ended September 30, 2004, the income tax provision (benefit) decreased from ($18,234) to ($16,543), a decrease of $1,691.

         Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the November 12, 2004 filing of our Quarterly Report on Form 10-Q in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

         Except for additional corrections to Note 5 to the unaudited condensed consolidated financial statements and certain other immaterial corrections, the remaining Items required by Form 10-Q are not amended hereby, but are included herewith for the convenience of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

         While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

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

         Based on the exchange ratio and the 5 for 2 forward split as explained in Note 2 and the capitalization of TOC, Outdoor Channel Holdings issued 2,836 shares of its common stock as well as options to purchase 4,012 additional shares on September 8, 2004.

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


NOTE 3 - ACQUISITION OF MINORITY INTEREST OF THE OUTDOOR CHANNEL, INC.
(CONTINUED)

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

         The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $51,195 based on the issuance at the closing of 2,836 shares of Outdoor Channel Holdings' common stock and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition plus the assumption of 325 fully-vested options held by a former employee of TOC with an intrinsic value of $4,250 plus other certain costs. Based on the analysis of the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs of $51,195 were allocated to intangible assets and are subject to amortization as follows:

                                                                       Allocation            Estimated Useful Life
                                                                       ----------            ---------------------
                                                                       (Restated)

                  Multiple system operators relationships              $    10,573                 Indefinite

                  Advertising customer relationships:

                           Short form                                        1,351                      4

                           Long form                                           621                      3
                                                                       -----------

                  Total identifiable intangible assets                      12,545

                  Goodwill                                                  35,666                 Indefinite
                                                                       -----------

                  Total intangible assets                                   48,211

                  Minority interest in subsidiary                            2,984
                                                                       -----------

                  Aggregate purchase price                             $    51,195
                                                                       ===========

         The exchange of vested employee stock options by Outdoor Channel Holdings for vested stock options held by employees of TOC resulted in a charge to net income in the consolidated statement of operations on September 8, 2004 equal to the intrinsic value of the options issued on that date and a credit for the related income tax benefit. Outdoor Channel Holdings issued fully-vested employee options to purchase 3,687 shares in exchange for fully-vested stock options held by employees of TOC on September 8, 2004. On that day, the market price of one share of common stock of Outdoor Channel Holdings was $14.00. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $47,983 and recognized an income tax benefit of $19,098 or a net charge of $28,885.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 3 - ACQUISITION OF MINORITY INTEREST OF THE OUTDOOR CHANNEL, INC.
(CONCLUDED)

         Summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of the respective three and nine month periods ended September 30, 2004, restated, and 2003, follows:

                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                            -------------------------           -------------------------
                                               2004           2003                 2004           2003
                                            ----------     ----------           ----------     ----------
                                            (Restated)                          (Restated)
         Net revenues                       $   10,965     $    8,443           $   29,753     $   23,068
         Net income                         $    1,291     $    1,475           $    3,573     $    3,249
         Earnings per common share:
                  Basic                     $     0.07     $     0.09           $     0.20     $     0.22
                  Diluted                   $     0.06     $     0.07           $     0.16     $     0.17

         The acquisition had no affect on net revenues. The pro forma net income
(loss) and the related per share amounts (i) include primarily the effects of additional amortization related to certain intangible assets recorded, the elimination of the minority interest and the additional shares issued by Outdoor Channel Holdings and (ii) exclude the non-recurring net charge of $28,885 attributable to the exchange of options.

NOTE 4 - EARNINGS (LOSS) PER SHARE

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

         The computation of diluted earnings (loss) per share takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise in the three and nine months ended September 30, 2003 of all of the outstanding stock options of Outdoor Channel Holdings and TOC, adjusted for the application of the treasury stock method, and the assumed payment in 2003 of deferred compensation that had been payable by the Company in common stock. The computation of diluted loss per share for the three and nine months ended September 30, 2004 does not take into account the outstanding stock options of Outdoor Channel Holdings because the effect of their assumed exercise would be anti-dilutive. The computation of diluted loss per share for the three and nine months ended September 30, 2004 and diluted income per share for the three and nine months ended September 30, 2003 do not take into account the increase in the net income or loss attributable to the increase in the minority interest in the net income of TOC that results from the assumed exercise of all of TOC's outstanding stock options prior to the exchange of those options for Company options on September 8, 2004 because the effects of the assumed exercise of TOC stock options were not material. The number of shares potentially issuable at September 30, 2004 and 2003 upon the exercise of the Company's stock options that were not included in the computation of net loss per share because they were antidilutive totaled 5,643 and -0- respectively.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 4 - EARNINGS (LOSS) PER SHARE (CONCLUDED)

         The following table summarizes the calculation of the weighted average common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                       --------------------------          --------------------------
                                                          2004            2003                2004            2003
                                                       ----------      ----------          ----------      ----------
                                                       (Restated)                          (Restated)
Numerators:
     Net income (loss) - basic                         $  (27,705)     $    1,285          $  (25,748)     $    2,873
                                                       ==========      ==========          ==========      ==========

Denominators:
     Weighted average common shares
               outstanding - basic                         15,789          14,138              15,238          13,656
     Dilutive effect of potentially issuable
               common shares for accrued
               deferred compensation                           --             336                  --             336
     Dilutive effect of potentially issuable
               common shares upon exercise of
               stock options of the Company as
               adjusted for the application of the
               treasury stock method                           --             717                  --             589
                                                       ----------      ----------          ----------      ----------
Diluted weighted average common shares
     outstanding                                           15,789          15,191              15,238          14,581
                                                       ==========      ==========          ==========      ==========


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

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                  ---------------------------------      ----------------------------------
                                                       2004                2003               2004                2003
                                                  --------------      -------------      --------------      --------------
                                                    (Restated)                             (Restated)
Net income (loss):
    As reported                                   $      (27,705)     $       1,285      $      (25,748)     $        2,873
    Add: Stock-based employee compensation
          expense included in reported net
          loss, net of tax effects*                       28,885                 --              28,885                  --
    Deduct: Stock-based employee compensation
          expense assuming a fair value
          based method had been used for
          all awards, net of tax effects*                   (478)               (90)             (1,390)               (270)
                                                  --------------      -------------      --------------      --------------

    Pro forma - basic                             $          702      $       1,195      $        1,747      $        2,603
                                                  ==============      =============      ==============      ==============

Basic earnings (loss) per share:
    As reported                                   $        (1.75)     $        0.09      $        (1.69)     $         0.21
    Pro forma                                     $         0.04      $        0.08      $         0.11      $         0.19
Diluted earnings (loss) per common share:
    As reported                                   $        (1.75)     $        0.08      $        (1.69)     $         0.20
    Pro forma                                     $         0.04      $        0.08      $         0.09      $         0.18

*See Note 3


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

                                                        Nine Months Ended September 30, 2004
                                                        ------------------------------------
                                                                                 Weighted
                                                                                 Average
                                                                                 Exercise
                                                            Shares                Price
                                                         ------------          ------------
Outstanding at beginning of period                             1,648           $      6.57
Options granted                                                  525                 13.84
Options granted in exchange for TOC options*                   4,012                  0.98
Options exercised                                               (532)                 1.74
Options canceled or expired                                      (10)                 5.58
                                                         ------------
Options outstanding at end of period                           5,643           $      3.70
                                                         ============

*See Note 3

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

                                                           Income (Loss)                                               Additions to
                                                           Before Income                           Depreciation         Property,
As of and for the                                            Taxes and            Total                and              Plant and
Three Months Ended                         Revenues      Minority Interest        Assets           Amortization        Improvements
------------------                         --------      -----------------        ------           ------------        ------------
     September 30, 2004, Restated
     ------------------
        TOC                              $     9,038        $     2,463         $    19,374         $       213        $       581
        Membership division                    1,927                306               4,400                  86                 84
        Corporate*                                --            (48,457)             67,734                  --                 --
                                         -----------        -----------         -----------         -----------        -----------
                 Totals                  $    10,965        $   (45,688)        $    91,508         $       299        $       665
                                         ===========        ===========         ===========         ===========        ===========

     September 30, 2003
     ------------------
        TOC                              $     7,144        $     2,695         $    12,170         $       137        $        87
        Membership division                    1,299                (17)              4,268                  65                 91
        Corporate                                 --                (93)                 --                  --                 --
                                         -----------        -----------         -----------         -----------        -----------
                 Totals                  $     8,443        $     2,585         $    16,438         $       202        $       178
                                         ===========        ===========         ===========         ===========        ===========

Nine Months Ended
-----------------
     September 30, 2004, Restated
     ------------------
        TOC                              $    25,346        $     6,931         $    19,374         $       639        $     1,081
        Membership Division                    4,407                482               4,400                 257                550
        Corporate                                 --            (49,022)             67,734                  --                 --
                                         -----------        -----------         -----------         -----------        -----------
                 Totals                  $    29,753        $   (41,609)        $    91,508         $       896        $     1,631
                                         ===========        ===========         ===========         ===========        ===========

     September 30, 2003
     ------------------
        TOC                              $    19,365        $     6,082         $    12,170         $       411        $       803
        Membership Division                    3,703                 37               4,268                 194                417
        Corporate                                 --               (324)                 --                  --                 --
                                         -----------        -----------         -----------         -----------        -----------
                 Totals                  $    23,068        $     5,795         $    16,438         $       605        $     1,220
                                         ===========        ===========         ===========         ===========        ===========

*See Note 3

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

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 10 - BANK LINE OF CREDIT

         On September 30, 2004, we entered into a revolving line of credit agreement (the "revolver") with the U.S. Bank N.A. (the "Bank") that matures in September 5, 2005. The total amount which can be drawn upon under the lines of credit is $5,000,000. The revolver provides that the interest rate shall be selected by us at the time of each advance, to be either (i) the prime rate announced by the Bank from time to time as and when such rate changes or (ii) 1.25% above the 1, 2, 3, 6, or 12 month LIBOR rate quoted by the Bank from Telerate Page 3750 or any successor thereto. The bank line of credit is collateralized by substantially all of the Company's assets. We were out of compliance with respect to a covenant requiring a minimum quarterly profitability of greater than $250,000 for the three months ended September 30, 2004. We have received a waiver of this covenant violation as the cause of the non-compliance is the non-cash, non-recurring charge, net of income tax benefit of $28,885 (see Note 3). Otherwise, we were in full compliance with the loan covenants under the revolvers as of September 30, 2004. As of September 30, 2004, we did not have any outstanding borrowings under this revolving line of credit.

NOTE 11 - RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Issuance of Stock Options to Non-Employees in Business
Combinations

         This Form 10-Q/A and the restated unaudited condensed consolidated financial statements and certain notes included herein reflect the effects of a decrease in the compensation expense in the three and nine months ended September 30, 2004 resulting from a correction of our accounting treatment of certain of the options we issued in connection with the acquisition of the remaining minority interest in TOC that we did not previously own. This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended September 30, 2004 to reflect a decrease in the non-cash, non-recurring charge to compensation expense from the exchange of employee stock options to $47,983, instead of $52,233 as previously reported, and corresponding changes to total expenses, income (loss) from operations, income (loss) before taxes and minority interest, income tax provision (benefit), income (loss) before minority interest, net income (loss), earnings (loss) per share, retained earnings and deferred tax asset, net. Further, consideration paid for the minority interest reflects an increase of $4,250 with a corresponding increase in goodwill. For the three months ended September 30, 2004, the income tax provision (benefit) decreased from ($19,867) to ($18,176), a decrease of $1,691. For the nine months ended September 30, 2004, the income tax provision (benefit) decreased from ($18,234) to ($16,543), a decrease of $1,691.

         In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Interpretation 44 Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and Emerging Issues Task Force Consensus 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (" EITF 00-23") we have corrected our accounting for stock options issued to a non-employee as a result of the options being assumed by Outdoor Channel Holdings from its subsidiary TOC in connection with the acquisition of the remaining minority interest of TOC that Outdoor Channel Holdings did not already own. As previously reported, the value of these options was treated on the same basis as employee options and was charged to "Compensation expense from exchange of stock options". Since the options were fully-vested and the holder was no longer an employee as of the date of the merger, the value of these options has now been treated as additional consideration paid by Outdoor Channel Holdings for the remaining stock of TOC and ultimately included in goodwill.

THE EFFECT ON THE UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

         As a result of the restatement, as of September 30, 2004 accumulated deficit decreased from the previously reported $21,604 to $19,045 as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Further, total stockholders' equity increased from the previously reported $84,779 to $87,338.

         As of September 30, 2004, goodwill increased from the previously reported $31,416 to $35,666 while net deferred tax assets decreased from the previously reported $21,214 to $19,523. Total assets also increased from $88,949 to $91,508.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 11 - RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE EFFECT ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         For the three months ended September 30, 2004 the net loss decreased from ($30,264) as previously reported (or $1.99 per share) to ($27,705) (or $1.75 per share) as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. For the nine months ended September 30, 2004 the net loss decreased from ($28,307) as previously reported (or $1.79 per share) to ($25,748) (or $1.69 per share).

         The impact of the restatement for the three and nine months ended September 30, 2004 is summarized as follows:

                                                               As originally
Impact Summary                                                   reported           As restated              Change
--------------                                                 -------------        ------------          ------------

As of and for the three months ended September 30, 2004
-------------------------------------------------------

Deferred tax assets, net                                       $     21,214         $     19,523          $     (1,691)
Goodwill                                                             31,416               35,666                 4,250
Total assets                                                         88,949               91,508                 2,559
Accumulated deficit                                                 (21,604)             (19,045)                2,559
Total stockholders' equity                                           84,779               87,338                 2,559

Loss from operations                                                (49,956)             (45,706)                4,250

Net loss                                                            (30,264)             (27,705)                2,559

Net loss per common share (basic and diluted)                         (1.99)               (1.75)                 0.24


Nine months ended September 30, 2004
------------------------------------

Loss from operations                                                (45,910)             (41,660)                4,250

Net loss                                                            (28,307)             (25,748)               (2,559)

Net loss per common share (basic and diluted)                  $      (1.79)        $      (1.69)         $      (0.10)

THE EFFECT ON THE CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          As a result of the restatement, as of September 30, 2004 the components of additional paid-in capital have changed. Stock and stock options exchanged for stock and non-employee stock options of subsidiary has increased from $46,059 as previously reported to $50,309, an increase of $4,250, as restated as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Further the effect of exchange of stock options for employee stock options of the subsidiary decreased from the previously reported $52,233 to $47,983, a decrease of $4,250. The income tax provision (benefit) decreased from ($18,234) to ($16,543), a decrease of $1,691. As a result, net loss decreased by $2,559. As a result, accumulated deficit decreased from ($21,604) to ($19,045), a net decrease of $2,559.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 11 - RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE EFFECT ON NOTE 3 ACQUISITION OF MINORITY INTEREST OF THE OUTDOOR CHANNEL,
INC.

       As a result of the restatement, as of September 30, 2004 the components of acquisition costs of the minority interest in TOC by Outdoor Channel Holdings was increased from $46,945 as previously reported to $51,195, an increase of $4,250. Further the allocation of the acquisition costs to goodwill increased from $31,416 as previously reported to $35,666 and total intangibles increased from $43,961 to $48,211.

The impact of the restatement as of September 30, 2004 is summarized as follows:

                                              As originally
Impact Summary                                   reported         As restated           Change
--------------                                -------------       -----------         -----------

As of September 30, 2004
------------------------

Multiple system operators relationships        $    10,573        $    10,573         $        --
Advertising customer relationships:
           Short form                                1,351              1,351                  --
           Long form                                   621                621                  --
                                               -----------        -----------         -----------
Total identifiable intangible assets                12,545             12,545                  --
Goodwill                                            31,416             35,666               4,250
                                               -----------        -----------         -----------

Total intangible assets                             43,961             48,211               4,250
Minority interest in subsidiary                      2,984              2,984                  --
                                               -----------        -----------         -----------

Aggregate purchase price                       $    46,945        $    51,195         $     4,250
                                               ===========        ===========         ===========


THE EFFECT ON NOTE 4 EARNINGS PER SHARE AND THE EFFECT ON NOTE 5 PRO FORMA EFFECTS OF STOCK OPTIONS

         For the three and nine months ended September 30, 2004 net income
(loss) - basic decreased from ($30,264) and ($28,307) , respectively, as previously reported to ($27,705) and ($25,748), respectively, as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Stock-based employee compensation expense included in reported net loss, net of tax effects decreased for both the three and nine months ended September 30, 2004 from $31,444 as previously reported to $28,885.

         Further as required by SFAS 123 and disclosed in Note 4 to the unaudited consolidated financial statements stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects, for the three months ended September 30, 2004 decreased from $32,499 as previously reported to $635. Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects, for the nine months ended September 30, 2004 decreased from $34,014 as previously reported to $1,547. The amounts originally reported approximated the fair value of the options issued by the Company at the date they were exchanged for options of TOC in connection with the acquisition of the minority interest. The adjusted amounts reflect the excess of the fair value of the options issued by the Company at the date of the exchange over the fair value of the TOC options immediately before the exchange. Such excess was immaterial.

         As a result, pro forma basic net income (loss) changed from a loss of ($31,319) and ($30,877) for the three and nine months ended September 30, 2004, respectively, as previously reported to net income of $545 and $1,590, respectively.

                                         OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (In thousands, except per share data)


NOTE 11 - RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The impact of the restatement for the three and nine months ended
September 30, 2004 is summarized as follows:

                                                                         As originally
Impact Summary                                                              reported           As restated             Change
--------------                                                           --------------       --------------       -------------

Three months ended September 30, 2004
-------------------------------------

Net loss:                                                                $      (30,264)      $      (27,705)      $       2,559
Add: Stock -based employee compensation expense included in
reported net loss, net of tax effects                                            31,444               28,885              (2,559)

Deduct: Stock -based employee compensation expense assuming a fair
value based method had been used for all awards, net of tax effects             (32,499)                (478)             32,021
                                                                         --------------       --------------       -------------

Pro forma - basic                                                        $      (31,319)      $          702       $      32,021
                                                                         ==============       ==============       =============

Basic earnings (loss) per common share

     As reported                                                         $        (1.92)      $        (1.75)      $        0.17
     Pro forma                                                           $        (1.98)      $         0.04       $        2.02

Diluted earnings (loss) per common share

     As reported                                                         $        (1.92)      $        (1.75)      $        0.17
     Pro forma                                                           $        (1.98)      $         0.04       $        2.02


Nine months ended September 30, 2004
------------------------------------

Net loss:                                                                $      (28,307)      $      (25,748)      $       2,559
Add:  Stock -based employee compensation expense included  in
reported net loss, net of tax effects                                            31,444               28,885              (2,559)

Deduct: Stock-based employee compensation expense assuming a fair
value based method had been used for all awards, net of tax effects             (34,014)              (1,390)             32,624
                                                                         --------------       --------------       -------------

Pro forma - basic                                                        $      (30,877)      $        1,747       $      32,624
                                                                         ==============       ==============       =============

Basic earnings (loss) per common share

     As reported                                                         $        (1.86)      $        (1.69)      $        0.17
     Pro forma                                                           $        (2.03)      $         0.11       $        2.14

Diluted earnings (loss) per common share

     As reported                                                         $        (1.86)      $        (1.69)      $        0.17
     Pro forma                                                           $        (2.03)      $         0.09       $        2.12

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 11 - RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

THE EFFECT ON NOTE 8 SEGMENT INFORMATION

         For the three and nine months ended September 30, 2004 loss before income taxes and minority interest attributed to our corporate unit decreased from $52,707 and $53,272 , respectively, as previously reported to $48,457 and $49,022, respectively, as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. As of September 30, 2004, total assets attributed to the Membership division increased from $69,575 to $72,134 reflecting the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary, TOC.

         The impact of the restatement as of and for the three and nine months ended September 30, 2004 is summarized as follows:

                                                               As originally
Impact Summary                                                   reported           As restated             Change
--------------                                                 -------------        ------------         ------------

As of September 30, 2004
------------------------

Total assets:
   TOC                                                         $     19,374         $     19,374         $         --
   Membership division                                               69,575               72,134                2,559
                                                               ------------         ------------         ------------

           Totals                                              $     88,949         $     91,508         $      2,559
                                                               ============         ============         ============


For the three months ended September 30, 2004
---------------------------------------------

Income (loss) before income taxes and minority interest

   TOC                                                         $      2,463         $      2,463         $         --
   Membership division                                                  306                  306                   --
   Corporate                                                        (52,707)             (48,457)               4,250
                                                               ------------         ------------         ------------

           Totals                                              $    (49,938)        $    (45,688)        $      4,250
                                                               ============         ============         ============


For the nine months ended September 30, 2004
--------------------------------------------

Income (loss) before income taxes and minority interest

   TOC                                                         $      6,931         $      6,931         $         --
   Membership division                                                  482                  482                   --
   Corporate                                                        (53,272)             (49,022)               4,250
                                                               ------------         ------------         ------------

           Totals                                              $    (45,859)        $    (41,609)        $      4,250
                                                               ============         ============         ============

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

         These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties associated with: (1) our ability to execute our business plan; (2) our ability to continue to manage our revenue and profit growth; (3) competitive factors; (4) the failure to develop or distribute popular shows on The Outdoor Channel; (5) the risk that advertising and subscriber revenues may not increase or may in fact decline; (6) the risk that the number of subscribers for The Outdoor Channel may not increase or may in fact decline; (7) the risk of primary satellite failure; (8) the anticipated launch of The Outdoor Channel 2 HD is unsuccessful; (9) the cost of producing and acquiring programming costs more than planned: and (10) other factors which are discussed below under the caption "Risks and Uncertainties." In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q/A and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934.

         All amounts in this Item 2. are in thousands except per share data.

RESTATEMENT

         This Form 10-Q/A and the restated unaudited consolidated financial statements and certain notes included herein reflect the effects of a decrease in the compensation expense in the three and nine months ended September 30, 2004 resulting from a correction of our accounting treatment of certain of the options we issued in connection with the acquisition on September 8, 2004 of the remaining minority interest in TOC that we did not previously own. Such effects include the restatement of our results of operations for the three and nine months ended September 30, 2004. This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended September 30, 2004 to reflect a decrease in the non-cash, non-recurring charge to compensation expense to $47,983, instead of $52,233 as previously reported, and corresponding changes to total expenses, income (loss) from operations, income (loss) before taxes and minority interest, income tax provision (benefit), income (loss) before minority interest, net income (loss), earnings (loss) per share, retained earnings and deferred tax asset, net. Further, consideration paid for the minority interest reflects an increase of $4,250 with corresponding increases in goodwill. For the three months ended September 30, 2004, the income tax provision (benefit) decreased from ($19,867) to ($18,176), a decrease of $1,691. For the nine months ended September 30, 2004, the income tax provision (benefit) decreased from ($18,234) to ($16,543), a decrease of $1,691.

ACCOUNTING FOR ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES IN BUSINESS
COMBINATIONS

         In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and Emerging Issues Task Force Consensus 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (" EITF 00-23"), we have corrected our accounting for stock options issued to a non-employee as a result of the options being assumed by Outdoor Channel Holdings from its subsidiary TOC in connection with the acquisition of the remaining minority interest of TOC that Outdoor Channel Holdings did not already own. As previously reported, the value of these options was treated on the same basis as employee options and was charged to "Compensation expense from exchange of stock options". Since the options were fully-vested and the holder was no longer an employee as of the date of the merger, the value of these options has now been treated as additional consideration paid by Outdoor Channel Holdings for the remaining stock of TOC and ultimately included in goodwill.

         As a result of the correction of our accounting treatment for the issuance of options to purchase shares of our common stock in connection with the acquisition of the remaining minority interest in TOC that we did not previously own, we have amended the following Items and sections of our Form 10-Q:

Item 1.  Financial Statements and Supplementary Data:
           Restated Unaudited Condensed Consolidated Balance Sheets as of
             September 30, 2004;
           Restated Unaudited Condensed Consolidated Statements of Operations
             for the three and nine months ended September 30, 2004;
           Restated Unaudited Condensed Consolidated Statements of Stockholders'
             Equity for the nine months ended September 30, 2004;
           Note 1 to Unaudited Condensed Consolidated Financial Statements; Organization and Business--DESCRIPTION OF OPERATIONS
           Note 3 to Unaudited Condensed Consolidated Financial Statements;
             Acquisition of Minority Interest of The Outdoor Channel, Inc.;
           Note 4 to Unaudited Condensed Consolidated Financial Statements;
             Earnings Per Share;
           Note 5 to Unaudited Condensed Consolidated Financial Statements;
             Pro Forma Effects of Stock Options;
           Note 8 to Unaudited Condensed Consolidated Financial Statements; Segment Information; and
           Note 11 to Unaudited Condensed Consolidated Financial Statements; Restatements of Unaudited Condensed Consolidated Financial Statements.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Item 4.  Controls and Procedures

         Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the November 12, 2004 filing of our Annual Report on Form 10-Q in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

         Except for additional corrections to Note 5 to the unaudited condensed consolidated financial statements and certain other immaterial corrections, the remaining Items required by Form 10-Q are not amended hereby, but are included herewith for the convenience of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

         While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

THE EFFECT ON THE UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

         As a result of the restatement, as of September 30, 2004 the accumulated deficit decreased from the previously reported ($21,604) to ($19,045) as restated as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Further, total stockholders' equity increased from the previously reported $84,779 to $87,338.

         As of September 30, 2004, goodwill increased from the previously reported $31,416 to $35,666 while net deferred tax assets decreased from the previously reported $21,214 to $19,523. Total assets also increased from $88,949 to $91,508.

THE EFFECT ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         For the three months ended September 30, 2004 net loss attributable to common stockholders decreased from ($30,264) as previously reported or ($1.99) per share to ($27,705) or ($1.75) per share as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. For the nine months ended September 30, 2004 net loss attributable to common stockholders decreased from ($28,307) as previously reported or ($1.79) per share to ($25,748) or ($1.69) per share.

         The impact of the restatement for the three and nine months ended September 30, 2004 is summarized as follows:

                                                               As originally
Impact Summary                                                   reported           As restated             Change
--------------                                                 -------------        ------------         ------------
                                                                      (In thousands, except for per share data)
As of and for the three months ended September 30, 2004
-------------------------------------------------------

Deferred tax assets, net                                       $     21,214         $     19,523         $     (1,691)
Goodwill                                                             31,416               35,666                4,250
Total assets                                                         88,949               91,508                2,559
Accumulated deficit                                                 (21,604)             (19,045)               2,559
Total stockholders' equity                                           84,779               87,338                2,559

Loss from operations                                                (49,956)             (45,706)               4,250

Net loss                                                            (30,264)             (27,705)               2,559

Net loss per common share (basic and diluted)                         (1.99)               (1.75)                0.24


Nine months ended September 30, 2004
------------------------------------

Loss from operations                                                (45,910)             (41,660)               4,250

Net loss                                                            (28,307)             (25,748)               2,559

Net loss per common share (basic and diluted)                  $      (1.79)        $      (1.69)        $       0.10

THE EFFECT ON THE CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         As a result of the restatement, as of September 30, 2004 the components of additional paid-in capital have changed. Stock and stock options exchanged for stock and non-employee stock options of subsidiary has increased from $46,059 as previously reported to $50,309, an increase of $4,250, as restated as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Further the effect of exchange of stock options for stock options of subsidiary decreased from the previously reported $52,233 to $47,983 a decrease of $4,250. The income tax provision (benefit) decreased from ($18,234) to ($16,543), a decrease of $1,691. As a result, net loss decreased by $2,559. As a result, accumulated deficit decreased from ($21,604) to ($19,045), a net decrease of $2,559.

THE EFFECT ON NOTE 3 ACQUISITION OF MINORITY INTEREST OF THE OUTDOOR CHANNEL,
INC.

         As a result of the restatement, as of September 30, 2004 the total of the acquisition costs of the minority interest in TOC by Outdoor Channel Holdings was increased from $46,945 as previously reported to $51,195, an increase of $4,250. Further the allocation of the acquisition costs to goodwill increased from $31,416 as previously reported to $35,666 and total intangible assets increased from $43,961 to $48,211.

         The impact of the restatement as of September 30, 2004 is summarized as follows:

                                              As originally
Impact Summary                                   reported         As restated          Change
--------------                                 -----------        -----------        -----------
                                                    (In thousands, except per share data)
As of September 30, 2004
------------------------

Multiple system operators relationships        $    10,573        $    10,573        $        --

Advertising customer relationships:

           Short form                                1,351              1,351                 --

           Long form                                   621                621                 --
                                               -----------        -----------        -----------
Total identifiable intangibles                      12,545             12,545                 --

Goodwill                                            31,416             35,666              4,250
                                               -----------        -----------        -----------

Total intangible assets                             43,961             48,211              4,250

Minority interest in subsidiary                      2,984              2,984                 --
                                               -----------        -----------        -----------

Aggregate purchase price                       $    46,945        $    51,195        $     4,250
                                               ===========        ===========        ===========


THE EFFECT ON NOTE 4 EARNINGS (LOSS) PER SHARE AND THE EFFECT ON NOTE 5 PRO FORMA EFFECTS OF STOCK OPTIONS

         For the three and nine months ended September 30, 2004 net income
(loss) decreased from ($30,264) and ($28,307), respectively, as previously reported to ($27,705) and ($25,748), respectively, as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Stock-based employee compensation expense included in reported net loss, net of tax effects decreased for both the three and nine months ended September 30, 2004 from $31,444 as previously reported to $28,885.

         Further as required by SFAS 123 and disclosed in Note 4 to the unaudited consolidated financial statements stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects, for the three months ended September 30, 2004 decreased from $32,499 as previously reported to $635. Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects, for the nine months ended September 30, 2004 decreased from $34,014 as previously reported to $1,547. The amounts originally reported approximated the fair value of the options issued by the Company at the date they were exchanged for options of TOC in connection with the acquisition of the minority interest. The adjusted amounts reflect the excess of the fair value of the options issued by the Company at the date of the exchange over the fair value of the TOC options immediately before the exchange. Such excess was immaterial.

         As a result, pro forma basic net income (loss) changed from a loss of ($31,319) and ($30,877) for the three and nine months ended September 30, 2004, respectively, as previously reported to net income of $545 and $1,591, respectively.

         The impact of the restatement for the three and nine months ended September 30, 2004 is summarized as follows:

                                                                         As originally
Impact Summary                                                              reported           As restated             Change
--------------                                                           --------------       --------------       --------------
                                                                                  (In thousands, except per share data)

Three months ended September 30, 2004
-------------------------------------

Net loss                                                                 $      (30,264)      $      (27,705)      $        2,559
Add: Stock -based employee compensation expense included in
reported net loss, net of tax effects                                            31,444               28,885               (2,559)

Deduct: Stock -based employee compensation expense assuming a fair
value based method had been used for all awards, net of tax effects             (32,499)                (478)              32,021
                                                                         --------------       --------------       --------------

Pro forma - basic                                                        $      (31,319)      $          702       $       32,021
                                                                         ==============       ==============       ==============

Basic earnings (loss) per common share

     As reported                                                         $        (1.92)      $        (1.75)      $         0.17
     Pro forma                                                           $        (1.98)      $         0.04       $         2.02

Diluted earnings (loss) per common share

     As reported                                                         $        (1.92)      $        (1.75)      $         0.17
     Pro forma                                                           $        (1.98)      $         0.04       $         2.02

Nine months ended September 30, 2004
------------------------------------

Net loss                                                                 $      (28,307)      $      (25,748)      $        2,559
Add: Stock -based employee compensation expense included in
reported net loss, net of tax effects                                            31,444               28,885               (2,559)

Deduct: Stock -based employee compensation expense assuming a fair
value based method had been used for all awards, net of tax effects             (34,014)              (1,390)              32,624
                                                                         --------------       --------------       --------------

Pro forma - basic                                                        $      (30,877)      $        1,747       $       32,624
                                                                         ==============       ==============       ==============

Basic earnings (loss) per common share
     As reported                                                         $        (1.86)      $        (1.69)      $         0.17
     Pro forma                                                           $        (2.03)      $         0.11       $         2.14

Diluted earnings (loss) per common share
     As reported                                                         $        (1.86)      $        (1.69)      $         0.17
      Pro forma                                                          $        (2.03)      $         0.09       $         2.12

THE EFFECT ON NOTE 8 SEGMENT INFORMATION

       For the three and nine months ended September 30, 2004 loss before income taxes and minority interest attributed to our corporate unit decreased from $52,707 and $53,272 , respectively, as previously reported to $48,457 and $49,022, respectively, as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. As of September 30, 2004, total assets attributed to the Membership division increased from $69,575 to $72,134 reflecting the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary, TOC.

         The impact of the restatement as of and for the three and nine months ended September 30, 2004 is summarized as follows:

                                                             As originally
Impact Summary                                                 reported         As restated            Change
--------------                                               -------------      ------------        ------------
                                                                               (In thousand)

As of September 30, 2004
------------------------

Total assets:

   TOC                                                       $     19,374       $     19,374       $         --
   Membership division                                             69,575             72,134               2,559
                                                             ------------       ------------        ------------
           Totals                                            $     88,949       $     91,508        $      2,559
                                                             ============       ============        ============


For the three months ended September 30, 2004
---------------------------------------------

Income (loss) before income taxes and minority interest

   TOC                                                       $      2,463       $      2,463        $         --
   Membership division                                                306                306                  --
   Corporate                                                      (52,707)           (48,457)              4,250
                                                             ------------       ------------        ------------

           Totals                                            $    (49,938)      $    (45,688)       $      4,250
                                                             ============       ============        ============


For the nine months ended September 30, 2004
--------------------------------------------

Income (loss) before income taxes and minority interest

   TOC                                                       $      6,931       $      6,931        $         --
   Membership division                                                482                482                  --
   Corporate                                                      (53,272)           (49,022)              4,250
                                                             ------------       ------------        ------------

           Totals                                            $    (45,859)      $    (41,609)       $      4,250
                                                             ============       ============        ============

GENERAL

         Outdoor Channel Holdings, Inc. (which we refer to as "Outdoor Channel Holdings" or the "Company"), through its indirect wholly-owned subsidiary The Outdoor Channel, Inc. ("TOC"), owns and operates The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing, shooting sports, rodeo, motor sports, gold prospecting and related life style programming. The Company also owns and operates related businesses which serve the interests of viewers of The Outdoor Channel and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospector's Association of America, LLC ("GPAA"). Lost Dutchman's is a national gold prospecting campground club with approximately 6,100 members and properties in Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 31,800 active members. GPAA is the publisher of the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine and owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to its members.

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

         The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $51,195 based on the issuance at the closing of 2,836 shares of Outdoor Channel Holdings' common stock and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition plus the assumption of 325 fully-vested options of a former employee of TOC with an intrinsic value of $4,250 plus other certain costs. Based on the analysis of the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs of $51,195 were allocated to intangible assets and are subject to amortization as follows:

                                                                Allocation            Estimated Useful Life
                                                              --------------          ---------------------
                                                                (Restated)
                                                              (In thousands)

                  MSO relationships                           $       10,573                Indefinite

                  Advertising customer relationships:
                           Short form                                  1,351                    4

                           Long form                                     621                    3
                                                              --------------
                  Total identifiable intangible assets                12,545

                  Goodwill                                            35,666                Indefinite
                                                              --------------

                  Total intangible assets                             48,211

                  Minority interest in subsidiary                      2,984
                                                              --------------

                  Aggregate purchase price                    $       51,195
                                                              ==============

         The exchange of vested employee stock options by Outdoor Channel Holdings for vested stock options held by employees of TOC resulted in a charge to net income in the consolidated statement of operations on September 8, 2004 equal to the intrinsic value of the options issued on that date net of any related income tax benefit. The employee options to purchase approximately 3,687 shares that Outdoor Channel Holdings issued in exchange for vested options of TOC on September 8, 2004 had a fair value of $14.00 per share based on the Closing price of Outdoor Channel Holdings' common stock on that day. As a result, The Company incurred a non-cash, non-recurring charge to operating expenses of $47,983 and recognized an income tax benefit of $19,098 or a net charge of $28,885.

         In some of the following period-to-period comparisons, the Company has specifically noted, and at times excluded the non-cash, non-recurring compensation expense of $47,983 incurred by the Company and the related tax benefit of $19,098 as the result of the assumption of TOC options in connection with the acquisition of the minority interest in TOC because it believes quantifying the effects of this charge provides a better understanding of the Company's results or operations. The Company's management also believes that disclosure of its results in this manner, when presented in conjunction with the corresponding GAAP measures, provides useful information to investors and others in identifying and understanding the Company's operating performance for the periods presented.

             COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                         Change            % of Total Revenue
                                                                                         ------            ------------------
                                               2004             2003             $                 %        2004        2003
                                               ----             ----           -----             -----      ----        ----
                                            (Restated)                                 (Restated)        (Restated)
                                            ----------                                 ----------        ----------

Advertising revenue                        $     5,739      $     4,214     $     1,525          36.2%       52.3%       49.9%
Subscriber fees                                  3,450            3,005             445          14.8        31.5        35.6
Membership income                                1,776            1,224             552          45.1        16.2        14.5
                                           -----------      -----------     -----------                   --------    --------
     Total revenues                             10,965            8,443           2,522          29.9       100.0       100.0
                                           -----------      -----------     -----------                   --------    --------

Satellite transmission fees                        582              611             (29)         (4.7)        5.3         7.2
Advertising and programming                      2,243              910           1,333         146.5        20.5        10.8
Compensation expense from exchange              47,983               --          47,983          NM         437.6         0.0
  of stock options
Selling, general and administrative              5,863            4,345           1,518          34.9        53.5        51.5
                                           -----------      -----------     -----------                   --------    --------
     Total expenses                             56,671            5,866          50,805         866.1       516.9        69.5
                                           -----------      -----------     -----------                   --------    --------

Income (loss) from operations                  (45,706)           2,577         (48,283)     (1,873.6)     (416.9)       30.5

Interest income (expense), net                      18                8              10         125.0         0.2         0.1
                                           -----------      -----------     -----------                   --------    --------

Income (loss) before provision for             (45,688)           2,585         (48,273)     (1,867.4)     (416.7)       30.6
  income taxes and minority interest

Income tax provision (benefit)                 (18,176)           1,028         (19,204)     (1,868.1)     (165.8)       12.2
                                           -----------      -----------     -----------                   --------    --------

Income (loss) before minority interest         (27,512)           1,557         (29,069)     (1,867.0)     (250.9)       18.4

Minority interest in net income of
  consolidated subsidiary                          193              272             (79)        (29.0)        1.8         3.2
                                           -----------      -----------     -----------                   --------    --------

Net income (loss)                          $   (27,705)     $     1,285     $   (28,990)      2,256.0%     (252.7)%      15.2%
                                           ===========      ===========     ===========                   ========    ========

NM - NOT MEANINGFUL


REVENUES

         Our revenues include revenues from: (1) advertising; (2) subscriber fees; and (3) membership income, which includes membership sales, merchandise sales and sponsored outings to prospect for gold in connection with GPAA and Lost Dutchman's. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel and from the sale of advertising space in publications such as the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine. For the three months ended September 30, 2004 and 2003, TOC generated approximately 97.4% and 97.9% of our advertising revenue, respectively. Subscriber fees are solely related to The Outdoor Channel business segment. Membership income is generated by our activities other than the operation of The Outdoor Channel.

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

         Total expenses for the three months ended September 30, 2004 were $56,671, an increase of $50,805, or 866.1%, compared to $5,866 for the three months ended September 30, 2003. As a percentage of revenues, total expenses are 516.9% and 69.5% in the three months ended September 30, 2004 and 2003, respectively. The increase in expenses was due to several factors, but is principally driven by compensation expense incurred by the issuance of options to TOC employees with an intrinsic value of $47,983 in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own.

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

         Compensation expense from exchange of employee stock options for the three months ended September 30, 2004 was $47,983 and was incurred as a result of the issuance of 3,687 options to TOC employee option holders in accordance with the terms of the acquisition of substantially all of the remaining 17.6% minority interest in TOC we did not already own. This charge is both non-cash and non-recurring.

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

         INCOME (LOSS) FROM OPERATIONS

         Income (loss) from operations for the three months ended September 30, 2004 was ($45,706), a decrease of $48,283 or 1,873.6% compared to $2,577 for the three months ended September 30, 2003. As a percentage of revenues, income
(loss) from operations was (416.9%) and 30.5% for the three months ended September 30, 2004 and 2003, respectively.

         As explained above, the non-cash, non-recurring compensation expense charge of $47,983 which resulted from the assumption of employee stock options in connection with the acquisition of the minority interest in TOC accounts for the majority of the loss from operations for the three months ended September 30, 2004. If we excluded this charge, income from operations would have been $2,277 or a decrease of $300. As a percentage of revenue this adjusted total would have been 20.8%. As we shift to a larger percentage of our programming being produced in-house and as we incur costs associated with the planned launch of a second channel, The Outdoor Channel 2 HD, our margins are likely to continue to decline until we achieve sufficient scale to allow revenue growth to out pace the cost and expense growth.

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

         INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Income (loss) before provision for income taxes and minority interest decreased significantly as a percentage of revenues to (416.7%) for the three months ended September 30, 2004 compared to 30.6% for the three months ended September 30, 2003.

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

         For the corporate business segment, loss before provision for income taxes and minority interest for the three months ended September 30, 2004 was $48,457, a decrease of $48,364 compared to a loss of $93 for the three months ended September 30, 2003. The expenses allocated to this business segment include: the non-cash, non-recurring compensation expense charge of $47,983 which resulted from the assumption of employee stock options in connection with the acquisition of the minority interest in TOC, professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers' payroll and related expenses. The increase in the expenses of corporate business segment is principally related to costs associated with GPAA acquiring substantially all of the remaining 17.6% minority interest in TOC.

         INCOME TAX PROVISION (BENEFIT)

         The provision for income taxes for the three months ended September 30, 2004 was ($18,176), a decrease of $19,204 or 1,868.1% as compared to $1,028 for the three months ended September 30, 2003. The significant decrease was principally due to the Company recognizing an income tax benefit of $19,098 arising from a non-cash, non-recurring compensation expense charge of $47,983 which resulted from the assumption of employee stock options in connection with the acquisition of the minority interest in TOC. The effective income tax rate was approximately 40.0% for both three months ended September 30, 2004 and 2003.

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

         NET INCOME (LOSS)

         For the reasons stated above, net income (loss) for the three months ended September 30, 2004 was ($27,705) a decrease of $28,990 or 2,256.0%
compared to $1,285 for the three months ended September 30, 2003. As a percentage of revenues, net income (loss) was (252.7%) and 15.2% for the three months ended September 30, 2004 and 2003, respectively. Excluding the non-cash, non-recurring charge of $47,983, net of income tax benefit of $19,098, net income for the three months ended September 30, 2004 would have been $1,180 or 10.8% of revenues.

         EARNINGS (LOSS) PER SHARE

         Earnings (loss) per common share for the three months ended September 30, 2004 was $(1.75) per basic share and diluted share compared with $0.09 per basic share and $0.08 per diluted share for the three months ended September 30, 2003. Diluted loss per share was equal to basic loss per share due to the Company's losses.

            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                         Change            % of Total Revenue
                                                                                         ------            ------------------
                                               2004             2003             $                 %        2004        2003
                                               ----             ----           -----             -----      ----        ----
                                            (Restated)                                 (Restated)        (Restated)
                                            ----------                                 ----------        ----------

Advertising revenue                        $    15,928      $    11,689      $     4,239           36.3%       53.6%       50.7%
Subscriber fees                                  9,830            7,830            2,000           25.5        33.0        33.9
Membership income                                3,995            3,549              446           12.6        13.4        15.4
                                           -----------      -----------      -----------                    --------    --------
     Total revenues                             29,753           23,068            6,685           29.0       100.0       100.0
                                           -----------      -----------      -----------                    --------    --------

Satellite transmission fees                      1,759            1,813              (54)          (3.0)        5.9         7.9
Advertising and programming                      5,997            3,158            2,839           89.9        20.1        13.7
Compensation expense from exchange
  of stock options                              47,983               --           47,983           NM         161.3         0.0
Selling, general and administrative             15,674           12,304            3,370           27.4        52.7        53.3
                                           -----------      -----------      -----------                    --------    --------
     Total expenses                             71,413           17,275           54,138          313.4       240.0        74.9
                                           -----------      -----------      -----------                    --------    --------

Income (loss) from operations                  (41,660)           5,793          (47,453)        (819.1)     (140.0)       25.1

Interest income (expense), net                      51                2               49        2,450.0         0.2         0.0
                                           -----------      -----------      -----------                    --------    --------

Income (loss) before provision for
  income taxes and minority interest           (41,609)           5,795          (47,404)        (818.0)     (139.8)       25.1

Income tax provision (benefit)                 (16,543)           2,300          (18,843)        (819.3)      (55.6)        9.9
                                           -----------      -----------      -----------                    --------    --------

Income (loss) before minority interest         (25,066)           3,495          (28,561)        (817.2)      (84.2)       15.2%

Minority interest in net income
  of consolidated subsidiary                       682              622               60            9.6         2.3         2.7%
                                           -----------      -----------      -----------                    --------    --------

Net income (loss)                          $   (25,748)     $     2,873      $   (28,621)        (996.2)%     (86.5)%      12.5%
                                           ===========      ===========      ===========                    ========    ========

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

EXPENSES

         Total expenses for the nine months ended September 30, 2004 were $71,413, an increase of $54,138, or 313.4%, compared to $17,275 for the nine months ended September 30, 2003. As a percentage of revenues, total expenses are 240.0% and 74.9% in the nine months ended September 30, 2004 and 2003, respectively. The increase in expenses was due to several factors, but is principally driven by the non-cash, non-recurring compensation expense incurred by the issuance of options to TOC employees in connection with the TOC merger with an intrinsic value of $47,983 in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own.

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

         Compensation expense from exchange employee of stock options for the nine months ended September 30, 2004 was $47,983 and was incurred as a result of the issuance of 3,687 options to TOC employee option holders in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own.

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

         INCOME (LOSS) FROM OPERATIONS

         Income (loss) from operations for the nine months ended September 30, 2004 was ($41,660), a decrease of $47,453 or 819.1% compared to $5,793 for the nine months ended September 30, 2003. As a percentage of revenues, income (loss) from operations was (140.0%) and 25.1% for the nine months ended September 30, 2004 and 2003, respectively. If the effect of the non-cash, non-recurring compensation expense of $47,983 related to the assumption of TOC employee stock options is excluded, income from operations would have been $6,323 or an increase of $530 or 9.1%. Thus income from operations as adjusted for the non-cash, non-recurring expense of $47,983 grew at a slower pace than revenue growth during the period reflecting our investment in programming. There can be no assurance that this strategy will be successful.

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

         INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Income (loss) before provision for income taxes and minority interest decreased significantly as a percentage of revenues to (139.8%) for the nine months ended September 30, 2004 compared to 25.1% for the nine months ended September 30, 2003.

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

         For the corporate business segment, loss before provision for income taxes and minority interest for the nine months ended September 30, 2004 was $49,022, a decrease of $48,698 compared to the loss of $324 for the nine months ended September 30, 2003. The expenses allocated to this business segment include: the non-cash, non-recurring compensation expense of $47,983 in the third quarter which resulted from the issuance of employee stock options in connection with the acquisition of the minority interest in TOC, professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers' payroll and related expenses. The increase in the expenses of corporate business segment is principally related to costs associated with GPAA acquiring substantially all of the remaining 17.6% minority interest in TOC, legal fees resulting from corporate restructuring including our listing on the Nasdaq National Market and various securities filings.

         INCOME TAX PROVISION (BENEFIT)

         The provision for income taxes for the nine months ended September 30, 2004 was ($16,543), a decrease of $18,843 or 819.3% as compared to $2,300 for the nine months ended September 30, 2003. The significant decrease was due to the Company recognizing an income tax benefit of $19,098 arising from a non-cash, non-recurring compensation expense charge of $47,983 which resulted from the assumption of employee stock options in connection with the acquisition of the minority interest in TOC. The effective income tax rate was approximately 40.0% for both the nine months ended September 30, 2004 and 2003, respectively.

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

         NET INCOME (LOSS)

         Net income (loss) for the nine months ended September 30, 2004 was ($25,748) a decrease of $28,621 or 996.2% compared to $2,873 for the nine months ended September 30, 2003. As a percentage of revenues, net income (loss) was (86.5%) and 12.5% for the nine months ended September 30, 2004 and 2003, respectively.

         If the non-cash, non-recurring compensation expense of $47,983 net of tax benefit of $19,098 described above is excluded, net income for the nine months ended September 30, 2004 would have been $3,138 or 10.5% of sales. The decline in the rate of net income principally reflects the decision to produce a larger percentage of programming in-house as opposed to licensing from third parties and our decision to invest in advertising.

         EARNINGS (LOSS) PER SHARE

         Earnings (loss) per common share for the nine months ended September 30, 2004 was $(1.69) per basic and diluted share compared with $0.21 per basic share or $0.20 per diluted share for the nine months ended September 30, 2003. Diluted loss per share was equal to basic loss per share due to the Company's losses.

LIQUIDITY AND CAPITAL RESOURCES

         We generated cash from operations of $5,881 in the nine months ended September 30, 2004, compared to $3,909 in the nine months ended September 30, 2003 and had a cash and cash equivalents balance of $11,681 at September 30, 2004, which was an increase of $4,467 from the balance of $7,214 at December 31, 2003. Current assets increased to $17,579 at September 30, 2004 compared to $13,968 at December 31, 2003. Current liabilities decreased to $2,614 at September 30, 2004 compared to $2,623 at December 31, 2003. Net working capital increased to $14,965 at September 30, 2004, compared to $11,345 at December 31, 2003. Total liabilities decreased to $4,170 at September 30, 2004 compared to $4,353 at December 31, 2003.

         We generated a loss from operations in the three and nine months ended September 30, 2004 of $45,706 and $41,660 respectively. These losses were principally a result of the non-cash, non-recurring charge to operating expenses of $47,983. After excluding this charge, income from operations for the three months ended September 30, 2004 would have been $2,277 compared to an income from operations of $2,577 for the three months ended September 30, 2003 and income from operations for the nine months ended September 30, 2004 was $6,323 compared to an income from operations of $5,793 for the nine months ended September 30, 2003. From 2000 through the present, the Company has financed its activities primarily from cash flows from operations. During the quarter ended September 30, 2004, the Company entered into a new credit facility providing for a revolving line of credit of up to $5,000 of available borrowings. The borrowings under the credit facility are secured by accounts receivable, instruments, documents, chattel paper, general intangibles, contract rights, investment property, certificates of deposit, deposit accounts, letter of credit rights, inventory, and equipment. The credit facility matures on September 5, 2005 and contains customary financial and other covenants and restrictions including a change of control provision. As of September 30, 2004, the Company did not have any amounts outstanding under the credit facility. We did not have any significant capital commitments as of September 30, 2004. The capital improvements we made in the nine months ended September 30, 2004, which included purchasing high definition camera equipment for TOC, were funded with cash from operations.

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

         In October 2004 the Company received notice from a former TOC shareholder that the shareholder was exercising dissenters' rights with respect to 143,660 previously outstanding TOC common shares. The dissenter submitted a written demand that TOC repurchase the dissenter's shares at a price of $28.27 per share. As of the date of this filing, TOC has not agreed to the dissenter's asking price and the Company and TOC have been negotiating with the dissenting shareholder over the dissenter's demand. TOC and the Company currently anticipate that the negotiations could be protracted unless the dissenter withdraws his demand. If TOC denies that such shares qualify as "dissenting shares" or if TOC and the dissenter are unable to agree on a price for the shares or other arrangements, either the dissenter or TOC may commence legal action within six months from September 17, 2004 to determine whether or not such shares are dissenting shares or to resolve the issue as to the fair market value of the dissenting shares as of the day before the first announcement of the terms of the proposed merger involving TOC. If TOC is required to repurchase the shares of the dissenter, the Company believes that TOC has sufficient cash on hand and available borrowings to pay such amounts without adversely impacting currently anticipated operations, working capital requirements or capital expenditures. For accounting purposes, the TOC shares held by the dissenter are deemed to still be outstanding. However, the related minority interest as of September 30, 2004 was not material. Any payments made to the dissenter will be recorded as additional goodwill.

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

         WE MAY NOT BE ABLE TO EFFECTIVELY EXECUTE OUR BUSINESS STRATEGY, AND AS A RESULT OUR REVENUES AND OUR PROFITABILITY MAY NOT INCREASE OR IMPROVE.

         Our strategy includes (1) expanding marketing efforts in an attempt to grow our subscriber base, (2) the launch of The Outdoor Channel 2 HD including negotiating and securing carriage agreements for this new channel, (3) pursuing national advertising accounts, (4) increasing production and licensing of high quality programming, (5) building a library of high-definition programming to support TOC 2 HD and possible distribution through other outlets, and (6) seeking new membership in our club organizations - GPAA and Lost Dutchman's. This strategy requires that we successfully manage our business and operations and there can be no assurances that we will be able to successfully implement our business strategy or that our efforts will result in increased revenues or improved profitability. If we are not able to increase our revenue or improve profitability, our results of operations could be adversely affected.

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the Company's system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

         The Company has amended its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 to reflect the restatements of the Company's consolidated financial statements included in such reports. In connection with this amended Form 10-Q, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. In making this evaluation, it considered matters relating to the restatement of its consolidated financial statements. The errors giving rise to the restatements relate to the failure to recognize in the quarter ended September 30, 2004 that, at the time of the consummation of the acquisition of the remaining minority interest in The Outdoor Channel, Inc. that Outdoor Channel Holdings, Inc. did not previously own, accounting treatment of fully-vested options held by a former employee of The Outdoor Channel, Inc. would be different than accounting treatment of fully-vested options of employees. The intrinsic value of the options issued by the Company to this former employee was improperly accounted for as a non-cash, non-recurring charge to compensation expense, but should have instead been accounted for as part of the purchase price of such acquisition. More specifically, the Company believes that the presence of these accounting errors constitutes a material weakness in internal controls and the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2004 due to this material weakness in the Company's internal control over financial reporting of complex, non-standard transactions.

         To address the Company's material weakness relating to the accounting and disclosure for complex and non-standard transactions such as the acquisition of the remaining minority interest in The Outdoor Channel, Inc., the Company has engaged additional resources to advise the Company's management on the financial reporting and accounting treatment of complex transactions.

         In connection with this amended Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as currently in effect, including the remedial actions described above. As a result of the remedial actions implemented by the Company, the Company has concluded that, as of this date, the Company's disclosure controls and procedures are effective.

         During the fiscal quarter ended September 30, 2004, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to September 30, 2004, the Company took the remedial actions described above.

         In connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company has been documenting, and expects to soon begin testing, its systems of internal controls for financial reporting in order to provide the basis for evaluation and report on these systems as of the end of its 2005 fiscal year.

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

         The following individuals were elected as directors and received the number of votes indicated below:

              ------------------------- ------------------- --------------------
              NAME OF NOMINEE           VOTES FOR           VOTES WITHHELD
              ------------------------- ------------------- --------------------
              Perry T. Massie           5,041,883           534,006
              ------------------------- ------------------- --------------------
              Thomas H. Massie          5,033,233           542,656
              ------------------------- ------------------- --------------------
              David C. Merritt          5,051,341           524,548
              ------------------------- ------------------- --------------------
              Thomas B. Stanley         5,051,399           524,490
              ------------------------- ------------------- --------------------

         The proposal to ratify and approve a stock option grant to William A.
         Owen was approved as follows:

               --------------------- --------------------- ------------------- -------------------
               VOTES FOR             VOTES AGAINST         ABSTENTIONS         NOT VOTED
               --------------------- --------------------- ------------------- -------------------
               4,519,718             552,606               3,252               500,313
               --------------------- --------------------- ------------------- -------------------

         The proposal to ratify and approve a stock option grant to Eugene A.
         Brookhart was approved as follows:

              --------------------- --------------------- ------------------- -------------------
              VOTES FOR             VOTES AGAINST         ABSTENTIONS         NOT VOTED
              --------------------- --------------------- ------------------- -------------------
              5,058,174             14,000                3,402               500,313
              --------------------- --------------------- ------------------- -------------------

         The proposal to ratify and approve the Company's Non-Employee Directors
         Stock Option Plan was approved as follows:

              --------------------- --------------------- ------------------- -------------------
              VOTES FOR             VOTES AGAINST         ABSTENTIONS         NOT VOTED
              --------------------- --------------------- ------------------- -------------------
              4,515,127             558,607               1,842               500,313
              --------------------- --------------------- ------------------- -------------------

         The proposal to ratify and approve the Company's 2004 Long-Term
         Incentive Plan was approved as follows:

              --------------------- --------------------- ------------------- -------------------
              VOTES FOR             VOTES AGAINST         ABSTENTIONS         NOT VOTED
              --------------------- --------------------- ------------------- -------------------
              4,509,926             563,564               2,086               500,313
              --------------------- --------------------- ------------------- -------------------





         The proposal to approve the issuance of shares of the Company's common stock and the assumption of options of TOC as contemplated in the Agreement and Plan of Merger dated May 12,2004 among the Company, Gold
         Prospector's Association of America, Inc. and TOC was approved as follows:

              --------------------- --------------------- ------------------- -------------------
              VOTES FOR             VOTES AGAINST         ABSTENTIONS         NOT VOTED
              --------------------- --------------------- ------------------- -------------------
              4,521,285             551,414               2,877               500,313
              --------------------- --------------------- ------------------- -------------------

         The proposal to approve the reincorporation of the Company from Alaska to Delaware was approved as follows:

              --------------------- --------------------- ------------------- -------------------
              VOTES FOR             VOTES AGAINST         ABSTENTIONS         NOT VOTED
              --------------------- --------------------- ------------------- -------------------
              5,040,072             32,048                3,456               500,313
              --------------------- --------------------- ------------------- -------------------

         In connection with the reincorporation into Delaware, the proposal to classify the Board of Directors was approved as follows:

              --------------------- --------------------- ------------------- -------------------
              VOTES FOR             VOTES AGAINST         ABSTENTIONS         NOT VOTED
              --------------------- --------------------- ------------------- -------------------
              4,535,470             536,800               3,306               500,313
              --------------------- --------------------- ------------------- -------------------

         In connection with the reincorporation into Delaware, the proposal to include certain provisions in the Company's certificate of incorporation and bylaws which provide that only the Board of Directors may call special meetings of stockholders was approved as follows:

              --------------------- --------------------- ------------------- -------------------
              VOTES FOR             VOTES AGAINST         ABSTENTIONS         NOT VOTED
              --------------------- --------------------- ------------------- -------------------
              4,503,514             568,846               3,216               500,313
              --------------------- --------------------- ------------------- -------------------

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

ITEM 6.  EXHIBITS

(a) Exhibits:

Exhibit Number    Description

2.1               Amended and Restated Agreement and Plan of Merger among The
                  Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold
                  Prospector's Association of America, Inc. dated as of April
                  20, 2004, as amended and restated as of May 12, 2004 (filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference)
2.2               Agreement and Plan of Merger between Outdoor Channel Holdings,
                  Inc., a Delaware corporation, and Outdoor Channel Holdings,
                  Inc., an Alaska corporation, dated as of September 8, 2004
                  (filed as Exhibit 2.1 to the Company's Current Report on Form
                  8-K filed on September 20, 2004 and incorporated herein by reference)
3.1               Certificate of Incorporation of Outdoor Channel Holdings, Inc,
                  a Delaware corporation (filed as Exhibit 3.1 to the Company's
                  Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
3.2               By-Laws of Outdoor Channel Holdings, Inc., a Delaware
                  corporation (filed as Exhibit 3.2 to the Company's Current
                  Report on Form 8-K filed on September 20, 2004 and
                  incorporated herein by reference)
10.1              Form of Indemnification Agreement between Outdoor Channel
                  Holdings, Inc. and its directors and certain executive
                  officers (filed as Exhibit 10.1 to the Company's Form 10-Q that was filed on November 12, 2004 and incorporated herein by reference)
10.2              Revolving Credit Agreement and related agreements by and
                  between the Company and U.S. Bank N.A. dated September 30,
                  2004 (filed as Exhibit 10.2 to the Company's Form 10-Q that was filed on November 12, 2004 and incorporated herein by
                  reference)
10.3              The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12,
                  2004 and incorporated herein by reference)
10.4              Form of Stock Option Agreement pursuant to The Outdoor
                  Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and
                  incorporated herein by reference)
10.5              Non-Statutory Stock Option Plan and Agreement, dated as of
                  November 13, 2003, by and between the Company and William A.
                  Owen, as amended (filed as Exhibit 4.1 to the Company's
                  Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference)
10.6              Non-Statutory Stock Option Plan and Agreement, dated as of
                  June 10, 2004, by and between the Company and Eugene Brookhart
                  (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference)
10.7              2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the
                  Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12,
                  2004 and incorporated herein by reference)
10.8              Non-Employee Directors Stock Option Plan, as amended (filed as
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by
                  reference)
31.1              Certification by Chief Executive Officer
31.2              Certification by Chief Financial Officer
32.1*             Section 1350 Certification by Chief Executive Officer
32.2*             Section 1350 Certification by Chief Financial Officer
-------------

* Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q/A and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OUTDOOR CHANNEL HOLDINGS, INC.

                                    /s/ William A. Owen
                                    -------------------------------------------
                                    WILLIAM A. OWEN
                                    Authorized Officer, Chief Financial Officer
                                    and Chief Accounting Officer
                                    Date: May 12, 2005