Form 10-K/A
period 2004-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2005-05-13
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004 was $66.7 million computed by reference to the average of the bid and asked price as quoted on the NASD's Over the Counter Bulletin Board.

     On March 15, 2005, the number of shares outstanding of the registrant's common stock was 18,518,739.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                EXPLANATORY NOTE

This amendment on Form 10-K/A reflects the restatement of the consolidated financial statements of Outdoor Channel Holdings, Inc. and Subsidiaries, as discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to the consolidated financial statements to reflect the effects of a decrease in the compensation expense resulting from a correction of the accounting treatment of certain of the options issued in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.

All of the information in this Form 10-K/A is as of March 31, 2005, the filing date of the original Form 10-K for the year ended December 31, 2004, and has not been updated for events subsequent to that date other than for the matter discussed above.

                                     PART I

ITEM 1.  BUSINESS.

     As used in this annual report on Form 10-K/A, the terms "we," "us," "our" and the "Company" refer to Outdoor Channel Holdings, Inc. and its subsidiaries as a combined entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of its subsidiaries.

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

      These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties which are discussed below in Item 7 of this annual report on Form 10-K/A under the caption "Risks and Uncertainties" and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K/A and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

      As described further in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement" and "Note 16 of the Notes to the Consolidated Financial Statements", this Form 10-K/A amends our previously filed Form 10-K for the year ended December 31, 2004 to reflect the effects of a decrease in the compensation expense resulting from a correction of our accounting treatment of certain of the options we issued in connection with the acquisition on September 8, 2004 of the remaining minority interest in The Outdoor Channel, Inc. ("TOC") that we did not previously own. This Form 10-K/A amends our previously filed Form 10-K for the year ended December 31, 2004 to reflect a decrease in the non-cash, non-recurring charge to compensation expense from the exchange of employee stock options to $47,983,000 instead of $52,233,000 as previously reported, and corresponding changes to total expenses, income (loss) from operations, income (loss) before taxes and minority interest, income tax provision (benefit), income (loss) before minority interest, net income (loss), earnings (loss) per share, retained earnings and deferred tax asset, net. Further, consideration paid for the minority interest reflects an increase of $4,250,000 with corresponding increase in goodwill. The income tax provision (benefit) decreased from $17,637,000 to $15,946,000, a decrease of $1,691,000. In addition, corresponding changes have been made to the unaudited quarterly financial information for the three months ended September 30, 2004 presented in Note 15 to the consolidated financial statements.

      Except as otherwise expressly noted herein, this Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of our Annual Report on Form 10-K in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

      Except for additional corrections to Note 2 to the consolidated financial Statements and certain other immaterial corrections, the remaining Items required by Form 10-K are not amended hereby, but are included herewith for ease of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

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

      o     EXPAND THE MEMBERSHIP IN OUR CLUB ORGANIZATIONS - GPAA AND LOST
            DUTCHMAN'S

      We originally founded The Outdoor Channel in an attempt to more effectively market our club organizations, the theme of which is the search for small gold deposits and other treasure. We intend to attempt to increase the membership base of GPAA and Lost Dutchman's principally by marketing to viewers of The Outdoor Channel and by producing programs that that are specifically directed towards their prospecting interests. We will present to such viewers the benefits of membership in GPAA and Lost Dutchman's while promoting subscriptions to "Gold Prospector & Treasure Hunters in the Great Outdoors" magazine. In addition, we promote and market these two club organizations through direct mail campaigns and our promotion and sponsorship throughout the country of expositions dedicated to gold prospecting, treasure hunting and related interests. We also offer introductory outings at our campsites in an effort to increase membership sales in our national gold prospecting campground club and to increase the number of participants attending our unique expeditions held near Nome, Alaska and in the Motherlode area of California.

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

PROGRAMMING

      The Outdoor Channel's programming emphasizes traditional outdoor activities such as hunting, fishing and shooting sports, as well as off road motor sports and other related lifestyle programming. Some examples of our programs are:

-------------------------------------------------------------------------------------------------------
HUNTING/SHOOTING                  FISHING                          SPECIAL INTEREST
-------------------------------------------------------------------------------------------------------
Ted Nugent Spirit of the Wild     Randy Jones Strike Zone*         Four Wheeler TV
-------------------------------------------------------------------------------------------------------
Jim Zumbo Outdoors*               World Class Sportfishing*        World of Outlaws Sprint Car Racing*
-------------------------------------------------------------------------------------------------------
Guns and Ammo TV                  Mark Sosin's Saltwater Journal   Monsters of Destruction*
-------------------------------------------------------------------------------------------------------

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

      Lost Dutchman's is a national gold prospecting campground club with approximately 6,700 members and properties in Arizona, California, Colorado, Georgia, Michigan, , North Carolina, Oregon and South Carolina. Lost Dutchman's members currently pay a membership fee ranging between $3,500 and $3,750 and an annual maintenance fee of $120. Members are entitled to use any of the campgrounds we own or have rights to use and are entitled to keep all gold found while prospecting on any of these properties.

      We also offer unique expeditions where participants enjoy gold prospecting and other outdoor activities. The expeditions include annual expeditions to the heart of the historic Motherlode area in central California and to our 2,300-acre camp on the Cripple River adjacent to the Bering Sea near Nome, Alaska. Participants pay on a per-expedition basis.

FINANCIAL INFORMATION ABOUT SEGMENTS

      Financial information related to the Company's operating segments is included in Note 11 to the consolidated financial statements included in this annual report on Form 10-K/A, which note is incorporated by reference herein. The Outdoor Channel, or TOC, segment has provided greater than 15% of our consolidated revenue during each of the last three fiscal years.

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

      We also own the following properties that we use for camping and gold prospecting in connection with our membership division segment:

-----------------------------------------------------------------------------
DESIGNATION OF PROPERTY     APPROXIMATE NUMBER OF ACRES        LOCATION
-----------------------------------------------------------------------------
Cripple River                          2,300                    Alaska
-----------------------------------------------------------------------------
Loud Mine                                38                    Georgia
-----------------------------------------------------------------------------
Stanton Property                         35                    Arizona
-----------------------------------------------------------------------------
Burnt River                             135                     Oregon
-----------------------------------------------------------------------------
Vein Mountain Camp                      130                 North Carolina
-----------------------------------------------------------------------------
Junction Bar Place                       26                   California
-----------------------------------------------------------------------------
Oconee Camp                             120                 South Carolina
-----------------------------------------------------------------------------
Leadville Property                       60                    Colorado
-----------------------------------------------------------------------------
Omilak Silver Mine                       40                     Alaska
-----------------------------------------------------------------------------
Athens Property                          70                    Michigan
-----------------------------------------------------------------------------
Blue Bucket                             119                     Oregon
-----------------------------------------------------------------------------

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

                                                                 Bid
                                                         ------------------
                                                          High        Low
                                                         ------      ------
      2003    First Quarter                                4.08       3.30
              Second Quarter                               7.40       4.00
              Third Quarter                               13.00       7.20
              Fourth Quarter                              12.60      11.20

      2004    First Quarter                               15.84      11.96
              Second Quarter                              17.20      13.60
              Third Quarter to September 14, 2004         19.50      13.92

                                                            Closing Price
                                                         ------------------
                                                          High        Low
                                                         ------      ------
              September 15, 2004 to December 31, 2004     16.00      12.50

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

                                                               Year Ended December 31,
                                              -----------------------------------------------------------
                                                 2004
                                              (Restated)     2003        2002         2001        2000
                                              ---------    ---------   ---------    ---------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues:
    Advertising                               $  21,817    $  16,396   $  10,969    $   8,645   $   6,849
    Subscriber fees                              13,391       10,836       6,071        3,874       2,826
      Membership income                           4,746        4,456       4,353        4,715       4,208
                                              ---------    ---------   ---------    ---------   ---------
        Total revenues                           39,954       31,688      21,393       17,234      13,883
                                              ---------    ---------   ---------    ---------   ---------
Expenses:
    Satellite transmission fees                   2,351        2,423       2,359        2,238       2,161
    Advertising and programming                   8,117        4,884       3,854        2,482       1,765
    Compensation expense from exchange
        of  stock options                        47,983           --          --           --          --
    Selling, general and  administrative         21,042       16,754      10,604       10,830       7,714
                                              ---------    ---------   ---------    ---------   ---------
        Total expenses                           79,493       24,061      16,817       15,550      11,640
Income (loss) from operations                   (39,539)       7,627       4,576        1,684       2,243
Gain on sale or issuance of common stock
    of subsidiary                                    --           --          46           --         107
Gain on sale of marketable securities                34           13          --           --          --
Interest income (expense), net                       81           13          (1)          26        (103)
                                              ---------    ---------   ---------    ---------   ---------
Income (loss) before income taxes and
    minority interest                           (39,424)       7,653       4,621        1,710       2,247
Income tax provision (benefit)                  (15,946)       3,162       1,882          718         (85)
                                              ---------    ---------   ---------    ---------   ---------
Income (loss) before minority interest          (23,478)       4,491       2,739          992       2,332
Minority interest in net income of
   consolidated subsidiary                          682          897         444          181         224
                                              ---------    ---------   ---------    ---------   ---------
Net income (loss)                             $ (24,160)   $   3,594   $   2,295    $     811   $   2,108
Preferred stock dividends                            --           --         (90)          --          --
                                              ---------    ---------   ---------    ---------   ---------
Net income (loss) applicable to common
    stock                                     $ (24,160)   $   3,594   $   2,205    $     811   $   2,108
                                              =========    =========   =========    =========   =========
Earnings (loss) per common share:
    Basic                                     $   (1.51)   $    0.26   $    0.17    $    0.06   $    0.16
                                              =========    =========   =========    =========   =========
    Diluted                                   $   (1.51)   $    0.19   $    0.15    $    0.06   $    0.15
                                              =========    =========   =========    =========   =========
Weighted average number of common
   shares outstanding:
    Basic                                        15,998       13,824      13,220       13,071      13,154
                                              =========    =========   =========    =========   =========
    Diluted                                      15,998       14,768      14,627       14,597      13,828
                                              =========    =========   =========    =========   =========

                                                                  AS of December 31,
                                               ---------------------------------------------------------
                                                  2004
                                               (Restated)     2003        2002        2001        2000
                                               ---------   ---------   ---------   ---------   ---------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                      $  13,105   $   7,214   $   3,248   $   2,574   $   1,844
Goodwill                                          43,668          --          --          --          --
Total assets                                      99,669      19,848      11,830       9,214       8,899
Total liabilities                                  6,187       4,353       4,405       4,387       5,051
Minority interest in subsidiary                       --       2,302       1,263         812         631
Stockholders' equity                           $  93,482   $  13,193   $   6,162   $   4,015   $   3,217
                                               ---------   ---------   ---------   ---------   ---------

      As described further in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement," and "Note 16 of the Notes to the Consolidated Financial Statements", this Form 10-K/A amends our previously filed Form 10-K for the year ended December 31, 2004 to reflect the effects of a decrease in the compensation expense resulting from a correction of our accounting treatment of certain of the options we issued in connection with the acquisition on September 8, 2004 of the remaining minority interest in The Outdoor Channel, Inc. that we did not previously own. This Form 10-K/A amends our previously filed Form 10-K for the year ended December 31, 2004 to reflect a decrease in the non-cash, non-recurring charge to compensation expense from the exchange of employee stock options to $47,983,000 instead of $52,233,000 as previously reported, and corresponding changes to total expenses, income (loss) from operations, income (loss) before taxes and minority interest, income tax provision (benefit), income (loss) before minority interest, net income (loss), earnings (loss) per share, retained earnings and deferred tax asset, net. Further, consideration paid for the minority interest reflects an increase of $4,250,000 with a corresponding increase in goodwill. The income tax provision (benefit) decreased from $17,637,000 to $15,946,000, a decrease of $1,691,000.
In addition, corresponding changes have been made to the unaudited quarterly financial information for the three months ended September 30, 2004 presented in
Note 15 to the consolidated financial statements.

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

      These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties which are discussed below under the caption "Risks and Uncertainties" and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K/A and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

RESTATEMENT

      This Form 10-K/A and the restated consolidated financial statements included herein reflect the effects of a decrease in the compensation expense resulting from a correction of our accounting treatment of certain of the options we issued in connection with the acquisition on September 8, 2004 of the remaining minority interest in The Outdoor Channel, Inc. that we did not previously own. This Form 10-K/A amends our previously filed Form 10-K for the year ended December 31, 2004 to reflect a decrease in the non-cash, non-recurring charge to compensation expense from the exchange of employee stock options of $47,983,000, instead of $52,233,000 as previously reported, and corresponding changes to total expenses, income (loss) from operations, income
(loss) before taxes and minority interest, income tax provision (benefit), income (loss) before minority interest, net income (loss), earnings (loss) per share, retained earnings and deferred tax asset, net. Further, consideration paid for the minority interest reflects an increase of $4,250,000 with a corresponding increase in goodwill. The income tax provision (benefit) decreased from $17,637,000 to $15,946,000, a decrease of $1,691,000. In addition, corresponding changes have been made to the unaudited quarterly financial information for the three months ended September 30, 2004 presented in Note 15 to the consolidated financial statements.

ACCOUNTING FOR ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES IN BUSINESS
COMBINATIONS

      In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and Emerging Issues Task Force Consensus 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 ("EITF 00-23") we have corrected our accounting for stock options issued to a non-employee as a result of the options being assumed by Outdoor Channel Holdings from its subsidiary The Outdoor Channel in connection with the acquisition of the remaining minority interest of TOC that Outdoor Channel Holdings did not already own. As previously reported, the value of these options was treated on the same basis as employee options and was charged to "Compensation expense from exchange of stock options". Since the options were fully-vested and the holder was no longer an employee as of the date of the merger, the value of these options has been treated as additional consideration paid by Outdoor Channel Holdings for the remaining stock of TOC and ultimately included in goodwill.

      As a result of the correction of our accounting treatment for the issuance of options to purchase shares of our common stock in connection with the acquisition of the remaining minority interest in The Outdoor Channel, Inc. that we did not previously own, we have amended the following Items and sections of our Form 10-K:

Item 6. Selected Financial Data

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data:
          Restated Consolidated Balance Sheets as of December 31, 2004;
          Restated Consolidated Statements of Operations for the year ended
            December 31, 2004;
          Restated Consolidated Statements of Stockholders' Equity for the
            year ended December 31, 2004;
          Restated Consolidated Statements of Cash Flows for the year ended
            December 31, 2004;
          Note 2 to Consolidated Financial Statements; Summary of Significant Accounting Policies--EARNINGS (LOSS) PER SHARE and PRO FORMA EFFECTS OF STOCK OPTIONS;
          Note 3 to Consolidated Financial Statements; Acquisition of Minority Interest of The Outdoor Channel, Inc.;
          Note 8 to Consolidated Financial Statements; Income Taxes
          Note 11 to Consolidated Financial Statements; Segment Information;
          Note 15 to Consolidated Financial Statements; Quarterly Financial Information (Unaudited); and
          Note 16 to Consolidated Financial Statements; Restatements of Consolidated Financial Statements.

Item 9A. Controls and Procedures

      Except as otherwise expressly noted herein, this Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of our Annual Report on Form 10-K in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

      Except for additional corrections to Note 2 to the consolidated financial Statements and certain other immaterial corrections, the remaining Items required by Form 10-K are not amended hereby, but are included herewith for convenience of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

THE EFFECT ON THE CONSOLIDATED BALANCE SHEETS

      As a result of the restatement, as of December 31, 2004 the accumulated deficit decreased from the previously reported $20,016,000 to $17,457,000 as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Further, total stockholders' equity increased from the previously reported $90,923,000 to $93,482,000.

      As of December 31, 2004, goodwill increased from the previously reported $39,418,000 to $43,668,000 while net deferred tax assets decreased from the previously reported $16,554,000 to $14,863,000. Total assets also increased from $97,110,000 to $99,669,000.

THE EFFECT ON THE CONSOLIDATED STATEMENTS OF OPERATIONS

      For the year ended December 31, 2004 the net loss decreased from ($26,719,000) as previously reported (or $1.67 per share) to ($24,160,000) (or $1.51 per share) as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. This decrease in net loss is a result of two components decreasing. The non-cash, non-recurring charge to compensation expense from the exchange of employee stock options decreased from $52,233,000 to $47,983,000. The income tax provision (benefit) decreased from ($17,637,000) to ($15,946,000), a decrease of $1,691,000. As a result, net loss decreased by $2,559,000.

      The impact of the restatement as of and for the year ended December 31, 2004 is summarized as follows:

                                               As originally
Impact Summary                                    reported     As restated       Change
--------------                                  -----------    -----------    -----------
                                                (In thousands, except for per share data)
Deferred tax assets, net                        $    16,554    $    14,863    $    (1,691)
Goodwill                                             39,418         43,668          4,250
Total assets                                         97,110         99,669          2,559
Accumulated deficit                                 (20,016)       (17,457)         2,559
Total stockholders' equity                           90,923         93,482          2,559

Loss from operations                                (43,789)       (39,539)         4,250

Net loss                                            (26,719)       (24,160)         2,559

Loss per common share (basic and diluted)       $     (1.67)   $     (1.51)   $      0.16

THE EFFECT ON THE CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      As a result of the restatement, as of December 31, 2004 the components of additional paid-in capital have changed. Stock and stock options exchanged for stock and non-employee stock options of subsidiary have increased from $49,850,000 as previously reported to $54,100,000, an increase of $4,250,000 as restated as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Further the effect of exchange of stock options for employee stock options of subsidiary decreased from the previously reported $52,233,000 to $47,983,000, a decrease of $4,250,000. The income tax provision (benefit) decreased from $17,637,000 to $15,946,000, a decrease of $1,691,000. As a result, accumulated deficit decreased from ($20,016,000) to ($17,457,000), a net decrease of $2,559,000.

THE EFFECT ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

      As a result of the restatement, three items on the statement of cash flow were adjusted. Net income (loss) decreased from a loss of ($26,719,000) as previously reported to a loss of ($24,160,000), a decrease of $2,559,000. Compensation expense from exchange of employee stock options decreased from $52,233,000 as previously reported to $47,983,000, a decrease of $4,250,000.
Deferred tax provision (benefit), net decreased from $19,310,000 as previously reported to $17,619,000, a decrease of $1,691,000. As a result net cash provided by operations was unchanged.

THE EFFECT ON NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: EARNINGS (LOSS) PER SHARE AND PRO FORMA EFFECTS OF STOCK OPTIONS

      For the year ended December 31, 2004 net income (loss) - basic improved from ($26,719,000) as previously reported to ($24,160,000) as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Stock-based employee compensation expense included in reported net loss, net of tax effects decreased for the year ended December 31, 2004 from $31,444,000 as previously reported to $28,885,000.

      Further as required by SFAS 123 and disclosed in Note 2 to the consolidated financial statements, stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects, for the year ended December 31, 2004 decreased from $36,063,000 as previously reported to $2,780,000. As a result, pro forma basic net loss changed from a loss of ($31,338,000) for the year ended December 31, 2004 as previously reported to net income of $1,945,000. The amounts originally reported approximated the fair value of the options issued by the Company at the date they were exchanged for options of TOC in connection with the acquisition of the minority interest. The adjusted amounts reflect the excess of the fair value of the options issued by the Company at the date of the exchange over the fair value of the TOC options immediately before the exchange. Such excess was immaterial.

      The impact of the restatement as of and for year ended December 31, 2004 is summarized as follows:

                                                                     As originally
Impact Summary                                                          reported     As restated      Change
--------------                                                        -----------    -----------    -----------
                                                                      (In thousands, except per share amounts)
Net loss                                                              $   (26,719)   $   (24,160)   $     2,559
Add: Stock -based employee compensation expense included in
reported net loss, net of tax effects                                      31,444         28,885         (2,559)

Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax
effects                                                                   (36,063)        (2,780)        33,283
                                                                      -----------    -----------    -----------

Pro forma - basic                                                     $   (31,338)   $     1,945    $    33,283
                                                                      ===========    ===========    ===========

Basic earnings (loss) per common share
      As reported                                                     $     (1.67)   $     (1.51)   $      0.16
      Pro forma                                                       $     (1.96)   $      0.12    $      2.08

Diluted earnings (loss) per common share
      As reported                                                     $     (1.67)   $     (1.51)   $      0.16
      Pro forma                                                       $     (1.96)   $      0.10    $      2.06

THE EFFECT ON NOTE 3 ACQUISITION OF MINORITY INTEREST OF THE OUTDOOR CHANNEL,
INC.

      As a result of the restatement, as of December 31, 2004 the total of the acquisition costs of the minority interest in TOC by Outdoor Channel Holdings increased from $50,735,000 as previously reported to $54,985,000, an increase of $4,250,000. Further the allocation of the acquisition costs to goodwill increased from $39,418,000 as previously reported to $43,668,000.

      The impact of the restatement as of December 31, 2004 is summarized as follows:

                                                              As originally
Impact Summary                                                   reported     As restated      Change
--------------                                                 -----------    -----------    -----------
                                                                            (In thousands)
Multiple system operators relationships                        $    10,573    $    10,573    $        --
Advertising customer relationships:
       Short form                                                    1,351          1,351             --
       Long form                                                       621            621             --
                                                               -----------    -----------    -----------

Total identifiable intangible assets                                12,545         12,545             --

Goodwill                                                            39,418         43,668          4,250

Deferred tax liability associated with intangible assets            (4,212)        (4,212)            --

Minority interest in subsidiary                                      2,984          2,984             --
                                                               -----------    -----------    -----------

Aggregate purchase price                                       $    50,735    $    54,985    $     4,250
                                                               ===========    ===========    ===========

THE EFFECT ON NOTE 8 INCOME TAXES.

      As a result of the restatement, as of December 31, 2004 the total of the provision (benefit) for income taxes decreased from $17,637,000 as previously reported to $15,946,000, a decrease of $1,691,000.

      The impact of the restatement as of December 31, 2004 is summarized as follows:

                                                              As originally
Impact Summary                                                   reported     As restated      Change
--------------                                                 -----------    -----------    -----------
                                                                            (In thousands)
Current:
  Federal                                                      $     1,216    $     1,216    $        --
  State                                                                457            457             --
                                                               -----------    -----------    -----------
     Total Current                                                   1,673          1,673             --
                                                               -----------    -----------    -----------

Deferred:
  Federal                                                          (14,957)       (13,512)         1,445
  State                                                             (4,353)        (4,107)           246
                                                               -----------    -----------    -----------
    Total Deferred                                                 (19,310)       (17,619)         1,691
                                                               -----------    -----------    -----------

    Totals                                                     $   (17,637)   $   (15,946)   $     1,691
                                                               ===========    ===========    ===========

Federal income tax provision (benefit)
    at statutory income tax rate                               $   (14,849)   $   (13,532)   $     1,317
State taxes, net of federal benefit                                 (2,571)        (2,197)           374
Non-deductible expenses                                                 38             38             --
Deferred compensation                                                 (198)          (198)            --
Other                                                                  (57)           (57)            --
                                                               -----------    -----------    -----------

Income tax provision (benefit)                                 $   (17,637)   $   (15,946)   $     1,691
                                                               ===========    ===========    ===========

THE EFFECT ON NOTE 11 SEGMENT INFORMATION

      For the year ended December 31, 2004 loss before income taxes and minority interest attributed to our corporate unit decreased from $53,982,000 as previously reported to $49,732,000 as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. The Corporate unit's total assets increased from $68,381,000 to $70,940,000 as previously reported, as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC.

      The impact of the restatement as of and for the year ended December 31, 2004 is summarized as follows:

                                                              As originally
Impact Summary                                                   reported     As restated      Change
--------------                                                 -----------    -----------    -----------
                                                                            (In thousands)
Total assets:
   TOC                                                         $    21,872    $    21,872    $        --
   Membership division:                                              6,857          6,857             --
                                                               -----------    -----------    -----------

      Subtotal of segments                                          28,729         28,729             --
   Corporate                                                        68,381         70,940          2,559
                                                               -----------    -----------    -----------

       Totals                                                  $    97,110    $    99,669    $     2,559
                                                               ===========    ===========    ===========

Income (loss) before income taxes and minority interest
   TOC                                                         $     9,954    $     9,954    $        --
   Membership division:                                                354            354             --
                                                               -----------    -----------    -----------

      Subtotal of segments                                          10,308         10,308             --
   Corporate                                                       (53,982)       (49,732)         4,250
                                                               -----------    -----------    -----------

       Totals                                                  $   (43,674)   $   (39,424)   $     4,250
                                                               ===========    ===========    ===========

THE EFFECT ON NOTE 15 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      For the three months ended September 30, 2004 net loss attributable to common stockholders decreased by $2,559,000 or $0.17 per share from $30,264,000 as previously reported or $1.92 per share to $27,705,000 or $1.75 per share as a result of the decreased compensation expense in connection with the acquisition of the remaining minority interest in The Outdoor Channel, Inc. that we did not previously own.

      The impact of the restatement for the three months ended September 30, 2004 is summarized as follows:

                                                              As originally
                                                                 reported     As restated      Change
                                                               -----------    -----------    -----------
Note 15 Quarterly Financial Information (Unaudited)              (In thousands, except per share data)
Loss from operations                                           $   (49,956)   $   (45,706)   $     4,250

Net loss                                                       $   (30,264)   $   (27,705)   $     2,559

Loss per common share
    Basic                                                      $     (1.92)   $     (1.75)   $      0.17
    Diluted                                                    $     (1.92)   $     (1.75)   $      0.17

GENERAL

      Outdoor Channel Holdings, Inc. (which we refer to as "Outdoor Channel Holdings" or collectively with its subsidiaries, the "Company"), through its indirect wholly-owned subsidiary The Outdoor Channel, Inc. ("TOC"), owns and operates The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off road motor sports and other related life style programming. The Company also owns and operates related businesses which serve the interests of The Outdoor Channel's viewers and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospectors Association of America, LLC. ("GPAA"). Lost Dutchman's is a national gold prospecting campground club with approximately 6,700 members and properties in Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 32,800 active members. GPAA is the publisher of the "Gold Prospector & Treasure Hunters in the Great Outdoors" magazine and owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to its members.

      The Company's revenues include (1) advertising fees from advertisements aired on The Outdoor Channel and from advertisements in "Gold Prospector & Treasure Hunters in the Great Outdoors" magazine; (2) subscriber fees paid by cable and satellite service providers that air The Outdoor Channel; and (3) membership fees from members in both Lost Dutchman's and GPAA and other income including magazine sales, products and services related to gold prospecting, gold expositions, expeditions and outings. Advertising fees include fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel.

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

      The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $54,985,000 based on the issuance at the closing of 3,069,790 shares of Outdoor Channel Holdings' common stock (including the former dissenter's shares) and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition plus the assumption of 325,000 fully-vested options of a former employee of TOC with an intrinsic value of $4,250,000 plus other certain costs. Based on the analysis of the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs of $54,985,000 were allocated to intangible assets and are subject to amortization as follows:

                                                     Allocation        Estimated Useful Life
                                                     ----------        ---------------------
                                                   (In thousands)
          Multiple system operators relationships    $    10,573            Indefinite

          Advertising customer relationships:
               Short form                                  1,351             4 years
               Long form                                     621             3 years
                                                     ----------

          Total identifiable intangible assets           12,545

          Goodwill                                       43,668             Indefinite

          Deferred tax liability associated
               with intangible assets                    (4,212)

          Minority interest in subsidiary                 2,984
                                                     ----------

          Aggregate purchase price                   $   54,985
                                                     ==========

      The exchange of vested employee stock options by Outdoor Channel Holdings for vested stock options held by employees of TOC resulted in a charge to net income in the consolidated statement of operations on September 8, 2004 equal to the value of the options issued on that date net of any related income tax benefit. The options to purchase approximately 3,687,125 shares that Outdoor Channel Holdings issued in exchange for vested stock options held by the employees of TOC on September 8, 2004 had a fair value of $14.00 per share based on the closing price of Outdoor Channel Holdings' common stock on that day. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $47,983,000 and recognized an income tax benefit of $19,098,000 or a net charge of $28,885,000.

      In some of the following period-to-period comparisons, the Company has specifically noted, and at times excluded the non-cash, non-recurring compensation expense of $47,983,000 incurred by the Company and the related tax benefit of $19,098,000 as the result of the assumption of TOC options in connection with the acquisition of the minority interest in TOC as part of its analysis because it believes separately quantifying the effects of these items provides the reader with a better understanding of the Company's operating results. The Company's management also believes that an analysis of its results in this manner, when presented in conjunction with the corresponding GAAP measures, provides useful information to management and others in identifying and understanding the Company's operating performance for the periods presented and in making useful comparisons.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

      The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

                                                                               Change               % of Total Revenue
                                                                       ----------------------     -----------------------
                                                 2004         2003         $            %            2004          2003
                                              ---------    ---------   ---------    ---------     ---------     ---------
                                              (Restated)                     (Restated)           (Restated)
Revenues:
     Advertising                              $  21,817    $  16,396   $   5,421         33.1%         54.6%         51.7%
     Subscriber fees                             13,391       10,836       2,555         23.6%         33.5%         34.2%
     Membership income                            4,746        4,456         290          6.5%         11.9%         14.1%
                                              ---------    ---------   ---------    ---------     ---------     ---------
          Total revenues                         39,954       31,688       8,266         26.1%        100.0%        100.0%
                                              ---------    ---------   ---------    ---------     ---------     ---------

Expenses:
     Satellite transmission fees                  2,351        2,423         (72)        (3.0)%         5.9%          7.6%
     Advertising and programming                  8,117        4,884       3,233         66.2%         20.3%         15.4%
     Compensation expense from
        exchange of stock options                47,983           --      47,983           NM         120.1%          0.0%
     Selling, general and administrative         21,042       16,754       4,288         25.6%         52.7%         52.9%
                                              ---------    ---------   ---------    ---------     ---------     ---------
          Total expenses                         79,493       24,061      55,432        230.4%        199.0%         75.9%
                                              ---------    ---------   ---------    ---------     ---------     ---------

Income (loss) from operations                   (39,539)       7,627     (47,166)      (618.4)%       (99.0)%        24.1%

Gain on sale of marketable securities                34           13          21        161.5%          0.1%          0.0%

Interest income, net                                 81           13          68        523.1%          0.2%          0.0%
                                              ---------    ---------   ---------    ---------     ---------     ---------

Income (loss) before income taxes and           (39,424)       7,653     (47,077)      (615.1)%       (98.7)%        24.1%
  minority interest

Income tax provision (benefit)                  (15,946)       3,162     (19,108)      (604.3)%       (39.9)%        10.0%
                                              ---------    ---------   ---------    ---------     ---------     ---------

Income (loss) before minority interest          (23,478)       4,491     (27,969)      (622.8)%       (58.8)%        14.1%

Minority interest in net income of
  consolidated subsidiary                           682          897        (215)       (24.0)%         1.7%          2.8%
                                              ---------    ---------   ---------    ---------     ---------     ---------
Net income (loss)                             $ (24,160)   $   3,594   $ (27,754)      (772.2)%       (60.5)%        11.3%
                                              =========    =========   =========    =========     =========     =========

----------
*NM - NOT MEANINGFUL

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

      Total expenses for the year ended December 31, 2004 were $79,493,000, an increase of $55,432,000, or 230.4%, compared to $24,061,000 for the year ended December 31, 2003. As a percentage of revenues, total expenses are 199.0% and 75.9% in the years ended December 31, 2004 and 2003, respectively. The increase in expenses was due to several factors, but is principally driven by the non-cash, non-recurring compensation expense incurred by the issuance of options to employees of TOC in connection with the TOC merger with a value of $47,983,000 in accordance with the terms of the acquisition by Outdoor Channel Holdings of the remaining 17.6% minority interest in TOC it did not already own.

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

      Compensation expense from exchange of employee stock options for the year ended December 31, 2004 was $47,983,000 and was incurred as a result of the issuance of 3,687,125 options to employees of TOC in accordance with the terms of the acquisition by Outdoor Channel Holdings of all of the minority interest in TOC it did not already own.

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

      INCOME (LOSS) FROM OPERATIONS

      Income (loss) from operations for the year ended December 31, 2004 was ($39,539,000), a decrease of $47,166,000 or 618.4% compared to $7,627,000 for the year ended December 31, 2003. As a percentage of revenues, income (loss) from operations was (99.0%) and 24.1% for the year ended December 31, 2004 and 2003, respectively. If the effect of the non-cash, non-recurring compensation expense of $47,983,000 related to the assumption of stock options held by employees of TOC is excluded, income from operations for 2004 would have been $8,444,000, an increase of $817,000 or 10.7% compared to income from operations for 2003. Income from operations as adjusted for the non-cash, non-recurring expense of $47,983,000 grew at a slower pace than revenue during 2004 reflecting our investment in subscriber acquisition programs, increased in-house programming and receivers for our service providers. As we continue our launch of Outdoor Channel 2 HD, we will incur start-up and operating costs in 2005 that are unlikely to be immediately offset by revenues thus negatively impacting our operating margins in the near term. There can be no assurance that these strategies will be successful.

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

      INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

      Income (loss) before income taxes and minority interest decreased significantly as a percentage of revenues to (98.7%) for the year ended December 31, 2004 compared to 24.1% for the year ended December 31, 2003.

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

      The corporate unit's loss before income taxes and minority interest for the year ended December 31, 2004 was $49,732,000, an increase of $48,689,000 compared to the loss of $1,043,000 for the year ended December 31, 2003. The expenses allocated to this unit include: the non-cash, non-recurring compensation expense of $47,983,000 in the third quarter of 2004 which resulted from the issuance of stock options to employees if TOC in connection with the acquisition of the minority interest in TOC, professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers' payroll and related expenses. The increase in the expenses of the corporate unit is principally related to costs associated with the acquisition of the minority interest in TOC, legal fees resulting from corporate restructuring including our listing on the Nasdaq National Market and various securities filings fees.

      INCOME TAX PROVISION (BENEFIT)

      Income tax provision (benefit) for the year ended December 31, 2004 was a benefit of $15,946,000, a decrease of $19,108,000 as compared to a $3,162,000 liability for the year ended December 31, 2003. The significant decrease was due to the Company recognizing an income tax benefit of $19,098,000 arising from a non-cash, non-recurring compensation expense charge of $47,983,000 which resulted from the assumption of employee stock options in connection with the acquisition of the minority interest in TOC. The effective income tax rate was approximately 40.4% and 41.3% for the years ended December 31, 2004 and 2003, respectively.

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

      NET INCOME (LOSS)

      Net income (loss) for the year ended December 31, 2004 was ($24,160,000) a decrease of $27,754,000 or 772.2% compared to a $3,594,000 net income for the year ended December 31, 2003. As a percentage of revenues, net income (loss) was (60.5%) and 11.3% for the years ended December 31, 2004 and 2003, respectively. If the non-cash, non-recurring compensation expense of $47,983,000 and the corresponding income tax benefit of $19,098,000 incurred as a result of the Company's acquisition of the minority interest in TOC described above is excluded, net income for the year ended December 31, 2004 would have been $4,725,000 or 11.8% of sales.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

      The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (all dollar amounts are in thousands):

                                                                               Change               % of Total Revenue
                                                                       ----------------------     ----------------------
                                                 2003        2002          $            %            2003          2002
                                              ---------   ---------    ---------    ---------     ---------    ---------
Revenues:
     Advertising                              $  16,396   $  10,969    $   5,427         49.5%         51.7%        51.3%
     Subscriber fees                             10,836       6,071        4,765         78.5%         34.2%        28.4%
     Membership income                            4,456       4,353          103          2.4%         14.1%        20.3%
                                              ---------   ---------    ---------    ---------     ---------    ---------
          Total revenues                         31,688      21,393       10,295         48.1%        100.0%       100.0%
                                              ---------   ---------    ---------    ---------     ---------    ---------

Expenses:
     Satellite transmission fees                  2,423       2,359           64          2.7%          7.6%        11.0%
     Advertising and programming                  4,884       3,854        1,030         26.7%         15.4%        18.0%
     Selling, general and administrative         16,754      10,604        6,150         58.0%         52.9%        49.6%
                                              ---------   ---------    ---------    ---------     ---------    ---------
          Total expenses                         24,061      16,817        7,244         43.1%         75.9%        78.6%
                                              ---------   ---------    ---------    ---------     ---------    ---------

Income from operations                            7,627       4,576        3,051         66.7%         24.1%        21.4%

Gain on sale or issuance of common
   stock                                             --          46          (46)      (100.0)%         0.0%         0.2%

Gain on sale of marketable securities                13          --           13           NM           0.0%         0.0%

Interest income (expense), net                       13          (1)          14       (1,400)%         0.0%         0.0%
                                              ---------   ---------    ---------    ---------     ---------    ---------

Income before income taxes and
   minority interest                              7,653       4,621        3,032         65.6%         24.1%        21.6%

Income tax provision                              3,162       1,882        1,280         68.0%         10.0%         8.8%
                                              ---------   ---------    ---------    ---------     ---------    ---------

Income before minority interest                   4,491       2,739        1,752         64.0%         14.1%        12.8%

Minority interest in net income of
  consolidated subsidiary                           897         444          453        102.0%          2.8%         2.1%
                                              ---------   ---------    ---------    ---------     ---------    ---------

Net income                                    $   3,594   $   2,295    $   1,299         56.6%         11.3%        10.7%
                                              =========   =========    =========    =========     =========    =========

----------
*NM - NOT MEANINGFUL

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

A summary of the Company's contractual obligations as of December 31, 2004 (In thousands):

                                                           Over 1 year   Over 3 years
                                                Less than   Less than     Less than      After
CONTRACTUAL OBLIGATIONS              Total       1 year      3 years       5 years      5 years
                                ----------------------------------------------------------------
Capital lease obligations         $       35   $       26   $        9   $       --   $       --
Operating lease obligations           13,416        2,903        3,373        3,360        3,780
Standby letter of credit                 140           --           --           --          140
Purchase obligations                  10,744        6,767        3,877          100           --
Other long-term liabilities              377           45           30          142          160
                                ----------------------------------------------------------------
TOTAL                             $   24,712   $    9,741   $    7,289   $    3,602   $    4,080
                                ================================================================

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

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X
                                    ---------

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm ..................   43

Consolidated Balance Sheets as of December 31, 2004
  (as restated) and 2003 .................................................   44

Consolidated Statements of Operations for the Years Ended
  December 31, 2004 (as restated), 2003 and 2002 .........................   45

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2004 (as restated), 2003 and 2002 ...................   46

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004 (as restated), 2003 and 2002 .........................   49

Notes to Consolidated Financial Statements ...............................   51


                                      * * *

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in Note 16 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2004 and for the year then ended.

       /s/ J.H. Cohn LLP

San Diego, California
    February 25, 2005, except for Note 16,
    which is as of May 9, 2005

                                OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                        AS OF DECEMBER 31, 2004 AND 2003
                                     (In thousands, except per share data)

                                                                                         2004          2003
                                                                                      ----------    ----------
                                                                                 (Restated - Note 16)
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                                          $   13,105    $    7,214
   Investment in available-for-sale securities                                               741           550
   Accounts receivable, net of allowance for doubtful accounts of $207 and $234            4,848         3,797
   Inventories                                                                                85            68
   Income tax refund receivable                                                            2,291         1,143
   Current portion of deferred tax assets, net                                                --           525
   Prepaid programming costs                                                                 606            --
   Other current assets                                                                       50           671
                                                                                      ----------    ----------
           Total current assets                                                           21,726        13,968
                                                                                      ----------    ----------

Property, plant and equipment at cost, net:
   Membership division                                                                     3,527         3,253
   Outdoor Channel equipment and improvements                                              3,199         2,032
                                                                                      ----------    ----------
           Property, plant and equipment, net                                              6,726         5,285
                                                                                      ----------    ----------
Amortizable intangible assets                                                              1,939           118
Deferred tax assets, net                                                                  14,863           436
Goodwill                                                                                  43,668            --
Other non-amortizable intangible assets                                                   10,573            --
Deposits and other assets                                                                    174            41
                                                                                      ----------    ----------
           Totals                                                                     $   99,669    $   19,848
                                                                                      ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                                              $    3,705    $    1,790
   Accrued severance payments                                                                 28           291
   Current portion of notes payable and capital lease obligations                             26           133
   Deferred tax liabilities, net                                                             494            --
   Current portion of deferred revenue                                                       370           409
   Customer deposits                                                                          61            --
                                                                                      ----------    ----------
           Total current liabilities                                                       4,684         2,623

Accrued severance payments, net of current portion                                            37            66
Notes payable and capital lease obligations, net of current portion                            9            59
Deferred revenue, net of current portion                                                   1,145         1,225
Deferred satellite rent obligations                                                          312           380
                                                                                      ----------    ----------
           Total liabilities                                                               6,187         4,353
                                                                                      ----------    ----------

Minority interest in subsidiary                                                               --         2,302
                                                                                      ----------    ----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock; 25,000 shares authorized; none issued                                     --            --
   Common stock, $0.001 and $0.02 par value; 75,000 shares
     authorized; 18,394 (as adjusted for a five for two forward
     split) and 5,887 shares issued and outstanding                                           18           118
   Common stock subscriptions receivable                                                      --           (30)
   Cost of treasury stock (191 shares)                                                        --          (400)
   Additional paid-in capital                                                            111,912         6,768
   Deferred compensation                                                                  (1,034)           --
   Accumulated other comprehensive income                                                     43            34
   Retained earnings (accumulated deficit)                                               (17,457)        6,703
                                                                                      ----------    ----------
           Total stockholders' equity                                                     93,482        13,193
                                                                                      ----------    ----------
           Totals                                                                     $   99,669    $   19,848
                                                                                      ==========    ==========

See Notes to Consolidated Financial Statements.





                          OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                               (In thousands, except per share data)


                                                                2004          2003         2002
                                                             ----------    ----------   ----------
                                                       (Restated - Note 16)
                                                       --------------------
Revenues:
     Advertising                                             $   21,817    $   16,396   $   10,969
     Subscriber fees                                             13,391        10,836        6,071
     Membership income                                            4,746         4,456        4,353
                                                             ----------    ----------   ----------

                  Total revenues                                 39,954        31,688       21,393
                                                             ----------    ----------   ----------

Expenses:
     Satellite transmission fees                                  2,351         2,423        2,359
     Advertising and programming                                  8,117         4,884        3,854
     Non-cash compensation expense
           from exchange of stock options                        47,983            --           --
     Selling, general and administrative                         21,042        16,754       10,604
                                                             ----------    ----------   ----------

                  Total expenses                                 79,493        24,061       16,817
                                                             ----------    ----------   ----------

Income (loss) from operations                                   (39,539)        7,627        4,576

Gain on sale or issuance of common stock of subsidiary               --            --           46

Gain on sale of marketable securities                                34            13           --

Interest income (expense), net                                       81            13           (1)
                                                             ----------    ----------   ----------

Income (loss) before income taxes and minority interest         (39,424)        7,653        4,621

Income tax provision (benefit)                                  (15,946)        3,162        1,882
                                                             ----------    ----------   ----------

Income (loss) before minority interest                          (23,478)        4,491        2,739

Minority interest in net income of consolidated subsidiary          682           897          444
                                                             ----------    ----------   ----------

Net income (loss)                                               (24,160)        3,594        2,295

Preferred stock dividends                                            --            --          (90)
                                                             ----------    ----------   ----------

Net income (loss) applicable to common stock                 $  (24,160)   $    3,594   $    2,205
                                                             ==========    ==========   ==========

Earnings (loss) per common share:
     Basic                                                   $    (1.51)   $     0.26   $     0.17
                                                             ==========    ==========   ==========
     Diluted                                                 $    (1.51)   $     0.19   $     0.15
                                                             ==========    ==========   ==========
Weighted average number of common shares outstanding:
     (as adjusted for a five for two forward split)
     Basic                                                       15,998        13,824       13,220
                                                             ==========    ==========   ==========
     Diluted                                                     15,998        14,768       14,627
                                                             ==========    ==========   ==========

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


                                                 Convertible                                     Common
                                               Preferred Stock            Common Stock            Stock                   Additional
                                            ----------------------    ----------------------  Subscriptions   Treasury     Paid-in
                                              Shares       Amount       Shares       Amount     Receivable     Stock       Capital
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance, January 1, 2002                           59    $      --        5,281    $     106    $    (221)   $    (290)   $   3,516

Comprehensive Income:
   Net income
   Effect of change in fair value
     of available-for-sale securities,
     net of deferred taxes of $2

        Total comprehensive income


Subsidiary investment in parent                                                                                   (110)

Cancellation of stock issued for
   services                                                                  (3)          --                                    (12)

Common stock issued upon exercise
   of stock options for cash and
   notes receivable                                                          32           --          (66)                      101

Preferred dividend

Conversion of preferred stock to
   common stock                                   (59)          --           59            1                                     (1)

Subscription receivable paid
   through provision of services                                                                       25
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 2002                         --    $      --        5,369    $     107    $    (262)   $    (400)   $   3,604
                                            =========    =========    =========    =========    =========    =========    =========


                                                                                46a



                                                          Accumulated
                                                             Other     Retained
                                                            Compre-    Earnings
                                              Deferred      hensive  (Accumulated
                                            Compensation     Income     Deficit)      Total
                                            ------------   ---------   ---------    ---------
Balance, January 1, 2002                      $      --    $      --   $     904    $   4,015

Comprehensive Income:
   Net income                                                              2,295        2,295
   Effect of change in fair value
     of available-for-sale securities,
     net of deferred taxes of $2                                   4                        4
                                                                                    ---------
        Total comprehensive income                                                      2,299
                                                                                    ---------

Subsidiary investment in parent                                                          (110)

Cancellation of stock issued for
   services                                                                               (12)

Common stock issued upon exercise
   of stock options for cash and
   notes receivable                                                                        35

Preferred dividend                                                           (90)         (90)

Conversion of preferred stock to
   common stock                                                                            --

Subscription receivable paid
   through provision of services                                                           25
                                              ---------    ---------   ---------    ---------

Balance, December 31, 2002                    $      --    $       4   $   3,109    $   6,162
                                              =========    =========   =========    =========


                                                                 46b




                                           OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                           (In thousands)


                                                 Convertible                                     Common
                                               Preferred Stock            Common Stock            Stock                   Additional
                                            ----------------------    ----------------------  Subscriptions   Treasury     Paid-in
                                              Shares       Amount       Shares       Amount     Receivable     Stock       Capital
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance, January 1, 2003                           --    $      --        5,369    $     107    $    (262)   $    (400)   $   3,604

Comprehensive Income:
    Net income
    Effect of change in fair value
       of available-for-sale securities,
       net of deferred taxes of $20

         Total comprehensive income


Subscriptions receivable paid through
   provision of services and in cash                                                                  232

Tax benefit from exercise of non-
   qualified stock options and deferred
   compensation                                                                                                               2,064

Common stock issued upon exercise
   of stock options for cash, provision
   of services and offset of notes payable                                  384            8                                    928

Common stock issued to former Officer/
   director for payment of deferred
   compensation                                                             134            3                                    172
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 2003                         --    $      --        5,887    $     118    $     (30)   $    (400)   $   6,768
                                            =========    =========    =========    =========    =========    =========    =========


                                                                                  47a



                                                          Accumulated
                                                             Other     Retained
                                                            Compre-    Earnings
                                              Deferred      hensive  (Accumulated
                                            Compensation     Income     Deficit)      Total
                                            ------------   ---------   ---------    ---------
Balance, January 1, 2003                      $      --    $       4   $   3,109    $   6,162

Comprehensive Income:
    Net income                                                             3,594        3,594
    Effect of change in fair value
       of available-for-sale securities,
       net of deferred taxes of $20                               30                       30
                                                                                    ---------
         Total comprehensive income                                                     3,624
                                                                                    ---------

Subscriptions receivable paid through
   provision of services and in cash                                                      232

Tax benefit from exercise of non-
   qualified stock options and deferred
   compensation                                                                         2,064

Common stock issued upon exercise
   of stock options for cash, provision
   of services and offset of notes payable                                                936

Common stock issued to former Officer/
   director for payment of deferred
   compensation                                                                           175
                                              ---------    ---------   ---------    ---------

Balance, December 31, 2003                    $      --    $      34   $   6,703    $  13,193
                                              =========    =========   =========    =========


                                                                 47b



                                           OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                           (In thousands)


                                                 Convertible                                     Common
                                               Preferred Stock            Common Stock            Stock                   Additional
                                            ----------------------    ----------------------  Subscriptions   Treasury     Paid-in
                                              Shares       Amount       Shares       Amount     Receivable     Stock       Capital
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance, December 31, 2003                         --    $      --        5,887    $     118    $     (30)   $    (400)   $   6,768

Comprehensive Income:
   Net loss
   Effect of change in fair value
     of available-for-sale securities,
     net of deferred taxes of $4

       Total comprehensive income


Effect of 5 for 2 forward split and
   change in par value                                                    8,830         (103)                                   103

Common stock issued upon exercise
   of stock options                                                         723                                               1,285

Stock subscriptions paid                                                                               30

Issuance of restricted stock to employees
   for services                                                              75                                               1,043

Amortization of deferred compensation

Stock and stock options exchanged
   for stock and non-employee stock
   options of subsidiary                                                  3,070            3                                 54,100

Effect of exchange of stock options
   for employee stock options of
   subsidiary                                                                                                                47,983

Tax benefit from exercise of stock
   options                                                                                                                    1,030
Retirement of treasury stock                                               (191)                                   400         (400)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 2004
   (Restated - Note 16)                            --    $      --       18,394    $      18    $      --    $      --    $ 111,912
                                            =========    =========    =========    =========    =========    =========    =========


                                                                           48a



                                                          Accumulated
                                                             Other     Retained
                                                            Compre-    Earnings
                                              Deferred      hensive  (Accumulated
                                            Compensation     Income     Deficit)      Total
                                            ------------   ---------   ---------    ---------
Balance, December 31, 2003                    $      --    $      34   $   6,703    $  13,193

Comprehensive Income:
   Net loss                                                              (24,160)     (24,160)
   Effect of change in fair value
     of available-for-sale securities,
     net of deferred taxes of $4                                   9                        9
                                                                                    ---------
       Total comprehensive income                                                     (24,151)
                                                                                    ---------

Effect of 5 for 2 forward split and
   change in par value                                                                     --

Common stock issued upon exercise
   of stock options                                                                     1,285

Stock subscriptions paid                                                                   30

Issuance of restricted stock to employees
   for services                                  (1,043)                                   --

Amortization of deferred compensation                 9                                     9

Stock and stock options exchanged
   for stock and non-employee stock
   options of subsidiary                                                               54,103

Effect of exchange of stock options
   for employee stock options of
   subsidiary                                                                          47,983

Tax benefit from exercise of stock
   options                                                                              1,030
Retirement of treasury stock                                                               --
                                              ---------    ---------   ---------    ---------

Balance, December 31, 2004
   (Restated - Note 16)                       $  (1,034)   $      43   $ (17,457)   $  93,482
                                              =========    =========   =========    =========

See Notes to Consolidated Financial Statements.


                                             48b



                                     OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                     (In thousands)

                                                                                    2004          2003          2002
                                                                                 ----------    ----------    ----------
                                                                            (Restated - Note 16)
                                                                            --------------------
Operating activities:

   Net income (loss)                                                             $  (24,160)   $    3,594    $    2,295

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                1,259           880           649
         Provision for doubtful accounts                                                164           327           257
         Costs of services offset against subscription receivable                        --           251            32
         Gain on issuance of common stock of subsidiary                                  --            --           (40)
         Realized gain on sale of available-for-sale securities                         (34)          (13)           --
         Minority interest in net income of consolidated subsidiary                     682           897           444
         Tax benefit from exercise of stock options and issuance of
             shares to pay deferred compensation                                      1,030         2,064            --
         Common stock of subsidiary issued for services                                  --            --             9
         Compensation expense from exchange of employee stock options                47,983            --            --
         Amortization of deferred compensation                                            9            --            --
         Deferred  tax provision (benefit), net                                     (17,619)           70          (187)

   Cash supplied (used) by changes in operating assets and liabilities:
         Accounts receivable                                                         (1,215)       (1,651)       (1,149)
         Inventories                                                                    (17)           19           (10)
         Income tax refund receivable                                                (1,126)           --            --
         Prepaid programming costs                                                     (606)           --            --
         Other current assets                                                           331        (1,533)         (189)
         Deposits and other assets                                                     (133)          155          (155)
         Accounts payable and accrued expenses                                        1,914           874           415
         Accrued severance payments                                                    (291)           --            --
         Deferred revenue                                                              (119)          324             1
         Customer deposits                                                               61            --            --
         Deferred satellite rent obligations                                            (68)          (68)          (68)
                                                                                 ----------    ----------    ----------
                Net cash provided by operating activities                             8,045         6,190         2,304
                                                                                 ----------    ----------    ----------
Investing activities:
         Purchases of property, plant and equipment                                  (2,549)       (1,924)       (1,100)
         Purchases of available-for-sale securities                                    (255)         (443)          (74)
         Proceeds from sale of available-for-sale securities                             85            36            --
         Costs related to acquisition of minority interest                             (593)           --            --
         Proceeds from notes receivable                                                  --            36            --
                                                                                 ----------    ----------    ----------
                Net cash used in investing activities                                (3,312)       (2,295)       (1,174)
                                                                                 ----------    ----------    ----------
Financing activities:
         Net payments of stockholder loans                                               --           (15)          (58)
         Principal payments on notes payable and capital leases                        (157)         (182)         (234)
         Dividends paid on preferred stock                                               --            --           (90)
         Proceeds from exercise of stock options                                      1,285           268            36
         Proceeds from common stock subscriptions receivable                             30            --            --
         Purchases of treasury stock                                                     --            --          (110)
                                                                                 ----------    ----------    ----------
                Net cash provided by (used in) financing activities                   1,158            71          (456)
                                                                                 ----------    ----------    ----------

   Net increase in cash and cash equivalents                                          5,891         3,966           674

Cash and cash equivalents, beginning of year                                          7,214         3,248         2,574
                                                                                 ----------    ----------    ----------

Cash and cash equivalents, end of year                                           $   13,105    $    7,214    $    3,248
                                                                                 ==========    ==========    ==========
                                                           49




                                    OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                    (In thousands)

                                                                                    2004         2003         2002
                                                                                 ----------   ----------   ----------
                                                                                (Restated)
Supplemental disclosures of cash flow information:

     Interest paid                                                               $        5   $       42   $       35
                                                                                 ==========   ==========   ==========

     Income taxes paid                                                           $    1,139   $    2,083   $    2,154
                                                                                 ==========   ==========   ==========

Supplemental disclosures of non-cash investing and financing activities:

     Retirement of treasury stock                                                $      400   $       --   $       --
                                                                                 ==========   ==========   ==========

     Fair value of common stock issued to acquire minority interest in
           subsidiary                                                            $   49,853   $       --   $       --
                                                                                 ==========   ==========   ==========

     Exchange of stock options for non-employee stock options of
           subsidiary                                                            $    4,250   $       --   $       --
                                                                                 ==========   ==========   ==========

     Common stock issued upon exercise of stock options in exchange
           for notes receivable from ex-employees                                $       --   $       --   $       66
                                                                                 ==========   ==========   ==========

     Effect of net increase in fair value of available-for-sale securities,
           net of deferred taxes                                                 $        9   $       30   $        4
                                                                                 ==========   ==========   ==========

     Note receivable from stockholder offset against accrued bonus               $       --   $       45   $       --
                                                                                 ==========   ==========   ==========

     Receivable from exercise of stock options offset against loans
           from stockholders                                                     $       --   $      623   $       --
                                                                                 ==========   ==========   ==========

     Common stock issued to former officer/director for payment of
           deferred compensation                                                 $       --   $      175   $       --
                                                                                 ==========   ==========   ==========

See Notes to Consolidated Financial Statements.


                                                          50

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

      Other business activities consist of the promotion and sale of a gold mining expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman's which entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, , North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of properties.

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

Amortizable Intangible Assets
-----------------------------

      Cost of acquiring customer relationships are being amortized over a period of either 3 or 4 years. TOC has the exclusive right to the trademark The Outdoor Channel. The costs of acquiring the trademark are being amortized on a straight-line basis over an estimated useful life of 15 years.

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

      The Company has presented "basic" and "diluted" earnings (loss) per common share in the accompanying consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings
      (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company and TOC, prior to the acquisition of the remaining minority interest in TOC,, were issued during the period if any such issuances would have had a dilutive effect.

      The computation of diluted loss per share for 2004 does not take into account either the outstanding stock options of Outdoor Channel Holdings because the effect of their assumed exercise would be anti-dilutive or the increase in net loss attributable to the increase in the minority interest in the net income of TOC that would result from the assumed exercise of all of TOC's outstanding stock options prior to the exchange of those options for Company options on September 8, 2004 because the effect would be immaterial. The computation of diluted earnings per share for 2003 and 2002 takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the outstanding stock options of Outdoor Channel Holdings and TOC, adjusted for the application of the treasury stock method, and the assumed payment in 2002 of deferred compensation that had been payable by the Company in common stock (see Note 9). The computation of diluted earnings per share for 2003 also takes into account the reduction in net income applicable to common stock attributable to the increase in the minority interest (from approximately 13% to 33%) in the net income of TOC that results from the assumed exercise of its outstanding stock options (the effect on net income applicable to common stock in 2002 of the assumed exercise of stock options was not material). The number of shares potentially issuable at December 31, 2004, 2003 and 2002 upon the exercise of stock options that were not included in the computation of net earnings (loss) per common share because they were anti-dilutive totaled 5,630, 725 and 75, respectively.

      The following table summarizes the calculation of the weighted average common shares outstanding for basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

                                                                       2004          2003          2002
                                                                    ----------    ----------    ----------
                                                                    (Restated)
Numerators:
   Net income (loss) - basic                                        $  (24,160)   $    3,594    $    2,205
   Deduct increase in minority interest attributable to
       assumed exercise of dilutive stock options of
       TOC (see Note 9)                                                     --          (777)           --
                                                                    ----------    ----------    ----------

   Net income (loss) - dilutive                                     $  (24,160)   $    2,817    $    2,205
                                                                    ==========    ==========    ==========

Denominators:
   Weighted average common shares outstanding - basic                   15,998        13,824        13,220
   Dilutive effect of potentially issuable common shares for
       accrued deferred compensation                                        --            --           336
   Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted
       for the application of the treasury stock method                     --           944         1,071
                                                                    ----------    ----------    ----------
Diluted weighted average common shares outstanding                      15,998        14,768        14,627
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

                                                                       2004          2003          2002
                                                                    ----------    ----------    ----------
                                                                    (Restated)
Net income (loss):
   As reported                                                      $  (24,160)   $    3,594    $    2,205
   Add: Stock-based employee compensation expense included
       in reported net loss, net of tax effects*                        28,885            --            --

   Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards,
       net of tax effects*                                              (2,780)         (311)         (195)
                                                                    ----------    ----------    ----------
   Pro forma                                                        $    1,945    $    3,283    $    2,010
                                                                    ==========    ==========    ==========
Basic earnings (loss) per share:
   As reported                                                      $    (1.51)   $     0.26    $     0.17
   Pro forma                                                        $     0.12    $     0.24    $     0.15

Diluted earnings (loss) per common share:
   As reported                                                      $    (1.51)   $     0.19    $     0.15
   Pro forma                                                        $     0.10    $     0.17    $     0.14

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

Additional Required Pro Forma Disclosures Related to Employee Stock Options
---------------------------------------------------------------------------

      The fair value of each option granted by the Company in 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                                        2004                    2003                  2002
                                                   ---------------          ------------          -----------
      Risk-free interest rate                         1.7% - 4.2%            2.3% - 3.3%              4.65%
      Dividend yield                                      0%                     0%                    0%
      Expected life of the option                  3 mos. - 10 yrs.           5-10 yrs.              5 yrs.
      Volatility factor                              41.7 % - 79%                77%                  83%

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

      The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $54,985 based on the issuance at the closing of 3,070 shares of Outdoor Channel Holdings' common stock (including the former dissenter's shares) and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition plus the assumption of 325 fully-vested options held by a former employee of TOC with an intrinsic value of $4,250 plus certain other costs. Based on the analysis of the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs of $54,985 were allocated primarily to intangible assets that are or are not subject to amortization as follows:

                                                     Allocation        Estimated Useful Life
                                                     ----------        ---------------------
                                                     (Restated)
          Multiple system operators relationships    $    10,573            Indefinite

          Advertising customer relationships:
               Short form                                  1,351             4 years
               Long form                                     621             3 years
                                                     ----------

          Total identifiable intangible assets           12,545

          Goodwill                                       43,668             Indefinite

          Deferred tax liability associated
               with intangible assets                    (4,212)

          Minority interest in subsidiary                 2,984
                                                     ----------

          Aggregate purchase price                   $   54,985
                                                     ==========

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 3 - ACQUISITION OF MINORITY INTEREST OF THE OUTDOOR CHANNEL, INC.
(CONCLUDED)

      The exchange of vested options by Outdoor Channel Holdings for vested stock options held by employees of TOC resulted in a charge to net income in the consolidated statement of operations on September 8, 2004 equal to the value of the options issued on that date and a credit for the related income tax benefit. Outdoor Channel Holdings issued fully-vested options to purchase 3,687 shares in exchange for fully-vested stock options held by employees of TOC on September 8, 2004. On that day, the market price of one share of common stock of Outdoor Channel Holdings was $14.00. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $47,983 and recognized an income tax benefit of $19,098 or a net charge of $28,885.

      Summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of the respective years ended December 31, 2004 and 2003 follows:

                                          For the Years Ended December 31,
                                          --------------------------------
                                               2004              2003
                                            ---------         ---------
                                            (Restated)
             Net revenues                   $  39,954         $  31,688
             Net income                     $   4,862         $   3,946
             Earnings per share:
                  Basic                     $    0.27         $    0.23
                  Diluted                   $    0.22         $    0.19

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

NOTE 4 - REVENUE TO BE EARNED UPON COLLECTION

      As of December 31, 2004, the approximate scheduled payments to be recognized as revenue, assuming such amounts are collected in future years from existing Lost Dutchman's sales contracts, are as follows:

                Years Ending
                December 31,                        Amount
                ------------                        ------

                   2005                          $     1,371
                   2006                                1,157
                   2007                                1,341
                   2008                                1,377
                   2009                                1,084
                   Thereafter                          1,630
                                                 -----------
                       Total                     $     7,960
                                                 ===========

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

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 6 - NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND LINES OF CREDIT

Notes Payable and Capital Lease Obligations
-------------------------------------------

      Notes payable and capital lease obligations at December 31, 2004 and 2003 consist of the following:

                                                                            2004       2003
                                                                          --------   --------
Note payable to a bank, collateralized by substantially all of the
   Company's assets, guaranteed by two major stockholders, with interest due monthly at the prime rate plus 1.00% (an effective
   rate of 5.00% at December 31, 2003)                                    $     --   $    109

Capital lease obligations (see Note 7)                                          35         83
                                                                          --------   --------

Totals                                                                          35        192
Less current portion                                                            26        133
                                                                          --------   --------
Long-term portion  - notes payable and capital lease obligations          $      9   $     59
                                                                          ========   ========

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

      Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2004 are as follows:

                Year Ending
                December 31,                      Amount
                ------------                      ------

                   2005                        $     2,903
                   2006                              1,693
                   2007                              1,680
                   2008                              1,680
                   2009                              1,680
                   Thereafter                        3,780
                                               -----------

                        Total                  $    13,416
                                               ===========

Capital Leases
--------------

      The Company leases certain equipment under capital leases which expire on various dates through 2006. At December 31, 2004, the Company's future minimum lease payments are as follows:

             Year Ending
             December 31,                                     Amount
             ------------                                     ------

                 2005                                       $       28
                 2006                                                9
                                                            ----------
                 Total                                              37

             Less amount representing an interest rate
                 of 9.5%                                            (2)
                                                            ----------
             Present value of minimum lease payments                35

             Less current portion                                   26
                                                            ----------

             Long-term portion                              $        9
                                                            ==========

      The current and long-term portions of capital lease obligations are included in notes payable and capital lease obligations in the accompanying consolidated balance sheets (see Note 6).

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 8 - INCOME TAXES

      The components of the provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                        2004         2003          2002
                                                      ---------    ---------    ---------
                                                     (Restated)
   Current:
       Federal                                        $   1,216    $   2,410    $   1,616
       State                                                457          682          453
                                                      ---------    ---------    ---------
           Total current                                  1,673        3,092        2,069
                                                      ---------    ---------    ---------

   Deferred:
       Federal                                          (13,512)          58         (155)
       State                                             (4,107)          12          (32)
                                                      ---------    ---------    ---------
           Total deferred                               (17,619)          70         (187)
                                                      ---------    ---------    ---------
           Totals                                     $ (15,946)   $   3,162    $   1,882
                                                      =========    =========    =========

      The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 were related to the following:

                                                        2004         2003
                                                      ---------    ---------
                                                     (Restated)
Deferred tax assets:
   Stock option expense                               $  18,178    $      --
   Deferred revenues                                        371          556
   Deferred rent                                            124          151
   Current state taxes                                       77          247
   Provision for doubtful accounts                           82           93
           Other accrued liabilities                         57           88
   Other                                                      6           --
                                                      ---------    ---------
                                                         18,895        1,135
                                                      ---------    ---------

Deferred tax liabilities:
   Fixed assets                                            (345)        (152)
   Intangible assets                                     (4,157)          --
   Other                                                    (24)         (22)
                                                      ---------    ---------
                                                         (4,526)        (174)
                                                      ---------    ---------

Deferred tax assets, net                              $  14,369    $     961
                                                      =========    =========

      The provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations are different than those computed based on the applicable statutory Federal income tax rate of 34% in 2004, 2003 and 2002 as shown below:

                                                        2004         2003          2002
                                                      ---------    ---------    ---------
                                                     (Restated)
           Federal income tax provision (benefit)
              at statutory income tax rate            $ (13,532)   $   2,581    $   1,588
           State taxes, net of Federal benefit           (2,197)         458          278
           Non-deductible expense                            38           63           35
           Deferred compensation                           (198)          --           --
           Other                                            (57)          60          (19)
                                                      ---------    ---------    ---------

           Income tax provision (benefit)             $ (15,946)   $   3,162    $   1,882
                                                      =========    =========    =========

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

The Company's Stock Option Plans (continued)
--------------------------------------------

      A summary of the status of options granted under the five stock option plans and outside of those plans as of December 31, 2004, 2003 and 2002 and changes in options outstanding during the years then ended is presented in the table that follows:

                                           2004                         2003                        2002
                               ---------------------------  --------------------------   --------------------------
                                                Weighted                     Weighted                    Weighted
                                                 Average                      Average                     Average
                                  Shares        Exercise       Shares        Exercise       Shares       Exercise
                              (in thousands)     Price     (in thousands)     Price     (in thousands)     Price
                               -----------    -----------   -----------    -----------   -----------    -----------
Outstanding at
     beginning of year               1,648    $      6.57         1,751    $      1.43         1,744    $      1.25
Options granted                        705          13.88           863          10.78           125           3.73
Options granted in
     exchange for TOC
     options (see Note 3)            4,012           0.98            --             --            --             --
Options exercised                     (723)          1.77          (960)          0.98           (80)          1.31
Options canceled
     or expired                        (12)          5.71            (6)          1.74           (38)          1.81
                               -----------                  -----------                 -----------
Options outstanding
     at end of year                  5,630    $      4.12         1,648    $      6.57         1,751    $      1.43
                               ===========                  ===========                 ===========

                                                                 2004                 2003                2002
                                                            --------------       --------------      -------------
Option price range at end of year                           $0.92 - $15.75       $1.20 - $12.50      $0.90 - $4.00

Options available for grant at end of year                       3,370                 --                  419

Weighted-average fair value of 705; 863; and
   125 options granted during 2004, 2003 and 2002,
   respectively, with an exercise price equal to
   the market price at the date of grant                      $   8.21            $   7.20              $  2.36

Weighted-average fair value of 4,012 options
   granted during 2004 with an exercise price
   less than the market price at the date of grant            $  13.08            $    --               $    --

      The following table summarizes information about stock options outstanding at December 31, 2004, all of which are at fixed prices:

                                           Options Outstanding              Options Exercisable
                                       ---------------------------     -----------------------------
                                             Weighted Average                            Weighted
   Range of             Number          Remaining                          Number           Average
   Exercise           Outstanding      Contractual      Exercise         Exercisable       Exercise
    Prices          (in thousands)        Life            Price        (in thousands)        Price
---------------     --------------     -----------     -----------     --------------     ----------
$ 0.92 - $ 1.20            3,519        2.9 years       $    0.93             3,519        $   0.93
$ 1.40 - $ 3.08              457        2.2 years       $    1.55               457        $   1.55
$ 3.20 - $ 6.14              224        2.4 years       $    4.11               121        $   3.48
$11.60 - $15.75            1,430        6.5 years       $   12.80               482        $  12.69
                      ----------                                         ----------
                           5,630                        $    4.12             4,579        $   2.30
                      ==========                                         ==========

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 9 - EQUITY TRANSACTIONS (CONTINUED)

Changes in Outstanding Common Shares of TOC and Shares Owned by the Company
---------------------------------------------------------------------------

      The changes in the number of outstanding common shares of TOC and the changes in the number of shares and the percentage owned by the Company during 2004, 2003 and 2002 are summarized below:

                                            Common Shares          Owned by the Company
                                             Outstanding       ---------------------------
                                                of TOC            Shares          Percent
                                              ----------       -----------      ----------
Balance January 1, 2002                           10,524             8,818           83.8%
                                                                                ==========

Effects of shares issued by TOC                       18                --
                                              ----------       -----------

Balance December 31, 2002                         10,542             8,818           83.6%
                                                                                ==========
Effects of shares issued by TOC                      126                --
                                              ----------       -----------

Balance December 31, 2003                         10,668             8,818           82.7%
                                                                                ==========
Effects of shares issued by TOC                       40                --
                                              ----------       -----------

Balance September 8, 2004                         10,708             8,818           82.4%
                                              ==========       ===========      ==========

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

      A summary of the status of TOC's 1997 Plan at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented in the table below:

                                          2004                       2003                      2002
                                ------------------------   ------------------------   ------------------------
                                               Weighted                   Weighted                   Weighted
                                  Shares        Average      Shares       Average      Shares         Average
                                 or Price      Exercise     or Price      Exercise    or Price       Exercise
                                Per Share        Price     Per Share       Price      Per Share        Price
                                ----------    ----------   ----------    ----------   ----------    ----------
Options outstanding at
   beginning of year                 2,487    $     1.60        2,492    $     1.59        2,505    $     1.60
Options exercised                       18          1.83           --            --           (4)         1.50
Options cancelled                       --            --           (5)         1.50           (9)         1.50
                                ----------                 ----------                 ----------
Options exchanged for
   Company options
    (see Note 3)                    (2,469)   $     1.59
Options outstanding at
   end of year                          --            --        2,487    $     1.60        2,492    $     1.59
                                ==========                 ==========                 ==========

Option price range at
      end of year                       --                $1.50-$5.00                $1.50-$5.00

Options available for
      grant at end of year              --                        505                        500

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

      The Company is leasing its administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders and officers of the Company. The lease agreements currently require monthly rent payments aggregating to approximately $20. These lease agreements expire on December 31, 2005. Rent expense totaled approximately $244, $242 and $237 in, 2004, 2003 and 2002, respectively.

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

      Information with respect to these reportable segments for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                              Income (Loss)
                                              Before Income                                 Additions to
                                                Taxes and                    Depreciation    Property,
                                                Minority         Total           and         Plant and
                                 Revenues       Interest         Assets      Amortization   Improvements
                               ------------   ------------    ------------   ------------   ------------
2004 (Restated)
---------------
TOC                            $     34,596   $      9,954    $     21,872   $        779   $      1,938
Membership Division                   5,358            354           6,857            344            611
                               ------------   ------------    ------------   ------------   ------------
     Subtotal of Segments            39,954         10,308          28,729          1,123          2,549
Corporate*                               --        (49,732)         70,940            136             --
                               ------------   ------------    ------------   ------------   ------------
     Totals                    $     39,954   $    (39,424)   $     99,669   $      1,259   $      2,549
                               ============   ============    ============   ============   ============

2003
----
TOC                            $     26,835   $      9,315    $     13,855   $        558   $      1,274
Membership Division                   4,853           (619)          5,993            322            650
                               ------------   ------------    ------------   ------------   ------------
     Subtotal of Segments            31,688          8,696          19,848            880          1,924
Corporate*                               --         (1,043)             --             --             --
                               ------------   ------------    ------------   ------------   ------------
     Totals                    $     31,688   $      7,653    $     19,848   $        880   $      1,924
                               ============   ============    ============   ============   ============

2002
----
TOC                            $     16,680   $      4,457    $      7,476   $        341   $        931
Membership Division                   4,713            164           4,354            308            169
                               ------------   ------------    ------------   ------------   ------------
     Totals                    $     21,393   $      4,621    $     11,830   $        649   $      1,100
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

      Programming and talent commitments of the Company, estimated to aggregate approximately $6,394 as of December 31, 2004 included $5,994 for programming, and $400 for a talent contract. Such fees are payable over several years, as part of the normal course of business as follows:

               Years Ending
               December 31,                     Amount
               ------------                     ------

                  2005                       $     2,417
                  2006                             2,233
                  2007                             1,644
                  2008                               100
                                             -----------

                       Total                 $     6,394
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

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            Three Months Ended
                                          ------------------------------------------------------
                                            March 31      June 30     September 30   December 31
                                          -----------   -----------   -----------    -----------
                                                                      (Restated)
2004
   Revenue                                $     9,220   $     9,569   $    10,965    $    10,200
   Income (loss) from operations*               2,290         1,757       (45,706)         2,120
   Net Income (loss)*                           1,113           844       (27,705)         1,588
   Earnings (loss) per common share:
        Basic                             $      0.08   $      0.06   $     (1.75)   $      0.09
        Diluted                           $      0.06   $      0.04   $     (1.75)   $      0.07

2003
   Revenue                                $     7,444   $     7,181   $     8,443    $     8,620
   Income from operations                       1,856         1,361         2,577          1,833
   Net income                                     921           667         1,285            721
   Earnings per common share:
        Basic                             $      0.07   $      0.05   $      0.09    $      0.05
        Diluted                           $      0.06   $      0.05   $      0.08    $      0.03

      All per share data has been adjusted to reflect the 5 for 2 forward split of our stock effective September 15, 2004. (See Note 1)

      * The exchange of vested options by Outdoor Channel Holdings for vested options of employees of TOC resulted in a charge to net income in the consolidated statement of operations on September 8, 2004 equal to the value of the options issued on that date and a credit for the related income tax benefit. Outdoor Channel Holdings issued fully-vested options to purchase approximately 3,687 shares in exchange for fully-vested options of employees of TOC on September 8, 2004. On that day, the market price of one share of common stock of Outdoor Channel Holdings was $14.00. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $47,983 and recognized an income tax benefit of $19,098 or a net charge of $28,885.

NOTE 16 - RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

      This Form 10-K/A and the restated consolidated financial statements and certain notes included herein reflect the effects of a decrease in the compensation expense in the year ended December 31, 2004 resulting from a correction of our accounting treatment of certain of the options we issued in connection with the acquisition on September 8, 2004 of the remaining minority interest in The Outdoor Channel, Inc. that we did not previously own. This Form 10-K/A amends our previously filed Form 10-K for the year ended December 31, 2004 to reflect a decrease in the non-cash, non-recurring charge to compensation expense from the exchange of employee stock options to $47,983, instead of $52,233 as previously reported, and corresponding changes to total expenses, income (loss) from operations, income (loss) before taxes and minority interest, income tax provision (benefit), income (loss) before minority interest, net income (loss), earnings (loss) per share, retained earnings and deferred tax asset, net. Further, consideration paid for the minority interest reflects an increase of $4,250 with a corresponding increase in goodwill. The income tax provision (benefit) decreased from $17,637 to $15,946, a decrease of $1,691. In addition, corresponding changes have been made to the unaudited quarterly financial information for the three months ended September 30, 2004 presented in Note 15 to the consolidated financial statements.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 16 - RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ACCOUNTING FOR ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES IN BUSINESS
COMBINATIONS

      In accordance with APB Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"), and Emerging Issues Task Force Consensus 00-23, Issues Related to the Accounting for Stock Based Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 ("EITF 00-23") we have corrected our accounting for stock options issued to a non-employee as a result of the options being assumed by Outdoor Channel Holdings from its subsidiary TOC in connection with the acquisition of the remaining minority interest of TOC that Outdoor Channel Holdings did not already own. As previously reported, the value of these options was treated on the same basis as employee options and was expensed when assumed as "Compensation expense from exchange of stock options". Since the options were fully-vested and the holder was no longer an employee as of the date of the merger, the value of these options has now been treated as additional consideration paid by Outdoor Channel Holdings for the remaining stock of TOC and ultimately included in goodwill.

THE EFFECT ON THE CONSOLIDATED BALANCE SHEETS

      As a result of the restatement, as of December 31, 2004 the accumulated deficit decreased from the previously reported $20,016 to $17,457 as restated as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Further, total stockholders' equity increased from the previously reported $90,923 to $93,482.

      As of December 31, 2004, goodwill increased from the previously reported $39,418 to $43,668 while net deferred tax assets decreased from the previously reported $16,554 to $14,863. Total assets also increased from $97,110 to $99,669.

THE EFFECT ON THE CONSOLIDATED STATEMENTS OF OPERATIONS

      For the year ended December 31, 2004 net loss attributable to common stockholders decreased from ($26,719) as previously reported or ($1.67) per share to ($24,160) or ($1.51) per share as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. This decrease in net loss is a result of two components decreasing. The non-cash, non-recurring charge to compensation expense from the exchange of employee stock options decreased from $52,233 to $47,983. The income tax provision (benefit) decreased from $17,637 to $15,946 a decrease of $1,691. As a result, net loss decreased by $2,559.

      The impact of the restatement as of and for the year ended December 31, 2004 is summarized as follows:

                                               As originally
Impact Summary                                   reported      As restated       Change
--------------                                  -----------    -----------    -----------
Deferred tax assets, net                        $    16,554    $    14,863    $    (1,691)
Goodwill                                             39,418         43,668          4,250
Total assets                                         97,110         99,669          2,559
Accumulated deficit                                 (20,016)       (17,457)         2,559
Total stockholders' equity                           90,923         93,482          2,559

Loss from operations                                (43,789)       (39,539)         4,250

Net loss                                            (26,719)       (24,160)         2,559

Loss per  common share (basic and diluted)      $     (1.67)   $     (1.51)   $      0.16

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 16 - RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE EFFECT ON THE CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      As a result of the restatement, as of December 31, 2004 the components of additional paid-in capital have changed. Stock and stock options exchanged for stock and non-employee stock options of subsidiary have increased from $49,850 as previously reported to $54,100, an increase of $4,250 as restated as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Further the effect of exchange of stock options for employee stock options of subsidiary decreased from the previously reported $52,233 to $47,983, a decrease of $4,250. The income tax provision (benefit) decreased from $17,637 to $15,946, a decrease of $1,691. As a result, net loss decreased by $2,559. Further, accumulated deficit decreased from ($20,016) to ($17,457), also a net decrease of $2,559.

THE EFFECT ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

      As a result of the restatement, three items on the statement of cash flow were adjusted. Net income (loss) decreased from a loss of ($26,719) as previously reported to a loss of ($24,160), a decrease of $2,559. Compensation expense from exchange of employee stock options decreased from $52,233 as previously reported to $47,983, a decrease of $4,250. Deferred tax provision (benefit), net decreased from $19,310 as previously reported to $17,619, a decrease of $1,691. As a result net cash provided by operations was unchanged.

THE EFFECT ON NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: EARNINGS (LOSS) PER SHARE AND PRO FORMA EFFECTS OF STOCK OPTIONS

      For the year ended December 31, 2004 net income (loss) - basic improved from ($26,719) as previously reported to ($24,160) as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. Stock-based employee compensation expense included in reported net loss, net of tax effects decreased for the year ended December 31, 2004 from $31,444 as previously reported to $28,885.

      Further as required by SFAS 123 and disclosed in Note 2, stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects, for the year ended December 31, 2004 decreased from $36,063 as previously reported to $2,780. As a result, pro forma basic net loss changed from a loss of $31,338 for the year ended
December 31, 2004 as previously reported to net income of $1,945. The amounts originally reported approximated the fair value of the options issued by the Company at the date they were exchanged for options of TOC in connection with the acquisition of the minority interest. The adjusted amounts reflect the excess of the fair value of the options issued by the Company at the date of the exchange over the fair value of the TOC options immediately before the exchange. Such excess was immaterial.



      The impact of the restatement for year ended December 31, 2004 is summarized as follows:

                                                        As originally
Impact Summary                                             reported      As restated      Change
--------------                                            -----------    -----------    -----------
Net loss                                                  $   (26,719)   $   (24,160)   $     2,559
Add: Stock -based employee compensation expense
included in reported net loss, net of tax effects              31,444         28,885         (2,559)

Deduct: Stock -based employee compensation expense
assuming a fair value based method had been used for
all awards, net of tax effects                                (36,063)        (2,780)        33,283
                                                          -----------    -----------    -----------

Pro forma - basic                                         $   (31,338)   $     1,945    $    33,283
                                                          -----------    ===========    -----------

Basic earnings (loss) per common share
      As reported                                         $     (1.67)   $     (1.51)   $      0.16
      Pro forma                                           $     (1.96)   $      0.12    $      2.08

Diluted earnings (loss) per common share
      As reported                                         $     (1.67)   $     (1.51)   $      0.16

       Pro forma                                          $     (1.96)   $      0.10    $      2.06

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 16 - RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE EFFECT ON NOTE 3 ACQUISITION OF MINORITY INTEREST OF THE OUTDOOR CHANNEL,
INC.

      As a result of the restatement, as of December 31, 2004 the total of the acquisition costs of the minority interest in TOC by Outdoor Channel Holdings was increased from $50,735 as previously reported to $54,985, an increase of $4,250. Further the allocation of the acquisition costs to goodwill increased from $39,418 as previously reported to $43,668.

      The impact of the restatement as of December 31, 2004 is summarized as follows:

                                                           As originally
Impact Summary                                                reported      As restated      Change
--------------                                               -----------    -----------    -----------
Multiple system operators relationships                      $    10,573    $    10,573    $        --
Advertising customer relationships:
           Short form                                              1,351          1,351             --
           Long form                                                 621            621             --
                                                             -----------    -----------    -----------

Total identifiable intangible assets                              12,545         12,545             --

Goodwill                                                          39,418         43,668          4,250

Deferred tax liability associated with intangible assets          (4,212)        (4,212)            --

Minority interest in subsidiary                                    2,984          2,984             --
                                                             -----------    -----------    -----------

Aggregate purchase price                                     $    50,735    $    54,985    $     4,250
                                                             ===========    ===========    ===========

THE EFFECT ON NOTE 8 INCOME TAXES.

      As a result of the restatement, as of December 31, 2004 the total of the provision (benefit) for income taxes decreased from $17,637 as previously reported to $15,946, a decrease of $1,691.

      The impact of the restatement as of December 31, 2004 is summarized as follows:


                                             As originally
Impact Summary                                  reported     As restated      Change
--------------                                -----------    -----------    -----------
Current:
  Federal                                     $     1,216    $     1,216    $        --
  State                                               457            457             --
                                              -----------    -----------    -----------
     Total Current                                  1,673          1,673             --
                                              -----------    -----------    -----------
Deferred:
  Federal                                         (14,957)       (13,512)         1,445
  State                                            (4,353)        (4,107)           246
                                              -----------    -----------    -----------
    Total Deferred                                (19,310)       (17,619)         1,691
                                              -----------    -----------    -----------

    Totals                                    $   (17,637)   $   (15,946)   $     1,691
                                              ===========    ===========    ===========

Federal income tax provision (benefit)
    at statutory income tax rate              $   (14,849)   $   (13,532)   $     1,317
State taxes, net of federal benefit                (2,571)        (2,197)           374
Non-deductible expenses                                38             38             --
Deferred compensation                                (198)          (198)            --
Other                                                 (57)           (57)            --
                                              -----------    -----------    -----------
Income tax provision (benefit)                $   (17,637)   $   (15,946)   $     1,691
                                              ===========    ===========    ===========

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 16 - RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

THE EFFECT ON NOTE 11 SEGMENT INFORMATION

      For the year ended December 31, 2004 loss before income taxes and minority interest attributed to our corporate unit decreased from $53,982 as previously reported to $49,732 as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC. The Corporate unit's total assets increased to $70,940 from $68,381 as previously reported, as a result of the corrected treatment of the non-employee stock options assumed by Outdoor Channel Holdings from its subsidiary TOC.

      The impact of the restatement as of and for the year ended December 31, 2004 is summarized as follows:

                                                            As originally
Impact Summary                                                 reported      As restated      Change
--------------                                                -----------    -----------    -----------
Total assets:
   TOC                                                        $    21,872    $    21,872    $        --
   Membership division:                                             6,857          6,857             --
                                                              -----------    -----------    -----------

          Subtotal of segments                                     28,729         28,729             --
   Corporate                                                       68,381         70,940          2,559
                                                              -----------    -----------    -----------

           Totals                                             $    97,110    $    99,669    $     2,559
                                                              ===========    ===========    ===========

Income (loss) before income taxes and minority interest:
   TOC                                                        $     9,954    $     9,954    $        --
  Membership division:                                                354            354             --
                                                              -----------    -----------    -----------

          Subtotal of segments                                     10,308         10,308             --
   Corporate                                                      (53,982)       (49,732)         4,250
                                                              -----------    -----------    -----------

           Totals                                             $   (43,674)   $   (39,424)   $     4,250
                                                              ===========    ===========    ===========

THE EFFECT ON NOTE 15 QUARTERLY FINANCIAL INFORMATION (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

      For the three months ended September 30, 2004 the net loss attributable to common stockholders improved by $2,559 or $0.17 per share from $30,264 as previously reported or $1.92 per share to $27,705 or $1.75 per share as a result of the decreased compensation expense in connection with the acquisition of the remaining minority interest in The Outdoor Channel, Inc. that we did not previously own.

      The impact of the restatement for the three months ended September 30, 2004 is summarized as follows:

                                                         As originally
                                                           reported      As restated      Change
                                                          -----------    -----------    -----------
Note 15 Quarterly Financial Information (Unaudited)

Loss from operations                                      $   (49,956)   $   (45,706)   $     4,250

Net loss                                                  $   (30,264)   $   (27,705)   $     2,559

Loss per common share
    Basic                                                 $     (1.92)   $     (1.75)   $      0.17
    Diluted                                               $     (1.92)   $     (1.75)   $      0.17


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

      The Company has amended its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to reflect the restatements of the Company's consolidated financial statements included in such reports. In connection with this amended Form 10-K, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. In making this evaluation, it considered matters relating to the restatement of its consolidated financial statements. The errors giving rise to the restatements relate to the failure to recognize in the quarter ended September 30, 2004 that a former employee of The Outdoor Channel, Inc. was not an employee at the time of the consummation of the acquisition of the remaining minority interest in The Outdoor Channel, Inc. that Outdoor Channel Holdings, Inc. did not previously own. The intrinsic value of the options issued by the Company to this former employee was improperly accounted for as a non-cash, non-recurring charge to operating expense, but should have instead been accounted for as part of the purchase price of such acquisition. More specifically, the Company believes that the presence of these accounting errors constitute a material weakness in internal controls and the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004 due to this material weakness in the Company's internal control over financial reporting of complex, non-standard transactions.

      To address the Company's material weakness relating to the accounting and disclosure for complex and non-standard transactions such as the acquisition of the remaining minority interest in The Outdoor Channel, Inc., the Company has engaged additional resources to advise the Company's management on the financial reporting and accounting treatment of complex transactions.

      In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as currently in effect, including the remedial actions described above. As a result of the remedial actions implemented by the Company, the Company has concluded that, as of this date, the Company's disclosure controls and procedures are effective.

      During the fiscal quarter ended December 31, 2004, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to December 31, 2004, the Company took the remedial actions described above.

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

CLASSIFIED BOARD

      Our board of directors is divided into three classes. The term of office and directors consisting of each class is as follows:

-----------------------------------------------------------------------------------------------------
CLASS         DIRECTORS                 TERM OF OFFICE
-----------------------------------------------------------------------------------------------------
Class I       Jerry R. Berglund         Expires at the annual meeting of stockholders in 2005 and at
              Ray V. Miller             each third succeeding annual meeting thereafter.
-----------------------------------------------------------------------------------------------------
Class II      David C. Merritt          Expires at the annual meeting of stockholders in 2006 and at
              Thomas H. Massie          each third succeeding annual meeting thereafter.
              Elizabeth J. Sanderson
-----------------------------------------------------------------------------------------------------
Class III     Perry T. Massie           Expires at the annual meeting of stockholders in 2007 and at
              T. Bahnson Stanley        each third succeeding annual meeting thereafter.
-----------------------------------------------------------------------------------------------------

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

CODE OF CONDUCT AND ETHICS

      The board of directors has adopted a code of conduct and ethics that applies not only to the Company's principal executive officer, principal financial officer and principal accounting officer as required by the Securities and Exchange Commission, but also to all of its employees. The full text of the code is published on the Company's web site at www.outdoorchannelholdings.com in the "Corporate Governance" section. If the Company makes any amendments to, or grants any waivers of, a provision of the code of conduct and ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, the Company intends to disclose such amendment or waiver on its website. Information on the Company's website, however, does not form a part of this annual report on Form 10-K/A.

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

                                                  SUMMARY COMPENSATION TABLE

                                 -------------------------------------------------------------------------------------------
                                                                 Other Annual     Restricted     Securities      All Other
                                                    Bonus ($)    Compensation    Stock Awards    Underlying     Compensation
Name and Principal Position      Year   Salary ($)     (1)          ($) (2)           ($)       Options (#)       ($) (3)
---------------------------      ----   ----------  ---------    ------------    ------------   -----------     ------------
Perry T. Massie, CEO             2004    191,538     103,086           -               -             -             4,875
                                 2003    164,448      70,382           -               -             -             72,547
                                 2002    138,680      44,675           -           4,500(4)          -             7,113

William A. Owen, CFO             2004    171,923      41,960           -               -             -              982
  and Controller(5)              2003     28,846      21,000           -               -          500,000            -

Thomas H. Massie,                2004    192,256      94,720           -               -             -             4,875
  Executive VP                   2003    146,058      66,240           -               -             -             76,405
                                 2002    137,000      35,570           -           4,500(4)          -             7,113

Andrew J. Dale, CEO              2004    208,731     170,160           -               -             -             6,262
  and Co- President of The       2003    178,154      62,000           -               -             -             5,345
  Outdoor Channel, Inc.          2002    132,000      48,750           -               -             -             8,773

Thomas E. Hornish                2004    10,000(6)      --             -         1,042,500(7)     125,000            -
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

                                     OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                         ---------------------------------------------------------
                                                                                           POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                          PERCENT OF                                           ANNUAL RATES OF
                          NUMBER OF     TOTAL OPTIONS                                            STOCK PRICE
                         SECURITIES       GRANTED TO                                           APPRECIATION FOR
                         UNDERLYING       EMPLOYEES     EXERCISE OR                            OPTION TERM (1)
                           OPTIONS        IN FISCAL      BASE PRICE     EXPIRATION      -------------------------
       NAME              GRANTED (#)         YEAR          ($/SH)          DATE           5% ($)         10% ($)
       ----              -----------    ------------    -----------     ----------      ----------     ----------
Thomas E. Hornish          125,000           17.7          $13.90      12/13/2009         480,039      1,060,761

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

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION VALUES

                                                      Number of Securities             Value of Unexercised
                                                 Underlying Unexercised Options      in-the-Money Options at
                                                      at Fiscal Year-End(#)            Fiscal Year-End ($)
                          Shares
                         Acquired
                            on         Value
                         Exercise    Realized
      Name                  (#)         ($)       Exercisable    Unexercisable     Exercisable    Unexercisable
--------------------    ----------  ----------   ------------    -------------    ------------    -------------
Perry T. Massie              -           -          487,500            -            6,326,239           -
Thomas H. Massie             -           -          487,500            -            6,326,239           -
Andrew J. Dale               -           -          406,250            -            5,271,866           -
Thomas E. Hornish            -           -             -            125,000             -               -
William A. Owen              -           -          175,000         325,000          402,500         747,500

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

      The following table summarizes information about our equity compensation plans at December 31, 2004:

                                                                                         (D)

                                                                                      NUMBER OF
                                                  (B)                                SECURITIES
                                 (A)                                              REMAINING AVAILABLE
                                               NUMBER OF             (C)          FOR FUTURE ISSUANCE
                              NUMBER OF     SECURITIES TO BE                         UNDER EQUITY
                              SHARES OF       ISSUED UPON     WEIGHTED-AVERAGE    COMPENSATION PLANS
                              RESTRICTED      EXERCISE OF     EXERCISE PRICE OF       (EXCLUDING
                             STOCK ISSUED     OUTSTANDING        OUTSTANDING     SECURITIES REFLECTED
                             (SUBJECT TO   OPTIONS, WARRANTS  OPTIONS, WARRANTS   IN COLUMNS (A) AND
                               VESTING)       AND RIGHTS         AND RIGHTS               (B))
                             ------------  -----------------  -----------------  ---------------------
Equity compensation
plans approved by
security holders               75,000         5,629,875           $ 4.12            3,370,000(1)
                             ------------  -----------------  -----------------  ---------------------
Equity compensation
plans not approved by
security holders (2)             --               --                --                   --

                                75,000         5,629,875           $ 4.12            3,370,000(1)
                             ============  =================  =================  =====================

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

              NAME AND ADDRESS OF BENEFICIAL              SHARES BENEFICIALLY
              OWNER OR IDENTITY OF GROUP (1)                   OWNED (2)
              ------------------------------           ------------------------
                                                         NUMBER         PERCENT
                                                         ------         -------
      Thomas H. Massie (3)........................      7,321,837        38.5%
      Perry T. Massie (4).........................      7,313,407        38.5%
      Musk Ox Investments, LP (5).................      3,226,655        17.4%
      Elizabeth J. Sanderson (6)..................      1,305,592         6.7%
      Ray V. Miller (7)...........................      1,146,300         6.0%
      Jerry R. Berglund (8).......................        811,674         4.3%
      Andrew J. Dale (9)..........................        485,250         2.6%
      William A. Owen (10)........................        225,000         1.2%
      David C. Merritt (11).......................         75,000          <1%
      T. Bahnson Stanley (12).....................         75,000          <1%
      Thomas E. Hornish (13)......................        100,000          <1%
      Richard K. Dickson II (14)..................      1,849,664         9.8%
         42950 Calle Sauza,
         Temecula, CA 92590
      All directors and executive
         officers as a group (10 persons) (15)....     15,498,125        69.7%

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

(15) Includes our current directors' and executive officers' shares listed above, including a total of 3,718,750 shares subject to options exercisable within 60 days of March 15, 2005.

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

               NAME OF OWNER OR ENTITY
               -----------------------
                                                  SHARES        OPTIONS
                                                  ------        -------

      Thomas H. Massie........................     21,437      487,500
      Perry T. Massie.........................      9,595      487,500
      Musk Ox Properties, LP (1)..............      3,100           --
      Elizabeth J. Sanderson (2)..............    430,592      812,500
      Ray V. Miller...........................    428,050      650,000
      Jerry R. Berglund (3)...................    336,702      325,000
      Andrew J. Dale..........................     16,250      406,250

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

(A) THE FOLLOWING DOCUMENTS ARE INCLUDED AS PART OF THIS ANNUAL REPORT ON FORM 10-K/A.

Index to Financial Statements
Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
 Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(B)   EXHIBITS

Exhibit
Number          Description
-------         -----------

2.1 Amended and Restated Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector's Association of America, Inc. dated as of April 20, 2004, as amended and restated as of May 12, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference)
2.2 Agreement and Plan of Merger between Outdoor Channel Holdings, Inc., a Delaware corporation, and Outdoor Channel Holdings, Inc., an Alaska corporation, dated as of September 8, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
3.1 Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
3.2 By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
4.1 Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above)
10.1 Letter of intent dated August 27, 1993, regarding the proposed acquisition of Gold Prospector's Association of America, Inc. by the Company (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).
10.2 Agreement and Plan of Reorganization dated February 13, 1995, by and between the Registrant and Gold Prospector's Association of America, Inc. (filed as Exhibit B to the Company's Form 8-K dated February 13, 1995 and incorporated herein by reference).
10.3 Confidential Severance Agreement and General Release by and among Richard K. Dickson II, Outdoor Channel Holdings, Inc, and the other parties named therein dated December 16, 2003 (filed as Exhibit 99.1 to the Company's Form 8-K dated December 16, 2003 and incorporated herein by reference).
10.4 Registration Rights Agreement by and among Outdoor Channel Holdings, Inc. and Richard K. Dickson II dated December 16, 2003 (filed as
          Exhibit 99.2 to the Company's Form 8-K dated December 16, 2003 and incorporated herein by reference).
10.5 Channel Stock Pledge Agreement between Richard K. Dickson II and Outdoor Channel Holdings, Inc. dated December 16, 2003 (filed as
          Exhibit 99.3 to the Company's Form 8-K dated December 16, 2003 and incorporated herein by reference).
10.6 Form of Indemnification Agreement between Outdoor Channel Holdings, Inc. and its directors and certain executive officers (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2004 that was filed on November 12, 2004 and incorporated herein by reference).
10.7 Revolving Credit Agreement and related agreements by and between the Company and U.S. Bank N.A. dated September 30, 2004 (filed as Exhibit
          10.2 to the Company's Form 10-Q for the quarter ended September 30, 2004 that was filed on November 12, 2004 and incorporated herein by reference).
10.8 1995 Stock Option Plan (filed as Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference).
10.9 Form of Stock Option Agreement pursuant to the Company's 1995 Stock Option Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.10 The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.11 Form of Stock Option Agreement pursuant to The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.12 Non-Statutory Stock Option Plan and Agreement, dated as of November 13, 2003, by and between the Company and William A. Owen, as amended (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.13     Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit
          4.1 to the Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.14 Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan. (filed as Exhibit 10.13 to the Company's Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)
10.15 2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.16 Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company's Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.17 Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company's Form 8-K dated December 20, 2004 and incorporated herein by reference).
21.1 Subsidiaries of Registrant (filed as Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2004 that was filed on March 31, 2005 and incorporated herein by reference)
23.1      Consent of J.H. Cohn LLP, Independent Registered Public Accounting
          Firm
24.1 Power of Attorney (filed as Exhibit 24.1 to the Company's Form 10-K for the year ended December 31, 2004 that was filed on March 31, 2005 and incorporated herein by reference)
31.1      Certification by Chief Executive Officer
31.2      Certification by Chief Financial Officer
32.1**    Section 1350 Certification by Chief Executive Officer
32.2**    Section 1350 Certification by Chief Financial Officer

-----------

** Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Annual Report on Form 10-K/A and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OUTDOOR CHANNEL HOLDINGS, INC.

                                       By: /s/ Perry T. Massie
                                           ---------------------------------
                                       Perry T. Massie, President
                                       Dated: May 12, 2005


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                                DATE
             ---------                           -----                                ----
/s/ Perry T. Massie                   Chief Executive Officer,                    May 12, 2005
---------------------------------     President and Chairman of  the
Perry T. Massie                       Board (Principal Executive Officer)


/s/ William A. Owen                   Chief Financial Officer and                 May 12, 2005
---------------------------------     Controller (Principal Financial
William A. Owen                       and Accounting Officer)


                                      Executive Vice President, Secretary         May 12, 2005
---------------------------------     and Vice Chairman of the Board
Thomas H. Massie


/s/ Jerry R. Berglund                 Director                                    May 12, 2005
---------------------------------
Jerry R. Berglund


/s/ David C. Merritt                  Director                                    May 12, 2005
---------------------------------
David C. Merritt


/s/ Ray V. Miller                     Director                                    May 12, 2005
---------------------------------
Ray V. Miller


/s/ Elizabeth J. Sanderson            Director                                    May 12, 2005
---------------------------------
Elizabeth J. Sanderson


/s/ T. Bahnson Stanley                Director                                    May 12, 2005
---------------------------------
T. Bahnson Stanley