Form 10-Q
period 2005-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2005-05-16
CIK 760326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005
                                        --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number: 000-17287
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

                                 (951) 699-4749
                (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
              Class                                       at May 12, 2005
---------------------------------                  -----------------------------
 Common Stock, $0.001 par value                             18,518,739

                             OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

                                      QUARTERLY REPORT ON FORM 10-Q
                                FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                            TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
                                      PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets at March 31, 2005
          (Unaudited) and December 31, 2004 (Restated)...............................................  2

        Unaudited Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 2005 and 2004.........................................  3

        Unaudited Condensed Consolidated Statement of Stockholders'
          Equity for the Three Months Ended March 31, 2005...........................................  4

        Unaudited Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 2005 and 2004.............................................  5

        Notes to Unaudited Condensed Consolidated Financial Statements...............................  6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........ 12

        Risks and Uncertainties...................................................................... 16
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk................................... 25

ITEM 4. Controls and Procedures...................................................................... 25

                                        PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings............................................................................ 26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.................................. 26

ITEM 3. Defaults Upon Senior Securities.............................................................. 26

ITEM 4. Submission of Matters to a Vote of Security Holders.......................................... 26

ITEM 5. Other Information............................................................................ 26

ITEM 6. Exhibits..................................................................................... 26

SIGNATURES........................................................................................... 27

CERTIFICATIONS....................................................................................... 28


                                                  * * *


                        OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands, except per share data)


                                                           MARCH 31,           DECEMBER 31,
                                                             2005                 2004
                                                       ----------------      ----------------
                                                          (unaudited)           (restated)
                                            ASSETS
                                            ------
Current assets:
     Cash and cash equivalents                         $         11,154      $         13,105
     Investment in available-for-sale securities                    687                   741
     Accounts receivable, net of allowance for
         doubtful accounts of $216 and $207                       4,618                 4,848
     Inventories                                                     85                    85
     Income tax refund receivable                                 1,965                 2,291
     Prepaid programming costs                                    1,154                   606
     Other current assets                                           879                    50
                                                       ----------------      ----------------
                Total current assets                             20,542                21,726
                                                       ----------------      ----------------

Property, plant and equipment at cost, net:
     Membership division                                          3,607                 3,527
     Outdoor Channel equipment and improvements                   4,353                 3,199
                                                       ----------------      ----------------
                Property, plant and equipment, net                7,960                 6,726
                                                       ----------------      ----------------
Amortizable intangible assets                                     1,799                 1,939
Deferred tax assets, net                                         15,498                14,863
Goodwill                                                         43,668                43,668
Other non-amortizable intangible assets                          10,573                10,573
Deposits and other assets                                           256                   174
                                                       ----------------      ----------------
                Totals                                 $        100,296      $         99,669
                                                       ================      ================

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses             $          2,464      $          3,705
     Accrued severance payments                                      13                    28
     Current portion of capital lease obligations                    29                    26
     Deferred tax liabilities, net                                  473                   494
     Current portion of deferred revenue                            422                   370
     Customer deposits                                              686                    61
                                                       ----------------      ----------------
                Total current liabilities                         4,087                 4,684

Accrued severance payments, net of current portion                   32                    37
Capital lease obligations, net of current portion                    --                     9
Deferred revenue, net of current portion                          1,113                 1,145
Deferred satellite rent obligations                                 304                   312
                                                       ----------------      ----------------
                Total liabilities                                 5,536                 6,187
                                                       ----------------      ----------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock; 25,000 shares authorized;
         none issued                                                 --                    --
     Common stock, $0.001 par value; 75,000
         shares authorized: 18,519 and
         18,394 shares issued and outstanding                        18                    18
     Additional paid-in capital                                 112,718               111,912
     Deferred compensation                                         (982)               (1,034)
     Accumulated other comprehensive income                          11                    43
     Accumulated deficit                                        (17,005)              (17,457)
                                                       ----------------      ----------------
                Total stockholders' equity                       94,760                93,482
                                                       ----------------      ----------------
                Totals                                 $        100,296      $         99,669
                                                       ================      ================

             See Notes to Unaudited Condensed Consolidated Financial Statements.


                                              2

                      OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share data)


                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  2005             2004
                                                               ----------       ----------
Revenues:
     Advertising                                               $    5,259       $    4,826
     Subscriber fees                                                3,642            3,162
     Membership income                                              1,160            1,232
                                                               ----------       ----------

          Total revenues                                           10,061            9,220
                                                               ----------       ----------

Expenses:
     Satellite transmission fees                                      633              591
     Advertising                                                    1,694            1,314
     Programming                                                      521              395
     Selling, general and administrative                            6,486            4,630
                                                               ----------       ----------

          Total expenses                                            9,334            6,930
                                                               ----------       ----------

Income from operations                                                727            2,290

Other income, net                                                      52               15
                                                               ----------       ----------

Income before income taxes and minority interest                      779            2,305

Income tax provision                                                  327              930
                                                                ----------      ----------

Income before minority interest                                       452            1,375

Minority interest in net income of consolidated subsidiary             --              262
                                                               ----------       ----------

Net income                                                     $      452       $    1,113
                                                               ==========       ==========

Earnings per common share:
     Basic                                                     $     0.02       $     0.08
                                                               ==========       ==========
     Diluted                                                   $     0.02       $     0.06
                                                               ==========       ==========
Weighted average number of common shares outstanding:
   (as adjusted for a five for two split)
     Basic                                                         18,474           14,827
                                                               ==========       ==========
     Diluted                                                       22,397           15,479
                                                               ==========       ==========

            See Notes to Unaudited Condensed Consolidated Financial Statements.


                                             3

                                          OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                           (In thousands)


                                                                                                     ACCUM-
                                                                                                     ULATED
                                                                                                      OTHER
                                                                            ADDITIONAL  DEFERRED     COMPRE-    ACCUM-
                                 PREFERRED STOCK          COMMON STOCK       PAID-IN     COMPEN-     HENSIVE    ULATED
                                SHARES      AMOUNT      SHARES     AMOUNT    CAPITAL     SATION      INCOME    DEFICIT      TOTAL
                               --------    --------    --------   --------   --------   --------    --------   --------    --------
Balance, January 1, 2005,
restated                             --    $     --      18,394   $     18   $111,912     (1,034)   $     43   $(17,457)   $ 93,482

Comprehensive income:
  Net income                                                                                                        452         452
  Effect of change in fair
    value of available-for-
    sale securities, net of
    deferred taxes of $22                                                                                (32)                   (32)
                                                                                                                           --------
  Total comprehensive income                                                                                                    420


Common stock issued upon
  exercise of stock options                                 125                   170                                           170
Amortization of deferred
  compensation                                                                                52                                 52

Tax benefit from exercise
  of non-qualified stock
  options                                                                         636                                           636
                               --------    --------    --------   --------   --------   --------    --------   --------    --------
Balance, March 31, 2005              --    $     --      18,519   $     18   $112,718   $   (982)   $     11   $(17,005)   $ 94,760
                               ========    ========    ========   ========   ========   ========    ========   ========    ========

                                 See Notes to Unaudited Condensed Consolidated Financial Statements


                                                                 4

                          OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         2005              2004
                                                                      -----------      -----------
Operating activities:

  Net income                                                          $       452      $     1,113

  Adjustments to reconcile net income to net cash
    provided by (used in)operating activities:
       Depreciation and amortization                                          575              299
       Provision for doubtful accounts                                          9               --
       Minority interest in net income of consolidated subsidiary              --              262
       Amortization of deferred compensation                                   52               --

  Cash provided by (used in) changes in operating assets and liabilities:
       Accounts receivable                                                    221              (49)
       Inventories                                                             --                1
       Income tax refund receivable                                           326              929
       Prepaid programming costs                                             (548)              --
       Other current assets                                                  (828)             (69)
       Deposits and other assets                                              (82)               3
       Accounts payable and accrued expenses                               (1,241)             (93)
       Accrued severance payments                                             (20)            (159)
       Deferred revenue                                                        20             (420)
       Customer deposits                                                      625               --
       Deferred satellite rent obligations                                     (8)             (17)
                                                                      -----------      -----------

           Net cash provided by (used in) operating activities               (447)           1,800
                                                                      -----------      -----------

Investing activities - purchases of property, plant and equipment          (1,668)            (430)
                                                                      -----------      -----------

Financing activities:

  Principal payments on capital lease                                          (6)             (36)
  Proceeds from exercise of stock options                                     170              834
  Proceeds from common stock subscriptions receivable                          --               30
                                                                      -----------      -----------

           Net cash provided by financing activities                          164              828
                                                                      -----------      -----------

           Net increase (decrease) in cash and cash equivalents            (1,951)           2,198

Cash and cash equivalents, beginning of period                             13,105            7,214
                                                                      -----------      -----------

Cash and cash equivalents, end of period                              $    11,154      $     9,412
                                                                      ===========      ===========

Supplemental disclosures of cash flow information:

  Income taxes paid                                                   $         5      $        --
                                                                      ===========      ===========

Supplemental disclosures of non-cash investing and financing activities:

   Effect of net increase (decrease) in fair value of
     available-for-sale securities, net of deferred taxes             $       (32)     $         1
                                                                      ===========      ===========

                See Notes to Unaudited Condensed Consolidated Financial Statements.


                                                 5

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 1 - ORGANIZATION AND BUSINESS

DESCRIPTION OF OPERATIONS

         Outdoor Channel Holdings, Inc. ("Outdoor Channel Holdings," or collectively with its subsidiaries, the "Company") was reincorporated under the laws of the State of Delaware on September 14, 2004. Originally Outdoor Channel Holdings was incorporated under the name Global Resources, Inc., an Alaska corporation, and was subsequently re-named Global Outdoors, Inc. In 2003, the name was changed to Outdoor Channel Holdings, Inc. The Company acquired the remaining 17.6% minority interest in The Outdoor Channel, Inc. ("TOC"), which it did not previously hold on September 8, 2004. TOC operates The Outdoor Channel which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off road motor sports and other related lifestyle programming.

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

         Other business activities consist of the promotion and sale of a gold mining expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman's which entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of other properties.

RESTATEMENT OF 2004 FINANCIAL STATEMENTS

         In accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), Financial Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), and Emerging Issues Task Force Consensus 00-23, "Issues Related to the Accounting for Stock Based Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" ("EITF 00-23") we have corrected our accounting for stock options issued to a non-employee as a result of the options being assumed by Outdoor Channel Holdings from its subsidiary TOC in connection with the acquisition on September 8, 2004 of the remaining minority interest of TOC that Outdoor Channel Holdings did not already own through an amendment filed on May 13, 2005 to our Annual Report on Form 10-K for the year ended December 31, 2004. As originally reported, the value of these options was treated on the same basis as employee options and was expensed when assumed as "Compensation expense from exchange of stock options". Since the options were fully- vested and the holder was no longer an employee as of the date of the merger, the value of these options has now been treated as additional consideration paid by Outdoor Channel Holdings for the remaining stock of TOC and ultimately included in goodwill.

         The impact of the restatement on the accompanying condensed consolidated balance sheet as of December 31, 2004 is summarized as follows:

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


                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 2 - UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and its results of operations and cash flows for the three months ended March 31, 2005 and 2004. Information included in the consolidated balance sheet, restated, as of December 31, 2004 has been derived from, and certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2004 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-K/A (the "10-K/A") for the year ended December 31, 2004 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K/A.

         Certain amounts in the 2004 unaudited condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

         The results of the Company's operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year ending December 31, 2005.

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

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 3 - EARNINGS PER SHARE

         Effective September 15, 2004 the Company effected a 5 for 2 split of its common stock in connection with its reincorporation in Delaware. All share and per share data has been adjusted where appropriate to reflect this stock split. In addition, the par value of the Company's common stock was changed from $0.02 to $0.001 per share.

         The Company has presented "basic" and "diluted" earnings per common share in the accompanying unaudited condensed consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company and TOC, prior to the acquisition of the remaining minority interest in TOC, were issued during the period if any such issuances have a dilutive effect.

         The computation of diluted earnings per share takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the outstanding stock options of Outdoor Channel Holdings for the three months ended March 31, 2005 and 2004 and TOC for the three months ended March 31, 2004, adjusted for the application of the treasury stock method. The computation of diluted earnings per share for the three months ended March 31, 2004 also takes into account the reduction in net income applicable to common stock attributable to the minority interest (approximately 17.5% to 33.1%) in the net income of TOC that results from the assumed exercise of all of TOC's outstanding stock options. The number of shares potentially issuable by the Company at March 31, 2005 upon the exercise of stock options that were not included in the computation of net earnings per common share because they were anti-dilutive totaled 25. All of the options of the Company and TOC outstanding as of March 31, 2004 were included in the computation of diluted earnings per share.

         The following table summarizes the calculation of net income and the weighted average common shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

                                                                                     Three Months Ended March 31,
                                                                                  ------------------------------------
                                                                                        2005               2004
                                                                                  ---------------     ----------------
Numerators:
     Net income - basic                                                           $           452     $          1,113
     Deduct increase in minority interest attributable to assumed
         exercise of dilutive stock options of The Outdoor Channel                             --                 (225)
                                                                                  ---------------     ----------------
Net income - diluted                                                              $           452     $            888
                                                                                  ===============     ================

Denominators:
     Weighted average common shares outstanding - basic                                    18,474               14,827
     Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for
         the application of the treasury stock method                                       3,923                  652
                                                                                  ---------------     ----------------
Diluted weighted average common shares outstanding                                         22,397               15,479
                                                                                  ===============     ================


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

         The Company's historical net income and earnings per common share and pro forma net income and earnings per common share assuming compensation cost had been determined for the three months ended March 31, 2005 and 2004 based on the fair value at the grant date for all awards by the Company using the Black-Scholes option pricing model consistent with the provisions of SFAS 123, and amortized ratably or over the vesting period, are set forth below:

                                                                                          Three Months Ended March 31,
                                                                                        -------------------------------
                                                                                            2005               2004
                                                                                        -------------     -------------
Net income:
     As reported                                                                        $         452     $       1,113
     Add: stock-based compensation expense included
       in net income                                                                                 --                --
     Deduct:  Stock-based employee compensation expense
       assuming a fair value based method had
       been used for all awards, net of tax effects                                              (397)             (456)
                                                                                        -------------     -------------
     Pro forma                                                                          $          55     $         657
                                                                                        =============     =============

Basic earnings  per share:
     As reported                                                                        $        0.02     $        0.08
     Pro forma                                                                          $        0.00     $        0.04

Diluted earnings per common share:
     As reported                                                                        $        0.02     $        0.06
     Pro forma                                                                          $        0.00     $        0.03


         The fair value of each option granted by the Company in the three months ended March 31, 2004 (no options were granted for the three months ended March 31, 2005) was estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends with the following assumptions:

                                         Three Months Ended
                                           March 31, 2004
                                         ------------------

         Risk-free interest rate                 4%
         Expected dividends                      0%
         Expected life of the option          10 years
         Volatility factor                      79%

         As a result of amendments to SFAS 123, the Company will be required to charge the fair value of employee stock options as of the date of grant to expense over the vesting period beginning with its fiscal quarter ending March 31, 2006.

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 5 - EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK BY THE COMPANY

         During the three months ended March 31, 2005, the Company received cash proceeds of approximately $170 from the exercise of options for the purchase of 125 shares of common stock.

STOCK OPTION PLANS

         Descriptions of Outdoor Channel Holdings' and TOC's stock option plans are included in Note 9 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004. A summary of the status of the options granted under Outdoor Channel Holdings' stock option plans and outside of those plans as of March 31, 2005 and the changes in options outstanding during the three months then ended is presented in the table that follows:

                                                              As of March 31, 2005
                                                        -------------------------------
                                                                       Weighted Average
                                                          Shares        Exercise Price
                                                        ---------      ----------------
Outstanding at beginning of period                          5,630      $           4.12
Options granted                                                --                    --
Options exercised                                            (125)                 1.36
Options canceled or expired                                    (3)                 6.14
                                                        ---------
Options outstanding at end of period                        5,502      $           4.18
                                                        =========


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company is leasing its administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders and officers of the Company. The lease agreements currently require monthly rent payments aggregating to approximately $21. These lease agreements expire on December 31, 2005. Rent expense paid to Musk Ox Properties, LP totaled approximately $63 and $61 in the three months ended March 31, 2005 and 2004, respectively.

NOTE 7 - SEGMENT INFORMATION

         Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), the Company reports segment information in the same format as reviewed by the Company's Chief Operating Decision Maker (the "CODM"). The Company segregates its business activities into TOC and the Membership Division.

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

                 OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 7 - SEGMENT INFORMATION (CONTINUED)

         Information with respect to these reportable segments as of and for the three months ended March 31, 2005 and 2004 follows:

                                               Income (Loss)
As of and for the                              Before Income                                     Additions to
Three Months Ended                               Taxes and                      Depreciation      Property,
------------------                                Minority         Total            and           Plant and
March 31, 2005                   Revenues         Interest         Assets       Amortization     Improvements
--------------                 -----------     -------------     ----------     ------------     -------------
  TOC                          $     8,757     $       1,272     $   21,797     $        361     $       1,511
  Membership Division                1,304                59          4,979               78               157
                               -----------     -------------     ----------     ------------     -------------
      Subtotal of Segments          10,061             1,331         26,776              439             1,668
  Corporate*                            --              (552)        73,520              136                --
                               -----------     -------------     ----------     ------------     -------------
      Totals                   $    10,061     $         779     $  100,296     $        575     $       1,668
                               ===========     =============     ===========    ============     =============

March 31, 2004
--------------
  TOC                          $     7,894     $       2,407     $   15,756     $        213     $         311
  Membership Division                1,326               148          6,071               86               119
                               -----------     -------------     ----------     ------------     -------------
      Subtotal of Segments           9,220             2,555         21,827              299               430
  Corporate*                            --              (250)            --               --                --
                               -----------     -------------     ----------     ------------     -------------
      Totals                   $     9,220     $       2,305     $   21,827     $        299     $         430
                               ===========     =============     ===========    ============     =============

         Intersegment sales amounted to approximately $149 in both of the three months ended March 31, 2005 and 2004.

         *The Company captures corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as "Corporate." The expenses allocated to corporate consisted primarily of: professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated with either TOC or the Membership Division.

NOTE 8 - SUBSEQUENT EVENTS

         On April 25, 2005, the Compensation Committee awarded an officer of the Company three options to buy 100,000 shares of our common stock, each with an exercise price of $14.50 per share. The expiration dates and vesting periods for the grants are summarized below:

         Shares Granted       Expiration Date                                 Vesting
         --------------       ---------------          --------------------------------------------------

             100,000           April 25, 2011          20% on April 25, 2006 and 20% per annum thereafter
             100,000           April 25, 2012          20% on April 25, 2007 and 20% per annum thereafter
             100,000           April 25, 2013          20% on April 25, 2008 and 20% per annum thereafter
             -------
             300,000
             =======


         Effective April 21, 2005, the Company adopted an Executive Annual Cash Bonus Plan (the "Bonus Plan"). The Bonus Plan is designed to increase stockholder Value through effective use of cash awards. The Bonus Plan serves as a vehicle for retaining executives of the Company and sustaining exceptional performance, and is an important component of the Company's overall competitive compensation package. The participants in this Bonus Plan shall be those senior executive officers of the Company who have been designated as participants with respect to each fiscal year of the Company by the Compensation Committee of the Company's Board of Directors in its sole and absolute discretion. The Bonus Plan shall reward the eligible participants for performance against yearly performance objectives, as well as against the Company's performance. The amount of any bonus payable under the Bonus Plan, and the timing of such bonus payment, shall be as determined by the Compensation Committee in its sole and absolute discretion.

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

GENERAL

         Outdoor Channel Holdings, Inc. (which we refer to as "Outdoor Channel Holdings" or collectively with its subsidiaries, the "Company"), through its indirect wholly-owned subsidiary The Outdoor Channel, Inc. ("TOC"), owns and operates The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off road motor sports and other related life style programming. The Company also owns and operates related businesses which serve the interests of The Outdoor Channel's viewers and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. ("Lost Dutchman's") and Gold Prospector's Association of America, LLC. ("GPAA"). Lost Dutchman's is a national gold prospecting campground club with approximately 6,700 members and properties in Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 32,800 active members. GPAA is the publisher of the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine and owner of a 2,300 acre property near Nome, Alaska used to provide an annual expedition for a fee to its members.

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

RECENT ACCOUNTING DEVELOPMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (R) ("SFAS 123 (R)"). "Share-Based Payment" which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments, including all options granted to employees, be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company intends to adopt the standards of SFAS No. 123 (R) effective January 1, 2006. Since the Company has used the intrinsic value method to account for stock options, the adoption of SFAS 123 (R) is expected to have a material impact on the financial statements of Outdoor Channel Holdings, Inc.

         The FASB had issued certain other accounting pronouncements as of March 31, 2005 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the three months ended March 31, 2005.

COMPARISON OF QUARTERS ENDED MARCH 31, 2005 AND MARCH 31, 2004

         The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

                                                                            Change             % of Total Revenue
                                                                            ------             ------------------
                                               2005       2004         $              %         2005        2004
                                             -------     -------     -------       -------      -----      -----
Revenues:
     Advertising                             $ 5,259     $ 4,826     $   433          9.0 %      52.3%      52.3%
     Subscriber fees                           3,642       3,162         480         15.2        36.2       34.3
     Membership income                         1,160       1,232         (72)        (5.8)       11.5       13.4
                                             -------     -------     -------                    -----      -----
          Total revenues                      10,061       9,220         841          9.1       100.0      100.0
                                             -------     -------     -------                    -----      -----

Expenses:
     Satellite transmission fees                 633         591          42          7.1         6.3        6.4
     Advertising                               1,694       1,314         380         28.9        16.8       14.3
     Programming                                 521         395         126         31.9         5.2        4.3
     Selling, general and administrative       6,486       4,630       1,856         40.1        64.5       50.2
                                             -------     -------     -------                    -----      -----
          Total expenses                       9,334       6,930       2,404         34.7        92.8       75.2
                                             -------     -------     -------                    -----      -----

Income from operations                           727       2,290      (1,563)       (68.3)        7.2       24.8

Other income, net                                 52          15          37        246.7         0.5        0.2
                                             -------     -------     -------                    -----      -----
Income before income taxes and
  minority interest                              779       2,305      (1,526)       (66.2)        7.7       25.0

Income tax provision                             327         930        (603)       (64.8)        3.2       10.1
                                             -------     -------     -------                    -----      -----
Income before minority interest                  452       1,375        (923)       (67.1)        4.5       14.9

Minority interest in net income of
  consolidated subsidiary                         --         262        (262)      (100.0)       --          2.8
                                             -------     -------     -------                    -----      -----
Net income                                   $   452     $ 1,113     $  (661)       (59.4)%       4.5%      12.1%
                                             =======     =======     =======                    =====      =====


         REVENUES

         Our revenues include revenues from (1) advertising fees; (2) subscriber fees; and (3) membership income. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel and from the sale of advertising space in publications such as the "Gold Prospectors & Treasure Hunters in the Great Outdoors" magazine. For the three months ended March 31, 2005 and 2004, The Outdoor Channel generated approximately 97.3% and 98.1% of our advertising revenue, respectively. Subscriber fees are solely related to The Outdoor Channel. Membership income is generated by our activities other than the operation of The Outdoor Channel and includes membership sales, magazine sales, merchandise sales, and sponsored outings and expeditions in connection with GPAA and Lost Dutchman's.

         Total revenues for the three months ended March 31, 2005 were $10,061,000, an increase of $841,000, or 9.1%, compared to revenues of $9,220,000 for the three months ended March 31, 2004. This net increase was the result of changes in several items comprising revenue as discussed below.

         Advertising revenue for the three months ended March 31, 2005 was $5,259,000, an increase of $433,000 or 9.0% compared to $4,826,000 for the three months ended March 31, 2004. The increase was due, in part, to our improved ability to demonstrate the value of advertising on The Outdoor Channel to national advertisers and thus sell a larger percentage of our advertising inventory to these accounts, generally at higher prices. Nielsen reported that we had approximately 24.4 million subscribers at the end of March 2005 compared to 26.0 million at the end of March 2004 a decrease of 1.6 million subscribers or 6.2%. (Nielsen revises this estimate each month and as of May 2005, Nielsen reported that we had approximately 24.3 million subscribers). Despite the decline in Nielsen's universe estimate, having Nielsen ratings and demographic data enabled us to better utilize our inventory of available advertising time and increase our effective rates realized on our advertising time on The Outdoor Channel.

         Subscriber fees for the three months ended March 31, 2005 were $3,642,000, an increase of $480,000 or 15.2% compared to $3,162,000 for the three months ended March 31, 2004. The increase in subscriber fees for the period was primarily due to: an increased number of paying subscribers; both from new affiliates and from existing distributors such as National Cable Television Cooperative ("NCTC"), DIRECTV, Comcast, DISH Network and Charter and contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel.

         Membership income for the three months ended March 31, 2005 was $1,160,000, a decrease of $72,000 or 5.8% compared to $1,232,000 for the three months ended March 31, 2005. The decline is principally a reduction in our GPAA renewal rate in the first quarter of 2005 compared to the first quarter of 2004.

         EXPENSES

         Expenses consist of the cost of (1) satellite transmission fees; (2) advertising; (3) programming; and (4) selling, general and administrative expenses.

         Total expenses for the three months ended March 31, 2005 were $9,334,000, an increase of $2,404,000, or 34.7%, compared to $6,930,000 for the three months ended March 31, 2004. As a percentage of revenues, total expenses were 92.8% and 75.2% in the three months ended March 31, 2005 and 2004, respectively. The increase in expenses was due to several factors, but is principally attributable to increasing personnel costs, costs associated with the launch of our second channel, Outdoor Channel 2 HD, marketing and promotion costs incurred to support the growth of the number of subscribers of The Outdoor Channel, and other items more fully described as follows.

         Satellite transmission fees for the three months ended March 31, 2005 were $633,000, an increase of $42,000, or 7.1%, compared to $591,000 for the three months ended March 31, 2004. This increase reflects an additional charge for the back-up satellite capability negotiated with our satellite provider during the fourth quarter of 2004. We are scheduled for a price increase in satellite transmission fees starting October 2005 amounting to $5,000 per month. However, we currently have plans to build our own broadcast facility during 2005 that we anticipate should be operational before the October 2005 scheduled increase which broadcast facility is expected to result in an approximate savings of $12,000 per month.

         Advertising expenses for the three months ended March 31, 2005 were $1,694,000, an increase of $380,000 or 28.9% compared to $1,314,000 for the three months ended March 31, 2004. The increase in advertising expenses is principally a result of our increased spending on consumer and trade industry awareness campaigns designed to build demand for The Outdoor Channel and for Outdoor Channel 2 HD. Advertising expenses will fluctuate as a percentage of Total revenues quarter to quarter but we expect the year-end rate as a percentage of total revenues to be similar to that of the prior-year.

         Programming expenses for the three months ended March 31, 2005 were $521,000, an increase of $126,000 or 31.9% compared to $395,000 for the three months ended March 31, 2004. The increase in programming expenses is principally attributable to producing more of our programming in-house in support of both of our networks, The Outdoor Channel and Outdoor Channel 2 HD. Programming expenses are expected to increase as a percentage of revenue as we pursue our strategy to produce more programming in-house as opposed to contracting with third party producers. As a result, we believe we will control more of our programs' quality, advertising inventory and potential to re-package our programming for other use such as international licensing and production of DVDs for retail distribution.

         Selling, general and administrative expenses for the three months ended March 31, 2005 were $6,486,000, an increase of $1,856,000 or 40.1% compared to $4,630,000 for the three months ended March 31, 2004. As a percent of revenues, selling, general and administrative expenses were 64.5% and 50.2% at March 31, 2005 and 2004, respectively. The increase was primarily due to the increase in the number of employees from 123 at the end of March 2004 to 151 by the end of March 2005 and travel costs associated with our larger advertising sales staff, support of our service providers and the promotion of The Outdoor Channel and Outdoor Channel 2 HD through a stronger presence at trade shows, conferences and seminars. Contributing to these increased costs was the opening of our New York City advertising sales office. Depreciation and small equipment purchases have also increased as a result of pre-launch activity of Outdoor Channel 2 HD.

         INCOME FROM OPERATIONS

         Income from operations for the three months ended March 31, 2005 was $727,000, a decrease of $1,563,000 or 68.3% compared to $2,290,000 for the three months ended March 31, 2004. As a percent of revenues, income from operations was 7.2% and 24.8% at March 31, 2005 and 2004, respectively. As we continue to strive to drive growth of our subscriber base as we launch of Outdoor Channel 2 HD, we will incur increased expenses and start-up and operating costs in 2005 that are unlikely to be immediately offset by revenues which we anticipate will negatively impacting our operating margins in the foreseeable future. There can be no assurance that these strategies will be successful.

         OTHER INCOME, NET

         Other income, net for the three months ended March 31, 2005 was $52,000, an increase of $37,000 or 246.7% compared to $15,000 for the three months ended March 31, 2004. This improvement was primarily due to increased dividend and interest earned on our increased investment in available-for-sale securities and cash balances.

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Income before income taxes and minority interest decreased as a percentage of revenues to 7.7% for the three months ended March 31, 2005 compared to 25.0% for the three months ended March 31, 2004.

         The TOC segment's income before income taxes and minority interest expressed as a percentage of revenue decreased to 14.5% for the three months ended March 31, 2005, compared to 30.5% for the three months ended March 31, 2004. The decrease was due mainly to the growth of our advertising and programming expenses and increases in personnel expenses resulting from the increase in the average number of TOC employees in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. As noted, we have increased our spending levels on programming in support of The Outdoor Channel as we bring a larger portion of our programming in-house and we have incurred costs associated with pre-launch activity of our second channel, Outdoor Channel 2 HD. We are also spending at higher levels in pursuit of growing the subscriber base of The Outdoor Channel.

         The Membership Division segment's income before income taxes and minority interest expressed as a percentage of revenues decreased to 4.5% for the three months ended March 31, 2005 compared to 11.2% for the three months ended March 31, 2004. This decrease principally reflects the combined effects of the decline in revenue of the Membership Division of approximately $22,000 and the increase in expenses of $89,000. We held 5 gold shows in the first quarter of this year compared to 4 last year which increased our overall expense. We did not realize as much revenue per show as last year as we held shows in areas we have not been to or have not been to for a while. Often it takes a year or two for shows held in new areas to gain momentum. Our Denver show was highlighted by heavy snow fall which kept attendance down.

         Corporate incurred a loss before income taxes and minority interest for the three months ended March 31, 2005 amounting to $552,000, an increase of $302,000 or 120.8% compared to $250,000 for the three months ended March 31, 2004. The expenses allocated to corporate include: professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers' payroll and related expenses. The increase in the expenses of corporate is principally related to accounting services incurred in positioning the Company to be in compliance with the requirements of the Sarbanes-Oxley Act of 2002, taxes associated with being incorporated in Delaware, and amortization of the intangible assets related to the acquisition of the minority interest of TOC. Increased board fees also contribute to the increase of expenses reflecting the increase in the number of independent board members from two in the first quarter of 2004 to five in the first quarter of 2005.

         INCOME TAX PROVISION

         Income tax provision for the three months ended March 31, 2005 was $327,000, a decrease of $603,000 or 64.8% as compared to $930,000 for the three months ended March 31, 2004. The decrease was principally due to the Company earning less taxable income in the first three months of 2005 as compared to the first three months of 2004. The effective income tax rate was approximately 42.0% and 40.3% for the three months ended March 31, 2005 and 2004, respectively.

         MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

         Minority interest for the three months ended March 31, 2004 was $262,000. Minority interest was eliminated in September 2004 as a result of our acquisition of the remaining minority interest in TOC we did not already own. Therefore, there was no minority interest for the three months ended March 31, 2005.

NET INCOME

         Net income for the three months ended March 31, 2005 was $452,000 a decrease of $661,000 or 59.4% compared to $1,113,000 for the three months ended March 31, 2004 for reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

         We used $447,000 of cash in our operating activities in the three months ended March 31, 2005, compared to the cash provided by operating activities of $1,800,000 in the three months ended March 31, 2004 and had a cash and cash equivalents balance of $11,154,000 at March 31, 2005, which was a decrease of $1,951,000 from the balance of $13,105,000 at December 31, 2004. Net working capital decreased to $16,455,000 at March 31, 2005, compared to $17,042,000 at December 31, 2004.

         Net cash used in investing activities was $1,668,000 in the three months ended March 31, 2005 compared to $430,000 for the three months ended March 31, 2004. The increase in cash used in investing activities was primarily related to additional capital expenditures to build our inventory of cameras and edit equipment to support our increased efforts to produce more of our programming in-house as opposed to licensing such programming from third parties and in particular to increase our HD camera and editing equipment. Also included in capital expenditures is "in-construction" related to the build-out of our new broadcast facility described below.

         Net cash provided by financing activities was $164,000 in the three months ended March 31, 2005 compared to $828,000 for the three months ended March 31, 2004. The financing activity in both 2005 and 2004 is primarily a result of the exercise of employee and service provider stock options from our 1995 incentive stock option plan. More options were eligible for exercise in 2004 than in the comparable period in 2005.

         During 2004, the Company entered into a credit facility providing for a revolving line of credit of up to $5,000,000 of available borrowings. The borrowings under the credit facility are secured by accounts receivable, instruments, documents, chattel paper, general intangibles, contract rights, investment property, certificates of deposit, deposit accounts, letter of credit rights, inventory, and equipment. The credit facility matures on September 5, 2005 and contains customary financial and other covenants and restrictions including a change of control provision. As of March 31, 2005 and as of the date of this report, the Company did not have any amounts outstanding under the credit facility.

         Driven by a need to increase office space, we reassessed our facilities including floor space utilization, master control equipment, uplink equipment, and other needs during the year ended December 31, 2004. On February 22, 2005 we announced our intention to purchase a 28,000 square foot building in Temecula, California for approximately $2.6 million and have executed a Purchase and Sale Agreement and Escrow Instructions to complete the purchase later this year. We have entered into a lease agreement for this property whereby we are leasing the premises until the expected closing. This building is planned to house our broadcast facility including our master control, our uplink satellite dish and various programming personnel. We currently estimate that capital expenditures to complete the build-out including updated equipment could exceed $8 million. While the Company believes that such estimated capital expenditures can be funded from its cash on hand or cash from operations, the Company is currently exploring long-term debt financing and other alternatives with regard to the possible funding of a portion of these estimated capital expenditures. As of the date of the filing of this report, the Company has not obtained any actual commitments with regard to such financing.

         As of March 31, 2005, the Company generated sufficient cash flow from operations to meet its short-term cash flow requirements. Management believes that the Company's existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company's operations at current levels and anticipated capital requirements through at least April 1, 2006. To the extent that such amounts are insufficient to finance the Company's working capital requirements or the Company's desire to expand operations beyond current levels, the Company could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its stockholders.

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

         WE MAY NOT BE ABLE TO GROW OUR SUBSCRIBER BASE, AND AS A RESULT OUR REVENUES AND PROFITABILITY MAY NOT INCREASE.

         A major component of our growth strategy is based on increasing the number of subscribers to our channels. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for The Outdoor Channel, overall growth in cable and satellite subscribers, the popularity of our programming, our ability to negotiate new carriage agreements and maintain existing distribution, and other factors that are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of The Outdoor Channel on cable and satellite systems or that such carriage will not decrease as a result of a number of factors. If we are unable to grow our subscriber base, our subscriber and advertising revenues may not increase and could decrease.

         IF WE INCREASE OUR LAUNCH SUPPORT COSTS TO SERVICE PROVIDERS IN ORDER TO GROW OUR SUBSCRIBER BASE, OUR OPERATING RESULTS MAY BE HARMED.

         Although we currently have plans to increase our marketing and sales efforts in an attempt to increase the number of our subscribers, we may not be able to do so economically or at all. If we are unable to increase the number of our subscribers on a cost-effective basis, or if the benefits of doing so do not materialize, our business and operating results would be harmed. In particular, if we make any upfront cash payments to service providers for an increase in our subscriber base, our cash flow could be adversely impacted, and we may incur negative cash flow for some time. In addition, if we were to make such upfront cash payments, we expect to amortize such payments ratably over the term of the agreements with the service providers. However, if a service provider terminates any such agreement prior to the expiration of the term of such agreement, then under current accounting rules we may incur a large expense in that quarter in which the agreement is terminated equal to the remaining un-amortized payments and our operating results could accordingly be adversely affected.

         IF THE OUTDOOR CHANNEL IS PLACED IN UNPOPULAR PROGRAM PACKAGES BY CABLE OR SATELLITE SERVICE PROVIDERS, OR IF SERVICE FEES ARE INCREASED FOR OUR SUBSCRIBERS, THE NUMBER OF VIEWERS OF THE OUTDOOR CHANNEL MAY DECLINE WHICH COULD HARM OUR BUSINESS AND OPERATING RESULTS.

         We do not control the cable channels with which The Outdoor Channel is packaged by cable or satellite service providers. The placement by a cable or satellite service provider of The Outdoor Channel in an unpopular program package could reduce or impair the growth of the number of our viewers and subscriber fees paid by service providers to us. In addition, we do not set the prices charged by cable and satellite service providers to their subscribers when The Outdoor Channel is packaged with other television channels. The prices for the channel packages in which The Outdoor Channel is bundled may be set too high to appeal to individuals who might otherwise be interested in our network. Further, if The Outdoor Channel is bundled by service providers with networks that do not appeal to our viewers or is moved to packages with fewer subscribers, we may lose viewers. These factors may reduce the number of viewers of The Outdoor Channel, which in turn would reduce our subscriber fees and advertising revenue.

         CABLE AND SATELLITE SERVICE PROVIDERS COULD DISCONTINUE OR REFRAIN FROM CARRYING THE OUTDOOR CHANNEL, WHICH COULD REDUCE THE NUMBER OF VIEWERS AND HARM OUR OPERATING RESULTS.

         The success of The Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements with, and carriage by, satellite systems and multiple system operators, which we refer to as MSOs, and their affiliate members. Although we have relationships or agreements with most of the largest MSOs and satellite service providers, execution of an agreement with an MSO does not ensure that its affiliated regional or individual cable systems will carry The Outdoor Channel. Under our current agreements, The Outdoor Channel typically offers MSOs and their cable affiliates the right to broadcast The Outdoor Channel to their subscribers, but such contracts do not require that The Outdoor Channel be offered to all subscribers of, or any tiers offered by, the MSO. Because certain carriage agreements do not specify on which service levels The Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets The Outdoor Channel will be offered, we have no assurance that The Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. If cable and satellite service providers discontinue or refrain from carrying The Outdoor Channel, this could reduce the number of viewers and harm our operating results.

         WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR FUTURE GROWTH, AND OUR GROWTH MAY NOT CONTINUE, WHICH MAY SUBSTANTIALLY HARM OUR BUSINESS AND PROSPECTS.

         We have undergone rapid and significant growth in revenue and subscribers over the last several years, and our strategic objectives include not only further developing and enhancing our existing business, but also expanding our in-house production capabilities. There are risks inherent in rapid growth and the pursuit of new strategic objectives, including among others: investment and development of appropriate infrastructure, such as facilities, information technology systems and other equipment to support a growing organization; hiring and training new management, sales and marketing, production, and other personnel and the diversion of management's attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, such as monitoring operations, controlling costs, maintaining effective quality and service, and implementing and maintaining adequate internal controls. Although we have recently upgraded our Temecula, California production facility, we expect that additional expenditures will be required as we continue to upgrade our facilities and to begin transmitting our channel from our facilities directly. In particular, we have signed an agreement to purchase a building near our current headquarters and are currently building out this property primarily for use as our broadcast facility in the future. We could incur cost overruns, delays and other difficulties with this construction. In addition, moving our broadcast facility and some of our personnel into this new facility could be disruptive to our operations. We cannot assure you that we will be able to successfully manage our growth, that future growth will occur or that we will be successful in managing our business objectives. We can provide no assurance that our profitability or revenues will not be harmed by future changes in our business. Our operating results could be harmed if such growth does not occur, or is slower or less profitable than projected.

         WE MAY NOT BE ABLE TO SECURE NATIONAL ADVERTISING ACCOUNTS, AND AS A RESULT, OUR REVENUES AND PROFITABILITY MAY BE NEGATIVELY IMPACTED.

         Our ability to secure national advertising accounts, which generally pay higher advertising rates, depends upon the size of our audience, the popularity of our programming and the demographics of our viewers, as well as strategies taken by our competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for national advertising accounts and related advertising expenditures is intense. We face competition for such advertising expenditures from a variety of sources, including other cable companies and other media. We cannot assure you that our sponsors will pay advertising rates for commercial air time at levels sufficient for us to make a profit or that we will be able to attract new advertising sponsors or increase advertising revenues. If we are unable to attract national advertising accounts in sufficient quantities, our revenues and profitability may be harmed.

         IF WE FAIL TO DEVELOP AND DISTRIBUTE POPULAR PROGRAMS, OUR VIEWERSHIP WOULD LIKELY DECLINE, WHICH COULD CAUSE ADVERTISING AND SUBSCRIBER FEE REVENUES TO DECREASE.

         Our operating results depend significantly upon the generation of advertising revenue. Our ability to generate advertising revenues is largely dependent on our Nielsen ratings, which estimates the number of viewers of The Outdoor Channel, and this directly impacts the level of interest of advertisers and rates we are able to charge. If we fail to program popular shows that maintain or increase our current number of viewers, our Nielsen ratings could decline, which in turn could cause our advertising revenue to decline and adversely impact our business and operating results. In addition, if we fail to program popular shows the number of subscribers to our channel may also decrease, resulting in a decrease in our subscriber fee and advertising revenue.

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

         OUR OPERATING RESULTS MAY BE NEGATIVELY IMPACTED IF OUR OUTDOOR CHANNEL 2 HD NETWORK IS NOT AS SUCCESSFUL AS WE ANTICIPATE.

         In March 2005, we began providing an HD version of our channel and plan a formal consumer marketing launch in July 2005. There can be no assurances that Outdoor Channel 2 HD will not incur unexpected costs and expenses. Distribution of Outdoor Channel 2 HD will depend on successfully executing distribution agreements with cable and satellite service providers. There can be no assurance that such agreements can be made, and if they are made, that they will be on terms favorable to us or that they will not require us to grant periods of free service and/or marketing commitments to encourage carriage. The public may not adopt HD consumer television equipment in numbers sufficient to allow profits for an advertiser-supported service. Bandwidth constraints may keep Outdoor Channel 2 HD from achieving sufficient distribution from service providers to reach profitability. Competition for quality HD content may increase the costs of programming for Outdoor Channel 2 HD beyond our control or expectations. All of these factors, combined or separately, could increase costs or restrain revenue and adversely affect our operating results.

         THE MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, PARTICULARLY AGAINST COMPETITORS WITH GREATER FINANCIAL RESOURCES, BRAND RECOGNITION, MARKETPLACE PRESENCE AND RELATIONSHIPS WITH SERVICE PROVIDERS.

         We compete for viewers with other basic and pay cable television networks, including the Outdoor Life Network, Spike TV, ESPN2 and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the deployment of fiber optic cable, which are already substantially underway, are expected to allow cable systems to greatly expand their current channel capacity, which could dilute our market share and lead to increased competition for viewers from existing or new programming services.

         We also compete with television network companies that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In some cases, we compete with cable and satellite service providers that have the financial and technological resources to create and distribute their own television networks, such as the Outdoor Life Network, which is owned and operated by Comcast. In order to compete for subscribers, we may pay either launch fees or marketing support or both for carriage in certain circumstances in the future, which may require significant cash expenditures, harming our operating results and margins. We may also issue our securities from time to time in connection with our attempts for broader distribution of The Outdoor Channel and the amount of such securities could be significant. We also compete for advertising sales with other pay television networks, broadcast networks, and local over-the-air television stations. We also compete for advertising sales with satellite and broadcast radio and the print media. We compete with other cable television networks for subscriber fees from, and affiliation agreements with, cable and satellite service providers. Actions by the Federal Communications Commission, which we refer to as the FCC, and the courts have removed certain of the impediments to entry by local telephone companies into the video programming distribution business, and other impediments could be eliminated or modified in the future. These local telephone companies may distribute programming that is competitive with the programming provided by us to cable operators.

         WE MAY NOT BE ABLE TO ATTRACT NEW, OR RETAIN EXISTING, MEMBERS IN OUR CLUB ORGANIZATIONS, AND AS A RESULT OUR REVENUES AND PROFITABILITY MAY BE HARMED.

         Our ability to attract new members and retain existing members in our club organizations, GPAA and Lost Dutchman's, depends, in part, upon our marketing efforts, including our programming on The Outdoor Channel and such other efforts as direct mail campaigns, continued sponsorship of gold expositions around the country and introductory outings held at our campsites. We cannot assure you that we will successfully attract new members or retain existing members. A decline in membership in our club organizations could harm our business and operating results.

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

         Our ability to deliver programming to service providers, and their subscribers, is dependent upon the satellite equipment and software that we use to work properly to distribute our programming. If this satellite system fails, or a signal with a higher priority replaces our signal, which is determined by our agreement with the owner of the satellite, we may not be able to deliver programming to our cable and satellite service provider customers and their subscribers within the time periods advertised. We recently negotiated for back-up capability with our satellite provider on an in-orbit spare satellite, which provides us carriage on the back-up satellite in the event that catastrophic failure occurs on the primary satellite. Our contract provides that our main signal is subject to preemption and until the back-up satellite is in position, we could lose our signal for a period of time. A loss of our signal could harm our reputation and reduce our revenues and profits.

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

         Our operations are influenced by many factors. These factors may cause our financial results to vary significantly in the future and our operating results may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock may decline. Factors that can cause our results to fluctuate include, but are not limited to:

         o        carriage decisions of cable and satellite service providers;
         o demand for advertising, advertising rates and offerings of competing media;
         o        changes in the growth rate of cable and satellite subscribers;
         o cable and satellite service providers' capital and marketing expenditures and their impact on programming offerings and penetration;
         o        seasonal trends in viewer interests and activities;
         o pricing, service, marketing and acquisition decisions that could reduce revenues and impair quarterly financial results;
         o the mix of cable television and satellite-delivered programming products and services sold and the distribution channels for those products and services;
         o        our ability to react quickly to changing consumer trends;
         o specific economic conditions in the cable television and related industries; and
         o        changing regulatory requirements.

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

         We currently license approximately 80% of our programs from third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all, or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights or defending against third party claims can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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

         Our principal stockholders, executive officers and directors beneficially own an aggregate of approximately 69.7% of our outstanding common stock. See "Principal and Selling Stockholders" below. The interests of those parties could differ from those of other stockholders. As a result of their large holdings of our common stock relative to other stockholders, these parties, acting individually or together, could have a strong influence over matters requiring approval of our stockholders.

         ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, OUR BYLAWS AND UNDER DELAWARE LAW MAY ENABLE OUR INCUMBENT MANAGEMENT TO RETAIN CONTROL OF US AND DISCOURAGE OR PREVENT A CHANGE OF CONTROL THAT MAY BE BENEFICIAL TO OUR STOCKHOLDERS.

         Provisions of Delaware law, our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Furthermore, these provisions could prevent attempts by our stockholders to replace or remove our management. These provisions:

         o allow the authorized number of directors to be changed only by resolution of our board of directors;
         o        establish a classified board of directors, providing that not all members of the board may be elected at one time;
         o        require a 66 2/3% stockholder vote to remove a director, and only for cause;
         o authorized our board of directors to issue without stockholder approval blank check preferred stock that, if issued, could operate as a "poison pill" to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board or directors;
         o require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;
         o establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;
         o except as provided by law, allow only our board of directors to call a special meeting of the stockholders; and
         o require a 66 2/3% stockholder vote to amend our certificate of incorporation or bylaws.

         In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a prescribed period of time.

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

         THE CABLE AND SATELLITE TELEVISION INDUSTRY IS SUBJECT TO SUBSTANTIAL GOVERNMENTAL REGULATION FOR WHICH COMPLIANCE MAY BE EXPENSIVE, TIME CONSUMING AND MAY EXPOSE US TO SUBSTANTIAL COMPLIANCE COSTS AND PENALTIES FOR FAILURE TO COMPLY.

         The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Similarly, the satellite television industry is subject to federal regulation. Operating in a regulated industry increases our cost of doing business.

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

         Regulatory carriage requirements also could reduce the number of channels available to carry The Outdoor Channel. The 1992 Cable Act granted television broadcasters a choice of must-carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could reduce carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television broadcasters may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. On February 10, 2005, the FCC decided that television broadcasters do not have such additional must-carry rights. Broadcasters may seek judicial review of the FCC's decision or legislative change. The imposition of such additional must-carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop some cable programming services and could reduce carriage of The Outdoor Channel.

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

         Our recreational outdoor activity entities, GPAA and Lost Dutchman's, share the general risks of all outdoor recreational activities such as personal injury, environmental compliance and real estate and environmental regulation. In addition to the general cable television industry regulations, we are also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies. Our prospecting clubs are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, development and other utilization of their properties. We cannot predict what impact current or future regulations may have on these businesses. In addition, failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or costs or revocation of our operating licenses, which would have a material adverse effect on our business and operating results.

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

         We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of internal controls over financial reporting and an opinion by our independent registered public accounting firm addressing the assessment. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and our stock price could decrease.

         IF OUR GOODWILL BECOMES IMPAIRED, WE WILL BE REQUIRED TO TAKE A NON-CASH CHARGE WHICH COULD HAVE A SIGNIFICANT EFFECT ON OUR REPORTED NET EARNINGS.

         A significant portion of our assets consists of goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we test goodwill and other intangible assets for impairment during the fourth quarter of each year, and on an interim date if factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill under SFAS 142 and a non-cash charge would be required. Such a charge for impairment could have a significant effect on our reported net earnings.

         CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT OUR REPORTED OPERATING RESULTS.

         We prepare our financial statements to conform with GAAP, which are subject to interpretations by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to business combinations and employee stock option grants have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2005 and 2004, our investment portfolio included fixed-income securities of $687,000 and $550,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

         We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

         We do not have any outstanding borrowings on our line-of-credit and as a result an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that our system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

         As previously disclosed, in May 2005 we amended our quarterly report on Form 10-Q for the quarter ended September 30, 2004 and our annual report on Form 10-K for the year ended December 31, 2004 to reflect the restatements of our consolidated financial statements included in such reports. The errors giving rise to these restatements related to the accounting for options issued by us to a former employee in connection with our September 2004 acquisition of the minority interest in The Outdoor Channel, Inc. that we did not previously own.

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report, and concluded that our disclosure controls and procedures were not effective as of March 31, 2005 solely because of the material weakness in our internal control over financial reporting with respect to accounting for complex and non-standard transactions such as the acquisition of the minority interest in The Outdoor Channel, Inc. described above.

         To address this material weakness relating to the accounting and disclosure for complex and non-standard transactions, we have engaged additional resources to advise our management on the financial reporting and accounting treatment of complex transactions. We are confident that, as of the date of this filing, we have fully remediated this material weakness in our internal control over financial reporting.

         In connection with this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions described above. As a result of the remedial actions implemented by us, we have concluded that, as of this date, our disclosure controls and procedures are effective.

         During the fiscal quarter ended March 31, 2005, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

(a) Exhibits:

Exhibit Number    Description
--------------    -----------

  2.1 Amended and Restated Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector's Association of America, Inc. dated as of April 20, 2004, as amended and restated as of May 12, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference)

  2.2 Agreement and Plan of Merger between Outdoor Channel Holdings, Inc., a Delaware corporation, and Outdoor Channel Holdings, Inc., an Alaska corporation, dated as of September 8, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

  3.1 Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

  3.2 By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

  10.1 Purchase and Sale Agreement and Escrow Instructions by and between Temecula Enterprises, LLC, an Ohio limited liability company and The Outdoor Channel, Inc., a Nevada corporation, dated as of December 16, 2004.

  10.2 Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005.

  31.1            Certification by Chief Executive Officer

  31.2            Certification by Chief Financial Officer

  32.1*           Section 1350 Certification by Chief Executive Officer

  32.2*           Section 1350 Certification by Chief Financial Officer
--------------

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

                                OUTDOOR CHANNEL HOLDINGS, INC.
                                /s/ William A. Owen
                                -----------------------------------------------
                                WILLIAM A. OWEN
                                Authorized Officer, Chief Financial Officer and Controller (Principal and Accounting Officer)
                                Dated: May 16, 2005