Form 10-Q
period 2005-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2005-08-12
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission file number: 000-17287

Outdoor Channel Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0074499
(State or other Jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

43445 Business Park Drive, Suite 113

Temecula, California 92590

(Address and zip code of principal executive offices)

(951) 699-4749

(Issuer’s telephone number, including area code)

                                       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 8, 2005
Common Stock, $0.001 par value	24,290, 913

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For The Period Ended June 30, 2005

Table of Contents

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited) and December 31, 2004

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Developments

Risks and Uncertainties

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,007	$13,105
Investment in available-for-sale securities	726	741
Accounts receivable, net of allowance for doubtful accounts of $347 and $207	5,075	4,848
Income tax refund receivable	1,919	2,291
Prepaid programming costs	2,606	606
Prepaid offering costs	902	—
Other current assets	1,559	135
Total current assets	21,794	21,726

Property, plant and equipment at cost, net:
Membership division	3,562	3,527
Outdoor Channel equipment and improvements	5,743	3,199
Property, plant and equipment, net	9,305	6,726
Amortizable intangible assets	1,660	1,939
Deferred tax assets, net	14,875	14,863
Goodwill	43,668	43,668
Other non-amortizable intangible assets	10,573	10,573
Deposits and other assets	267	174
Totals	$102,142	$99,669

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$3,289	$3,705
Accrued severance payments	18	28
Current portion of capital lease obligations	22	26
Deferred tax liabilities, net	494	494
Current portion of deferred revenue	387	370
Customer deposits	1,003	61
Total current liabilities	5,213	4,684

Accrued severance payments, net of current portion	25	37
Capital lease obligations, net of current portion	—	9
Deferred revenue, net of current portion	1,228	1,145
Deferred satellite rent obligations	301	312
Total liabilities	6,767	6,187

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 18,660 and 18,394 shares issued and outstanding	18	18
Additional paid-in capital	113,797	111,912
Deferred compensation	(1,983)	(1,034)
Accumulated other comprehensive income	36	43
Accumulated deficit	(16,493)	(17,457)
Total stockholders’ equity	95,375	93,482
Totals	$102,142	$99,669

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Advertising	$5,257	$5,352	$10,516	$10,164
Subscriber fees	3,894	3,219	7,536	6,380
Membership income	863	986	2,023	2,218

Total revenues	10,014	9,557	20,075	18,762

Expenses:
Satellite transmission fees	616	586	1,249	1,177
Advertising	2,062	1,491	3,756	2,805
Programming	531	895	1,052	1,290
Selling, general and administrative	5,967	4,840	12,453	9,470

Total expenses	9,176	7,812	18,510	14,742

Income from operations	838	1,745	1,565	4,020

Other income, net	38	30	90	59

Income before income taxes and minority interest	876	1,775	1,655	4,079

Income tax provision	364	704	691	1,633

Income before minority interest	512	1,071	964	2,446

Minority interest in net income of consolidated subsidiary	—	227	—	489

Net income	$512	$844	$964	$1,957

Earnings per common share:
Basic	$0.03	$0.06	$0.05	$0.13
Diluted	$0.02	$0.04	$0.04	$0.10

Weighted average number of common shares outstanding:
Basic	18,558	15,053	18,516	14,960
Diluted	22,513	15,593	22,453	15,556

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2005

(In thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Acumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Total
Balance, January 1, 2005	—	$—	18,394	$18	$111,912	$(1,034)	$43	$(17,457)	$93,482

Comprehensive income:
Net income								964	964
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $7							(7)		(7)
Total comprehensive income									957

Common stock issued upon exercise of stock options			194		408				408

Issuance of restricted stock to employees for services to be rendered			72		1,084	(1,084)			—

Amortization of deferred compensation						135			135

Tax benefit from exercise of non-qualified stock options					393				393

Balance, June 30, 2005	—	$—	18,660	$18	$113,797	$(1,983)	$36	$(16,493)	$95,375

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$964	$1,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,073	598
Provision for doubtful accounts	140	—
Realized gain on sale of available-for-sale securities	—	(34)
Minority interest in net income of consolidated subsidiary	—	489
Deferred tax provision	(6)	—
Amortization of deferred compensation	135	—
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(367)	(475)
Income tax refund receivable	767	489
Prepaid programming costs	(2,000)	—
Other current assets	(1,424)	26
Deposits and other assets	(93)	(673)
Accounts payable and accrued expenses	(416)	232
Accrued severance payments	(22)	(214)
Deferred revenue	100	(470)
Customer deposits	942	749
Deferred satellite rent obligations	(11)	(34)
Net cash provided by (used in) operating activities	(218)	2,640

Investing activities:
Purchases of property, plant and equipment	(3,373)	(966)
Purchases of available-for-sale securities	—	(256)
Proceeds from sale of available-for-sale securities	—	85
Net cash used in financing activities	(3,373)	(1,137)

Financing activities:
Principal payments on notes payable and capital leases	(13)	(144)
Proceeds from exercise of stock options	408	1,011
Prepaid offering costs	(902)	—
Proceeds from common stock subscriptions receivable	—	30
Net cash (used in) provided by financing activities	(507)	897
Net increase (decrease) in cash and cash equivalents	(4,098)	2,400
Cash and cash equivalents, beginning of period	13,105	7,214
Cash and cash equivalents, end of period	$9,007	$9,614

Supplemental disclosure of cash flow information:

Income taxes paid	$5	$1,139

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$(7)	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share data)

NOTE 1—ORGANIZATION AND BUSINESS

Description of Operations

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings,” or collectively with its subsidiaries, the “Company”) was reincorporated under the laws of the State of Delaware on September 14, 2004. Originally Outdoor Channel Holdings was incorporated under the name Global Resources, Inc., an Alaska corporation, and was subsequently re-named Global Outdoors, Inc. In 2003, the name was changed to Outdoor Channel Holdings, Inc. The Company acquired the remaining 17.6% minority interest in The Outdoor Channel, Inc. (“TOC”), which it did not previously hold, on September 8, 2004. TOC operates The Outdoor Channel which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming.

Our revenues include advertising fees from advertisements aired on The Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel, and from advertisements in “Gold Prospectors & Treasure Hunters in the Great Outdoors” magazine; subscriber fees paid by cable and satellite service providers that air The Outdoor Channel; membership fees from members in both LDMA-AU, Inc. (“Lost Dutchman’s”) and Gold Prospector’s Association of America, LLC (“GPAA”); and other income including products and services related to gold prospecting, gold expositions, expeditions and outings.

Other business activities consist of the promotion and sale of a gold prospecting expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman’s which entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of other properties.

NOTE 2—UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and its results of operations and cash flows for the three and/or six months ended June 30, 2005 and 2004. Information included in the consolidated balance sheet, as of December 31, 2004 has been derived from, and certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2004 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K/A (the “10-K/A”) for the year ended December 31, 2004 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K/A.

Certain amounts in the 2004 unaudited condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

The results of the Company’s operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year ending December 31, 2005.

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

NOTE 3—EARNINGS PER SHARE

Effective September 15, 2004 the Company effected a 5 for 2 split of its common stock in connection with its reincorporation in Delaware. All share and per share data has been adjusted where appropriate to reflect this stock split. In addition, the par value of the Company’s common stock was changed from $0.02 to $0.001 per share.

The Company has presented “basic” and “diluted” earnings per common share in the accompanying unaudited condensed consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company and TOC, prior to the acquisition of the remaining minority interest in TOC, were issued during the period if any such issuances have a dilutive effect.

The computation of diluted earnings per share takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of all of the outstanding stock options of Outdoor Channel Holdings for the three and six months ended June 30, 2005 and 2004 and TOC for the three and six months ended June 30, 2004, adjusted for the application of the treasury stock method. The computation of diluted earnings per share for the three and six months ended June 30, 2004 also takes into account the reduction in net income applicable to common stock attributable to the increase in the minority interest (approximately 17.5% to 33.1%) in the net income of TOC that results from the assumed exercise of all of TOC’s outstanding stock options. The number of shares potentially issuable by the Company at June 30, 2005 and 2004 upon the exercise of stock options that were not included in the computation of net earnings per common share because they were anti-dilutive totaled 110 and 25, respectively.

The following table summarizes the calculation of net income and the weighted average common shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerators:
Net income—basic	$512	$844	$964	$1,957
Deduct increase in minority interest
attributable to assumed exercise of dilutive stock options of TOC	—	(196)	—	(421)
Net income—diluted	$512	$648	$964	$1,536

Denominators:
Weighted average common shares outstanding—basic	18,558	15,053	18,516	14,960
Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	3.955	540	3,937	596
Diluted weighted average common shares outstanding	22,513	15,593	22,453	15,556

NOTE 4—PRO FORMA EFFECTS OF STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinions No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

The Company’s historical net income and earnings per common share and pro forma net income and earnings per common share assuming compensation cost had been determined for the three and six months ended June 30, 2005 and 2004 based on the fair value at the grant date for all awards by the Company using the Black-Scholes option pricing model consistent with the provisions of SFAS 123, and amortized ratably or over the vesting period, are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
As reported	$512	$844	$964	$1,957
Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects	(432)	(456)	(829)	(912)

Pro forma - basic	$80	$388	$135	$1,045
Pro forma - diluted	$80	$192	$135	$624

Basic earnings per share:
As reported	$0.03	$0.06	$0.05	$0.13
Pro forma	$0.00	$0.03	$0.01	$0.07
Diluted earnings per common share:
As reported	$0.02	$0.04	$0.04	$0.10
Pro forma	$0.00	$0.01	$0.01	$0.04

The fair value of each option granted by the Company in the six months ended June 30, 2005 and the year ended December 31, 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Year Ended
	June 30, 2005	December 31, 2004
Risk-free interest rate	3.7 - 4.2%	1.7 - 4.2%
Dividend yield	0%	0%
Expected life of the option	3.8 - 5.1 yrs.	3 mos. - 10 yrs.
Volatility factor	37.7%	41.7 - 79%

As a result of amendments to SFAS 123, the Company will be required to charge the fair value of employee stock options as of the date of grant to expense over the vesting period beginning with its fiscal quarter ending March 31, 2006.

NOTE 5—EQUITY TRANSACTIONS

Issuances of Common Stock by the Company

During the six months ended June 30, 2005, the Company received cash proceeds of approximately $408 from the exercise of options for the purchase of 194 shares of common stock. Also during the six months ended June 30, 2005, the Company issued employees 72 shares of restricted stock. The rights to these shares vest over a three year period. Based on the closing market price on the day before the grant of $14.95 per share, the value of the stock was $1,084. This amount has been included in deferred compensation as an offset to stockholders’ equity and will be amortized to compensation expense as the rights to the restricted stock vest.

Outdoor Channel Holdings, Inc. Stock Option Plans

Descriptions of Outdoor Channel Holdings’ stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of June 30, 2005 and the changes in options outstanding during the six months then ended is presented in the table that follows:

	As of June 30, 2005
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	5,630	$4.12
Options granted	385	14.60
Options exercised	(194)	2.11
Options canceled or expired	(3)	6.14

Options outstanding at end of period	5,818	$4.88

NOTE 6—RELATED PARTY TRANSACTIONS

The Company is leasing its administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders and officers of the Company. The lease agreements currently require monthly rent payments aggregating approximately $21. These lease agreements expire on December 31, 2005. Rent expense paid to Musk Ox Properties, LP totaled approximately $63 and $61 in the three months ended June 30, 2005 and 2004, respectively, and approximately $126 and $122 in the six months ended June 30, 2005 and 2004, respectively.

NOTE 7—SEGMENT INFORMATION

Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), the Company reports segment information in the same format as reviewed by the Company’s Chief Operating Decision Maker (the “CODM”). The Company segregates its business activities into TOC and the Membership Division. TOC is a separate business activity that broadcasts television programming on The Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel) and subscriber fees. Lost Dutchman’s and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes magazine sales, the sale of products and services related to gold prospecting, gold expositions, expeditions and outings. Intersegment sales amounted to approximately $149 in each of the three months ended June 30, 2005 and 2004 and $298 in each of the six months ended June 30, 2005 and 2004.

NOTE 7—SEGMENT INFORMATION (Concluded)

          Information with respect to these reportable segments as of and for the three and six months ended June 30, 2005 and 2004 follows:

		Income (Loss)			Additions to
As of and for the		Before Income		Depreciation	Property,
Three Months Ended		Taxes and	Total	and	Plant and
June 30, 2005	Revenues	Minority Interest	Assets	Amortization	Improvements

TOC	$8,994	$1,709	$23,296	$285	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,536	29,225	363	1,705
Corporate*	—	(660)	72,917	136	—
Totals	$10,014	$876	$102,142	$499	$1,705

June 30, 2004
TOC	$8,402	$2,064	$17,260	$213	$192
Membership Division	1,155	25	6,613	86	348
Subtotals of Segments	9,557	2,089	23,873	299	540
Corporate*	—	(314)	—	—	—
Totals	$9,557	$1,775	$23,873	$299	$540

As of and for the
Six Months Ended
June 30, 2005
TOC	$17,751	$2,981	$23,296	$645	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,867	29,225	801	3,373
Corporate*	—	(1,212)	72,917	272	—
Totals	$20,075	$1,655	$102,142	$1,073	$3,373

June 30, 2004
TOC	$16,282	$4,471	$17,260	$426	$504
Membership Division	2,480	172	6,613	172	462
Subtotals of Segments	18,762	4,643	23,873	598	966
Corporate*	—	(564)	—	—	—
Totals	$18,762	$4,079	$23,873	$598	$966

*The Company captures corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of: professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated with either TOC or the Membership division. Corporate assets consisted primarily of goodwill, net deferred tax assets, intangible assets and other assets such as prepaid offering costs.

NOTE 8—SUBSEQUENT EVENTS

On July 1, 2005, the Company completed a public offering of its common stock, whereby we sold 3,500 shares of common stock and received net proceeds of $44,415 prior to offering costs. In addition, certain selling stockholders exercised options to buy 1,688 shares of common stock which were resold in the public offering. On July 13, 2005, the underwriters exercised their over-allotment option from certain selling stockholders, whereby options to buy an additional 442 shares of common stock were exercised. The Company received $2,162 in aggregate from the exercise of these options.

* * *

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement

The information contained in this report may include forward-looking statements. The Company’s actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel and others; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of The Outdoor Channel; and (4) other matters. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties which are discussed below under the caption “Risks and Uncertainties” and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

Outdoor Channel Holdings, Inc. (which we refer to as “Outdoor Channel Holdings” or collectively with its subsidiaries, the “Company”), through its indirect wholly-owned subsidiary The Outdoor Channel, Inc. (“TOC”), owns and operates The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related life style programming. The Company also owns and operates related businesses which serve the interests of The Outdoor Channel’s viewers and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. (“Lost Dutchman’s”) and Gold Prospector’s Association of America, LLC. (“GPAA”). Lost Dutchman’s is a national gold prospecting campground club with approximately 6,700 members and properties in Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 32,300 active members. GPAA is the publisher of the “Gold Prospectors & Treasure Hunters in the Great Outdoors” magazine and owner of a 2,300 acre property near Nome, Alaska used to provide an annual expedition for a fee to its members.

The Company’s revenues include (1) advertising fees from advertisements aired on The Outdoor Channel and from advertisements in “Gold Prospectors & Treasure Hunters in the Great Outdoors” magazine; (2) subscriber fees paid by cable and satellite service providers that air The Outdoor Channel; and (3) membership fees from members in both Lost Dutchman’s and GPAA and other income including magazine sales, products and services related to gold prospecting, gold expositions, expeditions and outings. Advertising fees include fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123 (R)”). “Share-Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments, including all options granted to employees, be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company intends to adopt the standards of SFAS No. 123 (R) effective January 1, 2006. Since the Company has used the intrinsic value method to account for stock options, the adoption of SFAS 123 (R) is expected to have a material impact on the financial statements of Outdoor Channel Holdings, Inc.

The FASB had issued certain other accounting pronouncements as of June 30, 2005 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the three and six months ended June 30, 2005.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004

          The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
Revenues:
Advertising	$5,257	$5,352	$(95)	(1.8)%	52.5%	56.0%
Subscriber fees	3,894	3,219	675	21.0	38.9	33.7
Membership income	863	986	(123)	(12.5)	8.6	10.3
Total revenues	10,014	9,557	457	4.8	100.0	100.0

Expenses:
Satellite transmission fees	616	586	30	5.1	6.1	6.1
Advertising	2,062	1,491	571	38.3	20.6	15.6
Programming	531	895	(364)	(40.7)	5.3	9.4
Selling, general and administrative	5,967	4,840	1,127	23.3	59.6	50.6
Total expenses	9,176	7,812	1,364	17.5	91.6	81.7

Income from operations	838	1,745	(907)	(52.0)	8.4	18.3

Other income, net	38	30	8	26.7	0.3	0.3

Income before income taxes and minority interest	876	1,775	(899)	(50.6)	8.7	18.6

Income tax provision	364	704	(340)	(48.3)	3.6	7.4

Income before minority interest	512	1,071	(559)	(52.2)	5.1	11.2

Minority interest in net income of consolidated subsidiary	—	227	(227)	(100.0)	—	2.4

Net income	$512	$844	$(332)	(39.3)%	5.1%	8.8%

Comparison of Operating Results for the Six Months Ended June 30, 2005 and June 30, 2004

          The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
Revenues:
Advertising	$10,516	$10,164	$352	3.5%	52.4%	54.2%
Subscriber fees	7,536	6,380	1,156	18.1	37.5	34.0
Membership income	2,023	2,218	(195)	(8.8)	10.1	11.8
Total revenues	20,075	18,762	1,313	7.0	100.0	100.0

Expenses:
Satellite transmission fees	1,249	1,177	72	6.1	6.2	6.3
Advertising	3,756	2,805	951	33.9	18.7	14.9
Programming	1,052	1,290	(238)	(18.4)	5.3	6.9
Selling, general and administrative	12,453	9,470	2,983	31.5	62.0	50.5
Total expenses	18,510	14,742	3,768	25.6	92.2	78.6

Income from operations	1,565	4,020	(2,455)	(61.1)	7.8	21.4

Other income, net	90	59	31	52.5	0.4	0.3

Income before income taxes and minority interest	1,655	4,079	(2,424)	(59.4)	8.2	21.7

Income tax provision	691	1,633	(942)	(57.7)	3.4	8.7

Income before minority interest	964	2,446	(1,482)	(60.6)	4.8	13.0

Minority interest in net income of consolidated subsidiary	—	489	(489)	(100.0)	—	2.6

Net income	$964	$1,957	$(993)	(50.7)%	4.8%	10.4%

Revenues

Our revenues include revenues from (1) advertising fees; (2) subscriber fees; and (3) membership income. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising) and from the sale of advertising space in publications such as the “Gold Prospectors & Treasure Hunters in the Great Outdoors” magazine. For the three months ended June 30, 2005 and 2004, The Outdoor Channel generated approximately 97.0% and 96.9% of our advertising revenue, respectively. For the six months ended June 30, 2005 and 2004, The Outdoor Channel generated approximately 97.1% and 97.4% of our advertising revenue, respectively. Subscriber fees are solely related to The Outdoor Channel. Membership income is generated by our activities other than the operation of The Outdoor Channel and includes membership sales, magazine sales, merchandise sales, and sponsored outings and expeditions in connection with GPAA and Lost Dutchman’s.

Total revenues for the three months ended June 30, 2005 were $10,014,000, an increase of $457,000, or 4.8%, compared to revenues of $9,557,000 for the three months ended June 30, 2004. Total revenues for the six months ended June 30, 2005 were $20,075,000, an increase of $1,313,000, or 7.0%, compared to revenues of $18,762,000 for the six months ended June 30, 2004. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended June 30, 2005 was $5,257,000, a decrease of $95,000 or 1.8% compared to $5,352,000 for the three months ended June 30, 2004. Advertising revenue for the six months ended June 30, 2005 was $10,516,000, an increase of $352,000 or 3.5% compared to $10,164,000 for the six months ended June 30, 2004. The decline in advertising revenue for the three months ended June 30, 2005 principally reflects our decision to use some infomercial inventory for a program produced internally that introduces The Outdoor Channel viewers to Outdoor Channel 2 HD. As a result we did not earn any revenue from this inventory of time. The increase in advertising revenue for the six months ended June 30, 2005 reflects our ability to demonstrate the value of short-form advertising on The Outdoor Channel to national advertisers and thus sell a larger percentage of our advertising inventory to these accounts, generally at higher prices.

For June of 2005, Nielsen estimated that The Outdoor Channel had 24.6 million viewers, down from 26.0 million for the same period a year ago. (Nielsen revises this estimate each month and for August, Nielsen increased its estimate to approximately 25.2 million subscribers). Despite the decrease in Nielsen’s universe estimate in the first half of 2005 as compared to Nielsen’s universe estimate in the first half of 2004, we were able to increase our effective rates realized on our advertising time on The Outdoor Channel during the first quarter of 2005 and then maintain the effective advertising rates during the second quarter of 2005.

Subscriber fees for the three months ended June 30, 2005 were $3,894,000, an increase of $675,000 or 21.0% compared to $3,219,000 for the three months ended June 30, 2004. Subscriber fees for the six months ended June 30, 2005 were $7,536,000, an increase of $1,156,000 or 18.1% compared to $6,380,000 for the six months ended June 30, 2004. The increase in subscriber fees for the period was primarily due to: an increased number of paying subscribers compared to the same periods a year ago, both from new affiliates and from existing distributors such as National Cable Television Cooperative (“NCTC”), DIRECTV, Comcast, DISH Network and Charter, and contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel.

Membership income for the three months ended June 30, 2005 was $863,000, a decrease of $123,000 or 12.5% compared to $986,000 for the three months ended June 30, 2005. Membership income for the six months ended June 30, 2005 was $2,023,000, a decrease of $195,000 or 8.8% compared to $2,218,000 for the six months ended June 30, 2004. The decline is principally a result of timing of our LDMA membership sales relative to revenue recognition of these sales and also a reduction in our GPAA membership renewal rate in the first half of 2005 compared to the first half of 2004.

          Expenses

Expenses consist of the cost of (1) satellite transmission fees; (2) advertising; (3) programming; and (4) selling, general and administrative expenses.

Total expenses for the three months ended June 30, 2005 were $9,176,000, an increase of $1,364,000, or 17.5%, compared to $7,812,000 for the three months ended June 30, 2004. As a percentage of revenues, total expenses were 91.6% and 81.7% in the three months ended June 30, 2005 and 2004, respectively. Total expenses for the six months ended June 30, 2005 were $18,510,000, an increase of $3,768,000, or 25.6%, compared to $14,742,000 for the six months ended June 30, 2004. As a percentage of revenues, total expenses were 92.2% and 78.6% in the six months ended June 30, 2005 and 2004, respectively. The increase in expenses was due to several factors, such as increased corporate costs including: (1) amortization of intangible assets; (2) costs associated with compliance with Sarbanes-Oxley Act of 2002; and (3) costs associated with incorporation in Delaware and listing on Nasdaq National Market, to which the Company became subject as of September 2004. The increase is also attributable to increased personnel costs, costs associated with the launch of our second channel, Outdoor Channel 2 HD, marketing and promotion costs incurred to support the growth of the number of subscribers of The Outdoor Channel, and other items more fully described as follows.

Satellite transmission fees for the three months ended June 30, 2005 were $616,000, an increase of $30,000, or 5.1%, compared to $586,000 for the three months ended June 30, 2004. Satellite transmission fees for the six months ended June 30, 2005 were $1,249,000, an increase of $72,000, or 6.1%, compared to $1,177,000 for the six months ended June 30, 2004. This increase reflects an additional charge for the back-up satellite capability negotiated with our satellite provider during the fourth quarter of 2004. We are scheduled for a price increase in satellite transmission fees starting October 2005 amounting to $5,000 per month. However, we currently have plans to build our own broadcast facility during 2005 that we anticipate should be operational before the end of 2005 which is expected to reduce direct satellite transmission fees resulting in an approximate savings of $12,000 per month.

Advertising expenses for the three months ended June 30, 2005 were $2,062,000, an increase of $571,000 or 38.3% compared to $1,491,000 for the three months ended June 30, 2004. Advertising expenses for the six months ended June 30, 2005 were $3,756,000, an increase of $951,000 or 33.9% compared to $2,805,000 for the six months ended June 30, 2004. The increase in advertising expenses is principally a result of our increased spending on consumer and trade industry awareness campaigns designed to build demand for The Outdoor Channel and for Outdoor Channel 2 HD. We plan on continuing to spend on these awareness programs, and when expressed as a percentage of revenues, we are trending at higher rates than 2004.

Programming expenses for the three months ended June 30, 2005 were $531,000, a decrease of $364,000 or 40.7% compared to $895,000 for the three months ended June 30, 2004. Programming expenses for the six months ended June 30, 2005 were $1,052,000, a decrease of $238,000 or 18.4% compared to $1,290,000 for the six months ended June 30, 2004. The decreases are principally a result from our decision to not produce in 2005 a special that we had produced and aired in 2004. Further contributing to the decreases was our decision to postpone until the second half of 2005 the airing of the 2005 season of one program that in 2004 we had aired in the first half.

Our policy is to charge costs of specific shows to programming expense over the expected airing period beginning when the program first airs. Much of the cost of programming has been recorded as prepaid programming costs in anticipation of airing the programs in the third and fourth quarter of 2005 on The Outdoor Channel or corresponding with the full launch of Outdoor Channel 2 HD. A substantial portion of the prepaid programming costs will be charged to expense in these quarters. Programming expenses are expected to increase as a percentage of revenue as we pursue our strategy to produce or own more programming in-house as opposed to contracting with third party producers. As a result, we believe we will control more of our programs’ quality, advertising inventory and potential to re-package our programming for other use such as international licensing and production of DVDs for retail distribution.

Selling, general and administrative expenses for the three months ended June 30, 2005 were $5,967,000, an increase of $1,127,000 or 23.3% compared to $4,840,000 for the three months ended June 30, 2004. As a percent of revenues, selling, general and administrative expenses were 59.6% and 50.6% at June 30, 2005 and 2004, respectively. Selling, general and administrative expenses for the six months ended June 30, 2005 were $12,453,000, an increase of $2,983,000 or 31.5% compared to $9,470,000 for the six months ended June 30, 2004. As a percent of revenues, selling, general and administrative expenses were 62.0% and 50.5% at June 30, 2005 and 2004, respectively. The increase was primarily due to the increase in the number of employees from 123 at the end of June 2004 to 142 by the end of June 2005. We opened our New York City advertising sales office with a resultant expense in 2005 that did not exist in the same period a year ago. It currently has a staff of three employees. We have also added an executive to our management team who holds the position of General Counsel. Others have been added in all departments to support our launch of a second channel—Outdoor Channel 2 HD, and to support our increased efforts of providing more of our shows in-house. We also experienced increased travel and related costs associated with our larger advertising sales staff, support of our service providers and the promotion of The Outdoor Channel and Outdoor Channel 2 HD through a stronger presence at trade shows, conferences and seminars. Depreciation and small equipment purchases have increased as a result of pre-launch activity of Outdoor Channel 2 HD. Also included in selling, general and administrative costs is amortization of intangible assets created as part of the acquisition in September 2004 of the remaining minority interest of TOC we did not already own. These expenses did not exist in the first half of 2004.

Income from Operations

Income from operations for the three months ended June 30, 2005 was $838,000, a decrease of $907,000 or 52.0% compared to $1,745,000 for the three months ended June 30, 2004. As a percent of revenues, income from operations was 8.4% and 18.3%, respectively. Income from operations for the six months ended June 30, 2005 was $1,565,000, a decrease of $2,455,000 or 61.1% compared to $4,020,000 for the six months ended June 30, 2004. As a percent of revenues, income from operations was 7.8% and 21.4%, respectively. As we continue to strive to drive growth of our subscriber base and as we launch Outdoor Channel 2 HD, we will incur increased expenses such as programming, marketing, and advertising as well as start-up and operating costs in 2005 that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the foreseeable future. There can be no assurance that these strategies will be successful.

Other Income, Net

Other income, net for the three months ended June 30, 2005 was $38,000, an increase of $8,000 or 26.7% compared to $30,000 for the three months ended June 30, 2004. Other income, net for the six months ended June 30, 2005 was $90,000, an increase of $31,000 or 52.5% compared to $59,000 for the six months ended June 30, 2004. This improvement was primarily due to increased dividends and interest earned on our investment in available-for-sale securities and cash balances.

Income Before Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary

Income before income taxes and minority interest decreased as a percentage of revenues to 8.7% for the three months ended June 30, 2005 compared to 18.6% for the three months ended June 30, 2004. Income before income taxes and minority interest decreased as a percentage of revenues to 8.2% for the six months ended June 30, 2005 compared to 21.7% for the six months ended June 30, 2004.

The TOC segment’s income before income taxes and minority interest expressed as a percentage of revenue decreased to 19.0% for the three months ended June 30, 2005, compared to 24.6% for the three months ended June 30, 2004. The TOC segment’s income before income taxes and minority interest expressed as a percentage of revenue decreased to 16.8% for the six months ended June 30, 2005, compared to 27.5% for the six months ended June 30, 2004. The decrease was due mainly to the growth of our advertising, personnel and travel related expenses. As noted, we have increased our staff in support of the launch of our second channel, Outdoor Channel 2 HD and in pursuit of growing the subscriber base of The Outdoor Channel.

The Membership Division segment’s income before income taxes and minority interest expressed as a percentage of revenues decreased to a loss of 17.0% for the three months ended June 30, 2005 compared to an income of 2.2% for the three months ended June 30, 2004. The Membership Division segment’s income before income taxes and minority interest expressed as a percentage of revenues decreased to a loss of 4.9% for the six months ended June 30, 2005 compared to an income of 6.9% for the six months ended June 30, 2004. This decrease principally reflects the combined effects of the decline in revenue of the Membership Division of approximately $135,000 and $156,000 and the increase in expenses of $63,000 and $130,000 in the three and six months ended June 30, 2005 and 2004, respectively. The reduction is principally a result of timing of our LDMA membership sales relative to revenue recognition of these sales and a reduction of our GPAA membership renewal rate. Further, we held five gold shows in the first quarter of this year compared to four last year which increased our overall expense. We did not realize as much revenue per show as last year as we held shows in areas we have never been before or have not been to for sometime. Often it takes a year or two for shows held in new areas to gain momentum. Our Denver show was negatively impacted by heavy snow fall which kept attendance down.

Corporate incurred a loss before income taxes and minority interest for the three months ended June 30, 2005 amounting to $660,000, an increase of $346,000 or 110.2% compared to a loss of $314,000 for the three months ended June 30, 2004. Corporate incurred a loss before income taxes and minority interest for the six months ended June 30, 2005 amounting to $1,212,000, an increase of $648,000 or 114.9% compared to $564,000 for the six months ended June 30, 2004. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, amortization of intangibles, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. The increase in the expenses of Corporate is principally related to accounting services incurred in positioning the Company to be in compliance with the requirements of the Sarbanes-Oxley Act of 2002, taxes associated with being incorporated in Delaware, listing fees of Nasdaq National Market and amortization of the intangible assets related to the acquisition of the minority interest of TOC. Increased board fees also contribute to the increase of expenses reflecting the increase in the number of independent board members from two in the first half of 2004 to five in the first half of 2005.

Income Tax Provision

Income tax provision for the three months ended June 30, 2005 was $364,000, a decrease of $340,000 or 48.3% as compared to $704,000 for the three months ended June 30, 2004. Income tax provision for the six months ended June 30, 2005 was $691,000, a decrease of $942,000 or 57.7% as compared to $1,633,000 for the six months ended June 30, 2004. The decrease was principally due to the Company earning less taxable income in the first half of 2005 as compared to the first half of 2004. The effective income tax rate was approximately 41.6% and 39.7% for the three months ended June 30, 2005 and 2004, respectively. The effective income tax rate was approximately 41.8% and 40.0% for the six months ended June 30, 2005 and 2004, respectively.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest for the three and six months ended June 30, 2004 was $227,000 and $489,000, respectively. Minority interest was eliminated in September 2004 as a result of our acquisition of the remaining minority interest in TOC we did not already own. Therefore, there was no minority interest for the three and six months ended June 30, 2005.

Net Income

Net income for the three months ended June 30, 2005 was $512,000 a decrease of $332,000 or 39.3% compared to $844,000 for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $964,000 a decrease of $993,000 or 50.7% compared to $1,957,000 for the six months ended June 30, 2004. The decrease was due to reasons stated above.

Liquidity and Capital Resources

We used $218,000 of cash in our operating activities in the six months ended June 30, 2005, compared to the cash provided by operating activities of $2,640,000 in the six months ended June 30, 2004 and had a cash and cash equivalents balance of $9,007,000 at June 30, 2005, which was a decrease of $4,098,000 from the balance of $13,105,000 at December 31, 2004. Net working capital decreased to $16,581,000 at June 30, 2005, compared to $17,042,000 at December 31, 2004.

Net cash used in investing activities was $3,373,000 in the six months ended June 30, 2005 compared to $1,137,000 for the six months ended June 30, 2004. The increase in cash used in investing activities was primarily related to additional capital expenditures to build our inventory of cameras and edit equipment to support our increased efforts to produce more of our programming in-house as opposed to licensing such programming from third parties and in particular to increase our HD camera and editing equipment. Also included in capital expenditures is “construction in progress” and equipment related to the build-out of our new broadcast facility described below.

We used $507,000 of cash in our financing activities in the six months ended June 30, 2005 compared to the cash provided by financing activities of $897,000 for the six months ended June 30, 2004. The cash used by financing activities in 2005 was primarily for prepaid costs for our public offering completed on July 1, 2005 partially offset by the proceeds from the exercise of stock options. The cash from financing activities in 2004 was primarily a result of the exercise of employee and service provider stock options from our 1995 incentive stock option plan. More options from this plan were eligible for exercise in 2004 than in the comparable period in 2005.

During 2004, the Company entered into a credit facility providing for a revolving line of credit of up to $5,000,000 of available borrowings. The borrowings under the credit facility are secured by accounts receivable, instruments, documents, chattel paper, general intangibles, contract rights, investment property, certificates of deposit, deposit accounts, letter of credit rights, inventory, and equipment. The credit facility matures on September 5, 2005 and contains customary financial and other covenants and restrictions including a change of control provision. As of June 30, 2005 and as of the date of this report, the Company did not have any amounts outstanding under the credit facility.

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

On July 1, 2005, the Company completed a public offering of its common stock, whereby we sold 3,500,000 shares of common stock and received net proceeds of $44,415,000 prior to offering costs. In addition, certain selling stockholders exercised options to buy 1,688,000 shares of common stock which were resold in the public offering. On July 13, 2005, the underwriters exercised their over-allotment option from certain selling stockholders, whereby options to buy an additional 442,000 shares of common stock were exercised. The Company received $2,162,000 in aggregate from the exercise of these options.

As of June 30, 2005, the Company had sufficient cash on hand and generated sufficient cash flow from operations to meet its short-term cash flow requirements. Management believes that the Company’s existing cash resources at June 30, 2005, the proceeds from the offering on July 1, 2005 and anticipated cash flows from operations will be sufficient to fund the Company’s operations at current levels and anticipated capital requirements through at least July 1, 2006. To the extent that such amounts are insufficient to finance the Company’s working capital requirements or the Company’s desire to expand operations beyond current levels, the Company could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its stockholders.

Risk and Uncertainties

The Company’s business and operations are subject to a number of risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect the Company’s business, financial condition and future operating results and should be read in conjunction with the risks and uncertainties contained in the Company’s other filings with the Securities and Exchange Commission. Any forward-looking statements made by the Company are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Securities Litigation Reform Act and a number of factors, including, but not limited to those discussed below, could cause the Company’s actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

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

If we offer increased launch support fees or other incentives to service providers in order to grow our subscriber base, our operating results may be harmed.

Although we currently have plans to increase our marketing and sales efforts in an attempt to increase the number of our subscribers, we may not be able to do so economically or at all. If we are unable to increase the number of our subscribers on a cost-effective basis, or if the benefits of doing so do not materialize, our business and operating results would be harmed. In particular, if we make any upfront cash payments to service providers for an increase in our subscriber base, our cash flow could be adversely impacted, and we may incur negative cash flow for some time. In addition, if we were to make such upfront cash payments or provide other incentives to service providers, we expect to amortize such amounts ratably over the term of the agreements with the service providers. However, if a service provider terminates any such agreement prior to the expiration of the term of such agreement, then under current accounting rules we may incur a large expense in that quarter in which the agreement is terminated equal to the remaining un-amortized amounts and our operating results could accordingly be adversely affected.

If, in our attempt to increase our number of subscribers, we structure launch support fees with one service provider in a way that would require us to offer the same support or incentives to all other service providers, our operating results may be harmed.

Many of our existing agreements with cable and satellite service providers contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another service provider on more favorable terms, these terms must be offered to the existing service provider, subject to some exceptions and conditions. Future agreements with service providers may also contain similar “most favored nation” clauses. If, in our attempt to increase our number of subscribers, we structure launch support fees to effectively offer more favorable terms to any service provider, these clauses may require us to reduce the effective subscriber fee rates that we receive from other service providers, and this could negatively affect our operating results.

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

The success of The Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we have relationships or agreements with most of the largest MSOs and satellite service providers, execution of an agreement with an MSO does not ensure that its affiliated regional or individual cable systems will carry The Outdoor Channel. Under our current agreements, The Outdoor Channel typically offers MSOs and their cable affiliates the right to broadcast The Outdoor Channel to their subscribers, but such contracts do not require that The Outdoor Channel be offered to all subscribers of, or any tiers offered by, the MSO. Because certain carriage agreements do not specify on which service levels The Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets The Outdoor Channel will be offered, we have no assurance that The Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. If cable and satellite service providers discontinue or refrain from carrying The Outdoor Channel, this could reduce the number of viewers and harm our operating results.

We may not be able to effectively manage our future growth, and our growth may not continue, which may substantially harm our business and prospects.

We have undergone rapid and significant growth in revenue and subscribers over the last several years, and our strategic objectives include not only further developing and enhancing our existing business, but also expanding our in-house production capabilities. There are risks inherent in rapid growth and the pursuit of new strategic objectives, including among others: investment and development of appropriate infrastructure, such as facilities, information technology systems and other equipment to support a growing organization; hiring and training new management, sales and marketing, production, and other personnel and the diversion of management’s attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, such as monitoring operations, controlling costs, maintaining effective quality and service, and implementing and maintaining adequate internal controls. Although we have recently upgraded our Temecula, California production facility, we expect that additional expenditures will be required as we continue to upgrade our facilities and to begin transmitting our channel from our facilities directly. In particular, we have signed an agreement to purchase a building near our current headquarters and are currently building out this property primarily for use as our broadcast facility in the future. We could incur cost overruns, delays and other difficulties with this construction. In addition, moving our broadcast facility and some of our personnel into this new facility could be disruptive to our operations. We cannot assure you that we will be able to successfully manage our growth, that future growth will occur or that we will be successful in managing our business objectives. We can provide no assurance that our profitability or revenues will not be harmed by future changes in our business. Our operating results could be harmed if such growth does not occur, or is slower or less profitable than projected.

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

We may be required to pay additional state income taxes for past years.

We are required to pay income taxes in various states in which we conduct our business operations. In the past, we have paid state income taxes only in California (where our headquarters is located) and have not paid income taxes to any other state. We have recently determined that we may have state income tax liability in the eight states other than California in which our gold prospecting properties are located. Although we expect in the near future to gather sufficient information to enable us to apportion our income to such states and file income tax returns in those states for past years, we can offer no assurances as to when we will be able to file state income tax returns in those states where we may have outstanding, current and future tax liabilities. In general, we believe any income taxes that we may be required to pay to states other than California will be partially offset by a refund from the State of California for income tax amounts we have overpaid to California in past years. We may, however, be limited as to the number of years for which we can receive a refund from California for taxes previously paid, and we cannot predict when we would receive any such refund. In addition, because each state to which we may owe outstanding income taxes has a different methodology for calculating tax owed and a different tax rate, our aggregate state income tax liability could be greater than what we have paid to California in prior years. Our aggregate state income tax liability, on which we may owe accrued interest and penalties, could be material to our results of operations.

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

In March 2005, we began transmitting an all new, all native high definition network called Outdoor Channel 2 HD. A formal consumer marketing campaign was initiated in July 2005. There can be no assurance that Outdoor Channel 2 HD will not incur unexpected costs and expenses. Distribution of Outdoor Channel 2 HD will depend on successfully executing distribution agreements with cable and satellite service providers. There can be no assurance that such agreements can be made, and if they are made, that they will be on terms favorable to us or that they will not require us to grant periods of free service and/or marketing commitments to encourage carriage. The public may not adopt HD consumer television equipment in numbers sufficient to allow profits for an advertiser-supported service. Bandwidth constraints may keep Outdoor Channel 2 HD from achieving sufficient distribution from service providers to reach profitability. Competition for quality HD content may increase the costs of programming for Outdoor Channel 2 HD beyond our control or expectations. All of these factors, combined or separately, could increase costs or restrain revenue and adversely affect our operating results.

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

We also compete with television network companies that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In some cases, we compete with cable and satellite service providers that have the financial and technological resources to create and distribute their own television networks, such as the Outdoor Life Network, which is owned and operated by Comcast. In order to compete for subscribers, we may pay either launch fees or marketing support or both for carriage in certain circumstances in the future, which may require significant cash expenditures, harming our operating results and margins. We may also issue our securities from time to time in connection with our attempts for broader distribution of The Outdoor Channel and the number of such securities could be significant. We compete for advertising sales with other pay television networks, broadcast networks, and local over-the-air television stations. We also compete for advertising sales with satellite and broadcast radio and the print media. We compete with other cable television networks for subscriber fees from, and affiliation agreements with, cable and satellite service providers. Actions by the Federal Communications Commission, which we refer to as the FCC, and the courts have removed certain of the impediments to entry by local telephone companies into the video programming distribution business, and other impediments could be eliminated or modified in the future. These local telephone companies may distribute programming that is competitive with the programming provided by us to cable operators.

We may not be able to attract new, or retain existing, members in our club organizations, and as a result our revenues and profitability may be harmed.

Our ability to attract new members and retain existing members in our club organizations, GPAA and Lost Dutchman’s, depends, in part, upon our marketing efforts, including our programming on The Outdoor Channel and such other efforts as direct mail campaigns, continued sponsorship of expositions dedicated to gold prospecting, treasure hunting and related interests around the country and introductory outings held at our campsites. We cannot assure you that we will successfully attract new members or retain existing members. A decline in membership in our club organizations could harm our business and operating results.

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

Our operations are influenced by many factors. These factors may cause our financial results to vary significantly in the future and our operating results may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock may decline. Factors that can cause our results to fluctuate include, but are not limited to:

•    carriage decisions of cable and satellite service providers;

•    demand for advertising, advertising rates and offerings of competing media;

•    changes in the growth rate of cable and satellite subscribers;

•            cable and satellite service providers’ capital and marketing expenditures and their impact on programming offerings and penetration;

•    seasonal trends in viewer interests and activities;

•            pricing, service, marketing and acquisition decisions that could reduce revenues and impair quarterly financial results;

•            the mix of cable television and satellite-delivered programming products and services sold and the distribution channels for those products and services;

•    our ability to react quickly to changing consumer trends;

•    specific economic conditions in the cable television and related industries; and

•    changing regulatory requirements.

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

Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. None of our employees are under contract and all of our employees are “at-will.” Any of our officers or key employees could leave at any time, and we do not have “key person” life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our President and Chief Executive Officer and Co-President of The Outdoor Channel, Inc., or Thomas H. Massie, our Executive Vice President, or William A. Owen, our Chief Financial Officer, or Andrew J. Dale, the Chief Executive Officer and Co-President of The Outdoor Channel, Inc., or Thomas E. Hornish, our General Counsel, could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

New video recording technologies may reduce our advertising revenue.

A number of new personal video recorders, such as TiVo® in the United States, have emerged in recent years. These recorders often contain features allowing viewers to watch pre-recorded programs without watching advertising. The effect of these recorders on viewing patterns and exposure to advertising could harm our operations and results if our advertisers reduce the advertising rates they are willing to pay because they believe television advertisements are less effective with these technologies.

Cable and satellite television programming signals have been stolen or could be stolen in the future, which reduces our potential revenue from subscriber fees and advertising.

The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe to programming and are authorized to view it. Conditional access systems use, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent conditional access technologies. However, theft of cable and satellite programming has been widely reported, and the access or “smart” cards used in cable and satellite service providers’ conditional access systems have been compromised and could be further compromised in the future. When conditional access systems are compromised, we do not receive the potential subscriber fee revenues from the cable and satellite service providers. Further, measures that could be taken by cable and satellite service providers to limit such theft are not under our control. Piracy of our copyrighted materials could reduce our revenue from subscriber fees and advertising and negatively affect our business and operating results.

Because we expect to become increasingly dependent upon our intellectual property rights, our inability to protect those rights could negatively impact our ability to compete.

We currently license approximately 80% of programs we air on The Outdoor Channel from third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all, or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights or defending against third party claims can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

We may face intellectual property infringement claims that could be time-consuming, costly to defend and result in our loss of significant rights.

Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. From time to time, we receive letters alleging infringement of intellectual property rights of others. Intellectual property litigation can be expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement or enter into royalty or license agreements that may not be available on acceptable or desirable terms, if at all. Our failure to license the proprietary rights on a timely basis would harm our business.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interests of all stockholders.

Our current officers, directors and greater than 5% stockholders together currently control approximately 52.8% of our outstanding common stock. As a result, these stockholders, acting together, would be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve.

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

•    allow the authorized number of directors to be changed only by resolution of our board of directors;

•    establish a classified board of directors, providing that not all members of the board be elected at one time;

•    require a 66 2/3% stockholder vote to remove a director, and only for cause;

•            authorize our board of directors to issue without stockholder approval blank check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

•            require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•            establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;

•    except as provided by law, allow only our board of directors to call a special meeting of the stockholders; and

•    require a 66 2/3% stockholder vote to amend our certificate of incorporation or bylaws.

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

Regulatory carriage requirements also could reduce the number of channels available to carry The Outdoor Channel. The 1992 Cable Act granted television broadcasters a choice of must-carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the Cable

Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could reduce carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television broadcasters may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. On February 10, 2005, the FCC decided that television broadcasters do not have such additional must-carry rights. Broadcasters have appealed to the FCC this decision and are seeking legislative change. The imposition of such additional must-carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop some cable programming services and could reduce carriage of The Outdoor Channel.

If we distribute television programming through other types of media, we may be required to obtain federal, state and local licenses or other authorizations to offer such services. We may not be able to obtain licenses or authorizations in a timely manner, or at all, or conditions could be imposed upon licenses and authorizations that may not be favorable to us.

In the future, any increased regulation of rates, and in particular the rates for basic cable services, could, among other things, put downward pressure on the rates charged by cable programming services, and affect the ability or willingness of cable system operators to retain or to add The Outdoor Channel network on their cable systems. In response to a request from the Committee on Energy and Commerce of the House of Representatives, the FCC’s Media Bureau conducted a study in 2004 regarding, among other things, government-mandated a la carte or mini-tier packaging of programming services in which each subscriber would purchase only those channels that he or she desired instead of the larger bundles of different channels as is typical today. The Media Bureau’s report on November 18, 2004 observed that such packaging would increase the cost of programming to consumers and injure programmers. If, in response to any rate or other government regulation, cable system operators implement channel offering structures that require subscribers to affirmatively choose to pay a separate fee to receive The Outdoor Channel network, either by itself or in combination with a limited number of other channels, the number of viewers for The Outdoor Channel could be reduced.

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

Our recreational outdoor activity entities, GPAA and Lost Dutchman’s, share the general risks of all outdoor recreational activities such as personal injury, environmental compliance and real estate and environmental regulation. In addition to the general cable television industry regulations, we are also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies. Our prospecting clubs are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, development and other utilization of their properties. We cannot predict what impact current or future regulations may have on these businesses. In addition, failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or costs or revocation of our operating licenses, which would have a material adverse effect on our business and operating results.

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

We are beginning the processes necessary to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of internal controls over financial reporting and an opinion by our independent registered public accounting firm addressing the assessment. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and our stock price could decrease.

If our goodwill or other indefinite-lived intangibles become impaired, we will be required to take a non-cash charge which could have a significant effect on our reported net earnings.

A significant portion of our assets consists of goodwill and other indefinite-lived intangible assets. In accordance with Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, we test goodwill and other indefinite-lived intangible assets for impairment during the fourth quarter of each year, and on an interim date if factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill or other indefinite-lived intangibles under SFAS 142 and a non-cash charge would be required. Such a charge could have a significant effect on our reported net earnings.

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

Future issuance by us of preferred shares could adversely affect the holders of existing shares, and therefore reduce the value of existing shares.

          We are authorized to issue up to 25,000,000 shares of preferred stock. The issuance of any preferred stock could adversely affect the rights of the holders of shares of our common stock, and therefore reduce the value of such shares. No assurance can be given that we will not issue shares of preferred stock in the future.

We do not expect to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, operating results, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on or prohibitions against, the payment of dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2005 and December 31, 2004, our investment portfolio included fixed-income securities of $726,000 and $741,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of June 30, 2005.

During the fiscal quarter ended June 30, 2005, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the remedial action we took to address the material weakness in our internal control over financial reporting with respect to accounting for complex and non-standard transactions. As we previously disclosed in our Form 10-Q, as amended, for the quarter ended March 31, 2005, we engaged additional resources to advise our management on the financial reporting and accounting treatment of such transactions as the remedial action.

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings.

                                None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                                None

ITEM 3.  Defaults Upon Senior Securities.

                                None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

                                None

ITEM 5.  Other Information

                                None

ITEM 6.  Exhibits

Exhibit Number		Description

3.1

Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2		By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
4.1		Specimen stock certificate for shares of common stock of the Company.
10.1

Selling Stockholders Registration Rights Agreement, dated as of June 27, 2005, among Outdoor Channel Holdings, Inc. and the selling stockholders who are a party (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 28, 2005 and incorporated herein by reference)

31.1		Certification by Chief Executive Officer
31.2		Certification by Chief Financial Officer
32.1	*	Section 1350 Certification by Chief Executive Officer
32.2	*	Section 1350 Certification by Chief Financial Officer

*                       Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ William A. Owen
William A. Owen
Authorized Officer, Chief Financial Officer and Controller (Principal and Accounting Officer)
Date: August 12, 2005