Form 10-Q
period 2005-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2005-11-14
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission file number: 000-17287

Outdoor Channel Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0074499
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 11, 2005
Common Stock, $0.001 par value	24,303,413

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For The Period Ended September 30, 2005

Table of Contents

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

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

Signatures

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,775	$13,105
Investment in available-for-sale securities	21,923	741
Accounts receivable, net of allowance for doubtful accounts of $275 and $207	5,317	4,848
Income tax refund receivable	3,477	2,291
Prepaid programming costs	3,121	606
Deferred tax assets, net	76	—
Other current assets	1,003	135
Total current assets	64,692	21,726

Property, plant and equipment at cost, net:
Membership division	3,615	3,527
Outdoor Channel equipment and improvements	9,957	3,199
Property, plant and equipment, net	13,572	6,726
Amortizable intangible assets	1,519	1,939
Goodwill	43,668	43,668
Other non-amortizable intangible assets	10,573	10,573
Deferred tax assets, net	11,939	14,863
Deposits and other assets	186	174
Totals	$146,149	$99,669

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$3,493	$3,705
Accrued severance payments	18	28
Current portion of capital lease obligations	16	26
Deferred tax liabilities, net	—	494
Current portion of deferred revenue	257	370
Customer deposits	86	61
Total current liabilities	3,870	4,684

Accrued severance payments, net of current portion	21	37
Capital lease obligations, net of current portion	—	9
Deferred revenue, net of current portion	1,157	1,145
Deferred satellite rent obligations	298	312
Total liabilities	5,346	6,187

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 24,305 and 18,394 shares issued and outstanding	24	18
Additional paid-in capital	158,543	111,912
Deferred compensation	(1,643)	(1,034)
Accumulated other comprehensive income	49	43
Accumulated deficit	(16,170)	(17,457)
Total stockholders’ equity	140,803	93,482
Totals	$146,149	$99,669

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Advertising	$5,657	$5,723	$16,173	$15,886
Subscriber fees	3,846	3,450	11,382	9,830
Membership income	1,901	1,776	3,924	3,995

Total revenues	11,404	10,949	31,479	29,711

Expenses:
Satellite transmission fees	617	582	1,866	1,759
Advertising	1,912	1,477	5,668	4,282
Programming	2,315	933	3,367	2,223
Non-cash compensation expense from exchange of stock options	—	47,983	—	47,983
Selling, general and administrative	6,299	5,696	18,752	15,166

Total expenses	11,143	56,671	29,653	71,413

Income (loss) from operations	261	(45,722)	1,826	(41,702)

Other income, net	396	34	486	93

Income (loss) before income taxes and minority interest	657	(45,688)	2,312	(41,609)

Income tax provision (benefit)	334	(18,176)	1,025	(16,543)

Income (loss) before minority interest	323	(27,512)	1,287	(25,066)

Minority interest in net income of consolidated subsidiary	—	193	—	682

Net income (loss)	$323	$(27,705)	$1,287	$(25,748)

Earnings (loss) per common share:
Basic	$0.01	$(1.75)	$0.06	$(1.69)
Diluted	$0.01	$(1.75)	$0.05	$(1.69)

Weighted average number of common shares outstanding:
Basic	24,236	15,789	20,444	15,238
Diluted	27,658	15,789	23,672	15,238

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2005

(In thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Total
Balance, January 1, 2005	—	$—	18,394	$18	$111,912	$(1,034)	$43	$(17,457)	$93,482

Comprehensive income:
Net income								1,287	1,287
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $2							6		6
Total comprehensive income									1,293

Common stock issued upon exercise of stock options			2,341	2	2,629				2,631

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares			70		861	(861)			—

Common stock issued upon sale to public, net of offering cost of $1,066			3,500	4	43,346				43,350

Amortization of deferred compensation						252			252

Change in estimate on tax benefit from exercise of stock options					(864)				(864)

Tax benefit from exercise of stock options					659				659

Balance, September 30, 2005	—	$—	24,305	$24	$158,543	$(1,643)	$49	$(16,170)	$140,803

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$1,287	$(25,748)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,643	896
Provision for doubtful accounts	132	—
Realized gain on sale of available-for-sale securities	—	(34)
Minority interest in net income of consolidated subsidiary	—	682
Tax benefit from exercise of stock options	—	466
Deferred tax provision	2,368	(19,097)
Compensation expense from exchange of stock options	—	47,983
Amortization of deferred compensation	252	—
Changes in operating assets and liabilities:
Accounts receivable	(601)	(315)
Income tax refund receivable	(1,391)	945
Prepaid programming costs	(2,515)	—
Other current assets	(868)	152
Deposits and other assets	(11)	(17)
Accounts payable and accrued expenses	(212)	749
Accrued severance payments	(26)	(268)
Deferred revenue	(102)	(462)
Customer deposits	25	—
Deferred satellite rent obligations	(14)	(51)
Net cash provided by (used in) by operating activities	(33)	5,881

Investing activities:
Purchases of property, plant and equipment	(8,069)	(1,631)
Purchases of available-for-sale securities	(21,190)	(256)
Proceeds from sale of available-for-sale securities	—	85
Cost related to acquisition of minority interest	—	(593)
Net cash used in investing activities	(29,259)	(2,395)
Financing activities:
Principal payments on notes payable and capital leases	(19)	(151)
Proceeds from exercise of stock options	2,631	1,102
Proceeds from common stock subscriptions receivable	—	30
Proceeds from the sale of common stock, net of offering costs	43,350	—
Net cash provided by financing activities	45,962	981
Net increase in cash and cash equivalents	16,670	4,467
Cash and cash equivalents, beginning of period	13,105	7,214
Cash and cash equivalents, end of period	$29,775	$11,681

Supplemental disclosure of cash flow information:

Income taxes paid	$108	$1,139

Supplemental disclosures of non-cash investing and financing activities:

Retirement of treasury stock	$—	$400
Fair value of common stock issued to acquire minority interest in subsidiary	$—	$46,062
Effect of net increase in fair value of available-for-sale securities, net of deferred taxes	$6	$—
Exchange of stock options for non-employee stock options of subsidiary	$—	$4,250

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share data)

NOTE 1—ORGANIZATION AND BUSINESS

Description of Operations

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings,” or collectively with its subsidiaries, the “Company”) is incorporated under the laws of the State of Delaware. The Company acquired the remaining 17.6% minority interest in its subsidiary, The Outdoor Channel, Inc. (“TOC”), which it did not previously hold, on September 8, 2004. TOC operates The Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. TOC also operates Outdoor Channel 2 HD, which also is a national television network with similar programming produced utilizing high definition technology.

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

Other business activities consist of the promotion and sale of a gold prospecting expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman’s which entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of these and other properties.

Outdoor Channel Holdings also wholly owns 43455 BPD, LLC which owns the Company’s broadcast facility.

NOTE 2—UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and its results of operations and cash flows for the three and/or nine months ended September 30, 2005 and 2004. Information included in the consolidated balance sheet, as of December 31, 2004 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2004 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K/A (the “10-K/A”) for the year ended December 31, 2004 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K/A.

Certain amounts in the 2004 unaudited condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

The results of the Company’s operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year ending December 31, 2005.

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

The Company has presented “basic” and “diluted” earnings per common share in the accompanying unaudited condensed consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company were issued during the period if any such issuances have a dilutive effect.

The computation of diluted earnings per common share takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of the outstanding stock options of the Company for the three and nine months ended September 30, 2005, adjusted for the application of the treasury stock method.  The computation of diluted loss per common share for the three and nine months ended September 30, 2004 does not take into account either (i) the outstanding stock options of the Company because the effect of their assumed exercise would be anti-dilutive; or (ii) the increase in the net loss attributable to the increase in the minority interest in the net income of TOC that results from the assumed exercise of all of TOC’s outstanding stock options prior to the exchange of those options for Company options on September 8, 2004 because the effects of the assumed exercise of TOC stock options were not material. The number of shares potentially issuable by the Company at September 30, 2005 and 2004 upon the exercise of stock options that were not included in the computation of net earnings per common share because they were anti-dilutive totaled 410 and 5,643, respectively.

The following table summarizes the calculation of net income and the weighted average common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerators:
Net income (loss) —basic	$323	$(27,705)	$1,287	$(25,748)

Denominators:
Weighted average common shares outstanding—basic	24,236	15,789	20,444	15,238
Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	3,422	—	3,228	—
Diluted weighted average common shares outstanding	27,658	15,789	23,672	15,238

NOTE 4—PRO FORMA EFFECTS OF STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinions No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied.

The Company’s historical net income (loss) and earnings (loss) per common share and pro forma net income (loss) and earnings (loss) per common share assuming compensation cost had been determined for the three and nine months ended September 30, 2005 and 2004 based on the fair value at the grant date for all awards by the Company using the Black-Scholes option pricing model consistent with the provisions of SFAS 123, and amortized ratably over the vesting period, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$323	$(27,705)	$1,287	$(25,748)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects*	—	28,885	—	28,885
Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects	(456)	(478)	(1,285)	(1,390)

Pro forma - basic	$(133)	$702	$2	$1,747
Pro forma - diluted	$(133)	$702	$2	$1,747

Basic earnings (loss) per share:
As reported	$0.01	$(1.75)	$0.06	$(1.69)
Pro forma	$(0.01)	$0.04	$0.00	$0.11
Diluted earnings (loss) per common share:
As reported	$0.01	$(1.75)	$0.05	$(1.69)
Pro forma	$(0.00)	$0.04	$0.00	$0.11

*See Note 3

The fair value of each option granted by the Company in the nine months ended September 30, 2005 and the year ended December 31, 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Risk-free interest rate	3.7 - 4.2%	1.7 - 4.2%
Dividend yield	0%	0%
Expected life of the option	3.8 - 5.1 yrs.	3 mos. - 10 yrs.
Volatility factor	37.7%	41.7 – 79.0%

As a result of amendments to SFAS 123, the Company will be required to charge the fair value of employee stock options as of the date of grant to expense over the vesting period beginning with its fiscal quarter ending March 31, 2006. The adoption of SFAS 123 (R) is expected to have a material impact on the financial statements of Outdoor Channel Holdings, Inc.

NOTE 5—EQUITY TRANSACTIONS

Issuances of Common Stock by the Company

On July 1, 2005, the Company completed a public offering of its common stock, whereby we sold 3,500 shares of common stock and received net proceeds of $43,350. In addition, certain selling stockholders exercised options to buy 1,688 shares of common stock which were resold in the public offering. On July 13, 2005, the underwriters exercised their over-allotment option granted by certain selling stockholders, and purchased an additional 442 shares of common stock. The shares sold by the selling stockholders were purchased immediately before the sale through the exercise of options they held to buy common shares from the Company. The Company received $2,168 in the aggregate from the exercise of these options. During the nine months ended September 30, 2005, the Company also received cash proceeds of approximately $463 from the exercise of other options for the purchase of 211 shares of common stock.

During the nine months ended September 30, 2005, the Company issued to employees an aggregate of 75 shares of restricted stock on two separate dates. The rights to these shares vest over a three year period. Based on the closing market prices on the day before these grants of $14.95 and $13.38 per share, the fair value of the stock was $1,103 but the aggregate charge to be incurred over the vesting period amounts to $861 representing the fair value net of  an estimated employee turnover rate and has been included in deferred compensation as an offset to stockholders’ equity.  The balance will be amortized to compensation expense as the rights to the restricted stock vest. The Company recorded a charge for these shares of $72 and $95 for the three and nine months ended September 30, 2005, respectively.  For the restricted shares issued in 2004, the Company recorded a charge of $52 and $156 for the same respective periods.  As of September 30, 2005, a total of 5 shares of restricted stock have been cancelled due to employee turnover.

Outdoor Channel Holdings, Inc. Stock Option Plans

Descriptions of Outdoor Channel Holdings’ stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of September 30, 2005 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

	As of September 30, 2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,630	$4.12
Options granted	385	14.60
Options exercised	(2,341)	1.12
Options canceled or expired	(3)	6.14

Options outstanding at end of period	3,671	$7.13

NOTE 6—RELATED PARTY TRANSACTIONS

The Company is leasing its administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders and officers of the Company. The lease agreements currently require monthly rent payments aggregating approximately $21. These lease agreements expire on December 31, 2005. Rent expense paid to Musk Ox Properties, LP totaled approximately $63 and $61 in the three months ended September 30, 2005 and 2004, respectively, and approximately $189 and $183 in the nine months ended September 30, 2005 and 2004, respectively. The Company has engaged a third party to determine fair market lease rates for the facility in anticipation of renewing the lease agreements for another two-year period.

NOTE 7—SEGMENT INFORMATION

Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), the Company reports segment information in the same format as reviewed by the Company’s Chief Operating Decision Maker (the “CODM”). The Company segregates its business activities into TOC and the Membership Division. TOC is a separate business activity that broadcasts television programming on The Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel) and subscriber fees. Lost Dutchman’s and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes magazine sales, the sale of products and services related to gold prospecting, gold expositions, expeditions and outings. Intersegment sales amounted to approximately $149 in each of the three months ended September 30, 2005 and 2004 and $446 in each of the nine months ended September 30, 2005 and 2004.

Information with respect to these reportable segments as of and for the three and nine months ended September 30, 2005 and 2004 follows:

	Revenues	Income (Loss) Before Income Taxes and Minority Interest	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended September 30, 2005
TOC	$9,309	$534	$24,538	$355	$4,567
Membership Division	2,095	428	6,186	78	129
Subtotals of Segments	11,404	962	30,724	433	4,696
Corporate*	—	(305)	115,425	136	—
Totals	$11,404	$657	$146,149	$569	$4,696

September 30, 2004
TOC	$9,022	$2,463	$19,374	$213	$581
Membership Division	1,927	306	4,400	86	84
Subtotals of Segments	10,949	2,769	23,774	299	665
Corporate*	—	(48,457)	67,734	—	—
Totals	$10,949	$(45,688)	$91,508	$299	$665

As of and for the Nine Months Ended
September 30, 2005
TOC	$27,061	$3,515	$24,538	$1,000	$7,752
Membership Division	4,418	314	6,186	235	317
Subtotals of Segments	31,479	3,829	30,724	1,235	8,069
Corporate*	—	(1,517)	115,425	408	—
Totals	$31,479	$2,312	$146,149	$1,643	$8,069

September 30, 2004
TOC	$25,304	$6,931	$19,374	$639	$1,081
Membership Division	4,407	482	4,400	257	550
Subtotals of Segments	29,711	7,413	23,774	896	1,631
Corporate*	—	(49,022)	67,734	—	—
Totals	$29,711	$(41,609)	$91,508	$896	$1,631

*The Company captures corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of: professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated directly with either TOC or the Membership division. Corporate assets consisted primarily of goodwill, net deferred tax assets and intangible assets.

NOTE 8—INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

The Company’s short term investments are classified as available-for-sale and are recorded at fair value. Gross realized gains and losses on sales of securities during 2004 were not material. Included in short-term available-for-sale investments are auction rate securities owned by the Company that generally reset every 28 days.

The investment in available-for-sale securities at September 30, 2005 is comprised as follows:
Auction rate securities	$21,190
Equities	733
Total current securities	$21,923

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of securities that were held during the period. The unrealized gain (loss) associated with investments was not significant for either period presented.

NOTE 9—SUBSEQUENT EVENTS

On November 2, 2005, the Company renewed its revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 7, 2007 and increasing the total amount which can be drawn upon under the revolver  to $8,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of the Company’s assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision. As of September 30, 2005, the Company did not have any outstanding borrowings under this revolver.

On November 2, 2005, the Company obtained a $1,950 mortgage loan from the Bank on its recently purchased broadcast facility located in Temecula, California which has a 10 year term with a 25 year amortization schedule. This loan carries a variable interest rate of LIBOR plus 1.35%. This loan is secured primarily by a Deed of Trust on the property and is also secondarily secured by the same assets as the revolver. It also contains customary financial and other covenants and restrictions including a change of control provision. On November 7, 2005, the Company entered into an interest rate swap agreement with its bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this loan at 6.59%.

On November 2, 2005, the Company obtained a $3,000, five year fully amortizing term loan. This term loan carries a variable interest rate of LIBOR plus 1.35%. This term loan is secured by the same assets as the revolver and contains customary financial and other covenants and restrictions including a change of control provision. On November 7, 2005, the Company entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this term loan at 6.35%. The proceeds from this loan are principally to be used for the leasehold improvements and the purchase of equipment related to our broadcast facility.

* * *

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement

The information contained in this report may include forward-looking statements. The Company’s actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) future performance that may result from the taking of strategic initiatives; (2) expected revenue and earnings growth and changes in mix; (3) anticipated expenses including advertising, programming, personnel and others; (4) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of The Outdoor Channel; and (5) other matters. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

General

Outdoor Channel Holdings, Inc. (which we refer to as “Outdoor Channel Holdings” or collectively with its subsidiaries, the “Company”), through its indirect wholly owned subsidiary The Outdoor Channel, Inc. (“TOC”), owns and operates The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. The Company also owns and operates related businesses which serve the interests of The Outdoor Channel’s viewers and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc. (“Lost Dutchman’s”) and Gold Prospector’s Association of America, LLC. (“GPAA”). Lost Dutchman’s is a national gold prospecting campground club with approximately 6,850 members and properties in Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon and South Carolina. We believe GPAA is one of the largest gold prospecting clubs in the world with approximately 31,700 active members. GPAA is the publisher of the “Gold Prospectors & Treasure Hunters in the Great Outdoors” magazine and has rights to a 2,300 acre property near Nome, Alaska used to provide an annual expedition for a fee to its members.

Outdoor Channel Holdings also wholly owns 43455 BPD, LLC which owns our broadcast facility.

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

During the latter part of 2004, we decided to pursue strategic initiatives to increase our long-term profitability. Such initiatives included growing The Outdoor Channel’s subscriber base, by developing a second network — Outdoor Channel 2 HDSM, opening a new advertising sales office in New York, producing more programming in-house and purchasing a new building to house our new state of the art broadcast facility. Although we anticipate these initiatives will increase our costs in the near term, we believe such strategic pursuits will ultimately enhance our overall performance.

In some of the following period-to-period comparisons, the Company has specifically noted, and at times excluded the September 2004 non-cash, non-recurring compensation expense of $47,983,000 incurred by the Company and the related tax benefit of $19,098,000 as the result of the assumption of TOC options in connection with the acquisition of the minority interest in TOC because it believes quantifying the effects of this charge provides a better understanding of the Company’s results of operations. The Company’s management also believes that disclosure of its results in this manner, when presented in conjunction with the corresponding GAAP measures, provides useful information to investors and others in identifying and understanding the Company’s operating performance for the periods presented.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123 (R)”). “Share-Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments, including all options granted to employees, be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required for employee options.  The Company will adopt the standards of SFAS No. 123 (R) effective January 1, 2006. Since the Company has used the intrinsic value method to account for stock options, the adoption of SFAS 123 (R) is expected to have a material impact on the financial statements of Outdoor Channel Holdings, Inc.

The FASB had issued certain other accounting pronouncements as of September 30, 2005 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the three and nine months ended September 30, 2005.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
Revenues:
Advertising	$5,657	$5,723	$(66)	(1.2)%	49.6%	52.3%
Subscriber fees	3,846	3,450	396	11.5	33.7	31.5
Membership income	1,901	1,776	125	7.0	16.7	16.2
Total revenues	11,404	10,949	455	4.2	100.0	100.0

Expenses:
Satellite transmission fees	617	582	35	6.0	5.4	5.3
Advertising	1,912	1,477	435	29.5	16.8	13.5
Programming	2,315	933	1,382	148.1	20.3	8.6
Non-cash compensation expense from exchange of stock options	—	47,983	(47,983)	(100.0)	—	438.2
Selling, general and administrative	6,299	5,696	603	10.6	55.2	52.0
Total expenses	11,143	56,671	(45,528)	(80.3)	97.7	517.6

Income (loss) from operations	261	(45,722)	45,983	NMF	2.3	(417.6)

Other income, net	396	34	362	1,064.7	3.5	0.3

Income (loss) before income taxes and minority interest	657	(45,688)	46,345	NMF	5.8	(417.3)

Income tax provision (benefit)	334	(18,176)	18,510	NMF	3.0	(166.0)

Income (loss) before minority interest	323	(27,512)	27,835	NMF	2.8	(251.3)

Minority interest in net income of consolidated subsidiary	—	193	(193)	(100.0)	—	1.8

Net income (loss)	$323	$(27,705)	$28,028	NMF %	2.8%	(253.1)%

NMF – Not Meaningful

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and September 30, 2004

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
Revenues:
Advertising	$16,173	$15,886	$287	1.8%	51.4%	53.5%
Subscriber fees	11,382	9,830	1,552	15.8	36.1	33.1
Membership income	3,924	3,995	(71)	(1.8)	12.5	13.4
Total revenues	31,479	29,711	1,768	6.0	100.0	100.0

Expenses:
Satellite transmission fees	1,866	1,759	107	6.1	5.9	5.9
Advertising	5,668	4,282	1,386	32.4	18.0	14.4
Programming	3,367	2,223	1,144	51.5	10.7	7.5
Non-cash compensation expense from exchange of stock options	—	47,983	(47,983)	(100.0)	—	161.5
Selling, general and administrative	18,752	15,166	3,586	23.6	59.6	51.1
Total expenses	29,653	71,413	(41,760)	(58.5)	94.2	240.4

Income (loss) from operations	1,826	(41,702)	43,528	NMF	5.8	(140.4)

Other income, net	486	93	393	422.6	1.5	0.3

Income (loss) before income taxes and minority interest	2,312	(41,609)	43,921	NMF	7.3	(140.1)

Income tax provision (benefit)	1,025	(16,543)	17,568	NMF	3.3	(55.7)

Income (loss) before minority interest	1,287	(25,066)	26,353	NMF	4.0	(84.4)

Minority interest in net income of consolidated subsidiary	—	682	(682)	(100.0)	—	2.3

Net income (loss)	$1,287	$(25,748)	$27,035	NMF %	4.0%	(86.7)%

NMF – Not Meaningful

Revenues

Our revenues include revenues from (1) advertising fees; (2) subscriber fees; and (3) membership income. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising) and from the sale of advertising space in publications such as the “Gold Prospectors & Treasure Hunters in the Great Outdoors” magazine. Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on The Outdoor Channel. For the three months ended September 30, 2005 and 2004, The Outdoor Channel generated approximately 97.0% and 97.4% of our advertising revenue, respectively. For the nine months ended September 30, 2005 and 2004, The Outdoor Channel generated approximately 97.0% and 97.4% of our advertising revenue, respectively. Subscriber fees are solely related to The Outdoor Channel. Membership income is generated by our activities other than the operation of The Outdoor Channel and includes membership sales, magazine sales, merchandise sales, and sponsored outings and expeditions in connection with GPAA and Lost Dutchman’s.

Total revenues for the three months ended September 30, 2005 were $11,404,000, an increase of $455,000, or 4.2% compared to revenues of $10,949,000 for the three months ended September 30, 2004. Total revenues for the nine months ended September 30, 2005 were $31,479,000, an increase of $1,768,000, or 6.0%, compared to revenues of $29,711,000 for the nine months ended September 30, 2004. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended September 30, 2005 was $5,657,000, a decrease of $66,000 or 1.2% compared to $5,723,000 for the three months ended September 30, 2004. Advertising revenue for the nine months ended September 30, 2005 was $16,173,000, an increase of $287,000 or 1.8% compared to $15,886,000 for the nine months ended September 30, 2004. The decline in advertising revenue for the three months ended September 30, 2005 principally reflects less than projected growth in our Nielsen Universe Estimate resulting in under delivery of households for our advertising clients. For September of 2005, Nielsen estimated that The Outdoor Channel had 25.6 million viewers, down from 26.2 million for the same period a year ago. (Nielsen revises this estimate each month and for November, Nielsen increased its estimate to approximately 25.7 million subscribers). Because of this under delivery, we record a liability, commonly referred to in the cable industry and as we refer to it as “Make Good Liability,”  thereby reducing revenue we might otherwise recognize and deferring it into the future when we air additional advertising for the client at no additional cost. The increase in advertising revenue for the nine months ended September 30, 2005 reflects our ability to demonstrate the value of short-form advertising on The Outdoor Channel to national advertisers and thus sell a larger percentage of our advertising inventory to these accounts, generally at higher prices.

Subscriber fees for the three months ended September 30, 2005 were $3,846,000, an increase of $396,000 or 11.5% compared to $3,450,000 for the three months ended September 30, 2004. Subscriber fees for the nine months ended September 30, 2005 were $11,382,000, an increase of $1,552,000 or 15.8% compared to $9,830,000 for the nine months ended September 30, 2004. The increase in subscriber fees for the period was primarily due to: an increased number of paying subscribers compared to the same periods a year ago, both from new affiliates and from existing distributors and contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel. We plan to accelerate our subscriber growth utilizing various means including deployment of launch support fees. Such fees are capitalized and amortized over the life of the carriage agreement. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber revenue is charged to expense. As a result, we anticipate that subscriber revenue, net of amortization of launch fees, may not increase over the foreseeable future once we deploy this tactic and, in fact, due to contractual volume discounts, could actually decrease over the new contract lives.

Membership income for the three months ended September 30, 2005 was $1,901,000, an increase of $125,000 or 7.0% compared to $1,776,000 for the three months ended September 30, 2004. Membership income for the nine months ended September 30, 2005 was $3,924,000, a decrease of $71,000 or 1.8% compared to $3,995,000 for the nine months ended September 30, 2004. The improvement of the third quarter over last year principally reflects the increased participation of our gold prospecting expedition to our Cripple River property located near Nome, Alaska.

Expenses

Expenses consist of the cost of (1) satellite transmission fees; (2) advertising; (3) programming; (4) compensation expense from exchange of TOC stock options; and (5) selling, general and administrative expenses.

Total expenses for the three months ended September 30, 2005 were $11,143,000, a decrease of $45,528,000, or 80.3%, compared to $56,671,000 for the three months ended September 30, 2004. Total expenses for the nine months ended September 30, 2005 were $29,653,000, a decrease of $41,760,000 or 58.5%, compared to $71,413,000 for the nine months ended September 30, 2004. As a percentage of revenues, total expenses were 97.7% and 517.6% in the three months ended September 30, 2005 and 2004, respectively. As a percentage of revenues, total expenses were 94.2% and 240.4% in the nine months ended September 30, 2005 and 2004, respectively. The decrease in expenses was due to the non-recurring charge to compensation expense incurred in September 2004 as a result of the issuance of options to TOC employees with an intrinsic value of $47,983,000 in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own. Otherwise total expenses increased as illustrated when the non-cash, non-recurring compensation expense of $47,983,000 incurred in September 2004 is excluded.

Total expenses, net of the compensation expense from exchange of stock options, increased $2,455,000 or 28.3% and $6,223,000 or 26.6% for the three and nine months, respectively. As a percentage of revenues, total expenses, net of compensation expense from exchange of stock options, were 97.7% and 79.3 % in the three months ended September 30, 2005 and 2004, respectively. As a percentage of revenues, total expenses, net of compensation expense from exchange of stock options, were 94.2% and 78.9% in the nine months ended September 30, 2005 and 2004, respectively.

The increase in these expenses was due to several factors, such as increased corporate costs including: (1) amortization of intangible assets; (2) costs associated with compliance with Sarbanes-Oxley Act of 2002; and (3) costs associated with incorporation in Delaware and listing on Nasdaq National Market, to which the Company became subject as of September 2004. Those increased costs will continue to be incurred becoming part of our cost of doing business. The increase is also attributable to increased programming and personnel costs, costs associated with the launch of our second channel, Outdoor Channel 2 HD, marketing and promotion costs and other items more fully described as follows.

Satellite transmission fees for the three months ended September 30, 2005 were $617,000, an increase of $35,000, or 6.0%, compared to $582,000 for the three months September 30, 2004. Satellite transmission fees for the nine months ended September 30, 2005 were $1,866,000, an increase of $107,000, or 6.1%, compared to $1,759,000 for the nine months ended September 30, 2004. This increase reflects an additional charge for the back-up satellite capability negotiated with our satellite provider during the fourth quarter of 2004.

Advertising expenses for the three months ended September 30, 2005 were $1,912,000, an increase of $435,000 or 29.5% compared to $1,477,000 for the three months ended September 30, 2004. Advertising expenses for the nine months ended September 30, 2005 were $5,668,000, an increase of $1,386,000 or 32.4% compared to $4,282,000 for the nine months ended September 30, 2004. The increase in advertising expenses is principally a result of our increased spending on consumer and trade industry awareness campaigns designed to build demand for The Outdoor Channel and for Outdoor Channel 2 HD. We plan on continuing to spend on these awareness programs, and when expressed as a percentage of revenues, we are trending at higher rates than 2004.

Programming expenses for the three months ended September 30, 2005 were $2,315,000, an increase of $1,382,000 or 148.1% compared to $933,000 for the three months ended September 30, 2004. Programming expenses for the nine months ended September 30, 2005 were $3,367,000, an increase of $1,144,000 or 51.5% compared to $2,223,000 for the nine months ended September 30, 2004. The increase is principally a result from our decision to launch our second channel, Outdoor Channel 2 HD, on July 1, 2005. This channel is entirely programmed with shows produced in-house as opposed to the preponderance of third party production on our standard definition channel. We produced in excess of 40 shows plus numerous specials in-house to air in the third and fourth quarters of 2005 and in some situations again in 2006. We aired 16 shows that were internally produced during  the third and fourth quarters of 2004.

Our policy is to charge costs of specific shows to programming expense over the expected airing period beginning when the program first airs. Much of the cost of programming has been recorded as prepaid programming costs corresponding with the full launch of Outdoor Channel 2 HD. Many of these programs began airing during the third quarter of 2005, and we anticipate re-airing the programs in the fourth quarter of 2005 and in some situations re-airing the same programs on The Outdoor Channel in 2006. A substantial portion of the prepaid programming costs will be charged to expense in these quarters. Programming expenses are expected to increase as a percentage of revenue as we pursue our strategy to produce, or own, more programming in-house as opposed to contracting with third party producers. As a result, we believe we will control more of our programs’ quality, advertising inventory and potential to re-package our programming for other use such as video-on-demand, international licensing and production of DVDs for retail distribution.

Compensation expense from exchange of stock options for the three and nine months ended September 30, 2004 was $47,983,000 and was incurred as a result of the issuance of 4,012,000 options to TOC option holders in accordance with the terms of the acquisition of substantially all of the remaining 17.6% minority interest in TOC we did not already own. This charge is both non-cash and non-recurring.

Selling, general and administrative expenses for the three months ended September 30, 2005 were $6,299,000, an increase of $603,000 or 10.6% compared to $5,696,000 for the three months ended September 30, 2004. As a percent of revenues, selling, general and administrative expenses were 55.2% and 52.0% in the three months ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $18,752,000, an increase of $3,586,000 or 23.6% compared to $15,166,000 for the nine months ended September 30, 2004. As a percent of revenues, selling, general and administrative expenses were 59.6% and 51.1% in the nine months ended September 30, 2005 and 2004, respectively.

The increase was primarily due to the increase in the number of employees from 127 at the end of September 2004 to 142 by the end of September 2005. We opened our New York City advertising sales office with a resultant expense in 2005 that did not exist in the same period a year ago. It currently has a staff of three employees. We have also added an executive to our management team who holds the position of General Counsel. Others have been added in all departments to support our launch of a second channel—Outdoor Channel 2 HD, and to support our increased efforts of providing more of our shows in-house. We also experienced increased travel and related costs associated with our larger advertising sales staff, support of our service providers and the promotion of The Outdoor Channel and Outdoor Channel 2 HD through a stronger presence at trade shows, conferences and seminars. Depreciation and small equipment purchases have increased as a result of pre-launch activity of Outdoor Channel 2 HD. Also included in selling, general and administrative costs is amortization of intangible assets created as part of the acquisition in September 2004 of the remaining minority interest of TOC we did not already own. These expenses did not exist in the first half of 2004. We increased other corporate overhead expenses such as our activity surrounding Sarbanes-Oxley compliance in 2005, fees for our listing on Nasdaq National Market and fees associated with incorporation in the state of Delaware.

We anticipate that selling, general and administrative costs will continue to climb over the foreseeable future both in dollars and when expressed as a percent of revenue as we continue to work to gain penetration of both channels including increases from the recognition of launch support fee amortization in excess of the related subscriber revenue, corporate spending on Sarbanes-Oxley compliance, fees to maintain our common stock listing and improved communication with our stockholders, among other corporate expenses.

Income (Loss) from Operations

Income (loss) from operations for the three months ended September 30, 2005 was $261,000, an increase of $45,983,000 compared to ($45,722,000) for the three months ended September 30, 2004. As a percent of revenues, income from operations was 2.3% and (417.6%), respectively. Income (loss) from operations for the nine months ended September 30, 2005 was $1,826,000, an increase of $43,528,000 compared to ($41,702,000) for the nine months ended September 30, 2004. As a percent of revenues, income from operations was 5.8% and (140.4%), respectively. As we continue to strive to drive growth of our subscriber base including the planned payment of launch support and as we further develop our second channel, Outdoor Channel 2 HD, we will incur increased expenses such as programming, marketing, and advertising as well as start-up and operating costs in 2005 that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the foreseeable future. There can be no assurance that these strategies will be successful.

As explained above, the non-cash, non-recurring compensation expense charge of $47,983,000 which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC accounts for the majority of the loss from operations for the three and nine months ended September 30, 2004. If we excluded this charge, income from operations for the three months ended September 30, 2004 would have been $2,261,000. As a percentage of revenue this adjusted total would have been 20.7% for the three months ended September 30, 2004. If we excluded this charge, income from operations for the nine months ended September 30, 2004 would have been $6,281,000. As a percentage of revenue this adjusted total would have been 21.1% for the nine months ended September 30, 2004.

Other Income, Net

Other income, net for the three months ended September 30, 2005 was $396,000, an increase of $362,000 compared to $34,000 for the three months ended September 30, 2004. Other income, net for the nine months ended September 30, 2005 was $486,000, an increase of $393,000 compared to $93,000 for the nine months ended September 30, 2004. This improvement was primarily due to increased dividends and interest earned on our increased investment in available-for-sale securities and cash and cash equivalent balances that resulted from the sale, on July 1, 2005, of 3,500,000 shares of common stock for net cash proceeds of $43,350,000 plus $2,631,000 from the exercise of stock options during the nine months ended September 30, 2005.

Income (Loss) Before Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary

Income (loss) before income taxes and minority interest increased as a percentage of revenues to 5.8% for the three months ended September 30, 2005 compared to (417.3%) for the three months ended September 30, 2004. Income (loss) before income taxes and minority interest decreased as a percentage of revenues to 7.3% for the nine months September 30, 2005 compared to (140.1%) for the nine months ended September 30, 2004.

The TOC segment’s income before income taxes and minority interest expressed as a percentage of revenue decreased to 5.7% for the three months ended September 30, 2005, compared to 27.3% for the three months ended September 30, 2004. The TOC segment’s income before income taxes and minority interest expressed as a percentage of revenue decreased to 13.0% for the nine months ended September 30, 2005, compared to 27.4% for the nine months ended September 30, 2004. The decrease was due mainly to the growth of our programming expenses and increased staff in support of the launch of our second channel, Outdoor Channel 2 HD, increased spending on advertising, personnel and travel/promotional related expenses as well as depreciation expenses related to the deployment of additional equipment.

The Membership Division segment’s income before income taxes and minority interest expressed as a percentage of revenues increased to 20.4% for the three months ended September 30, 2005 compared to 15.9% for the three months ended September 30, 2004. The Membership Division segment’s income before income taxes and minority interest expressed as a percentage of revenues decreased to 7.1% for the nine months ended September 30, 2005 compared to 10.9% for the nine months ended September 30, 2004. The improvement in the third quarter’s results reflects the success of our annual Alaska trip driven by increased number of participants. The results of this quarter did not overcome the poorer results in the prior six months of 2005 when compared to 2004.

Corporate incurred a loss before income taxes and minority interest for the three months ended September 30, 2005 amounting to $305,000, a decrease of $48,152,000 compared to a loss of $48,457,000 for the three months ended September 30, 2004. Corporate incurred a loss before income taxes and minority interest for the nine months ended September 30, 2005 amounting to $1,517,000, a decrease of $47,505,000 compared to $49,022,000 for the nine months ended September 30, 2004. The expenses allocated to Corporate include: the non-cash, non-recurring charge of $47,983,000, professional fees such as public relations, accounting and legal fees, amortization of intangibles, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. The increase in the expenses of Corporate is principally related to accounting services incurred in positioning the Company to be in compliance with the requirements of the Sarbanes-Oxley Act of 2002, taxes associated with being incorporated in Delaware, listing fees of Nasdaq National Market and amortization of the intangible assets related to the acquisition of the minority interest of TOC. Increased board fees also contribute to the increase of expenses reflecting the increase in the number of independent board members from two in the first eight months of 2004 to five in 2005.

Income Tax Provision (Benefit)

Income tax provision for the three months ended September 30, 2005 was $334,000, an increase of $18,510,000 as compared to a benefit of $18,176,000 for the three months ended September 30, 2004. Income tax provision for the nine months ended September 30, 2005 was $1,025,000, an increase of $17,568,000 as compared to a benefit of $16,543,000 for the nine months ended September 30, 2004. The increase was principally due to the Company earning taxable income in the 2005 periods as compared to a loss for the 2004 periods. The effective income tax rate was approximately 50.8% and 39.8% for the three months ended September 30, 2005 and 2004, respectively. The effective income tax rate was approximately 44.3% and 39.8% for the nine months ended September 30, 2005 and 2004, respectively.  The increased effective income tax rates experienced in 2005 compared to 2004 are principally a result of increases in the estimated amount of expenditures not fully deductible and adjustments to the state tax provision rate.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest for the three and nine months ended September 30, 2004 was $193,000 and $682,000, respectively. Minority interest was eliminated in September 2004 as a result of our acquisition of the remaining minority interest in TOC we did not already own. Therefore, there was no minority interest for the three and nine months ended September 30, 2005.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2005 was $323,000 an increase of $28,028,000 compared to ($27,705,000) for the three months ended September 30, 2004. Net income (loss) for the nine months ended September 30, 2005 was $1,287,000 an increase of $27,035,000 compared to ($25,748,000) for the nine months ended September 30, 2004. The increase was due to reasons stated above. Excluding the non-cash, non-recurring charge of $47,983,000, net of income tax benefit of $19,098,000, net income for the three months ended September 30, 2004 would have been $1,180,000 or 10.8% of revenue. Excluding the non-cash, non-recurring charge of $47,983,000, net of income tax benefit of $19,098,000, net income for the nine months ended September 30, 2004 would have been $3,137,000 or 10.6% of revenue.

Liquidity and Capital Resources

We used $33,000 of cash in our operating activities in the nine months ended September 30, 2005, compared to $5,881,000 in the nine months ended September 30, 2004 and had cash and cash equivalents balance of $29,775,000 at September 30, 2005, which was an increase of $16,670,000 from the balance of $13,105,000 at December 31, 2004. Net working capital increased to $60,822,000 at September 30, 2005, compared to $17,042,000 at December 31, 2004.

Net cash used in investing activities was $29,259,000 in the nine months ended September 30, 2005 compared to $2,395,000 for the nine months ended September 30, 2004. The increase in cash used in investing activities was related to the purchase of (i) short term auction rate securities to enhance our returns on cash balances and (ii) capital expenditures on “construction in progress” and equipment related to the build-out of our new broadcast facility as further discussed below. Additional capital expenditures were to build our inventory of cameras and edit equipment used to support our increased efforts to produce more of our programming in-house as opposed to licensing such programming from third parties and in particular to increase our HD camera and editing equipment.

Cash provided by financing activities in the nine months ended September 30, 2005 was $45,962,000 compared to $981,000 for the nine months ended September 30, 2004. The cash provided by financing activities in 2005 was primarily from the completion, on July 1, 2005, of a public offering of our common stock, whereby we sold 3,500,000 shares of common stock and received net proceeds of $43,350,000. In addition, certain selling stockholders exercised options to buy

1,688,000 shares of common stock which were resold in the public offering. On July 13, 2005, the underwriters exercised their over-allotment option granted by certain selling stockholders and purchased an additional 442,000 shares of common stock.  The shares sold by the selling stockholders were purchased immediately before the sale through the exercise of options they held to buy common shares from the Company. The Company received $2,168,000 in the aggregate from the exercise of these options. The Company also received cash proceeds of approximately $463,000 from the exercise of other options for the purchase of 211,000 shares of common stock. The cash provided by financing activities in 2004 was primarily a result of the exercise of employee and service provider stock options from our 1995 incentive stock option plan.

The net proceeds from the public offering are intended to be used to expand our marketing and sales efforts to increase the number of subscribers to The Outdoor Channel and the purchase of programming from third parties , increased internal production of programming and for general corporate purposes.

On November 2, 2005, we renewed our revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 7, 2007 and increasing the total amount which can be drawn upon under the revolver  to $8,000,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of the Company’s assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision. As of September 30, 2005 and as of the date of this report, we did not have any amounts outstanding under this credit facility.

Driven by a need to increase office space, we reassessed our facilities including floor space utilization, master control equipment, uplink equipment, and other needs during the year ended December 31, 2004. On February 22, 2005 we announced our intention to purchase a 28,000 square foot building in Temecula, California for approximately $2.6 million and we completed the purchase during the third quarter of 2005. We are in the process of completing improvements to this building which is planned to house our broadcast facility including our master control, our uplink satellite dish and various programming personnel. We currently estimate that aggregate capital expenditures to complete the build-out including updated equipment could exceed $8 million. As of September 30, 2005 we have spent approximately $4.8 million on such upgrades.

On November 2, 2005, we obtained a $1,950,000 mortgage loan from the Bank on our recently purchased broadcast facility located in Temecula, California which has a 10 year term loan with a 25 year amortization schedule. This loan carries a variable interest rate of LIBOR plus 1.35%. This loan is secured primarily by a Deed of Trust on the property and is also secondarily secured by the same assets as the revolver. It also contains customary financial and other covenants and restrictions including a change of control provision. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this loan at 6.59%.

On November 2, 2005, we obtained into a $3,000,000, five year fully amortizing term loan. This loan carries a variable interest rate of LIBOR plus 1.35%. This term loan is secured by the same assets as the revolver and contains customary financial and other covenants and restrictions including a change of control provision. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this term loan at 6.35%.

As of September 30, 2005, the Company had sufficient cash on hand and generated sufficient cash flow from operations to meet its short-term cash flow requirements. Management believes that the Company’s existing cash resources including cash on-hand, various notes including the line-of-credit at September 30, 2005 and anticipated cash flows from operations will be sufficient to fund the Company’s operations at current levels and anticipated capital requirements through at least November 1, 2006. To the extent that such amounts are insufficient to finance the Company’s working capital requirements or the Company’s desire to expand operations beyond current levels, the Company could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its stockholders.

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

We may not be able to grow our subscriber base, and as a result our revenues and profitability may not increase and could decrease.

A major component of our growth strategy is based on increasing the number of subscribers to our channels. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for The Outdoor Channel, overall growth in cable and satellite subscribers, the popularity of our programming, our ability to negotiate new carriage agreements and maintain existing distribution, and other factors that are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of The Outdoor Channel on cable and satellite systems or that such carriage will not decrease as a result of a number of factors. If we are unable to grow our subscriber base, our subscriber and advertising revenues may not increase and could decrease. In addition, as we plan for such growth, our expenses are expected to increase and if we are not able to concurrently increase our revenue, our profitability could decrease.

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

We have undergone rapid and significant growth in revenue and subscribers over the last several years, and our strategic objectives include not only further developing and enhancing our existing business, but also expanding our in-house production capabilities. There are risks inherent in rapid growth and the pursuit of new strategic objectives, including among others: investment and development of appropriate infrastructure, such as facilities, information technology systems and other equipment to support a growing organization; hiring and training new management, sales and marketing, production, and other personnel and the diversion of management’s attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, such as monitoring operations, controlling costs, maintaining effective quality and service, and implementing and maintaining adequate internal controls. Although we have recently upgraded our Temecula, California production facility, we expect that additional expenditures will be required as we continue to upgrade our facilities and to begin transmitting our channel from our facilities directly. In particular, we have purchased a building near our current headquarters and are currently building out this property primarily for use as our broadcast facility in the future. We could incur cost overruns, delays and other difficulties with this construction. In addition, moving our broadcast facility and some of our personnel into this new facility could be disruptive to our operations. We cannot assure you that we will be able to successfully manage our growth, that future growth will occur or that we will be successful in managing our business objectives. We can provide no assurance that our profitability or revenues will not be harmed by future changes in our business. Our operating results could be harmed if such growth does not occur, or is slower or less profitable than projected.

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

We are required to pay income taxes in various states in which we conduct our business operations. In the past, we have paid state income taxes only in California (where our headquarters is located) and have not paid income taxes to any other state. We have determined that we may have state income tax liability in the eight states other than California in which our gold prospecting properties are located. Although we expect in the near future to gather sufficient information to enable us to apportion our income to such states and file income tax returns in those states for past years, we can offer no assurances as to when we will be able to file state income tax returns in those states where we may have outstanding, current and future tax liabilities. In general, we believe any income taxes that we may be required to pay to states other than California will be partially offset by a refund from the State of California for income tax amounts we have overpaid to California in past years. We may, however, be limited as to the number of years for which we can receive a refund from California for taxes previously paid, and we cannot predict when we would receive any such refund. In addition, because each state to which we may owe outstanding income taxes has a different methodology for calculating tax owed and a different tax rate, our aggregate state income tax liability could be greater than what we have paid to California in prior years. Our aggregate state income tax liability, on which we may owe accrued interest and penalties, could be material to our results of operations.

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

In July 2005, we launched an all new, all native high definition network called Outdoor Channel 2 HD. There can be no assurance that Outdoor Channel 2 HD will not incur unexpected costs and expenses. Distribution of Outdoor Channel 2 HD will depend on successfully executing distribution agreements with cable and satellite service providers. There can be no assurance that such agreements can be made, and if they are made, that they will be on terms favorable to us or that they will not require us to grant periods of free service and/or marketing commitments to encourage carriage. The public may not adopt HD consumer television equipment in numbers sufficient to allow profits for an advertiser-supported service. Bandwidth constraints may keep Outdoor Channel 2 HD from achieving sufficient distribution from service providers to reach profitability. Competition for quality HD content may increase the costs of programming for Outdoor Channel 2 HD beyond our control or expectations. All of these factors, combined or separately, could increase costs or restrain revenue and adversely affect our operating results.

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

We compete for viewers with other pay cable television and broadcast networks, including the Outdoor Life Network, Spike TV, ESPN2 and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the deployment of fiber optic cable, which are already substantially underway, are expected to allow cable systems to greatly expand their current channel capacity, which could dilute our market share and lead to increased competition for viewers from existing or new programming services.

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

Our future capital requirements will depend on numerous factors, including the success of our efforts to increase advertising revenues, the amount of resources devoted to increasing distribution of The Outdoor Channel, and acquiring and producing programming for The Outdoor Channel. As a result, we could be required to raise substantial additional capital through debt or equity financing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If we raise additional capital through the issuance of debt securities, the debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. In November 2005, we entered into an aggregate of up to thirteen million dollars in debt financing from a commercial bank. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, our current business strategies and plans and ability to fund future operations may be harmed.

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

We currently license approximately 77% of programs we air on The Outdoor Channel from third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all, or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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

The cable and satellite television industry is subject to substantial governmental regulation for which compliance may increase our costs and expose us to penalties for failure to comply.

The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Similarly, the satellite television industry is subject to federal regulation. Operating in a regulated industry increases our cost of doing business as a video programmer.

The Cable Television Consumer Protection and Competition Act of 1992, to which we refer as the 1992 Cable Act, includes provisions that precludes cable companies affiliated with video programmers from favoring their programmers over competitors. The 1992 Cable Act also precludes such programmers from selling their programming exclusively to their affiliated cable companies. These provisions potentially benefit independent programmers such as us by limiting the ability of cable companies affiliated with programmers from carrying only programming in which they have an ownership interest and from offering exclusive programming arrangements to cable companies. However, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC Rule limiting the carriage of affiliated programmers by cable companies, and the FCC has not adopted a new rule. The exclusivity provision is scheduled to expire in October 2007 unless the FCC then determines that a further extension is necessary to protect competition and diversity. If these provisions of the 1992 Cable Act expire or become no longer applicable, and if we are still able to increase the number of subscribers to our channel, then the costs associated with doing so may increase significantly.

Regulatory carriage requirements also could reduce the number of channels available to carry The Outdoor Channel. The 1992 Cable Act granted television broadcasters a choice of must-carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could reduce carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television broadcasters may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. On February 10, 2005, the FCC decided that television broadcasters do not have such additional must-carry rights. Broadcasters formally have requested that the FCC reconsider this decision and are seeking legislative change to require such carriage. The imposition of such additional must-carry regulation, in conjunction with the current limited cable system channel capacity, would increase the likelihood that cable operators may be forced to drop some cable programming services and could reduce carriage of The Outdoor Channel.

The Telecommunications Act of 1996 required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over a six to ten year phase-in period, which began in 2000, with only limited exemptions. As a result, we will continue to incur additional costs for closed captioning.

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

We prepare our financial statements to conform with GAAP, which are subject to interpretations by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to business combinations and employee stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, operating results, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2005 and December 31, 2004, our investment portfolio included fixed-income securities of $21,923,000 and $741,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars, and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of September 30, 2005, we had no outstanding debt. As of the date of this report, we have aggregate outstanding borrowings of approximately $4,950,000. The rates of interest on our currently outstanding debt are fixed while the rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of September 30, 2005.

During the fiscal quarter ended September 30, 2005, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                 Legal Proceedings.

None

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On July 13, 2005, the Company issued to Mr. Ray V. Miller 93,516 shares of common stock upon the exercise of options.  No underwriters were involved with this issuance to Mr. Miller.  The aggregate consideration paid by Mr. Miller was approximately $86,325, and such issuance was deemed exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 3.                 Defaults Upon Senior Securities.

None

ITEM 4.                 Submission of Matters to a Vote of Security Holders.

(a) Annual Meeting of Stockholders was held on August 30, 2005.

(b) Stockholders voted for the election of Messrs. Jerry R. Berglund and Ray V. Miller as directors whose term shall expire in 2008. Messrs. Thomas H. Massie, David C. Merritt and Ms. Elizabeth J. Sanderson continued as directors whose term shall expire in 2006. Messrs. Perry T. Massie and T. Bahnson Stanley continued as directors whose term shall expire in 2007.

(c) Proposal One to elect two directors to the Company’s board of directors to serve until the 2008 Annual Meeting resulted in the election of Mr. Berglund with 16,428,222 (99.52%) votes for and 79,438 (0.48%) withheld, and Mr. Miller with 16,428,222 (99.52%) votes for and 79,438 (0.48%) withheld.

ITEM 5.                 Other Information

The date of our 2006 annual meeting of stockholders will be May 16, 2006, which is more than 30 calendar days earlier than the date of our 2005 annual meeting of stockholders. All stockholder proposals and director nominations for the 2006 annual meeting must be submitted in accordance with the procedures set forth in our bylaws.

If a stockholder wants us to consider including a proposal in our proxy materials for the 2006 annual meeting, pursuant to Rule 14a-8 under the Exchange Act the stockholder must submit the proposal no later than an expected date of November 30, 2005. Any proposal received at the Company’s executive offices after such date will be considered untimely and may be excluded from the proxy statement and form of proxy for the 2006 annual meeting. If the proposal complies with all of the requirements of Rule 14a-8, we will include it in the Proxy Statement and set it forth on the form of proxy issued for the 2006 annual meeting. Any such stockholder proposals should be directed to the attention of the Company’s Secretary or Assistant Secretary at our headquarters at 43445 Business Park Drive, Suite 113, Temecula, California 92590.

With respect to any proposal that a stockholder intends to present at the 2006 annual meeting but is not submitted for inclusion in our proxy materials pursuant to Rule 14a-8, the proxy for such annual meeting will confer discretionary voting authority to vote on such stockholder proposal unless we are notified of such proposal no later than an expected date of February 13, 2006 and the proponent complies with all applicable requirements set forth in Regulation 14A under the Exchange Act.

On November 2, 2005, the Company renewed its line-of-credit agreement with U.S. Bank N.A. extending the maturity date to September 7, 2007 and increasing the available borrowings to $8,000, 000, subject to certain provisions. This credit line carries a variable interest rate of LIBOR plus 1.25%. The borrowings under this credit facility are secured by accounts receivable, instruments, documents, chattel paper, general intangibles, contract rights, investment property, certificates of deposit, deposit accounts, letter of credit rights, inventory, and equipment. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision. As of date of this report, the Company did not have any amounts outstanding under this credit facility.

On November 2, 2005, the Company entered into a $1,950,000 mortgage loan with U.S. Bank N.A. on its recently purchased broadcast facility located in Temecula, California representing a 75% loan to value, 10 year term loan with a 25 year amortization schedule. This loan carries a variable interest rate of LIBOR plus 1.35%. This loan is secured primarily by a Deed of Trust on the property and is also secondarily secured by the same assets as the line-of-credit. It also contains customary financial and other covenants and restrictions including a change of control provision. On November 7, 2005, the Company entered into an interest rate swap agreement with U.S. Bank N.A. to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this loan at 6.59%.

On November 2, 2005, the Company entered into a $3,000,000, 5 year fully amortizing term loan with U.S. Bank N.A. This loan carries a variable interest rate of LIBOR plus 1.35%. This term loan is secured by the same assets as the line-of-credit and contains customary financial and other covenants and restrictions including a change of control provision. On November 7, 2005, the Company entered into an interest rate swap agreement with U.S. Bank N.A. to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this term loan at 6.35%.

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

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ William A. Owen
William A. Owen
Authorized Officer, Chief Financial Officer and Controller (Principal and Accounting Officer)
Date: November 14, 2005