Form 10-K
period 2005-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2006-03-16
CIK 760326

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒                                  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐                                   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to

Commission file number: 000-17287

OUTDOOR CHANNEL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0074499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43445 Business Park Dr., Suite 113, Temecula, California 92590

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (951) 699-4749

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $95.1 million computed by reference to the closing price on such date as reported on The Nasdaq National Market.

On February 28, 2006, the number of shares of common stock outstanding of the registrant’s common stock was 24,416,093.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

OUTDOOR CHANNEL HOLDINGS, INC.

FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1.                                                     BUSINESS.

As used in this annual report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. and its subsidiaries as a combined entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of its subsidiaries.

Forward-Looking Statements

The information contained in this report may include forward-looking statements. Our actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel and others; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of The Outdoor Channel; and (4) other matters. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties which are discussed below under “Item 1A Risk Factors” and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

Company Overview

We own and operate The Outdoor Channel®, a national television network devoted to traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. Our target audience is comprised of sportsmen and outdoor enthusiasts throughout the U.S. According to a survey by the U.S. Fish and Wildlife Service, in 2001 there were over 82 million outdoor enthusiasts throughout the U.S. who spent in excess of $100 billion in pursuit of their outdoor activities. As of December 2005, we had relationships or agreements with over 5,800 cable and satellite service providers to carry The Outdoor Channel, including the 10 largest in the U.S. Through these arrangements, we believe The Outdoor Channel is available to, and could potentially be subscribed by, over 77.6 million U.S. households. According to estimates by Nielsen, The Outdoor Channel was subscribed to by approximately 25.7 million households in December 2005.

The Outdoor Channel was established in 1993 and began broadcasting 24 hours a day in May 1994. Since inception, we have been committed to providing excellent programming and customer service to our distribution partners. In recognition of our efforts, The Outdoor Channel was named Programmer of the Year in 2003 by the National Cable Television Cooperative. We believe The Outdoor Channel provides viewers with a unique destination for authentic, informative and entertaining outdoor programming. As a result, we believe that our viewers tend to be more loyal and spend more time watching The Outdoor Channel than other networks that offer outdoor programming. We also believe that The Outdoor Channel has become a desirable network for advertisers of products and services used by outdoor enthusiasts.

We also own and operate two national membership organizations, Gold Prospector’s Association of America, LLC, or GPAA, and LDMA-AU, Inc., or Lost Dutchman’s. The theme of these organizations is the search for gold deposits and treasures while enjoying the outdoors. Initially, we created The Outdoor Channel to market memberships in these organizations by airing programming related to these activities. Through this process, we discovered that members in these organizations were very enthusiastic about their activities which resulted in a strong consumer demand for The Outdoor Channel. We believe by airing programs associated with our membership organizations and other membership, or affinity, organizations, such as the National Rifle Association and the North American Hunting and Fishing Clubs, we enhance consumer demand and consequently provide opportunities to increase the number of subscribers to The Outdoor Channel.

2005 Developments

During 2005, we undertook strategic initiatives intended to grow The Outdoor Channel’s subscriber base and increase our long-term profitability. First, we purchased a new building and began building out this property for use as our state-of-the-art broadcast facility in the future. We are currently planning on moving our broadcast operations into this facility sometime in March 2006. Second, we launched a second network – Outdoor Channel 2 HDSM  that offers programming similar to The Outdoor Channel produced entirely in high definition format. Third, we continued to produce more programming in-house. Fourth, we expanded our advertising sales office in New York. Finally, on July 1, 2005, we completed a public offering of our shares of common stock in which the net proceeds to the Company was approximately $43,350,000. We intend to use the majority of these net proceeds to expand our marketing and sales efforts to increase the number of subscribers to The Outdoor Channel. We expect to use the remainder of the net proceeds to purchase programming from third parties, increase the amount of our internally produced programming and for general corporate purposes. Although we anticipate undertaking these initiatives will increase our costs in the near term, we believe such strategic pursuits will ultimately enhance our performance.

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

Unlike traditional television broadcasters which deliver their programming without charge, cable companies provide subscription television service for a fee. These service providers transmit signals through coaxial cable connected directly to individual homes. In most markets, this service delivers a much improved picture and sound quality and offers an increased number and wider variety of channels as compared to broadcast television. In addition to using cable for connectivity, companies use satellite technology to provide subscription television service directly to households. This industry of providing television service to households for a fee, or on a subscription basis, is typically referred to as “pay television.”

The pay television industry is comprised primarily of two segments: service providers and networks.

Service Providers. Pay television service providers, also commonly referred to as distributors, are primarily comprised of two types: cable and satellite. These service providers own and operate the platforms they use to deliver television programming to subscribers. Cable and satellite service providers compete against each other for subscribers. These service providers attempt to create a mix of channels, or tiers, that will be attractive to the households in the markets they serve in an effort to attract and retain these households as subscribers. Service providers generate revenue primarily by selling television service to households. They also make many of the programming decisions, including which channels to carry and in which packaged offering, or tier, a channel should be included.

 Cable Systems. Pay television cable systems consist of two groups: independent cable providers and multi-system cable operators, or MSOs. Independent cable providers are smaller, individual systems that deliver the television signal to households in only one or a limited number of regions. Generally, independent cable service providers operate in distinct markets that range from large metropolitan centers to small rural areas and do not compete directly with each other in their respective markets. In comparison, MSOs are companies that are affiliated with, or control, a number of regional or individual cable systems. Examples of MSOs include Time Warner Cable and Comcast Cable Communications. In many instances, channels need to establish a relationship with an MSO in order to pursue carriage on its affiliated regional cable systems. As of December 2005, cable providers delivered pay television to approximately 71.5 million U.S. households, according to Nielsen estimates.

 Satellite Systems. Pay television satellite systems deliver television signals to households via orbiting satellites using digital technology. Unlike cable, where the service providers generally do not compete against each other, satellite service providers compete against each other directly because reception from any one satellite service provider is generally available to substantially all viewers wishing to subscribe to it. Examples of satellite service providers include DIRECTV® and DISH Network™. As of December 2005, there were approximately 22.9 million homes receiving pay television using some means other than cable, according to Nielsen. We believe that most of these households subscribe to a satellite service.

Networks. Networks, also commonly referred to as television channels, bring together television programs and package them into a branded schedule of entertainment. The two types of networks include broadcast networks, which are available to households through traditional broadcast free of charge, and pay television networks, which are only available to households through cable and satellite service providers. Most networks are owned by MSOs or media conglomerates. In order to secure the content necessary for a cohesive schedule, channels can produce programming internally and acquire third-party programming from production companies. Broadcast networks, which are regulated by the Federal Communications Commission, or the FCC, generate revenue primarily by selling advertising whereas pay television networks generate revenue by both selling advertising included in their programming and through subscription fees paid by service providers for the right to deliver the network to their customers.

To gain distribution to households, new networks need to establish carriage agreements with service providers. In order to initiate or improve carriage, many networks, and in particular those networks not affiliated with any major service provider, may need to offer launch incentives, which can include marketing support, upfront cash payments or other forms of incentives. These incentives or payments are typically made on a per-subscriber basis and generally before receiving any subscriber fee revenues.

 Trends in Pay Television

Transition from Analog to Digital in Cable Systems. Cable distribution has been undergoing dramatic changes in the technologies that are used to deliver programming and services including digital transmission technology. Digital transmission enables improved picture and sound quality, faster signal transmission and additional channel capacity. Cable system operators can now offer additional services such as pay-per-view, video-on-demand and connectivity for Internet and telephone service. We believe households that receive a digital signal account for over one-third of the households reached by cable providers.

Emergence of High Definition Television. Digital transmission technology, whether used by cable or satellite systems, provides a platform for a new content category: high-definition television, which is commonly referred to as HD TV. HD TV offers a clearer and sharper picture and enhanced sound, as compared to standard definition television. In addition, HD TV provides a wider field of vision than a standard definition television. In order to deliver HD TV, service providers have invested and are expected to continue to invest in HD-enabled infrastructure. The number of U.S. households that are expected to be viewing HD TV is projected to grow to 41.6 million by year-end 2007, according to the Yankee Group.

Channel Proliferation. Increased system capacity has enabled service providers to carry channels that offer programming on more focused subject matter and themes. These channels can capture an audience that is interested in a particular subject and chooses to watch dedicated and consistently themed programming. We believe the audience demographics of these specialized channels tend to be more highly concentrated than those of general entertainment or broadcast channels. As a result, such specialized channels offer advertisers an opportunity to communicate with a highly targeted and relevant audience. Based on an analysis of Nielsen data by the Cabletelevision Advertising Bureau, from 1992 through 2003 cable television attracted viewers as viewership of national commercial broadcast networks declined, and during the 2003/04 official TV season, more viewers watched television on cable networks than on broadcast networks ABC, CBS, NBC and FOX.

Focused and Segmented Advertising. We believe many advertisers have become increasingly dissatisfied with the results of broadcasting to a broad audience and have become increasingly focused on maximizing the returns generated per advertising dollar. We believe that individual, specialized channels on pay television offer advertisers the opportunity to reach a more focused demographic as compared to broadcast television. To this end, we believe many advertisers have begun dedicating portions of their advertising budgets towards channels focused on targeted market segments.

 Our Competitive Strengths

We believe the following strengths enable us to offer a network that is appealing to viewers, service providers and advertisers.

 Authentic, Informative and Entertaining Outdoor Programming

We believe that The Outdoor Channel is a preferred destination for television viewers seeking high-quality, traditional outdoor programming. We are differentiated from other television networks categorized as sports networks that offer outdoor programming through our focus on traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. Our programming does not include team sports or

“extreme sports” that other networks offer, which we believe dilutes the interest of our target audience. We believe this strategy has enabled us to build a loyal audience that tends to watch The Outdoor Channel instead of other channels that offer outdoor programming.

 Attractive Viewer Demographics

We believe that The Outdoor Channel delivers a television audience that may not be available through other networks and is particularly desirable for advertisers seeking to target a large and concentrated audience of outdoor enthusiasts. We believe The Outdoor Channel audience consists primarily of males between the ages of 25 and 54, representing a demographic for which many advertisers allocate a portion of their budgets. According to studies by Mediamark Research Inc., in 2005, approximately 79% of the viewers of The Outdoor Channel were male. Nielsen indicates that  in December 2005 the majority of our viewers in primetime did not watch competing specialized sports channels, such as The Golf Channel, ESPN2, OLN or Speed Channel.

 Large Outdoor-Focused Market

We believe our programming appeals to traditional outdoor sports enthusiasts, including those who hunt and fish. According to the U.S. Fish and Wildlife Service’s latest survey conducted in 2001, there were estimated to be over 82 million people who participated in outdoor recreation and spent in excess of $100 billion pursuing these activities. Of this amount, people who participated in fishing or hunting collectively spent approximately $70 billion in pursuit of these activities. In addition, we believe our programming, which also includes off-road motor sports and other outdoor related lifestyle programming, appeals to an even broader audience. We also believe that our programming appeals to viewers that may have participated in traditional outdoor sports in the past or desire to do so in the future. As we continue to increase our subscriber base, we believe that national accounts will advertise on The Outdoor Channel to reach our focused audience of outdoor enthusiasts.

 Extensive Service Provider Relationships

We have relationships or affiliate agreements with the majority of pay television service providers, including the 10 largest in the U.S. In fact, The Outdoor Channel was carried by the highest percentage of cable operators among those networks with 40 million or less subscribers, according to a November 2005 survey by Beta Research Corporation. According to Nielsen, The Outdoor Channel had approximately 25.7 million subscribers in December 2005. Based on our estimates, The Outdoor Channel is currently available to, and could potentially be subscribed by, over 77.6 million households.

 Highly Leverageable Business Model

We anticipate that we will be able to transmit our programming to additional subscribers with little or no incremental delivery costs. We also believe that our programming, focused on traditional outdoor activities and recorded in natural settings, tends to be less expensive to produce than programming that requires elaborate sets, soundstages, highly compensated actors and a large production staff. Furthermore, the timeless nature of our outdoor programming allows us to rebroadcast and use our programming for additional purposes.

 Experienced and Committed Management Team

The members of our senior management team and our board of directors have significant experience in the cable television sector and many of them have been associated with us for a considerable amount of time. The Outdoor Channel was founded by outdoor enthusiasts for outdoor enthusiasts. We believe that our thorough knowledge of the market for, and our active participation in, outdoor activities fosters an unwavering commitment to programming that is relevant to our viewers, producers, advertisers and sponsors.

 Our Business Growth Strategies

The principal components of our strategy to grow our business are as follows.

 Seek to Grow Our Subscriber Base

As a result of our focused content and affinity group marketing initiatives, we have been successful in increasing our subscriber base to approximately 25.7 million households in December 2005, as estimated by Nielsen, from our estimate of approximately 5.3 million households in 1999. We intend to seek new opportunities to continue to grow our subscriber base through the following initiatives:

•                  Expand distribution relationships. We intend to expand our marketing and sales efforts to grow our subscriber base. Through our existing relationships with carriers, we intend to offer service providers incentives to migrate our channel from premium packages to more affordable basic or expanded basic service packages with a greater number of subscribers. In addition, we plan to continue to pursue agreements with additional service providers. The incentives we intend to offer to service providers may include, but are not limited to, the following:

•                  local marketing support, such as promotional materials and sharing of costs for local advertising;

•                  training support for customer service representatives;

•                  subscription fee waivers for a limited time; and

•                  upfront payments to service providers, in the form of cash or our securities.

•                  Adopt HD technology early–Outdoor Channel 2 HDSM. In March 2005, we began broadcasting a new channel called Outdoor Channel 2 HD with similar but different programs, produced entirely in high definition. This channel was formally launched on July 1, 2005. We believe that HD television complements our outdoor-themed content and represents a significant opportunity for us to expand our distribution and subscriber base. The audio and visual characteristics of HD substantially enhance the experience and sense of adventure provided by our programming. As a validation of the high quality, visually compelling nature of our HD programming, through an arrangement with Premier Retail Networks, Inc., we provide branded HD content being used to promote the sales of HD television sets in well known retail stores, such as Wal-Mart, Circuit City and Best Buy. As an early adopter of HD TV technology, we are ready to assist service providers as they migrate their offerings to HD TV by providing quality HD TV programming, thereby gaining distribution to this new customer segment early in its development. In addition, in an effort to increase distribution of The Outdoor Channel, we intend to offer price incentives to those service providers desiring to distribute both The Outdoor Channel and Outdoor Channel 2 HD.

•                  Broaden our consumer-focused marketing. Our consumer marketing strategy is designed to increase consumer, or subscriber, demand. We currently have working relationships with numerous affinity organizations whose members are interested in outdoor activities such as hunting, fishing and shooting sports, off-road motor sports and other outdoor related lifestyle activities. We plan to strengthen these current relationships and to seek opportunities to enter into similar relationships with additional affinity groups and membership organizations interested in traditional outdoor activities and related pursuits. We also plan to increase consumer demand by expanding our marketing efforts to include broader-based advertising to enhance awareness of The Outdoor Channel and reach new viewers interested in outdoor activities. We believe that increased consumer awareness of our programming will create additional demand for The Outdoor Channel and encourage service providers to offer The Outdoor Channel within their most widely subscribed programming packages.

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

Currently, national advertisers such as Ace Hardware, Arctic Cat, Cabela’s, Dickies, Enterprise Rent-a-Car, Geico Insurance, Gateway Computer, Jack Daniel’s, Remington, Sprint, and the U.S. Army regularly advertise on The Outdoor Channel. We believe our viewer demographics are attractive to these and many other national advertisers. In an effort to increase our advertising revenue, we have established a New York advertising sales office and plan to increase our visibility to national advertisers.

We also offer national advertisers the opportunity to sponsor several hours of themed programming as a means to increase brand awareness and visibility to a targeted audience. These opportunities, which we refer to as block-programming sponsorships, enable advertisers to embed advertising messages and products in the programming itself in addition to purchasing traditional commercial spots. Our current block-programming sponsorships include Monday Night Fishing sponsored by Cabela’s, Tuesday Night Hunting sponsored by Mossy Oak and Wednesday Night Horsepower sponsored by Optima Batteries.

 Create and Acquire High-Quality, Popular Programs

Historically, we have contracted with third-party producers to provide a majority of our programming. These third-party producers retain ownership of their programming that we air and typically purchase from us a block of the advertising time available during the airing of their programming which they then resell to advertisers or use themselves. We currently produce approximately 22% of our programming schedule. In the future, we intend to produce more in-house programming and acquire ownership of programs produced by third parties by entering into exclusive, multi-year agreements. We believe this will allow us to retain and sell more advertising time for our own account at higher rates.

We believe our programming has qualities that will provide opportunities for rebroadcast or additional uses in the future. As we develop in-house programming and acquire additional programming, we expect to develop a library of standard definition and HD programs that may be re-broadcast with little incremental cost. As a secondary use, we intend to seek opportunities to sell the airing rights to portions of footage captured in the normal course of our program production to production companies in need of natural setting footage. In addition, we believe that by owning the content that we air on The Outdoor Channel, we can better leverage other potential opportunities that may exist such as DVD sales and international syndication.

 Expand the Membership in Our Club Organizations

We originally founded The Outdoor Channel in an attempt to more effectively market our club organizations, the theme of which is the search for small gold deposits and other treasure. In an effort to increase the membership base of GPAA and Lost Dutchman’s, we intend to continue to market to viewers of The Outdoor Channel and by producing programs that are specifically directed towards their interests. We will present to such viewers the benefits of membership in GPAA and Lost Dutchman’s while promoting subscriptions to our Gold Prospector & Treasure Hunters in the Great Outdoors magazine. In addition, we promote and market these two club organizations through direct mail campaigns and our promotion and sponsorship throughout the country of expositions dedicated to gold prospecting, treasure hunting and related interests. We also offer introductory outings at our campsites in an effort to increase membership sales in our national gold prospecting campground club and to increase the number of participants attending our unique expeditions held near Nome, Alaska and in the Motherlode area of California.

 Sources of Revenue

No single customer of ours accounts for greater than 10% of our total revenue. Our revenues from The Outdoor Channel are derived primarily from two sources, advertising fees and subscriber fees, as discussed below.

 Advertising Fees

We have two forms of advertising fees, short-form and long-form.

Short-form Advertising. We sell short-form advertisements on The Outdoor Channel for commercial products and services, usually in 30 second increments. The total inventory for our short-form advertising consists of seven minutes per half hour. Of this available advertising time, one minute is reserved for the local service providers who may preempt the advertisement we insert into the program with a local advertisement. Of the remaining six minutes, we either sell it to advertisers for our own account or to third-party producers who then resell this time to advertisers for their own account or use it themselves.

Advertisers purchase from us the one minute of advertising time per half hour that is reserved for the local service providers at a discount understanding that some of the service providers will superimpose their own spots over the advertising that we have inserted in the program, causing these advertisements to be seen by less than all of the viewers of any program. All of this advertising time is sold to direct response advertisers. Direct response advertisers rely on direct appeals to our viewers to purchase products or services from toll-free telephone numbers or websites and generally pay lower rates than national advertisers.

For the advertising time that we retain for our own account, we endeavor to sell this time to national marketing firms and advertising agencies. The price we are able to charge for this advertising time is dependent on market conditions, perceived desirability of our viewers and, as estimated by Nielsen, the number of households subscribing to The Outdoor Channel and ratings. If we are unable to sell all of this advertising time to national firms and agencies, we sell the remaining time to direct response advertisers. We have been successful in increasing the amount of revenue generated from national advertisers in the last two years. The majority of our revenue from short-form advertising is a result of arrangements with advertising agencies, for which we pay a commission. However, we have some relationships with marketers who buy directly from us.

For the advertising time that we sell to third-party producers, we receive revenue directly from the producers. This revenue is often at a lower rate than we may have received if we were to retain such time and sell it ourselves. The producers then resell this advertising time to others or use this time to advertise their own products or services.

Our advertising revenue tends to reflect seasonal patterns of advertising expenditures, which is common in the broadcast industry. Typically, our advertising revenue from short-form advertising during the second quarter is greater than the first quarter, and the fourth quarter is greater than the third quarter of each year.

Long-form Advertising. Long form advertisements are infomercials that we typically run for 30 minutes, the majority of which are during the overnight hours. In the future, we may reduce the programming time used for infomercials by replacing it with traditional outdoor programming.

 Subscriber Fees

Cable and satellite service providers typically pay monthly subscriber fees to us for the right to broadcast our channel. Our service provider contracts typically range from 5 to 10 years and contain an annual increase in the monthly subscriber fees. Our contracts also contain volume discounts for increased distribution by any one service provider.

 Programming

The Outdoor Channel’s programming emphasizes traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. Some examples of our programs are:

Hunting/ Shooting	Fishing	Special Interest

Ted Nugent Spirit of the Wild	Mark Sosin’s Saltwater Journal	World of Outlaws Sprint Car Racing*
Jim Zumbo Outdoors*	Randy Jones Strike Zone*	Monsters of Destruction*
Guns and Ammo TV	World Class Sportfishing*	Four Wheeler TV

*            Designates programs that are produced or owned by The Outdoor Channel, Inc.

We either acquire or produce a program in-house or we license a program from a third party. We have been producing in-house programs since our founding in 1993, and in 2005 we produced and aired on The Outdoor Channel 20 regularly scheduled programs. Third-party programming license agreements typically provide that the producers retain ownership of the programming and that The Outdoor Channel is entitled to air each episode several times per week for periods ranging from three months to three years. Substantially all of our programming contracts with third parties allow us exclusive U.S. rights and non-exclusive foreign rights during the term of the licensing agreement. In 2005, we produced approximately 22% of our programs in-house and licensed the remaining 78% of our programs from third-party producers.

 Sales and Marketing

Our sales and marketing efforts are focused on: (a) adding subscribers both through improved positioning with those service providers already carrying The Outdoor Channel and through new agreements with service provider systems not currently carrying The Outdoor Channel, (b) increasing demand from the viewing audience for both accessibility to The Outdoor Channel and for viewership of our programming and (c) cultivating existing and pursuing new advertising clients.

 Service Providers

Generally, our sales and marketing efforts to increase distribution focus on developing strong relationships with existing and potential cable and satellite service providers through multiple points of contact including traditional sales visits, a dedicated customer service staff, an active local event team and the use of a dedicated web site. In addition to building strong relationships with our service providers, we are involved with a wide variety of traditional marketing efforts including advertising in trade publications, participating in industry trade shows, and supporting industry related associations. We anticipate that the widespread adoption of the digital and high definition products offered by our service providers will provide us with additional opportunities to grow and develop The Outdoor Channel and Outdoor Channel 2 HD. In order to strengthen the sales efforts of these service providers, we offer a wide variety of market specific support including the opportunity to partner with local outdoor clubs, local promotions, direct mail campaigns and integration into existing consumer marketing initiatives.

 Consumers

We market The Outdoor Channel to potential viewers to both create brand awareness and to drive consumer requests for carriage, or for more accessible packaging, by the service providers. These consumer-directed marketing efforts are coordinated with and may be funded in part by the service providers. These efforts often include traditional marketing campaigns consisting of print and radio advertising. We also use our website to market and promote The Outdoor Channel through schedule information, show synopses, games and contests.

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

We also have relationships and sponsorships with the following special interest groups: Congressional Sportsmen’s Foundation, National Shooting Sports Foundation, Paralyzed Veterans of America, International Hunter Education Association, International Association of Fish and Wildlife Agencies, U.S. Fish and Wildlife Service and Farmers and Hunters Feeding the Hungry.

In addition, we purchase advertisements in magazines that specialize in content similar to The Outdoor Channel. We currently advertise in approximately 90 magazines, including American Rifleman, Boys Life, Heartland USA, Off-Road Adventures and Sports Afield.

 Advertisers

Sales and distribution of The Outdoor Channel’s advertising time are conducted by The Outdoor Channel’s in-house sales personnel. In 2002, we began to subscribe to Nielsen’s services, and the availability of this information has become a critical tool in attracting advertisers. Our sales team sells directly to national advertising accounts, and continuously monitors available spots in an effort to maximize advertising revenue. To increase our visibility in the advertising community, we advertise in trade publications and on trade web sites directed toward advertising executives.

Other Businesses

In addition to The Outdoor Channel, we own and operate related businesses that serve the interests of The Outdoor Channel viewers and other outdoor enthusiasts. These related businesses include Gold Prospector’s Association of America LLC, or GPAA, and LDMA-AU, Inc., or Lost Dutchman’s.

We believe GPAA is one of the largest gold prospecting clubs in the world. GPAA’s members currently pay an initial membership fee of $79 and annual renewal fees ranging between $24 and $54. GPAA sells products and services related to gold prospecting and is the publisher of the “Gold Prospectors & Treasure Hunters in the Great Outdoors” magazine.

Lost Dutchman’s is a national gold prospecting campground club with properties in Arizona, California, Colorado, Georgia, Michigan, Nevada, North Carolina, Oregon and South Carolina. Lost Dutchman’s members currently pay a membership fee ranging between $3,500 and $3,750 and an annual maintenance fee of $120. Members are entitled to use any of the campgrounds we own or have rights to use and are entitled to keep all gold found while prospecting on any of these properties.

We also offer unique expeditions where participants enjoy gold prospecting and other outdoor activities. The expeditions include annual expeditions to the heart of the historic Motherlode area in central California and the camp on our 2,300-acre property along the Cripple River which empties into the Bering Sea near Nome, Alaska. Participants pay on a per-expedition basis.

 Financial Information about Segments

Financial information related to our operating segments is included in Note 13 to the consolidated financial statements included in this Form 10-K, which note is incorporated by reference herein. The Outdoor Channel, or TOC, segment has provided greater than 15% of our consolidated revenue during each of the last three fiscal years.

Competition

We compete with other television channels for distribution, audience viewership and advertising sales.

The Outdoor Channel competes with other television channels to be included in the offerings of each system provider and for placement in the packaged offerings having the most subscribers. In addition, each television channel focusing on a particular form of content competes directly with other channels offering similar programming. In the case of The Outdoor Channel, we compete for distribution and viewers with other television networks aimed at our own target audience which we believe consists primarily of males between the ages of 25 and 54. We believe such competitors include OLN, Spike TV, ESPN and others. It is possible that these or other competitors, many of which have substantially greater financial and operational resources than us, could revise their programming to offer more traditional outdoor activities such as hunting, fishing, shooting and other topics which are of interest to our viewers.

Certain technological advances, including the increased deployment of fiber optic cable, are expected to allow cable systems to greatly expand their present channel capacity. Such added capacity leaves room for additional programming of all types which could dilute our market share by enabling the emergence of channels with programming similar to that offered by The Outdoor Channel and lead to increased competition for viewers from existing or new channels.

We also compete with television networks that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In addition, large cable companies have the financial and technological resources to create and distribute their own channels. For instance,  OLN, which we currently consider to be our closest direct competitor, is owned and operated by Comcast, the largest MSO in the U.S. We believe that while our closest competitor currently offers blocks of similar programs, there is a substantial difference between the two networks. The Outdoor Channel emphasizes traditional outdoor activities, such as fishing and hunting, while OLN currently features a significant amount of programming concerning outdoor competitive, or extreme, sports and nature observation. As The Outdoor Channel becomes more established, however, it is possible that other channels will attempt to offer programming similar to ours.

We compete for advertising revenue with other pay television networks, broadcast networks, and local over-the-air television stations. In addition, we compete for advertisers with other forms of advertising such as satellite and broadcast radio and the print media. We believe that many of these advertising avenues may not permit an advertiser to target the specific demographic audience who watches The Outdoor Channel.

While Lost Dutchman’s has numerous campground competitors, we believe it is the largest campground club in the United States that has a gold prospecting theme. Campgrounds compete primarily by quality of facilities and amenities offered. Lost Dutchman’s has rustic facilities and few amenities and seeks to attract persons who are interested in gold prospecting and hands-on outdoor activities and who wish to be part of an informal family-oriented environment. We are not aware of any national direct competitor for our gold prospecting club GPAA, although in a broad sense both GPAA and Lost Dutchman’s compete with other sources of recreational activities. Lost Dutchman’s and GPAA both compete primarily through marketing and promotional activities involving expositions, advertisements and shows on The Outdoor Channel, reaching prospective members through our Gold Prospectors & Treasure Hunters in the Great Outdoors magazine and other marketing activities.

Other Information

Outdoor Channel Holdings, Inc. was originally incorporated in Alaska in 1984. On September 8, 2004, we acquired all of the outstanding shares of The Outdoor Channel, Inc. that we did not previously own. Effective September 15, 2004 we reincorporated from Alaska into Delaware.

Employees

As of February 1, 2006, we had a total of 145 employees of which 139 were full time. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Government Regulation

Our operations are subject to various government regulations. The operations of cable television systems, satellite distribution systems and broadcast television program distribution companies are subject to the Communications Act of 1934, as amended, and to regulatory supervision by the FCC. Our leased uplink facility in Perris, California is licensed by the FCC and must be operated in conformance with the terms and conditions of that license. The license is also subject to periodic renewal and ongoing regulatory requirements. Cable systems that carry our programming also are subjected to local franchise authority regulation.

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

Federal Cable Regulation

In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, which provides, among other things, for a “must-carry” regime for local broadcast stations (which requires the mandatory carriage of certain broadcast stations and consideration to other broadcast stations for retransmission of their signals and carriage of local broadcast stations on specific channels. The Cable Communication Policy Act of 1984 requires cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permits franchise authorities to require channel capacity, equipment and facilities for public educational and government access channels.

In response to the 1992 Cable Act , the FCC adopted regulations prohibiting programmers in which cable operators have an “attributable interest” from discriminating between cable operators and their competitors, or among cable operators, and for increased competition in video programming distribution (both within the cable industry and between cable and competing video distributors). The 1992 Cable Act also directed the FCC to adopt regulations limiting the percentage of nationwide subscribers any one MSO could serve and the carriage by cable systems and other video distributors of affiliated programming services. Although the FCC adopted such regulations, they were invalidated by a Court of Appeals in 2001. The FCC subsequently initiated rulemaking proceedings which remain pending.

In addition, the 1992 Cable Act requires the FCC to establish regulations for the rates that cable operators subject to rate regulation may charge for basic cable service and certain other services. Rates are not regulated for cable systems which are subject to effective competition, as defined in the FCC’s regulations. The 1993 Cable Act also directed the FCC to establish guidelines for determining when cable programming may not be provided exclusively to cable operators. The FCC’s implementing regulations preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors.

In 1996, Congress enacted the most comprehensive rewrite of telecommunications law since the Communications Act of 1934, modifying many of the provisions of the 1992 Act. Among other things, the legislation allows the cable and telephone industries to compete in each other’s markets and phased out federal cable rate regulation of non-basic services, such as the rates charged by cable operators to subscribers for our programming, in most instances. It also required the FCC to establish rules ensuring that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over a six to ten year phase-in period, which began in 2000, with only limited exceptions.

Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect The Outdoor Channel. We are unable to predict the outcome of future federal legislation, regulation or policies, or the impact of any such laws, regulations or policies on The Outdoor Channel’s operations.

GPAA and Lost Dutchman’s Regulations

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

Intellectual Property

“The Outdoor Channel®” is a registered trademark, and “Outdoor Channel 2 HDSM” is a service mark, of The Outdoor Channel, Inc. We have also filed for registration of other trademarks, none of which we consider material at this time. In addition, we rely on copyright protection of those programs that we own.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials we have filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the Public Reference Room. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information concerning issuers that file electronically with the Securities and Exchange Commission, including us. Our common stock is listed on The Nasdaq National Market. We also maintain an internet site at http://www.outdoorchannelholdings.com that contains information concerning us. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this report.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the Securities and Exchange Commission on our website on the World Wide Web at http://www.outdoorchannelholdings.com. We will also provide without charge, upon written or oral request, a copy of any or all of the documents referred to above. Requests for such documents should be directed to Attention: General Counsel, 43445 Business Park Drive, Suite 113, Temecula, California 92590 (Telephone: (951) 699-4749).

ITEM 1A.                                            RISK FACTORS.

The Company’s business and operations are subject to a number of risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect the Company’s business, financial condition and future operating results and should be read in conjunction with the risks and uncertainties, including risk factors, contained in our other filings with the Securities and Exchange Commission. Any forward-looking statements made by the Company are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Securities Litigation Reform Act and a number of factors, including, but not limited to those discussed below, could cause our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

We may not be able to grow our subscriber base at a sufficient rate to offset planned increased costs or at all, and as a result our revenues and profitability may not increase and could decrease.

A major component of our growth strategy is based on increasing the number of subscribers to our channels. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for our channels; overall growth in cable and satellite subscribers; the popularity of our programming; our ability to negotiate new carriage agreements, or amendments to current carriage agreements, and maintain existing distribution; plus other factors that are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of our channels on cable and satellite systems or that our current carriage will not decrease as a result of a number of factors. In particular, negotiations for new carriage agreements, or amendments to current carriage agreements, are lengthy and complex, and we are not able to predict with any accuracy when such increases in our subscriber base may occur, if at all. If we are unable to grow our subscriber base, our subscriber and advertising revenues may not increase and could decrease. In addition, as we plan and prepare for such projected growth in our subscriber base, we plan to increase our expenses accordingly. If we are not able to increase our revenue to offset these increased expenses, our profitability could decrease.

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

If our channels are placed in unpopular program packages by cable or satellite service providers, or if service fees are increased for our subscribers, the number of viewers of our channels may decline which could harm our business and operating results.

We do not control the channels with which our channels are packaged by cable or satellite service providers. The placement by a cable or satellite service provider of our channels in unpopular program package could reduce or impair the growth of the number of our viewers and subscriber fees paid by service providers to us. In addition, we do not set the prices charged by cable and satellite service providers to their subscribers when our channels are packaged with other television channels. The prices for the channel packages in which our channels are bundled may be set too high to appeal to individuals who might otherwise be interested in our networks. Further, if our channels are bundled by service providers with networks that do not appeal to our viewers or is moved to packages with fewer subscribers, we may lose viewers. These factors may reduce the number of viewers of our channel, which in turn would reduce our subscriber fees and advertising revenue.

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

Our ability to secure national advertising accounts, which generally pay higher advertising rates, depends upon the size of our audience, the popularity of our programming and the demographics of our viewers, as well as strategies taken by our competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for national advertising accounts and related advertising expenditures is intense. We face competition for such advertising expenditures from a variety of sources, including other cable network companies and other media. We cannot assure you that our sponsors will pay advertising rates for commercial air time at levels sufficient for us to make a profit or that we will be able to attract new advertising sponsors or increase advertising revenues. If we are unable to attract national advertising accounts in sufficient quantities, our revenues and profitability may be harmed.

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

In July 2005, we launched an all new, all native high definition network called Outdoor Channel 2 HD. There can be no assurance that Outdoor Channel 2 HD will not incur unexpected costs and expenses. Distribution of Outdoor Channel 2 HD will depend on successfully executing new or amended distribution agreements with cable and satellite service providers. There can be no assurance that such agreements can be made, and if they are made, that they will be on terms favorable to us or that they will not require us to grant periods of free service and/or marketing commitments to encourage carriage. The public may not adopt HD consumer television equipment in numbers sufficient to allow profits for an advertiser-supported service. Bandwidth constraints may keep Outdoor Channel 2 HD from achieving sufficient distribution from service providers to reach profitability. Competition for quality HD content may increase the costs of programming for Outdoor Channel 2 HD beyond our control or expectations. All of these factors, combined or separately, could increase costs or restrain revenue and adversely affect our operating results.

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

Changes to financial accounting standards or our accounting estimates may affect our reported operating results.

We prepare our financial statements to conform with generally accepted accounting principles (“GAAP”), which are subject to interpretations by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to business combinations and employee stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates, judgments and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding those estimates, including the interpretation of the terms and conditions of our contractual obligations, could result in a change to our estimates and could impact our future operating results.

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

We compete for viewers with other pay cable television and broadcast networks, including OLN, Spike TV, ESPN2 and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the deployment of fiber optic cable, which are already substantially underway, are expected to allow cable systems to greatly expand their current channel capacity, which could dilute our market share and lead to increased competition for viewers from existing or new programming services.

We also compete with television network companies that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In some cases, we compete with cable and satellite service providers that have the financial and technological resources to create and distribute their own television networks, such as OLN, which is owned and operated by Comcast. In order to compete for subscribers, we may pay either launch fees or marketing support or both for carriage in certain circumstances in the future, which may require significant cash expenditures, harming our operating results and margins. We may also issue our securities from time to time in connection with our attempts for broader distribution of The Outdoor Channel and the number of such securities could be significant. We compete for advertising sales with other pay television networks, broadcast networks, and local over-the-air television stations. We also compete for advertising sales with satellite and broadcast radio and the print media. We compete with other cable television networks for subscriber fees from, and affiliation agreements with, cable and satellite service providers. Actions by the Federal Communications Commission, which we refer to as the FCC, and the courts have removed certain of the impediments to entry by local telephone companies into the video programming distribution business, and other impediments could be eliminated or modified in the future. These local telephone companies may distribute programming that is competitive with the programming provided by us to cable operators.

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

Our ability to deliver programming to service providers, and their subscribers, is dependent upon the satellite equipment and software that we use to work properly to distribute our programming. If this satellite system fails, or a signal with a higher priority replaces our signal, which is determined by our agreement with the owner of the satellite, we may not be able to deliver programming to our cable and satellite service provider customers and their subscribers within the time periods advertised. We have negotiated for back-up capability with our satellite provider on an in-orbit spare satellite, which provides us carriage on the back-up satellite in the event that catastrophic failure occurs on the primary satellite. Our contract provides that our main signal is subject to preemption and until the back-up satellite is in position, we could lose our signal for a period of time. A loss of our signal could harm our reputation and reduce our revenues and profits.

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

We currently license approximately 78% of programs we air on The Outdoor Channel from third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all, or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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

Our current officers, directors and greater than 5% stockholders together currently control approximately 52.5% of our outstanding common stock. As a result, these stockholders, acting together, would be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve.

The market price of our common stock has been and may continue to be subject to wide fluctuations.

Our stock has historically been and continues to be traded at relatively low volumes and therefore has been subject to price volatility. Various factors contribute to the volatility of our stock price, including, for example, low trading volume, quarterly variations in our financial results, increased competition and general economic and market conditions. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. There can be no assurance that a more active trading market in our stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources.

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

The Cable Television Consumer Protection and Competition Act of 1992, to which we refer as the 1992 Cable Act, includes provisions that preclude cable operators affiliated with video programmers from favoring their programmers over competitors. The 1992 Cable Act also precludes such programmers from selling their programming exclusively to cable operators. These provisions potentially benefit independent programmers such as us by limiting the ability of cable operators affiliated with programmers from carrying only programming in which they have an ownership interest and from offering exclusive programming arrangements. However, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC Rule limiting the carriage of affiliated programmers by cable operators. Although the FCC issued further notices of proposed rulemaking in 2001 and 2005 addressing this issue, it has not adopted new rules. The exclusivity provision is scheduled to expire in October 2007 unless the FCC then determines that a further extension is necessary to protect competition and diversity. If these provisions of the 1992 Cable Act expire or become no longer applicable, and if we are still able to increase the number of subscribers to our channel, then the costs associated with doing so may increase significantly.

Regulatory carriage requirements also could reduce the number of channels available to carry The Outdoor Channel. The 1992 Cable Act granted television broadcasters a choice of must-carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could reduce carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television broadcasters may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. On February 10, 2005, the FCC decided that television broadcasters do not have such additional must-carry rights. Broadcasters formally have requested that the FCC reconsider this decision and are seeking legislative change to require such carriage. The imposition of such additional must-carry regulation, in conjunction with any limited cable system channel capacity, would increase the likelihood that cable operators may be forced to drop some cable programming services and could reduce carriage of The Outdoor Channel.

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

In the future, any increased regulation of rates, and in particular the rates for basic cable services, could, among other things, put downward pressure on the rates charged by cable programming services, and affect the ability or willingness of cable system operators to retain or to add The Outdoor Channel network on their cable systems. In response to a request from the Committee on Energy and Commerce of the House of Representatives, the FCC’s Media Bureau conducted a study in 2004 regarding, among other things, government-mandated a la carte or mini-tier packaging of programming services in which each subscriber would purchase only those channels that he or she desired instead of the larger bundles of different channels as is typical today. The Media Bureau’s report on November 18, 2004 observed that such packaging would increase the cost of programming to consumers and injure programmers. On February 9, 2006, the Media Bureau released a further report which stated that the 2004 report was flawed and which concluded that a-la-carte sales could be in the best interests of consumers. Although the FCC cannot mandate a-al-carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a-ala-carte sales or otherwise seek to impose greater regulatory controls on how cable programming is sold. If, in response to any statue enacted by Congress, or any rate or other government regulation, cable system operators implement channel offerings that require subscribers to affirmatively choose to pay a separate fee to receive The Outdoor Channel, either by itself or in combination with a limited number of other channels, the number of viewers for The Outdoor Channel could be reduced.

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

A significant portion of our assets consists of goodwill and other indefinite-lived intangible assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, we test goodwill and other indefinite-lived intangible assets for impairment during the fourth quarter of each year, and on an interim date if factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill or other indefinite-lived intangibles under SFAS 142 and a non-cash charge would be required. Such a charge could have a significant effect on our reported net earnings. For 2005, no impairment charge was required.

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

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

We are currently leasing approximately 32,000 square feet of commercial property located at 43445 Business Park Drive in Temecula, California. In addition, we own approximately 36,000 square feet including 23,000 square feet of office space and 13,000 square feet of warehouse space located at 43455 Business Park Drive in Temecula. The property located at 43445 Business Park Drive is currently used as both our headquarters and as our broadcast facility for The Outdoor Channel, and we are currently completing the build out of the property located at 43455 Business Park Drive for use as our broadcast facility. Both of these properties are used in connection with our two segments (The Outdoor Channel and Membership Division) and the Corporate unit.

We also own the following properties that we use for camping and gold prospecting in connection with our membership division segment:

Designation of Property	Approximate Number of Acres	Location
Cripple River	2,300	Alaska
Loud Mine	38	Georgia
Stanton Property	35	Arizona
Burnt River	135	Oregon
Cave Creek	32	Oregon
Vein Mountain Camp	130	North Carolina
Junction Bar Place	26	California
Oconee Camp	120	South Carolina
Leadville Property	60	Colorado
Omilak Silver Mine	40	Alaska
High Divide Property	20	Nevada
Athens Property	70	Michigan
Blue Bucket	119	Oregon

In connection with our Membership Division segment, we also have a mutual use agreement with a non-profit organization, Lost Dutchman’s Mining Association, Inc., that owns property near some of the above properties. This mutual use agreement allows our members to camp and gold prospect on the properties owned by Lost Dutchman’s Mining Association, Inc., and in return, the members of Lost Dutchman’s Mining Association, Inc. may camp and gold prospect on our properties.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The Nasdaq National Market on September 15, 2004 under the symbol “OUTD”. Prior to September 14, 2004, our common stock was listed for trading on NASD’s OTC Bulletin Board, also under the trading symbol “OUTD”. The following table sets forth for the quarters indicated the reported high and low bid prices of our common stock as quoted on NASD’s OTC Bulletin Board through September 14, 2004 and is adjusted for the 5 for 2 stock split effective September 15, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. After September 15, 2004 the table sets forth the high and low closing prices of our common stock as reported on The Nasdaq National Market.

		Bid
		High	Low
2004	First Quarter	15.84	11.96
	Second Quarter	17.20	13.60
	Third Quarter to September 14, 2004	15.60	13.40

		Closing Price
		High	Low
	Third Quarter from September 15, 2004	18.00	15.50
	Fourth Quarter	15.25	13.25

2005	First Quarter	14.95	13.36
	Second Quarter	17.00	13.76
	Third Quarter	14.76	12.77
	Fourth Quarter	16.50	13.47

As of December 31, 2005, there were approximately 911 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operation, financial condition and other factors as the board of directors, in its discretion, deems relevant.

ITEM 6.                                                    SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005 have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of December 31, 2003, 2002 and 2001 and for each of the years in the two-year period ended December 31, 2002 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

In 2004, we completed the acquisition of all of the outstanding shares of The Outdoor Channel, Inc. that we did not previously own. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of the Minority Interest of The Outdoor Channel, Inc.” for a discussion regarding this transaction and the comparability of the 2004 information.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Income Statement Data:
Revenues:
Advertising	$22,769	$21,817	$16,396	$10,969	$8,645
Subscriber fees	15,432	13,391	10,836	6,071	3,874
Membership income	4,707	4,746	4,456	4,353	4,715
Total revenues	42,908	39,954	31,688	21,393	17,234

Expenses:
Satellite transmission fees	2,497	2,351	2,423	2,359	2,238
Advertising	7,100	5,596	3,767	3,619	2,431
Programming	5,604	2,521	1,117	235	51
Non-cash compensation expense from exchange of stock options	—	47,983	—	—	—
Selling, general and administrative	24,413	21,042	16,754	10,604	10,830
Total expenses	39,614	79,493	24,061	16,817	15,550
Income (loss) from operations	3,294	(39,539)	7,627	4,576	1,684
Other income, net	898	115	26	45	26
Income (loss) before income taxes and minority interest	4,192	(39,424)	7,653	4,621	1,710
Income tax provision (benefit)	1,699	(15,946)	3,162	1,882	718
Income (loss) before minority interest	2,493	(23,478)	4,491	2,739	992
Minority interest in net income of consolidated subsidiary	—	682	897	444	181
Net income (loss)	2,493	(24,160)	3,594	2,295	811
Preferred stock dividends	—	—	—	(90)	—
Net income (loss) applicable to common stock	$2,493	$(24,160)	$3,594	$2,205	$811
Earnings (loss) per common share:
Basic	$0.12	$(1.51)	$0.26	$0.17	$0.06
Diluted	$0.10	$(1.51)	$0.19	$0.15	$0.06
Weighted average number of common shares outstanding:
Basic	21,423	15,998	13,824	13,220	13,071
Diluted	24,732	15,998	14,768	14,627	14,597

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,276	$13,105	$7,214	$3,248	$2,574
Goodwill	44,457	44,457	—	—	—
Total assets	152,222	99,669	19,848	11,830	9,214
Total liabilities	10,018	6,187	4,353	4,405	4,387
Minority interest in subsidiary	—	—	2,302	1,263	812
Stockholders’ equity	$142,204	$93,482	$13,193	$6,162	$4,015

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement

The information contained in this report may include forward-looking statements. Our actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel and others; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of The Outdoor Channel; and (4) other matters. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties which are discussed above under “Item 1A Risk Factors” and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

Through our indirect wholly-owned subsidiary, The Outdoor Channel, Inc. or TOC, we own and operate The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. We also own and operate related businesses which serve the interests of The Outdoor Channel’s viewers and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc., which we refer to as Lost Dutchman’s, and Gold Prospector’s Association of America, LLC, which we refer to as GPAA. Lost Dutchman’s is a national gold prospecting campground club with properties in Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon and South Carolina. GPAA is the publisher of the Gold Prospector & Treasure Hunters in the Great Outdoors magazine. In addition, we are the owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to the members of Lost Dutchman’s and GPAA. Outdoor Channel Holdings also wholly owns 43455 BPD, LLC which owns the building housing our broadcast facility.

Our revenues include (1) advertising fees from advertisements aired on The Outdoor Channel and from advertisements in Gold Prospector & Treasure Hunters in the Great Outdoors magazine; (2) subscriber fees paid by cable and satellite service providers that air The Outdoor Channel; and (3) membership fees from members in both Lost Dutchman’s and GPAA and other income including magazine sales, products and services related to gold prospecting, gold expositions, expeditions and outings. Advertising fees include fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel.

Acquisition of the Minority Interest of The Outdoor Channel, Inc.

On September 8, 2004, we completed the acquisition of the remaining minority interest in TOC which we did not previously own through (i) the merger of TOC with our newly-formed, wholly-owned subsidiary, with TOC being the surviving corporation, and (ii) the exchange of each share of TOC common stock not previously held by us or our subsidiaries for 0.65 shares of our common stock. In addition, each outstanding option to purchase one share of TOC common stock was exchanged for an option to purchase 0.65 shares of our common stock. In September 2004, every two outstanding shares of our common stock were converted into five outstanding shares of common stock in conjunction with our reincorporation from Alaska to Delaware (the “5 for 2 split”).

Based on the exchange ratio in the merger we issued 3,069,790 shares of our common stock as well as options to purchase 4,012,125 additional shares, each as adjusted for the 5 for 2 split. The shares issued include the shares of common stock issued to a former TOC shareholder who originally exercised his dissenters’ rights in connection with the transaction, but who later withdrew, with our consent, the demand to exercise such dissenter’s rights. For accounting purposes, all previously outstanding TOC common shares, including the dissenting shares, have been deemed to have been exchanged for shares of our common stock in September 2004.

The acquisition of the 17.6% minority interest in TOC was accounted for using the purchase method of accounting. The cost of acquiring the minority interest included the aggregate fair value of our common shares issued in exchange for common shares of TOC and certain other direct costs. The acquisition cost was allocated based on the fair value of the assets of TOC that were acquired and liabilities that were assumed, including intangible assets that arose from contractual or other legal rights or met certain other recognition criteria that underlie the minority interest that was acquired. The excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired was allocated to goodwill. In addition, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) the tax effect of the intangible assets have been treated as additional consideration. This additional consideration has also been allocated to goodwill.

The cost of our acquisition of the minority interest in TOC was $54,985,000 based on the issuance at the closing of 3,069,790 shares of our common stock (including shares issued to the former dissenter) and the average closing price of $16.24 per share of our common stock for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition plus the assumption of 325,000 fully vested options of a former employee of TOC with an intrinsic value of $4,250,000 plus certain other costs including income tax effects. Based on the analysis of the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs of $54,985,000 were allocated primarily to intangible assets as follows:

	Allocation (in thousands)	Estimated Useful Life

MSO Relationships	$10,573	Indefinite
Advertising Customer Relationships:
Short Form	1,351	4 years
Long Form	621	3 years

Total Identifiable Intangible Assets	12,545
Goodwill	44,457	Indefinite
Deferred Tax Liability Associated With Intangible Assets	(5,001)
Minority Interest in Subsidiary	2,984

Aggregate Purchase Price	$54,985

The exchange of vested employee stock options by us for vested stock options held by employees of TOC resulted in a charge to operations in our consolidated statement of operations on September 8, 2004 equal to the value of the options issued on that date net of any related income tax benefit. The options to purchase approximately 3,687,125 shares that we issued in exchange for vested stock options held by the employees of TOC on September 8, 2004 had a fair value of $14.00 per share based on the closing price of our common stock on that day. As a result, we incurred a non-cash, non-recurring charge to operating expenses of $47,983,000 and recognized an income tax benefit of $19,098,000 or a net charge of $28,885,000.

In some of the following period-to-period comparisons, we have specifically noted, and at times excluded the non-cash, non-recurring compensation expense of $47,983,000 incurred by us and the related tax benefit of $19,098,000 as the result of the assumption of TOC options in connection with our acquisition of the minority interest in TOC as part of our analysis because we believe separately quantifying the effects of these items provides the reader with a better understanding of our operating results. We also believe that an analysis of our results in this manner, when presented in conjunction with our analysis of the corresponding GAAP measures, provides useful information to management and others in identifying and understanding our operating performance for the periods presented and in making useful comparisons.

 Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of financial statements.

 Revenue Recognition

Advertising revenues for The Outdoor Channel are recognized when the advertisement is aired. Advertising revenues from advertisements in our bi-monthly magazine are recognized when the magazine is distributed. Revenues from the expeditions are recognized when they are taken in June through August each year. Revenues from outings and gold expositions are recognized at the time of the event. Subscriber fees for The Outdoor Channel are recognized in the period the programming is aired by the distributor and collection is probable.

Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

We recognize merchandise sales when the product is shipped and collection of the receivable is probable. Lost Dutchman’s campground membership sales are generally recognized on a straight-line basis over the estimated average life (7 years) of the membership. We do not record receivables arising under these contracts. Accordingly, revenues recognized do not exceed the total cash payments received and cash received in excess of revenue earned is recorded as deferred revenue. The majority of GPAA membership sales is for one year and is generally recognized in the year of sale. Multi-year GPAA membership sales are recognized on a straight-line basis over the life of a membership, and an estimated life of 15 years for a lifetime membership.

Long-Lived Assets

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

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and trade publications regarding the financial health of our larger customers and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial condition of any of our customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.

Deferred Tax Assets

We account for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Derivative Instruments and Certain Hedging Activity

At the time we entered into long-term debt agreements, we also entered into interest rate swap agreements. These swap agreements change the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate fluctuations and thus interest rate risk. These swap arrangements essentially create the equivalent of fixed rate debt. These referenced transactions are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Certain Hedging Activities” and Statement of Financial Accounting Standards No. 138 “Accounting for Derivative Instruments and Certain Hedging Activity, an amendment of SFAS No. 133.” These standards require a derivative to be recognized on the balance sheet as an asset or liability at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. We measure the effectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable portion of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. The accounting for gains and losses associated with the changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the respective hedge’s designation and whether the hedge is highly effective in offsetting changes in fair value of cash flows of the asset or liability hedged. We have determined that the interest rate swap agreements we have entered into are highly effective in achieving the offsetting changes in the fair value of cash flows and there has been no ineffectiveness during the year ended December 31, 2005.

 Recent Accounting Developments

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”). “Share-Based Payment” which revised the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments, including all options granted to employees, be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 123 (R) effective January 1, 2006. Since we have used the intrinsic value method to account for employee stock options, the adoption of SFAS 123 (R) is expected to have a material impact on our financial statements.

The FASB had issued certain other accounting pronouncements as of December 31, 2005 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2005, 2004 or 2003.

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
Revenues:
Advertising	$22,769	$21,817	$952	4.4%	53.0%	54.6%
Subscriber fees	15,432	13,391	2,041	15.2	36.0	33.5
Membership income	4,707	4,746	(39)	(0.8)	11.0	11.9
Total revenues	42,908	39,954	2,954	7.4	100.0	100.0

Expenses:
Satellite transmission fees	2,497	2,351	146	6.2	5.8	5.9
Advertising	7,100	5,596	1,504	26.9	16.5	14.0
Programming	5,604	2,521	3,083	122.3	13.1	6.3
Non-cash compensation expense from exchange of stock options	—	47,983	(47,983)	(100.0)	—	120.1
Selling, general and administrative	24,413	21,042	3,371	16.0	56.9	52.7
Total expenses	39,614	79,493	(39,879)	(50.2)	92.3	199.0

Income (loss) from operations	3,294	(39,539)	42,833	NMF	7.7	(99.0)

Other income, net	898	115	783	680.9	2.1	0.3

Income (loss) before income taxes and minority interest	4,192	(39,424)	43,616	NMF	9.8	(98.7)

Income tax provision (benefit)	1,699	(15,946)	17,645	NMF	4.0	(39.9)

Income (loss) before minority interest	2,493	(23,478)	25,971	NMF	5.8	(58.8)

Minority interest in net income of consolidated subsidiary	—	682	(682)	(100.0)	—	1.7

Net income (loss)	$2,493	$(24,160)	$26,653	NMF %	5.8%	(60.5)%

NMF – Not Meaningful

Revenues

Our revenues include revenues from (1) advertising fees; (2) subscriber fees; and (3) membership income. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising) and from the sale of advertising space in publications such as the Gold Prospectors & Treasure Hunters in the Great Outdoors magazine. Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on The Outdoor Channel. For the years ended December 31, 2005 and 2004, The Outdoor Channel generated approximately 97.0% and 97.2% of our advertising revenue, respectively. Subscriber fees are solely related to The Outdoor Channel. Membership income is generated by our activities other than the operation of The Outdoor Channel and includes membership sales, magazine sales, merchandise sales, and sponsored outings and expeditions in connection with GPAA and Lost Dutchman’s.

Total revenues for the year ended December 31, 2005 were $42,908,000, an increase of $2,954,000, or 7.4%, compared to revenues of $39,954,000 for the year ended December 31, 2004. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the year ended December 31, 2005 was $22,769,000, an increase of $952,000 or 4.4% compared to $21,817,000 for the year ended December 31, 2004. For December 2005, Nielsen estimated that The Outdoor Channel had 25.7 million viewers compare to 24.8 million for the same period a year ago. (Nielsen revises this estimate each month and for March 2006, Nielsen increased its estimate to approximately 26.2 million subscribers). The increase in advertising revenue for the year ended December 31, 2005 reflects a larger percentage of our short-form advertising inventory being sold to national and endemic advertisers, generally at higher rates, than inventory being sold to direct response advertisers or long-form (infomercial) advertisers.

Subscriber fees for the year ended December 31, 2005 were $15,432,000, an increase of $2,041,000 or 15.2% compared to $13,391,000 for the year ended December 31, 2004. The increase in subscriber fees for the period was primarily due to an increased number of paying subscribers both from new affiliates and from existing distributors and contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel. We plan to accelerate our subscriber growth utilizing various means including deployment of subscriber acquisition or launch support fees. Such fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense. As a result, we anticipate that subscriber fee revenue, net of amortization of launch fees, may not increase over the foreseeable future once we deploy this tactic and, in fact, due to contractual volume discounts, subscriber fee revenue could actually decrease over the new contract lives.

Membership income for the year ended December 31, 2005 was $4,707,000, a decrease of $39,000 or 0.8% compared to $4,746,000 for the year ended December 31, 2004. We do not consider this decline to be significant; rather the relatively static balance reflects our belief that this revenue source has reached relative maturity. We do not expect significant change in the balance from year-to-year in the near term.

Expenses

Expenses consist of the cost of (1) satellite transmission fees; (2) advertising; (3) programming; (4) compensation expense from the exchange of TOC stock options; and (5) selling, general and administrative expenses.

Total expenses for the year ended December 31, 2005 were $39,614,000, a decrease of $39,879,000 or 50.2%, compared to $79,493,000 for the year ended December 31, 2004. As a percentage of revenues, total expenses were 92.3% and 199.0% in the years ended December 31, 2005 and 2004, respectively. The decrease in expenses was due to the non-recurring charge to compensation expense incurred in September 2004 as a result of the issuance of options to TOC employees with an intrinsic value of $47,983,000 in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own. Otherwise total expenses increased as illustrated when the non-cash, non-recurring compensation expense of $47,983,000 incurred in September 2004 is excluded.

Total expenses, net of the compensation expense from exchange of stock options, increased $8,104,000 or 25.7% for the year ended December 31, 2005. As a percentage of revenues, total expenses, net of compensation expense from the exchange of stock options, were 92.3% and 78.9% in the years ended December 31, 2005 and 2004, respectively.

The increase in expenses was due to several factors, such as increased corporate costs including: (1) amortization of intangible assets; (2) costs associated with compliance with Sarbanes-Oxley Act of 2002; and (3) costs associated with incorporation in Delaware and listing on The Nasdaq National Market, to which we became subject as of September 2004. Those increased costs will continue to be incurred becoming part of our cost of doing business. The increase is also attributable to increased programming and personnel costs, costs associated with the launch of our second channel, Outdoor Channel 2 HD, marketing and promotion costs and other items more fully described as follows.

Satellite transmission fees for the year ended December 31, 2005 were $2,497,000, an increase of $146,000, or 6.2%, compared to $2,351,000 for the year ended December 31, 2004. This increase reflects an additional charge for the back-up satellite capability negotiated with our satellite provider during the fourth quarter of 2004 and a scheduled price increase of $5,000 per month in October 2005.

Advertising expenses for the year ended December 31, 2005 were $7,100,000, an increase of $1,504,000 or 26.9% compared to $5,596,000 for the year ended December 31, 2004. The increase in advertising expenses is principally a result of our increased spending on consumer and trade industry awareness campaigns designed to build demand for The Outdoor Channel and for Outdoor Channel 2 HD. We plan on continuing to spend on these awareness programs, and when expressed as a percentage of revenues, we expect the rate to be closer to the rate experienced in 2005 rather than 2004.

Programming expenses for the year ended December 31, 2005 were $5,604,000, an increase of $3,083,000 or 122.3% compared to $2,521,000 for the year ended December 31, 2004. The increase is principally a result of our decision to launch our second channel, Outdoor Channel 2 HD, on July 1, 2005. In 2005, this channel was programmed with native high definition shows produced almost entirely in-house as opposed to the preponderance of third party production on our standard definition channel. We produced in excess of 40 shows plus numerous specials in-house that aired in the third and fourth quarters of 2005. In some situations, shows that ran in 2005 on only one of our channels are planned to be aired again in 2006, but on our other channel. We aired 16 shows that were internally produced during the third and fourth quarters of 2004.

Our policy is to charge costs of specific shows to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. If the anticipated airing schedule changes, the timing and amount of the charge to expense is adjusted accordingly. Many of these programs began airing on Outdoor Channel 2 HD during the third quarter of 2005 with re-airing in the fourth quarter and, in some situations, re-airing the same programs on The Outdoor Channel in 2006. A substantial portion of the prepaid programming costs has been and will be charged to expense in these quarters. Programming expenses are expected to increase as a percentage of revenue as we pursue our strategy to produce, or acquire, more programming in-house as opposed to selling the air time to third party producers. As a result, we believe we will control more of our programs’ quality, advertising inventory, sponsorship opportunities and the potential to re-package our programming for other uses such as video-on-demand, international licensing and production of DVDs for retail distribution.

Compensation expense from the exchange of stock options for the year ended December 31, 2004 was $47,983,000 and was incurred as a result of the issuance of 3,687,125 options to TOC option holders in accordance with the terms of the acquisition of substantially all of the remaining 17.6% minority interest in TOC we did not already own. This charge is both non-cash and non-recurring.

Selling, general and administrative expenses for the year ended December 31, 2005 were $24,413,000, an increase of $3,371,000 or 16.0% compared to $21,042,000 for the year ended December 31, 2004. As a percentage of revenues, selling, general and administrative expenses were 56.9% and 52.7% in the years ended December 31, 2005 and 2004, respectively.

The increase was primarily due to the increase in the number of employees late in 2004 and early 2005. We opened our New York City advertising sales office with a resultant expense in 2005 that did not exist in the same period a year ago. We have also added an executive to our management team who holds the position of General Counsel. Others have been added in all departments to support our launch of a second channel—Outdoor Channel 2 HD, and to support our increased efforts of producing more of our shows in-house. We also experienced increased travel and related costs associated with our larger advertising sales staff, support of our service providers and the promotion of The Outdoor Channel and Outdoor Channel 2 HD through a stronger presence at trade shows and conferences. Depreciation and small equipment purchases have increased as a result of our activity related to the launch of Outdoor Channel 2 HD. Also included in selling, general and administrative costs is amortization of intangible assets created as part of the acquisition in September 2004 of the remaining minority interest of TOC we did not already own. These expenses did not exist in the first half of 2004. We increased other corporate overhead expenses such as our activity surrounding Sarbanes-Oxley compliance in 2005, fees for our listing on Nasdaq National Market and fees associated with incorporation in the state of Delaware.

We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future both in dollars and when expressed as a percent of revenue as we continue to work to gain increased distribution of both channels including increases from the recognition of subscriber acquisition fee, also referred to as launch support fee, amortization in excess of the related subscriber revenue, corporate spending on Sarbanes-Oxley compliance, fees to maintain our common stock listing and improved communication with our stockholders, among other corporate expenses.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2005 was $3,294,000, an increase of $42,833,000 compared to ($39,539,000) for the year ended December 31, 2004. As a percent of revenues, income (loss) from operations was 7.7% and (99.0%), respectively. As we continue to strive to drive growth of our subscriber base including the planned payment of launch support, and as we further develop our second channel, Outdoor Channel 2 HD, we will incur increased expenses such as programming, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the foreseeable future. There can be no assurance that these strategies will be successful.

As explained above, the non-cash, non-recurring compensation charge of $47,983,000, which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC, accounts for the majority of the loss from operations for the year ended December 31, 2004. If we excluded this charge, loss from operations for the year ended December 31, 2004 would have been income from operations of $8,444,000. As a percentage of revenue this adjusted balance would have been 21.1% for the year ended December 31, 2004.

Other Income, Net

Other income, net for the year ended December 31, 2005 was $898,000, an increase of $783,000 compared to $115,000 for the year ended December 31, 2004. This improvement was primarily due to increased dividends and interest earned on our increased investment in available-for-sale securities and cash and cash equivalent balances that resulted from the sale, on July 1, 2005, of 3,500,000 shares of common stock for net cash proceeds of $43,350,000 plus $2,734,000 from the exercise of stock options during the year ended December 31, 2005.

Income (Loss) Before Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary

Income (loss) before income taxes and minority interest as a percentage of revenues was 9.8% for the year ended December 31, 2005 compared to (98.7%) for the year ended December 31, 2004.

The TOC segment’s income before income taxes and minority interest decreased to $5,906,000 for the year ended December 31, 2005 from $9,954,000 for the year ended December 31, 2004. Expressed as a percentage of revenue, the TOC segment’s income before income taxes and minority interest decreased to 15.7% for the year ended December 31, 2005, compared to 28.8% for the year ended December 31, 2004. The decrease was due mainly to the growth of our programming expenses and increased staff in support of the launch of our second channel, Outdoor Channel 2 HD, increased spending on advertising, personnel and travel/promotional related expenses as well as depreciation expenses related to the deployment of additional equipment.

The Membership Division segment’s income before income taxes and minority interest decreased to $280,000 for the year ended December 31, 2005 from $354,000 for the year ended December 31, 2004. Expressed as a percentage of revenues, the Membership Division segment’s income before income taxes and minority interest decreased to 5.2% for the year ended December 31, 2005 compared to 6.6% for the year ended December 31, 2004. The decrease is principally a result of a 5% increase in payroll and related taxes along with a charge for stock compensation that did not exist in 2004.

Corporate incurred a loss before income taxes and minority interest for the year ended December 31, 2005 amounting to $1,994,000, a decrease of $47,738,000 compared to a loss of $49,732,000 for the year ended December 31, 2004. The expenses allocated to Corporate include: the 2004 non-cash, non-recurring charge of $47,983,000, professional fees such as public relations, accounting and legal fees, amortization of intangibles, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. The increase in the expenses of Corporate, net of the one-time charge in 2004 of $47,983,000, is principally related to accounting services incurred in positioning the Company to be in compliance with the requirements of the Sarbanes-Oxley Act of 2002, taxes associated with being incorporated in Delaware, listing fees of The Nasdaq National Market and amortization of the intangible assets related to the acquisition of the minority interest of TOC.

Income Tax Provision (Benefit)

Income tax provision for the year ended December 31, 2005 was $1,699,000, an increase of $17,645,000 as compared to a benefit of $15,946,000 for the year ended December 31, 2004. The increase was principally due to the Company earning taxable income in 2005 as compared to a loss for 2004. The effective income tax rate was approximately 40.5% and 40.4% for the years ended December 31, 2005 and 2004, respectively.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest for the year ended December 31, 2004 was $682,000. Minority interest was eliminated in September 2004 as a result of our acquisition of the remaining minority interest in TOC we did not already own. Therefore, there was no minority interest for the year ended December 31, 2005.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2005 was $2,493,000, an increase of $26,653,000 compared to ($24,160,000) for the year ended December 31, 2004. The increase was due to the reasons stated above. Excluding the non-cash, non-recurring charge of $47,983,000, net of income tax benefit of $19,098,000, net income for the year ended December 31, 2004 would have been $4,725,000 or 11.8% of revenue.

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2004	2003	$	%	2004	2003
Revenues:
Advertising	$21,817	$16,396	$5,421	33.1%	54.6%	51.7%
Subscriber fees	13,391	10,836	2,555	23.6	33.5	34.2
Membership income	4,746	4,456	290	6.5	11.9	14.1
Total revenues	39,954	31,688	8,266	26.1	100.0	100.0

Expenses:
Satellite transmission fees	2,351	2,423	(72)	(3.0)	5.9	7.6
Advertising	5,596	3,767	1,829	48.6	14.0	11.9
Programming	2,521	1,117	1,404	125.7	6.3	3.5
Non-cash compensation expense from exchange of stock options	47,983	—	47,983	NMF	120.1	—
Selling, general and administrative	21,042	16,754	4,288	25.6	52.7	52.9
Total expenses	79,493	24,061	55,432	230.4	199.0	75.9

Income (loss) from operations	(39,539)	7,627	(47,166)	(618.4)	(99.0)	24.1

Other income, net	115	26	89	342.3	0.3	—

Income (loss) before income taxes and minority interest	(39,424)	7,653	(47,077)	(615.1)	(98.7)	24.1

Income tax provision (benefit)	(15,946)	3,162	(19,108)	(604.3)	(39.9)	10.0

Income (loss) before minority interest	(23,478)	4,491	(27,969)	(622.8)	(58.8)	14.1

Minority interest in net income of consolidated subsidiary	682	897	(215)	(24.0)	1.7	2.8

Net income (loss)	$(24,160)	$3,594	$(27,754)	(772.2)%	(60.5)%	11.3%

NMF — Not Meaningful

Revenues

Total revenues for the year ended December 31, 2004 were $39,954,000, an increase of $8,266,000, or 26.1%, compared to revenues of $31,688,000 for the year ended December 31, 2003. This net increase was the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the year ended December 31, 2004 was $21,817,000, an increase of $5,421,000 or 33.1% compared to $16,396,000 for the year ended December 31, 2003. The increase was due, in part, to our improved ability to demonstrate the value of advertising on The Outdoor Channel to national advertisers. Nielsen reported that we had approximately 24.8 million subscribers for the month of December 2004 compared to 25.7 million for the month of December 2003 a decrease of 0.9 million or 3.5%. (Nielsen revises this estimate each month and for March 2005, Nielsen reported that we had approximately 24.4 million subscribers). Having Nielsen ratings and demographic data enabled us to better utilize our inventory of available advertising time and increase our effective rates realized on our advertising time on The Outdoor Channel. Further, as demand for our air time increased, we negotiated higher fees from third party programmers that purchase advertising time in connection with the airing of their programs on The Outdoor Channel.

Subscriber fees for the year ended December 31, 2004 were $13,391,000, an increase of $2,555,000 or 23.6% compared to $10,836,000 for the year ended December 31, 2003. The increase was primarily due to an increased number of paying subscribers as we increased the number of service providers carrying The Outdoor Channel from approximately 5,400 at the end of 2003 to 5,700 at 2004 year end; contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel; the beginning of payments late in 2003 from certain carriers who had previously received The Outdoor Channel without charge; and the increasing penetration of The Outdoor Channel on existing distributors such as National Cable Television Cooperative (“NCTC”), DIRECTV, Comcast, DISH Network and Charter.

Membership income for the year ended December 31, 2004 was $4,746,000, an increase of $290,000 or 6.5% compared to $4,456,000 for the year ended December 31, 2003. The increase in membership income was driven by increased attendance at our gold expositions and greater participation in our annual expedition to Cripple River, Alaska in 2004 compared to 2003.

Expenses

Expenses consist of the cost of (1) satellite transmission fees; (2) advertising and programming; (3) compensation expense from the exchange of TOC stock options; and (4) selling, general and administrative expenses.

Total expenses for the year ended December 31, 2004 were $79,493,000, an increase of $55,432,000, or 230.4%, compared to $24,061,000 for the year ended December 31, 2003. As a percentage of revenues, total expenses were 209.6% and 75.9% in the years ended December 31, 2004 and 2003, respectively. The increase in expenses was due to several factors, but is principally driven by the non-cash, non-recurring compensation expense incurred by the issuance of options in connection with the TOC merger with an intrinsic value of $47,983,000 in accordance with the terms of the acquisition by Outdoor Channel Holdings of the remaining 17.6% minority interest in TOC it did not already own.

Satellite transmission fees for the year ended December 31, 2004 were $2,351,000, a decrease of $72,000, or 3%, compared to $2,423,000 for the year ended December 31, 2003. This relatively static comparison reflects the substantially fixed nature of our contracts for these services and a negotiated price decrease in the contract.

Advertising expense for the year ended December 31, 2004 was $5,596,000, an increase of $1,829,000 or 48.6% compared to $3,767,000 for the year ended December 31, 2003. The increase in advertising expense is principally a result of our increased spending on consumer and trade industry awareness campaigns to build demand for The Outdoor Channel. Advertising expenses are expected to increase as a percentage of revenue as we pursue our strategy to launch a second channel and to build awareness of our programming.

Programming expense for the year ended December 31, 2004 was $2,521,000, an increase of $1,404,000 or 125.7% compared to $1,117,000 for the year ended December 31, 2003. The increase in programming expense is principally a result of our decision to produce more of our programming in-house as opposed to selling the air time to third party producers. Our goal is to generate increased margin dollars by producing programming in-house and retaining the advertising inventory. Our costs will increase as a result but we not only expect to generate more margin dollars but retain control of our programming for re-purposing, quality control and other reasons.

Compensation expense from the exchange of stock options for the year ended December 31, 2004 was $47,983,000 and was incurred as a result of the issuance of 4,012,125 options to TOC option holders in accordance with the terms of the acquisition by Outdoor Channel Holdings of all of the minority interest in TOC it did not already own.

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

Income (Loss) From Operations

Income (loss) from operations for the year ended December 31, 2004 was ($39,539,000), a decrease of $47,166,000 compared to $7,627,000 for the year ended December 31, 2003. As a percentage of revenues, income (loss) from operations was (99.0%) and 24.1% for the year ended December 31, 2004 and 2003, respectively. If the effect of the non-cash, non-recurring compensation expense of $47,983,000 related to the assumption of TOC stock options is excluded, income from operations for 2004 would have been $8,444,000, an increase of $817,000 or 10.7% compared to income from operations for 2003. Income from operations as adjusted for the non-cash, non-recurring expense of $47,983,000 grew at a slower pace than revenue during 2004 reflecting our investment in subscriber acquisition programs, increased in-house programming and receivers for our service providers.

Other Income, Net

Other income, net for the year ended December 31, 2004 was $115,000, an increase of $89,000 compared to $26,000 for the year ended December 31, 2003. This improvement was primarily due to the retirement of our debt to stockholders during 2003, resulting in less interest expense complemented by the interest earned on increased cash balances.

Income (Loss) Before Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary

Income (loss) before income taxes and minority interest decreased significantly as a percentage of revenues to (98.7%) for the year ended December 31, 2004 compared to 24.1% for the year ended December 31, 2003.

The TOC segment’s income before income taxes and minority interest increased to $9,954,000 for the year ended December 31, 2004 from $9,315,000 for the year ended December 31, 2003. Expressed as a percentage of revenue, the TOC segment’s income before income taxes and minority interest decreased to 28.8% for the year ended December 31, 2004, compared to 34.7% for the year ended December 31, 2003. The decrease was due mainly to the implementation in 2004 of our digital receiver program; the growth of our advertising and programming expenses in the third quarter of 2004; and increases in personnel expenses resulting from the increase in the average number of TOC employees in 2004 compared to 2003.

The Membership Division segment’s income (loss) before income taxes and minority interest increased to $354,000 for the year ended December 31, 2004 from a loss of $619,000 for the year ended December 31, 2003. Expressed as a percentage of revenues, the Membership Division segment’s income before income taxes and minority interest improved to 6.6% for the year ended December 31, 2004 compared to a loss of 12.8% for the year ended December 31, 2003. The increase principally reflects a concerted effort to control costs and make adjustments in our marketing and advertising that yielded increased sales, particularly as it relates to our expedition to Cripple River, Alaska, while spending less on selling, general and administrative expenses.

Corporate’s loss before income taxes and minority interest for the year ended December 31, 2004 was $49,732 ,000, an increase of $48,689,000 compared to the loss of $1,043,000 for the year ended December 31, 2003. The expenses allocated to this unit include: the non-cash, non-recurring compensation expense of $47,983,000 in the third quarter of 2004 which resulted from the issuance of options in connection with the acquisition of the minority interest in TOC, professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. The increase in the expenses of the corporate unit is principally related to costs associated with the acquisition of the minority interest in TOC, legal fees resulting from corporate restructuring including our listing on The Nasdaq National Market and various securities filings fees.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the year ended December 31, 2004 was a benefit of $15,946,000, a change of $19,108,000 as compared to a $3,162,000 expense for the year ended December 31, 2003. The significant decrease was due to the Company recognizing an income tax benefit of $19,098,000 arising from a non-cash, non-recurring compensation expense charge of $47,983,000 which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC. The effective income tax rate was approximately 40.4% and 41.3% for the years ended December 31, 2004 and 2003, respectively.

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

Net Income (Loss)

Net income (loss) for the year ended December 31, 2004 was ($24,160,000) a change of $27,754,000 compared to $3,594,000 for the year ended December 31, 2003. As a percentage of revenues, net income (loss) was (60.5%) and 11.3% for the years ended December 31, 2004 and 2003, respectively. If the non-cash, non-recurring compensation expense of $47,983,000 and the corresponding income tax benefit of $19,098,000 incurred as a result of our acquisition of the minority interest in TOC described above is excluded, net income for the year ended December 31, 2004 would have been $4,725,000 or 11.8% of sales.

Liquidity and Capital Resources

We generated $2,882,000 of cash in our operating activities in the year ended December 31, 2005, compared to $8,045,000 in the year ended December 31, 2004 and had cash and cash equivalent balance of $18,276,000 at December 31, 2005, an increase of $5,171,000 from the balance of $13,105,000 at December 31, 2004.  We also had short-term investments classified as available-for-sale securities of $38,830 at December 31, 2005 compared to only $741 at December 31, 2004.  The investments at December 31, 2005 were comprised almost entirely of auction rate securities with interest rates that generally reset every 28 days.  The auction rate securities have long-term maturity dates and provide us with enhanced yields.  We believe we have the ability to quickly liquidate them at their original cost although there is no guaranty we would be able to do so.  Net working capital increased to $66,183,000 at December 31, 2005, compared to $17,042,000 at December 31, 2004.

Net cash used in investing activities was $48,661,000 in the year ended December 31, 2005 compared to $3,312,000 for the year ended December 31, 2004. The increase in cash used in investing activities was related to the purchase of (i) short-term auction rate securities and (ii) capital expenditures on “construction in progress” and equipment related to the build-out of our new broadcast facility as further discussed below. Additional capital expenditures were to build our inventory of HD cameras and editing equipment used to support our increased efforts to produce more of our programming in-house as opposed to licensing such programming from third parties.

Cash provided by financing activities in the year ended December 31, 2005 was $50,950,000 compared to $1,158,000 for the year ended December 31, 2004. The cash provided by financing activities in 2005 was primarily from the completion, on July 1, 2005, of a public offering of our common stock, whereby we sold 3,500,000 shares of common stock and received net proceeds of $43,350,000. In addition, certain selling stockholders exercised options to buy 1,688,000 shares of common stock which were resold in the public offering. On July 13, 2005, the underwriters exercised their over-allotment option granted by certain selling stockholders and purchased an additional 442,000 shares of common stock. The shares sold by the selling stockholders were purchased immediately before the sale through the exercise of options they held to buy common shares from the Company. The Company received $2,168,000 in the aggregate from the exercise of these options. Also in 2005, the Company received cash proceeds of approximately $566,000 from the exercise of other options for the purchase of 318,000 shares of common stock. The cash provided by financing activities in 2004 was primarily a result of the exercise of employee and service provider stock options from our 1995 incentive stock option plan. Also, we generated an aggregate of $4,950,000 from the issuance of long-term debt related to the financing of the acquisition and improvement of our new broadcasting facility as well as the purchase of equipment for this facility.

The net proceeds from the public offering are intended to be used to expand our marketing and sales efforts to increase the number of subscribers to The Outdoor Channel, the purchase of programming from third parties, increased internal production of programming and for general corporate purposes.

On November 2, 2005, we renewed our revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 7, 2007 and increasing the total amount which can be drawn upon under the revolver from $5,000,000 to $8,000,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of our assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision. As of December 31, 2005 and as of the date of this report, we did not have any amounts outstanding under this credit facility.

Driven by a need to increase office space, we reassessed our facilities including floor space utilization, master control equipment, uplink equipment, and other needs during the year ended December 31, 2004. On February 22, 2005, we announced our intention to purchase a 28,000 square foot building in Temecula, California for approximately $2.6 million. We completed the purchase during the third quarter of 2005. We are in the process of completing improvements to this building, including the mezzanine floor which will add approximately 8,000 square feet, which is planned to house our broadcast facility including our master control, our uplink satellite dish and various programming personnel. We currently estimate that aggregate capital expenditures to complete the build-out including updated equipment could exceed $8 million. As of December 31, 2005, we have spent approximately $4.9 million on such upgrades.

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

On November 2, 2005, we obtained a $3,000,000, five year fully amortizing term loan. This loan carries a variable interest rate of LIBOR plus 1.35%. This term loan is secured by the same assets as the revolver and contains customary financial and other covenants and restrictions including a change of control provision. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this term loan at 6.35%.

As of December 31, 2005, we had sufficient cash on hand and had been generating sufficient cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand, various notes, including the revolver at December 31, 2005, and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least March 1, 2007. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us or our stockholders.

A summary of our contractual obligations as of December 31, 2005 (In thousands):

Contractual Obligations	Total	Less than 1 year	Over 1 year Less than 3 years	Over 3 years Less than 5 years	After 5 years

Capital lease obligations	$9	$9	$—	$—	$—
Long-term debt obligations	4,892	699	1,397	1,242	1,554
Operating lease obligations	13,935	2,703	4,926	4,206	2,100
Standby letter of credit	140	—	—	—	140
Purchase obligations	15,597	10,376	5,221	—	—
Other long-term liabilities	37	37	—	—	—

Total	$34,610	$13,824	$11,544	$5,448	$3,794

Long-term debt obligations are the new loans entered into as described above, to finance the purchase and build-out including equipment of our new broadcast facility.  Operating lease obligations principally relate to commitments for delivery of our signal via satellite.  Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotion including magazine advertisements, talent agreements and sponsorship of a race car in the Nascar Busch series.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005 and 2004, our investment portfolio included fixed-income securities of $38,830,000 and $741,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of December 31, 2005 and as of the date of this report, we had aggregate outstanding borrowings of approximately $4,901,000 and $4,717,000 (unaudited), respectively. The rates of interest on our currently outstanding debt are fixed while the rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I N D E X

* * *

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outdoor Channel Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outdoor Channel Holdings, Inc., and subsidiaries as of December 31, 2005 and 2004, and their results of operations and cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Outdoor Channel Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ J.H. Cohn LLP

San Diego, California

March 9, 2006

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2005 and 2004

(In thousands, except per share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$18,276	$13,105
Investment in available-for-sale securities	38,830	741
Accounts receivable, net of allowance for doubtful accounts of $275 and $207	5,320	4,848
Income tax refund receivable	3,843	2,291
Deferred tax assets, net	1,015	—
Prepaid programming costs	2,381	606
Other current assets	689	135
Total current assets	70,354	21,726

Property, plant and equipment at cost, net:
Membership division	3,526	3,527
Outdoor Channel equipment and improvements	12,097	3,199
Property, plant and equipment, net	15,623	6,726
Amortizable intangible assets	1,380	1,939
Goodwill	44,457	44,457
Other non-amortizable intangible assets	10,573	10,573
Deferred tax assets, net	9,230	14,074
Deposits and other assets	605	174
Totals	$152,222	$99,669

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,864	$3,705
Accrued severance payments	18	28
Current portion of long-term debt and capital lease obligations	708	26
Deferred tax liabilities, net	—	494
Current portion of deferred revenue	422	370
Customer deposits	159	61
Total current liabilities	4,171	4,684

Accrued severance payments, net of current portion	16	37
Long-term debt and capital lease obligations, net of current portion	4,193	9
Deferred revenue, net of current portion	1,271	1,145
Derivative instruments	72	—
Deferred satellite rent obligations	295	312
Total liabilities	10,018	6,187

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 24,409 and 18,394 shares issued and outstanding	24	18
Additional paid-in capital	158,700	111,912
Deferred compensation	(1,520)	(1,034)
Accumulated other comprehensive income(loss):
Net unrealized losses on derivative instruments	(72)	—
Net unrealized gains on available-for-sale securities	36	43
Total accumulated other comprehensive income (loss)	(36)	43
Accumulated deficit	(14,964)	(17,457)
Total stockholders’ equity	142,204	93,482
Totals	$152,222	$99,669

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For The Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	2005	2004	2003
Revenues:
Advertising	$22,769	$21,817	$16,396
Subscriber fees	15,432	13,391	10,836
Membership income	4,707	4,746	4,456

Total revenues	42,908	39,954	31,688

Expenses:
Satellite transmission fees	2,497	2,351	2,423
Advertising	7,100	5,596	3,767
Programming	5,604	2,521	1,117
Non-cash compensation expense from exchange of stock options	—	47,983	—
Selling, general and administrative	24,413	21,042	16,754

Total expenses	39,614	79,493	24,061

Income (loss) from operations	3,294	(39,539)	7,627

Interest expense	(45)	(5)	(42)
Other income	943	120	68

Income (loss) before income taxes and minority interest	4,192	(39,424)	7,653

Income tax provision (benefit)	1,699	(15,946)	3,162

Income (loss) before minority interest	2,493	(23,478)	4,491

Minority interest in net income of consolidated subsidiary	—	682	897

Net income (loss)	$2,493	$(24,160)	$3,594

Earnings (loss) per common share:
Basic	$0.12	$(1.51)	$0.26
Diluted	$0.10	$(1.51)	$0.19

Weighted average number of common shares outstanding:
Basic	21,423	15,998	13,824
Diluted	24,732	15,998	14,768

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Common Stock		Common Stock Subscriptions	Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Stock	Capital	Compensation	(Loss)	Deficit)	Total
Balance, January 1, 2003	5,369	$107	$(262)	$(400)	$3,604	$—	$4	$3,109	$6,162

Comprehensive Income:
Net income								3,594	3,594
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $20							30		30
Total comprehensive income									3,624

Subscriptions receivable paid through provision of services and in cash			232						232

Tax benefit from exercise of non-qualified stock options and deferred compensation					2,064				2,064

Common stock issued upon exercise of stock options for cash, provision of services and offset of notes payable	384	8			928				936

Common stock issued to former officer/director for payment of deferred compensation	134	3			172				175

Balance, December 31, 2003	5,887	$118	$(30)	$(400)	$6,768	$—	$34	$6,703	$13,193

	Common Stock		Common Stock Subscriptions	Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Stock	Capital	Compensation	(Loss)	Deficit)	Total
Balance, December 31, 2003	5,887	$118	$(30)	$(400)	$6,768	$—	$34	$6,703	$13,193

Comprehensive Income:								(24,160)	(24,160)
Net loss
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $4							9		9
Total comprehensive income									(24,151)

Effect of 5 for 2 split and change in par value	8,830	(103)			103				—

Common stock issued upon exercise of stock options	723				1,285				1,285

Stock subscriptions paid			30						30

Issuance of restricted stock to employees for services to be rendered	75				1,043	(1,043)			—

Amortization of deferred compensation						9			9

Stock exchanged for stock of subsidiary	3,070	3			54,100				54,103

Effect of exchange of stock options for stock options of subsidiary					47,983				47,983

Tax benefit from exercise of stock options					1,030				1,030

Retirement of treasury stock	(191)			400	(400)				—

Balance, December 31, 2004	18,394	$18	$—	$—	$111,912	$(1,034)	$43	$(17,457)	$93,482

	Common Stock		Common Stock Subscriptions	Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Stock	Capital	Compensation	(Loss)	Deficit)	Total
Balance, December 31, 2004	18,394	$18	$—	$—	$111,912	$(1,034)	$43	$(17,457)	$93,482

Comprehensive Income:
Net income								2,493	2,493
Effect of change in fair value of available-for-sale securities, net of deferred taxes of ($7)							(7)		(7)
Impact of cash flow hedge							(72)		(72)
Total comprehensive income									2,414

Common stock issued upon exercise of stock options	2,448	2			2,732				2,734

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	67				861	(861)			—

Common stock issued upon sale to public, net of offering costs of $1,066	3,500	4			43,346				43,350

Amortization of deferred compensation						375			375

Change in estimate of tax benefit from exercise of stock options					(1,027)				(1,027)

Tax benefit from exercise of stock options					868				868

Tax benefit from vesting of restricted stock					8				8

Balance, December 31, 2005	24,409	$24	$—	$—	$158,700	$(1,520)	$(36)	$(14,964)	$142,204

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Operating activities:
Net income (loss)	$2,493	$(24,160)	$3,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,234	1,259	880
Provision for doubtful accounts	214	164	327
Costs of services offset against subscription receivable	—	—	251
Realized gain on sale of available-for-sale securities	—	(34)	(13)
Minority interest in net income of consolidated subsidiary	—	682	897
Tax benefit from exercise of stock options and issuance of shares to pay deferred compensation	—	1,030	2,064
Deferred tax provision (benefit), net	3,190	(17,619)	70
Compensation expense from exchange of stock options	—	47,983	—
Amortization of deferred compensation	375	9	—
Changes in operating assets and liabilities:
Accounts receivable	(686)	(1,215)	(1,651)
Income tax refund receivable	(1,552)	(1,126)	—
Prepaid programming costs	(1,775)	(606)	—
Other current assets	(554)	314	(1,514)
Deposits and other assets	(444)	(133)	155
Accounts payable and accrued expenses	(841)	1,914	874
Customer deposits	98	61	—
Accrued severance payments	(31)	(291)	—
Deferred revenue	178	(119)	324
Deferred satellite rent obligations	(17)	(68)	(68)
Net cash provided by operating activities	2,882	8,045	6,190

Investing activities:
Purchases of property, plant and equipment	(10,559)	(2,549)	(1,924)
Purchases of available-for-sale securities	(64,652)	(255)	(443)
Proceeds from sale of available-for-sale securities	26,550	85	36
Costs related to acquisition of minority interest	—	(593)	—
Proceeds from notes receivable	—	—	36
Net cash used in investing activities	(48,661)	(3,312)	(2,295)

Financing activities:
Net payments of stockholder loans	—	—	(15)
Principal payments on long-term debt and capital leases	(84)	(157)	(182)
Proceeds from issuance of long-term debt	4,950
Proceeds from exercise of stock options	2,734	1,285	268
Proceeds from common stock subscriptions receivable	—	30	—
Proceeds from the sale of common stock, net of offering costs	43,350	—	—
Net cash provided by financing activities	50,950	1,158	71

Net increase in cash and cash equivalents	5,171	5,891	3,966

Cash and cash equivalents, beginning of year	13,105	7,214	3,248

Cash and cash equivalents, end of year	$18,276	$13,105	$7,214

	2005	2004	2003
Supplemental disclosure of cash flow information:

Interest paid	$45	$5	$42

Income taxes paid	$123	$1,139	$2,083

Supplemental disclosures of non-cash investing and financing activities:

Issuance of restricted stock to employees for services rendered	$861	$1,043	$—

Retirement of treasury stock	$—	$400	$—

Fair value of common stock issued to acquire minority interest in subsidiary	$—	$49,853	$—

Effect of net increase in fair value of available-for-sale securities, net of deferred taxes	$(7)	$9	$30

Exchange of stock options for non-employee stock options of subsidiary	$—	$4,250	$—

Note receivable from stockholder offset against accrued bonus	$—	$—	$45

Receivable from exercise of stock options offset against loan from stockholders	$—	$—	$623

Common stock issued to former officer/director for payment of deferred compensation	$—	$—	$175

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1 - Organization and Business

Description of Operations

Outdoor Channel Holdings, Inc. or “Outdoor Channel Holdings,” is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a combined entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. The Company acquired the remaining 17.6% minority interest in our subsidiary, The Outdoor Channel, Inc. (“TOC”), which it did not previously hold, on September 8, 2004. TOC operates The Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. TOC also operates Outdoor Channel 2 HD, which also is a national television network with similar programming as TOC’s but is produced utilizing high definition technology.

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

Outdoor Channel Holdings also wholly-owns 43455 BPD, LLC which owns the building housing our broadcast facility.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Outdoor Channel Holdings and its subsidiaries, Gold Prospector’s Association of America, Inc., Lost Dutchman’s, 43455 BPD, LLC, GPAA and TOC. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions. We believe that our estimates, judgments and assumptions made when accounting for items and matters such as customer retention patterns, allowance for bad debts, useful lives of assets, asset valuations including cash flow projections, recoverability of assets, potential unasserted claims under contractual obligations, income taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and reported amount of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

Cash and Cash Equivalents

We consider all highly-liquid investments with maturities of three months or less when acquired to be cash equivalents.

Subscriber Acquisition Fees

Subscriber acquisition fees are paid to obtain carriage on certain pay television distributors’ systems. Under certain of these agreements with pay television distributors, TOC is obligated to pay subscriber acquisition fees to the pay television distributors if they meet defined criteria for the provision of additional carriage for The Outdoor Channel on the pay television distributors’ systems. Such costs are accrued when TOC receives verification that the distributors have met the contractual criteria and have provided the additional carriage.

Subscriber Acquisition Fees (concluded)

Subscriber acquisition fees are amortized over the contractual period that the pay television distributor is required to carry the newly acquired TOC subscriber as a reduction of the subscriber fee revenue the pay television distributor is obligated to pay us. If the amortization expense exceeds the subscriber fee revenue recognized on a per distributor basis, the excess amortization is included as a component of selling, general and administrative expenses.  We assess the recoverability of these costs periodically by comparing the net carrying amount of the subscriber acquisition fees to the estimates of future subscriber fees and advertising revenues. We also assess the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

Prepaid Programming Costs

We produce a portion of the programming we air on our channels in-house as opposed to acquiring the programming from third party producers. The cost of production is expensed when the show airs. As such, at year-end we have incurred costs for programming that is yet to air. These costs are accumulated on the balance sheet as “Prepaid programming costs.” Costs of specific shows will be charged to programming expense based on anticipated airings, when the program airs and the related advertising revenue is recognized.

Property and Equipment

Property and equipment are stated at historical cost. Depreciation of equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from 5 to 15 years.

Amortizable Intangible Assets

Costs of customer relationships acquired in the Company’s acquisition of the minority interest in TOC are being amortized over a period of either 3 or 4 years. TOC has the exclusive right to the trademark The Outdoor Channel. The costs of acquiring the trademark are being amortized on a straight-line basis over an estimated useful life of 15 years.

Impairment of Certain Long-Lived Assets

The impairment of long-lived assets with finite lives such as property and equipment, customer relationships and trademarks, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. We did not record any charges for the impairment of long-lived assets in 2005, 2004 or 2003.

Goodwill and Other Intangible Assets not Subject to Amortization

Goodwill represents the excess of cost over the fair value of net assets of an acquired business. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is deemed to have an indefinite life and is not subject to amortization over an estimated finite useful life but is tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

Impairment is assessed at the “reporting unit” level by applying a fair value-based test. A reporting unit is defined as the same as, or one level below the operating segment level as described in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under the two-step approach, the carrying amount of the reporting unit is compared with its fair value. If the carrying amount of the reporting unit exceeds its fair value, the “implied” fair value (as defined in SFAS 142) of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

The cost allocated to the acquisition of multiple system operator relationships is an intangible asset that is also deemed to have an indefinite life and, accordingly, is not subject to amortization under SFAS 142. We are required to evaluate the remaining useful life of these relationships each reporting period to determine whether circumstances continue to support an indefinite useful life. If we determine the life is no longer indefinite, we will begin to amortize the costs of these multiple system operator relationships over their remaining lives. In addition, such costs shall be tested for impairment annually or more frequently if circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. As required by SFAS 142, we completed our annual impairment tests for goodwill and other assets not subject to amortization at the end of 2005 and 2004 (we had no assets subject to such testing at the end of 2003) and determined that there was no impairment.

Derivative Instruments and Certain Hedging Activity

We account for derivatives and hedging activity under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Certain Hedging Activities” and Statement of Financial Accounting Standards No. 138 (“SFAS 138”) “Accounting for Derivative Instruments and Certain Hedging Activity, an amendment of SFAS No. 133.”  All derivatives are recognized on the balance sheet at their fair value.  On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow hedge”).  We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the balance sheet.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

Advertising

We expense the cost of advertising and promotions as incurred.

Revenue Recognition

We generate revenues from sales of television and print advertising, from cable and satellite subscriber fees, from membership fees and from sales of related products and services.

TOC’s advertising revenues are recognized when the advertisement is aired and the collectibility of fees is reasonably assured. Advertising revenues from advertisements in our bi-monthly magazine are recognized when the magazine is distributed. Subscriber fees for The Outdoor Channel are recognized in the period the programming is aired by the distributor.

Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

Lost Dutchman’s memberships are contractual arrangements that provide members with prospecting and mineral rights and the use of land and facilities for camping and recreational vehicle parking. Lost Dutchman’s memberships sold by the Company generally have payment terms that provide for a down payment and monthly installments and are non-interest bearing and unsecured. Revenues are generally recognized on a straight-line basis over the estimated average life (7 years) of the Lost Dutchman’s membership. We sell GPAA memberships for one to four years and it also offers a GPAA lifetime membership (“Gold Life”). The majority of the memberships are for one year. Multi-year GPAA membership revenues are recognized on a straight-line basis over the life of a membership or an estimated life of 15 years for a lifetime membership. Merchandise sales for GPAA are recognized as sales when the product is shipped and collection of the receivable is probable. Merchandise sales for GPAA are included in the “Membership income” revenue category.

We do not record any receivables arising under these contracts or memberships. Accordingly, revenues recognized do not exceed the total of the cash payments received and cash received in excess of revenue earned is recorded as deferred revenue. Revenues from the expeditions are recognized when they are taken in June through August each year. Revenues from outings and gold expositions are recognized at the time of the event.

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and trade publications regarding the financial health of our larger customers and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial condition of any of our customers deteriorated or improved, whether due to customer specific or general economic conditions, we make appropriate adjustments to the allowance.

Income Taxes

We account for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax benefits arising from the exercise of stock options and the issuance of common shares to pay deferred compensation are recorded as additional paid-in capital in the period the benefits are earned or realized.

Earnings (Loss) Per Share

Effective September 15, 2004, we effected a 5 for 2 split of our common stock in connection with our reincorporation in Delaware. All share and per share data has been adjusted where appropriate to reflect this stock split. In addition, the par value of our common stock was changed from $0.02 to $0.001 per share.

We have presented “basic” and “diluted” earnings (loss) per common share in the accompanying consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company were issued during the period if any such issuances would have had a dilutive effect.

The computation of diluted earnings per share takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of the outstanding stock options of the Company for the years ended December 31, 2005 and 2003, adjusted for the application of the treasury stock method. The computation of diluted loss per common share for the year ended December 31, 2004 does not take into account either (i) the outstanding stock options of the Company because the effect of their assumed exercise would be anti-dilutive; or (ii) the increase in the net loss attributable to the increase in minority interest in the net income of TOC that results from the assumed exercise of all of TOC’s outstanding stock options prior to the exchange of those options for our options on September 8, 2004 because the effects of the assumed exercise of TOC stock options were not material. The computation of diluted earnings per share for 2003 takes into account the reduction in net income applicable to common stock attributable to the increase in the minority interest (from approximately 13% to 33%) in the net income of TOC that results from the assumed exercise of its outstanding stock options.  The greatest number of shares potentially issuable by us upon the exercise of stock options in any quarter during 2005, 2004 and 2003 that was not reflected in the weighted average number of common shares used in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive totaled 965, 5,630 and 725, respectively.

The following table summarizes the calculation of the weighted average common shares outstanding for basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Numerators:
Net income (loss) —basic	$2,493	$(24,160)	$3,594
Deduct increase in minority interest attributable to assumed exercise of dilutive stock options of TOC (see Note 11)	—	—	(777)
Net income (loss) — diluted	$2,493	$(24,160)	$2,817

Denominators:
Weighted average common shares outstanding—basic	21,423	15,998	13,824

Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	3,309	—	944
Diluted weighted average common shares outstanding —diluted	24,732	15,998	14,768

Treasury Stock

We adopted the treasury stock method in accounting for TOC’s investment in Outdoor Channel Holdings. This was in accordance with ARB No. 51 “Consolidated Financial Statements”, which provides that in consolidation the cost of an investment in a parent’s common stock is treated as a cost of treasury shares. The weighted average number of common shares outstanding was adjusted to reflect TOC’s minority stockholders’ ownership percentage of treasury shares.

Subsequent to the acquisition of the minority interest in TOC, all common shares of Outdoor Channel Holdings owned by TOC were retired.

Stock Options

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially. We have elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, we are required by SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied.

Our historical net income (loss) and earnings (loss) per common share and pro forma net income (loss) and pro forma earnings (loss) per common share assuming compensation cost had been determined for 2005, 2004 and 2003 based on the fair value at the grant date for all awards by us, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123, and amortized ratably over the vesting period are set forth below:

	2005	2004	2003
Net income (loss):
As reported	$2,493	$(24,160)	$3,594
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects*	—	28,885	—
Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects*	(1,729)	(2,623)	(311)

Pro forma – basic and diluted	$764	$2,102	$3,283

Basic earnings (loss) per share:
As reported	$0.12	$(1.51)	$0.26
Pro forma	$0.04	$0.13	$0.24
Diluted earnings (loss) per common share:
As reported	$0.10	$(1.51)	$0.19
Pro forma	$0.03	$0.13	$0.17

*See Note 3

As a result of amendments of SFAS 123, we will be required to charge the fair value of all employee stock options as of the date of grant to expense over the vesting period beginning with our fiscal quarter ending March 31, 2006. We expect the adoption of SFAS 123 (R) will require us to record additional compensation expense which could have a material adverse impact on our historical financial statements in periods subsequent to adoption.

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model.

Additional Required Pro Forma Disclosures Related to Employee Stock Options

The fair value of each option granted by us in 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.7 - 4.2%	1.7 - 4.2%	2.3 - 3.3%
Dividend yield	0%	0%	0%
Expected life of the option	3.8 - 5.1 yrs.	3 mos. - 10 yrs.	5 - 10 yrs.
Volatility factor	37.7%	41.7 – 79.0%	77.0%

Sale or Issuance of Stock by Subsidiary

We recognize non-operating gains from sales or issuances of common stock by our subsidiaries directly to third parties where the Company’s ownership percentage in the subsidiaries is reduced by the issuance of such stock and the amount received per share is more than the Company’s carrying amount per share.

Investments

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, our investments in marketable debt and equity securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from net income and reported, net of applicable income taxes, in other comprehensive income. Accumulated net unrealized holding gains and losses are included at the end of each year in accumulated other comprehensive income which is a separate component of stockholders’ equity.

Reclassifications

Certain amounts in the 2003 and 2004 consolidated financial statements have been reclassified to conform to the 2005 presentations.

Note 3 — Acquisition of Minority Interest in The Outdoor Channel, Inc.

On September 8, 2004, we announced the completion of the acquisition of the remaining 17.6% minority interest in TOC by Outdoor Channel Holdings through (i) the merger of TOC with a newly-formed, wholly-owned subsidiary of Outdoor Channel Holdings, with TOC being the surviving corporation, and (ii) the exchange of each share of TOC common stock not previously held by Outdoor Channel Holdings or its subsidiaries for 0.65 shares of Outdoor Channel Holdings’ common stock. In addition, each outstanding option to purchase one share of TOC common stock was exchanged for an option to purchase 0.65 shares of Outdoor Channel Holdings’ common stock.

Based on the exchange ratio, the 5 for 2 split as explained in Note 2 and the capitalization of TOC, Outdoor Channel Holdings issued 3,070 shares of our common stock as well as options to purchase 4,012 additional shares on September 8, 2004.

As previously disclosed by us, in October 2004, we received notice from a TOC stockholder that the stockholder was exercising dissenters’ rights with respect to 144 previously outstanding TOC common shares. The dissenter submitted a written demand that TOC repurchase the dissenter’s shares. On March 8, 2005, the dissenter withdrew this demand and accepted 233 common shares of the Company in exchange for his 144 common shares of TOC. The number of shares exchanged reflects the exchange ratio. For accounting purposes, the dissenter’s shares have been deemed to have been exchanged as of September 8, 2004 and the cost of those shares has been recorded as additional goodwill as shown below.

The acquisition of all of the 17.6% minority interest in TOC was accounted for using the purchase method of accounting. The cost of acquiring the minority interest included the aggregate fair value of the common shares of Outdoor Channel Holdings issued in exchange for common shares of TOC and certain other direct costs. The acquisition cost was allocated based on the fair value of the assets of TOC that were acquired and liabilities that were assumed, including intangible assets that arose from contractual or other legal rights or met certain other recognition criteria that underlie the approximate 17.6% minority interest that was acquired. The excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired was allocated to goodwill. In addition, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” the tax effects of the intangible assets have been treated as additional consideration. This additional consideration has also been allocated to goodwill.

The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $54,985 based on the issuance at the closing of 3,070 shares of Outdoor Channel Holdings’ common stock (including the former dissenter’s shares) and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition plus the assumption of 325 fully-vested options held by a former employee of TOC with an intrinsic value of $4,250 plus certain other costs including income tax effects. Based on the analysis of the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs of $54,985 were allocated primarily to intangible assets as follows:

		Estimated
	Allocation	Useful Life

Multiple system operators relationships	$10,573	Indefinite
Advertising customer relationships:
Short form	1,351	4 years
Long form	621	3 years

Total identifiable intangible assets	12,545
Goodwill	44,457	Indefinite
Deferred tax liability associated with intangible assets	(5,001)
Minority interest in subsidiary	2,984

Aggregate purchase price	$54,985

The exchange of vested options by Outdoor Channel Holdings for vested options of TOC resulted in a charge to operations in the consolidated statement of operations on September 8, 2004 equal to the intrinsic value of the options issued on that date and a credit for the related income tax benefit. Outdoor Channel Holdings issued fully-vested options to purchase 3,687 shares in exchange for fully-vested options held by employees of TOC on September 8, 2004. On that day, the market price of one share of common stock of Outdoor Channel Holdings was $14.00. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $47,983 and recognized an income tax benefit of $19,098 or a net charge of $28,885.

Summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of the respective years ended December 31, 2004 and 2003 follows:

	For the Years Ended
	December 31,
	2004	2003

Net revenues	$39,954	$31,688
Net income	$4,862	$3,946
Earnings per share:
Basic	$0.27	$0.23
Diluted	$0.22	$0.19

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

Note 4 - Revenue To Be Earned Upon Collection

As of December 31, 2005, the approximate scheduled payments to be recognized as revenue, assuming such amounts are collected in future years from existing Lost Dutchman’s sales contracts, are as follows:

Years Ending December 31,	Amount
2006	$2,542
2007	1,929
2008	1,774
2009	1,219
2010	731
Thereafter	239
Total	$8,434

Note 5 – Subscriber Acquisition Fees

Subscriber acquisition fees, which are included in other assets as of December 31, 2005, are comprised of the following:

Subscriber acquisition fees, at cost	$407
Accumulated amortization	(13)
Subscriber acquisition fees, net	$394

Of the net balance at December 31, 2005, we expect $340 will be recognized as a reduction of subscriber fee revenue and $54 will be recognized as subscriber acquisition fee amortization expense in future periods. For the year ended December 31, 2005, $12 was charged to revenue and $1 was charged to expense.  We expect to amortize the net balance as of December 31, 2005 as follows:

Years Ending December 31,	Amount
2006	$81
2007	81
2008	81
2009	81
2010	70
Total amortization	$394

For the year ended December 31, 2005, we made cash payments of $407 relating to current subscriber acquisition fee obligations.

NOTE 6—INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

The Company’s short-term investments in marketable debt and equity securities are classified as available-for-sale and are recorded at fair value at the end of each period. Gross realized gains and losses on sales of securities during 2005 and all amounts related to such investments prior to the year ended December 31, 2005 were not material. Included in investments in available-for-sale securities at December 31, 2005 are equity investments and auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty, and, accordingly, they are carried at cost, which approximates market value, and classified as current assets. All income generated from these investments is recorded as interest income. We had unrealized net holding gains (losses) on marketable equity securities at December 31, 2005 and 2004 of $36 and ($43), respectively, that are in accumulated other comprehensive income.

The investments in marketable equity securities available-for-sale securities is as follows:

	As of December 31,
	2005	2004

Auction rate securities	$38,000	$—
Equities	830	741
Total current securities	$38,830	$741

Note 7 - Property, Plant and Equipment and Amortizable Intangible Assets

Property, plant and equipment at December 31, 2005 and 2004 consist of the following:

	2005	2004
Membership division:
Land	$2,480	$2,480
Equipment	1,376	1,240
Buildings and improvements	1,544	1,472
Furniture and fixtures	63	62
Vehicles	1,447	1,325
Leasehold improvements	89	86
	6,999	6,665
Less accumulated depreciation	(3,473)	(3,138)
Subtotals	3,526	3,527

Outdoor Channel:
Land	600	—
Buildings and improvements	2,073	—
Equipment	6,143	4,543
Furniture and fixtures	102	158
Vehicles	621	251
Leasehold improvements	412	556
Video library	211	211
Construction in progress	4,878	—
	15,040	5,719
Less accumulated depreciation	(2,943)	(2,520)
Subtotals	12,097	3,199

Totals	$15,623	$6,726

Amortizable intangible assets as of December 31, 2005 and 2004 are summarized as follows:

	2005
	Advertising Customer Relationships	Trademark	Total Amortizable Intangibles

Residual value	$—	$—	$—
Weighted average amortization period	3.7 years	15 years	4.8 years
Gross carrying amount	$1,972	$219	$2,191
Less accumulated amortization	$681	$130	$811
Net book value	$1,291	$89	$1,380

	2004
	Advertising Customer Relationships	Trademark	Total Amortizable Intangibles

Residual value	$—	$—	$—
Weighted average amortization period	3.7 years	15 years
Gross carrying amount	$1,972	$219	$2,191
Less accumulated amortization	136	116	252
Net book value	$1,836	$103	$1,939

As of December 31, 2005, the weighted average remaining useful economic lives of the advertising customer relationships, trademark and total amortizable intangibles are 2.6 years, 6 years and 2.7 years, respectively.

For the years ended December 31, 2005, 2004 and 2003, we incurred amortization expense as follows:

	Advertising Customer Relationships	Trademark	Total Amortizable Intangibles

2005	$545	$14	$559
2004	136	14	150
2003		14	14

The estimated aggregate amortization expense for the years subsequent to December 31, 2005 for advertising customer relationships and trademark are as follows:

Years Ending December 31,	Total Amortizable Intangibles

2006	$559
2007	507
2008	267
2009	14
2010	14
Thereafter	19
Total	$1,380

Note 8 – Long-Term Debt, Capital Lease Obligations and Lines of Credit

Bank Lines of Credit

On November 2, 2005, we renewed the revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”) we obtained in September 2004, extending the maturity date from September 5, 2005 to September 7, 2007 and increasing the total amount which can be drawn upon under the revolver from $5,000 to $8,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of our assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision. As of December 31, 2005, we did not have any outstanding borrowings under this revolver.

Long-Term Debt and Capital Lease Obligations

On November 2, 2005, we obtained a $1,950 mortgage loan from the Bank which has a 10 year term with a 25 year amortization schedule. This loan carries a variable interest rate of LIBOR plus 1.35%. This loan is secured primarily by a Deed of Trust on our recently purchased broadcast facility located in Temecula, California and is also secondarily secured by the same assets as the revolver. It also contains customary financial and other covenants and restrictions including a change of control provision.

On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates on the floating rate long-term mortgage note and effectively fixed the interest rate on this loan at 6.59%.  The notional principal amount is reduced by $7 per month through September 5, 2015 with the balance of the note amounting to $1,190 due on that date. We expect the cash flows related to the swap to be highly effective in offsetting the changes in cash flows of the variable rate debt.  The fair value of the interest rate swap contract was recorded as a liability of $54 as of December 31, 2005. The change in such amount is also reflected in other comprehensive income (loss) as we have designated the contract as a cash flow hedge.

On November 2, 2005, we obtained a $3,000, five year, fully amortizing term loan. This term loan carries a variable interest rate of LIBOR plus 1.35%. This term loan is secured by the same assets as the revolver and contains customary financial and other covenants and restrictions including a change of control provision. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates on the floating rate long-term note and effectively fixed the interest rate on this term loan at 6.35%. The notional principal amount is reduced by $52 per month until retired on September 5, 2010. The fair value of the interest rate swap contract was a liability of $18 as of December 31, 2005. The change in such amount is also reflected in other comprehensive income (loss) as we have designated the contract as a cash flow hedge.

Long-term debt and capital lease obligations at December 31, 2005 and 2004 consist of the following:

	2005	2004
Note payable to a bank, payable in monthly installments of $7 plus interest, calculated at an adjustable rate of 6.59% at December 31, 2005, due August 2015, secured by real estate	$1,944	$—
Note payable to a bank, payable in monthly installments of $52 plus interest, calculated at an adjustable rate of 6.35% at December 31, 2005, due September 2010, secured by substantially all of the Company’s assets	2,948	—
Capital lease obligations	9	35
Totals	4,901	35
Less current portion	708	26
Long-term portion	$4,193	$9

The required annual principal payments on long-term debt and capital leases are as follows:

Years Ending December 31,	Amount
2006	$708
2007	699
2008	699
2009	699
2010	543
Thereafter	1,553
Total	$4,901

Note 9 – Commitments and Contingencies

We, from time to time, are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, available-for-sale securities, and accounts receivable. We reduce credit risk by placing our temporary cash investments with major financial institutions with high credit ratings. At December 31, 2005, we had cash and cash equivalents of approximately $18,324 with major financial institutions in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

We reduce credit risk related to accounts receivable by routinely assessing the financial strength of our customers. We maintain an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses.

Changes in our allowance for doubtful accounts were as follows:

	Balance at	Additions		Balance
	Beginning	Charged		at End
	of Year	to Expense	Deductions	of Year

Year-ended December 31, 2005	$207	$214	$(146)	$275
Year-ended December 31, 2004	234	164	(191)	207
Year-ended December 31, 2003	154	327	(247)	234

During 2005, we exercised our option to extend our contract to sponsor a driver in 16 professional car races to be held during 2006. As amended, the contract calls for a total sponsorship price of $1,400 for the 16 races. As additional compensation, we had agreed to air a number of 30 second advertisements for associate sponsors. The aggregate commitment is for $500 worth of advertising per year that the agreement is in force which will be based on our prevailing rates at the time of the airings. We may, at our option, elect to extend the relationship for the 2007 season with certain cost escalators.

As of December 31, 2005, our advertising, research, talent, programming commitments, estimated to be approximately $2,464, $1,231, $1,312 and $7,931, respectively, or $12,938 in the aggregate. Such fees are payable over several years, as part of the normal course of business as follows:

Years Ending December 31,	Amount
2006	$7,716
2007	3,961
2008	1,261
Total	$12,938

We have entered into a construction contract with a general contractor to complete the build-out of our broadcast facility.  The aggregate contract amount, plus change orders, totals $3,729.  As of the latest invoice received by us in 2005, the contractor had completed $2,744 worth of the contract, and invoiced us for $2,470.  The balance of $1,259 includes a 10% retention and represents our commitment to the contractor.

Operating Leases

We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2012. Generally, the most significant leases are satellite leases that require escalating rental payments. Rent expense is recognized on a straight-line basis over each lease term. The excess of the expense accrued over the amounts currently payable is reflected as deferred satellite rent obligations in the accompanying consolidated balance sheets.

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders and officers of the Company. In December 2005, the lease agreements were renewed for a five-year term with 2 five-year renewal options, at our discretion.  Monthly rental payments are $29 with a 3% per year escalator clause.

Rent expense, including rent paid to Musk Ox Properties, LP, aggregated to approximately $2,962, $2,604 and $2,668 in the years ended December 31, 2005, 2004 and 2003, respectively.

Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2005 are as follows:

Years Ending December 31,	Amount
2006	$2,703
2007	2,615
2008	2,311
2009	2,097
2010	2,109
Thereafter	2,100
Total	$13,935

Capital Leases

We lease certain equipment under capital leases which expire on various dates in 2006. At December 31, 2005, our future minimum lease payments under these leases aggregated to $9, payable in 2006 and are included in the current portion of notes payable and capital lease obligations in the accompanying consolidated balance sheets (see Note 8).

Note 10 - Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Current:
Federal	$(1,558)	$1,216	$2,410
State	67	457	682
Total current	(1,491)	1,673	3,092

Deferred:
Federal	2,877	(13,512)	58
State	313	(4,107)	12
Total deferred	3,190	(17,619)	70
Totals	$1,699	$(15,946)	$3,162

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 were related to the following:

	2005	2004
Deferred tax assets:
Net operating loss	$7,486	$—
Stock option expense	6,801	18,178
Deferred revenues	600	371
Deferred rent	117	124
Current state taxes	—	77
Provision for doubtful accounts	110	82
Other accrued liabilities	44	57
Alternative minimum tax credit	113
Other	29	6
	15,300	18,895
Deferred tax liabilities:
Fixed assets	(251)	(345)
Intangible assets	(4,726)	(4,946)
Other	(78)	(24)
	(5,055)	(5,315)
Deferred tax assets, net	$10,245	$13,580

The provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations are different than those computed based on the applicable statutory Federal income tax rate of 34% in 2005, 2004 and 2003 as shown below:

	2005	2004	2003
Federal income tax provision (benefit) at statutory income tax rate	$1,425	$(13,532)	$2,581
State taxes, net of federal benefit	251	(2,197)	458
Non-deductible expense	35	38	63
Deferred compensation	—	(198)	—
Other	(12)	(57)	60
Income tax provision (benefit)	$1,699	$(15,946)	$3,162

As of December 31, 2005, we have a federal net operating loss carry forward of approximately $17,500 after expected carry back and a California net operating loss carry forward of approximately $22,100. Both expire in 2025.

Note 11 - Equity Transactions

Preferred Stock

As of December 31, 2005 and 2004, we were authorized to issue up to 25,000 shares of preferred stock, $0.001 par value per share in one or more series with designations, rights and preferences as determined by our Board of Directors, respectively.

Changes in Common Stock Subscriptions Receivable by the Company

As of January 1, 2003, we had outstanding subscriptions receivable of $262. During 2003, we paid bonuses to certain stockholders, who are also employees, totaling $251 by converting subscriptions receivable for common stock of $196 and accrued interest on the receivables of $55. Subscriptions receivable were also reduced by cash payments of $36 in 2003 and, as a result, the balance of subscriptions receivable was reduced to $30 as of December 31, 2003, which was paid in January 2004.

Issuances of Common Stock by the Company

During 2003, we issued 336 shares of common stock valued at $175 to a former Officer/Director for the payment of deferred compensation (see Note 12).

During 2003, we (i) received cash proceeds of $268 from the exercise of options for the purchase of 247 shares of common stock; (ii) offset the $623 due from the exercise of options for the purchase of 663 shares at $0.90 per share against the balance of all stockholder loans payable by us to the holder of the options; and (iii) offset the $45 due from the exercise of options for the purchase of 50 shares of common stock at $0.90 per share against the balance of a bonus payable to the employee.

During 2004, we received cash proceeds of approximately $1,285 from the exercise of options for the purchase of 723 shares of our common stock and options for the purchase of 18 shares of TOC common stock which were exercised prior to the merger under TOC’s stock option plan. The TOC stock option plan was assumed in conjunction with our acquisition of the remaining 17.6 % minority interest in TOC (see Note 3).

Also during 2004, we issued an employee 75 shares of restricted common stock. The rights to these shares vest over a five year period. Based on the closing market price on the day before the grant of $13.90 per share, the value of the stock was $1,043. This amount has been included in deferred compensation as an offset to stockholders’ equity and will be amortized to compensation expense as the rights to the restricted stock vest. We recorded charges for these shares of $208 and $9 in 2005 and 2004, respectively.

On July 1, 2005, we completed a public offering of our common stock, whereby we sold 3,500 shares of common stock and received net proceeds of $43,350. In addition, certain selling stockholders exercised options to buy 1,688 shares of common stock which were resold in the public offering. On July 13, 2005, the underwriters exercised their over-allotment option granted by certain selling stockholders, and purchased an additional 442 shares of common stock. The shares sold by the selling stockholders were purchased immediately before the sale through the exercise of options they held to buy common shares from us. We received $2,168 in the aggregate from the exercise of these options. During 2005, we also received cash proceeds of approximately $566 from the exercise of other options for the purchase of 318 shares of common stock.

During 2005, we issued to employees an aggregate of 75 shares of restricted stock on two separate dates. The rights to these shares vest over a three year period. The fair value of the stock was $1,103 based on the respective closing market prices of $14.95 and $13.38 per share on the day before the shares were granted The aggregate charge to be incurred over the vesting period amounts to $861 representing the fair value net of the effect of an estimated employee turnover rate and has been included in deferred compensation as an offset to stockholders’ equity. The balance will be amortized to compensation expense as the rights to the restricted stock vest. We recorded a charge for these shares of $167 for the year ended December 31, 2005.  A total of 8 shares of restricted stock have been cancelled due to employee turnover as of December 31, 2005.

The Company’s Stock Option Plans

We have had five stock option plans: Stock Option Plan 1 (“Plan 1”), Stock Option Plan 2 (“Plan 2”), 1995 Stock Option Plan (the “1995 Plan”), Long-Term Incentive Plan (the “LTIP Plan”), and Non-Employee Director Stock Option Plan (the “NEDSOP” Plan). During 2003, all holders of options under Plan 1 and Plan 2 exercised all of the outstanding options under those two plans. No more options may be granted under either of those two plans. In addition, on September 8, 2004, TOC’s 1997 Stock Option Plan (the “1997 Plan”) was assumed by Outdoor Channel Holdings. No more options can be issued under this plan. We also may grant stock options that are not covered under any of the stock option plans. As of December 31, 2005, we had an aggregate of 6,624 shares of our common stock reserved for issuance under our various stock option/long-term incentive plans including 465 options granted outside of the plans, of which 3,564 shares are subject to outstanding options, 127 are issued as restricted common stock and 2,933 shares are available for future grants. Options and stock grants are subject to terms and conditions as determined by our Board of Directors. Stock option grants are generally exercisable in increments of 25% during each year of employment beginning three months to one year from the date of grant. Generally, stock options expire five years from the date of grant. Options issued under our NEDSOP plan are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% are vested.

A summary of the status of options granted under the five stock option plans and outside of those plans as of December 31, 2005, 2004 and 2003 and changes in options outstanding during the years then ended is presented in the table that follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding at beginning of year	5,630	$4.12	1,648	$6.57	1,751	$1.43

Options granted	385	14.60	705	13.88	863	10.78

Options granted in exchange for TOC options (see Note 3)	—	—	4,012	0.98	—	—

Options exercised	(2,448)	1.12	(723)	1.77	(960)	0.98

Options canceled or expired	(3)	6.14	(12)	5.71	(6)	1.74

Outstanding at end of year	3,564	$7.31	5,630	$4.12	1,648	$6.57

	2005	2004	2003

Option price range at end of year	$0.92 - $15.75	$0.92 - $15.75	$1.20 - $12.50

Options available for grant at end of year	2,918	3,370	—

Weighted-average fair value of 385; 705; and 863 options granted during 2005, 2004 and 2003, respectively, with an exercise price equal to the market price at the date of grant	$ 5.48	$ 8.21	$ 7.20

Weighted-average fair value of 4,012 options granted during 2004 with an exercise price less than the market price at the date of grant		$ 13.08

The Company’s Stock Option Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 2005, all of which are at fixed prices:

		Options Outstanding		Options Exercisable
		Weighted Average			Weighted
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Average Exercise Price
	(in thousands)			(in thousands)

$0.92 - $1.54	1,604	1.9 years	$0.95	1,604	$0.95
$3.20 - $4.60	114	1.3 years	$3.66	103	$3.60
$6.14 - $11.60	631	2.9 years	$11.33	328	$11.54
$12.50 - $15.75	1,215	6.9 years	$13.96	458	$13.54
	3,564		$7.31	2,493	$4.77

Changes in Outstanding Common Shares of TOC and Shares Owned by the Company

The changes in the number of outstanding common shares of TOC and the changes in the number of shares and the percentage owned by us during 2004 and 2003 are summarized below:

	Common Shares
	Outstanding	Owned by the Company
	of TOC	Shares	Percent

Balance January 1, 2003	10,542	8,818	83.6%

Effect of shares issued by TOC	126	—

Balance December 31, 2003	10,668	8,818	82.7%

Effects of shares issued by TOC	40	—

Balance September 8, 2004	10,708	8,818	82.4%

During 2003, TOC issued 126 shares to a former director upon his election to take payment of deferred compensation in the form of common stock of the Company and TOC (see Note 12). We did not record a gain or loss during 2003 because the price of the common stock issued approximated the carrying value of our investment in the subsidiary. This issuance in 2003 caused an increase in minority interest of $142.

During 2004, TOC issued 18 shares in connection with employees exercising options under its 1997 Plan. Further, TOC issued 22 shares to directors owed for services rendered prior to 2000.

TOC’s Stock Option Plan

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

A summary of the status of TOC’s 1997 Plan at December 31, 2004 and 2003 and changes during the years then ended is presented in the table below:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Options outstanding at beginning of year	2,487	$1.60	2,492	$1.59

Options exercised	(18)	1.83	—	—

Options cancelled	—	—	(5)	1.50

Options exchanged for Company options (see Note 3)	(2,469)	1.59	—	—

Options outstanding at end of year	—	—	2,487	$1.60

Option price range at end of year	—		$1.50-$5.00

Options available for grant at end of year	—		505

Note 12 - Related Party Transactions

We had an agreement with a former director, who was also one of our officers, pursuant to which a portion of the officer’s compensation, prior to 2002, had been paid in cash and the remainder was deferred. The deferred portion was payable by us in cash or shares of the common stock of the Company and/or TOC at a future date, at the election of the director. If payments were in the form of shares, such payments were to be based on the market value of the shares at the time the services were rendered. During 2003, the director/officer left us at which time he elected to receive shares as compensation. Deferred compensation under the agreement totaled $318. The Company and TOC issued 336 and 126 shares, respectively, to satisfy their obligations to the director (see Note 11). Additionally, we incurred $625 in severance costs, including related legal fees, in connection with his resignation.

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders and officers of the Company. The lease agreements required monthly rent payments aggregating to approximately $21. These lease agreements expired on December 31, 2005. Rent expense totaled approximately $251, $244 and $242 in 2005, 2004 and 2003, respectively.

In December 2005, the lease agreements were consolidated into one lease.  The new lease agreement has a five-year term, expiring on December 31, 2010, with 2 five-year renewal options at our discretion.  Monthly rental payments are $29 with a 3% per year escalator clause.

Interest expense on stockholder loans aggregated to $20 in 2003. All stockholder loans were paid by June 2003.

Note 13 - Segment Information

Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), we report segment information in the same format as reviewed by our Chief Operating Decision Maker (the “CODM”). We segregate our business activities into TOC and Membership Division. TOC is a separate business activity that broadcasts television programming on The Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel) and subscriber fees. Lost Dutchman’s and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes magazine sales, the sale of products and services related to gold prospecting, gold expositions, expeditions and outings. Intersegment sales amounted to $595, $595 and $473 for 2005, 2004 and 2003, respectively.

Information with respect to these reportable segments for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Revenues	Income (Loss) Before Income Taxes and Minority Interest	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
2005
TOC	$37,527	$5,906	$23,364	$1,347	$10,224
Membership Division	5,381	280	5,017	342	335

Subtotals of Segments	42,908	6,186	28,381	1,689	10,559
Corporate*	—	(1,994)	123,841	545	—
Totals	$42,908	$4,192	$152,222	$2,234	$10,559

2004
TOC	$34,596	$9,954	$21,872	$779	$1,938
Membership Division	5,358	354	6,857	344	611
Subtotals of Segments	39,954	10,308	28,729	1,123	2,549
Corporate*	—	(49,732)	70,940	136	—
Totals	$39,954	$(39,424)	$99,669	$1,259	$2,549

2003
TOC	$26,835	$9,315	$13,855	$558	$1,274
Membership Division	4,853	(619)	5,993	322	650
Subtotals of Segments	31,688	8,696	19,848	880	1,924
Corporate*	—	(1,043)	—	—	—
Totals	$31,688	$7,653	$19,848	$880	$1,924

*  We capture corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated directly with either TOC or the Membership division. Corporate assets consisted primarily of goodwill, net deferred tax assets and intangible assets.

Note 14 - Fair Value of Financial Instruments

Our material financial instruments consist of cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable, notes payable, capital lease obligations and related party receivables and payables. The carrying amounts of our financial instruments generally approximated their fair values at December 31, 2005, 2004 and 2003.

Note 15 - 401(k) Savings Plan

We maintain a 401(k) Plan (the “401(k) Plan”). We are required to make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee up to statutory maximums. During 2005, 2004 and 2003, we incurred a total charge of approximately $124, $91 and $73 for employer matching contributions, respectively.

Note 16 - Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	2005	2004

Trade accounts payable	$1,580	$2,274
Accrued payroll and related expenses	626	923
Estimated make-good accrual	280	200
Accrued expenses	378	308

Total	$2,864	$3,705

Note 17 – Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
Revenue	$10,061	$10,014	$11,404	$11,429
Income from operations	727	838	261	1,468
Net income	452	512	323	1,206
Earnings per common share:
Basic	$0.02	$0.03	$0.01	$0.05
Diluted	$0.02	$0.02	$0.01	$0.05

2004
Revenue	$9,220	$9,569	$10,965	$10,200
Income (loss) from operations*	2,290	1,757	(45,706)	2,120
Net income (loss)*	1,113	844	(27,705)	1,588
Earnings (loss) per common share:
Basic	$0.08	$0.06	$(1.75)	$0.09
Diluted	$0.06	$0.04	$(1.75)	$0.07

All per share data has been adjusted to reflect the 5 for 2 split of our stock effective September 15, 2004 (see Note 2).

*The exchange of vested options by Outdoor Channel Holdings for vested options of TOC resulted in a charge to net income in the consolidated statement of operations on September 8, 2004 equal to the intrinsic value of the options issued on that date and a credit for the income tax benefit. Outdoor Channel Holdings issued fully-vested options to purchase approximately 3,687 shares in exchange for fully-vested options of employees of TOC on September 8, 2004. On that day, the market price of one share of common stock of Outdoor Channel Holdings was $14.00. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $47,983 and recognized an income tax benefit of $19,098 or a net charge of $28,885.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s report on internal control over financial reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2005, based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by J.H. Cohn LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report which is included in this report.

Changes in internal control over financial reporting.  During the fiscal year ended December 31, 2005, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outdoor Channel Holdings, Inc. and Subsidiaries

We have audited management’s assessment, included in Item 9A, Management’s Report on Internal Control over Financial Reporting, that Outdoor Channel Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Outdoor Channel Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Outdoor Channel Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Outdoor Channel Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on such criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ J.H. Cohn LLP

San Diego, California
March 9, 2006

ITEM 9B.               OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 of Part III regarding our directors and executive officers is included in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.                EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are included as part of this Annual Report on Form 10-K.

(1)           Financial Statements

Index to Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)           Financial Statement Schedules

All schedules are omitted as the information is not required, is not material or is otherwise provided.

(3)           List of exhibits required by Item 601 of Regulation S-K. See part(b) below.

(b)           Exhibits

Exhibit
Number	Description

2.1

Amended and Restated Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated as of April 20, 2004, as amended and restated as of May 12, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference).

2.2

Agreement and Plan of Merger between Outdoor Channel Holdings, Inc., a Delaware corporation, and Outdoor Channel Holdings, Inc., an Alaska corporation, dated as of September 8, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).

3.1

Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
4.1	Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above).
10.1

Letter of intent dated August 27, 1993, regarding the proposed acquisition of Gold Prospector’s Association of America, Inc. by the Company (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

10.2

Agreement and Plan of Reorganization dated February 13, 1995, by and between the Registrant and Gold Prospector’s Association of America, Inc. (filed as Exhibit B to the Company’s Form 8-K dated February 13, 1995 and incorporated herein by reference).

10.3*

Form of Indemnification Agreement between Outdoor Channel Holdings, Inc. and its directors and certain executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.4

Revolving Credit Agreement and related agreements by and between the Company and U.S. Bank N.A. dated September 30, 2004 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.5*	1995 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference).
10.6*

Form of Stock Option Agreement pursuant to the Company’s 1995 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.7*

The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.8*

Form of Stock Option Agreement pursuant to The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.9*

Non-Statutory Stock Option Plan and Agreement, dated as of November 13, 2003, by and between the Company and William A. Owen, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.10*

Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.11*

Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10.12*

2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.13*	Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.14*	Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.15

Purchase and Sale Agreement and Escrow Instructions by and between Temecula Enterprises, LLC, an Ohio limited liability company and The Outdoor Channel, Inc., a Nevada corporation, dated as of December 16, 2004 (filed as Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended March 31, 2005 and incorporated herein by reference).

10.16*

Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended March 31, 2005 and incorporated herein by reference).

10.17*

Selling Stockholders Registration Rights Agreement, dated as of June 27, 2005, among Outdoor Channel Holdings, Inc. and the selling stockholders who are a party (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 28, 2005 and incorporated herein by reference).

10.18	Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated October 18, 2005.
10.19	Term Loan Agreement and related agreements by and between 43455 BPD, LLC and U.S. Bank N.A. dated as of October 18, 2005.
10.20	Term Loan Agreement and related agreements by and between the Company and U.S. Bank N.A. dated as of October 18, 2005.
10.21*

Optionholders Registration Rights Agreement by and among the Company, Ray V. Miller and Elizabeth J. Sanderson dated as of December 5, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2005 and incorporated herein by reference).

10.22*	Lease by and between the Company and Musk Ox Properties, L.P. dated as of January 1, 2006.
21.1	Subsidiaries of Registrant
23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1**	Section 1350 Certification by Chief Executive Officer
32.2**	Section 1350 Certification by Chief Financial Officer

*             Designates a management contract or compensatory plan or arrangement.

**          Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

By:	/s/ Perry T. Massie
Perry T. Massie, President
Dated: March 16, 2006

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

Signature	Title	Date

/s/ Perry T. Massie	Chief Executive Officer,	March 16, 2006
Perry T. Massie	President and Chairman of the
Board (Principal Executive Officer)

/s/ William A. Owen	Chief Financial Officer and	March 16, 2006
William A. Owen	Controller (Principal Financial
and Accounting Officer)

/s/ Thomas H. Massie	Executive Vice President, Secretary	March 16, 2006
Thomas H. Massie	and Vice Chairman of the Board

/s/ Jerry R. Berglund	Director	March 16, 2006
Jerry R. Berglund

/s/ David C. Merritt	Director	March 16, 2006
David C. Merritt

/s/ Ray V. Miller	Director	March 16, 2006
Ray V. Miller

/s/ Elizabeth J. Sanderson	Director	March 16, 2006
Elizabeth J. Sanderson

/s/ T. Bahnson Stanley	Director	March 16, 2006
T. Bahnson Stanley