Form 10-Q
period 2006-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2006-05-10
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 30, 2006
Common Stock, $0.001 par value	24,600,794

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For The Period Ended March 31, 2006

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,594	$18,276
Investment in available-for-sale securities	37,349	38,830
Accounts receivable, net of allowance for doubtful accounts of $350 and $275	6,813	5,320
Income tax refund receivable	3,843	3,843
Deferred tax assets, net	1,456	1,015
Prepaid programming costs	2,575	2,381
Other current assets	1,077	689
Total current assets	72,707	70,354

Property, plant and equipment at cost, net:
Membership division	3,467	3,526
Outdoor Channel equipment and improvements	12,935	12,097
Property, plant and equipment, net	16,402	15,623
Amortizable intangible assets	1,240	1,380
Goodwill	44,457	44,457
Other non-amortizable intangible assets	10,573	10,573
Deferred tax assets, net	9,356	9,230
Derivative instruments	7	—
Deposits and other assets	671	605
Totals	$155,413	$152,222

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,502	$2,864
Accrued severance payments	18	18
Current portion of long-term debt and capital lease obligations	701	708
Current portion of deferred revenue	1,102	422
Customer deposits	641	159
Total current liabilities	5,964	4,171

Accrued severance payments, net of current portion	12	16
Long-term debt and capital lease obligations, net of current portion	4,018	4,193
Deferred revenue, net of current portion	1,250	1,271
Derivative instruments	—	72
Deferred satellite rent obligations	307	295
Total liabilities	11,551	10,018

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 24,577 and 24,409 shares issued and outstanding	25	24
Additional paid-in capital	158,828	158,700
Deferred compensation	—	(1,520)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments	7	(72)
Net unrealized gains on available-for-sale securities	48	36
Total accumulated other comprehensive income (loss)	55	(36)
Accumulated deficit	(15,046)	(14,964)
Total stockholders’ equity	143,862	142,204
Totals	$155,413	$152,222

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Advertising	$5,685	$5,259
Subscriber fees	4,383	3,642
Membership income	1,221	1,160

Total revenues	11,289	10,061

Expenses:
Satellite transmission fees	638	633
Advertising	2,162	1,694
Programming	1,544	521
Selling, general and administrative	7,506	6,486

Total expenses	11,850	9,334

Income (loss) from operations	(561)	727

Interest expense	78	1
Other income, net	623	53

Income (loss) before income taxes	(16)	779

Income tax provision	66	327

Net income (loss)	$(82)	$452

Earnings (loss) per common share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Weighted average number of common shares outstanding:
Basic	24,462	18,474
Diluted	24,462	22,397

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2006

(In thousands)

	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
Balance, January 1, 2006	24,409	$24	$158,700	$(1,520)	$(36)	$(14,964)	$142,204

Comprehensive Income:
Net loss						(82)	(82)
Effect of change in fair value of available-for-sale securities, net of deferred taxes of ($19)					12		12
Impact of cash flow hedge					79		79
Total comprehensive income							9

Reclassification of deferred compensation upon adoption of SFAS 123R			(1,520)	1,520

Common stock issued upon exercise of stock options	174	1	182				183

Forfeited restricted shares	(6)

Stock-based employee compensation expense			815				815

Tax benefit from exercise of stock options			651				651

Balance, March 31, 2006	24,577	$25	$158,828	$—	$55	$(15,046)	$143,862

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$(82)	$452
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	552	575
Provision for doubtful accounts	67	9
Stock-based employee compensation	815	52
Deferred tax provision, net	66

Changes in operating assets and liabilities:
Accounts receivable	(1,560)	221
Income tax refund receivable	—	326
Prepaid programming costs	(194)	(548)
Other current assets	(388)	(828)
Deposits and other assets	(69)	(82)
Accounts payable and accrued expenses	638	(1,241)
Deferred revenue	659	20
Customer deposits	482	625
Accrued severance payments	(4)	(20)
Deferred satellite rent obligations	12	(8)
Net cash provided by (used in) operating activities	994	(447)

Investing activities:
Purchases of property, plant and equipment	(1,189)	(1,668)
Purchases of available-for-sale securities	(32,638)	—
Proceeds from sale of available-for-sale securities	34,150	—
Net cash provided by (used in) investing activities	323	(1,668)

Financing activities:
Principal payments on long-term debt and capital leases	(182)	(6)
Proceeds from exercise of stock options	183	170
Net cash provided by financing activities	1	164
Net increase (decrease) in cash and cash equivalents	1,318	(1,951)
Cash and cash equivalents, beginning of period	18,276	13,105
Cash and cash equivalents, end of period	$19,594	$11,154

Supplemental disclosure of cash flow information:

Interest paid	$78	$—

Income taxes paid	$—	$5

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$12	$(32)

Effect of net increase in fair value of cash flow hedge	$79	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share data)

NOTE 1—ORGANIZATION AND BUSINESS

Description of Operations

Outdoor Channel Holdings, Inc. or “Outdoor Channel Holdings,” is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a combined entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. The Company acquired the remaining 17.6% minority interest in our subsidiary, The Outdoor Channel, Inc. (“TOC”), which it did not previously hold, on September 8, 2004. TOC operates The Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. TOC also operates Outdoor Channel 2 HD, which also is a national television network with similar programming as TOC’s but is produced and aired utilizing high definition technology.

Our revenues include advertising fees from advertisements aired on The Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel, and from advertisements in “Gold Prospectors & Treasure Hunters in the Great Outdoors” magazine; subscriber fees paid by cable and satellite service providers that air The Outdoor Channel; membership fees from members in both LDMA-AU, Inc. (“Lost Dutchman’s”) and Gold Prospector’s Association of America, LLC (“GPAA”) and other income including products and services related to gold prospecting, gold expositions, expeditions and outings.

Other business activities consist of the promotion and sale of a gold prospecting expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman’s that entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of these and other properties.

Outdoor Channel Holdings also wholly owns 43455 BPD, LLC that owns the building housing our broadcast facility.

NOTE 2—UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006 and 2005. Information included in the consolidated balance sheet as of December 31, 2005 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) for the year ended December 31, 2005 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K.

The results of the Company’s operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

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

NOTE 3— STOCK INCENTIVE PLANS

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). We have elected to use the modified prospective transition method. This method requires compensation cost to be recognized in the financial statements over the service period for the fair value of all awards (including awards to employees) granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption and requires that prior periods not be restated. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock and stock appreciation rights (“SARs”) to our officers, directors and employees. Outstanding options are generally exercisable from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs. Prior to the adoption of SFAS 123R, we used the intrinsic value method to account for stock options granted to employees and made no charges against earnings with respect to those options at the date of grant since our employee options had exercise prices that were equal to the market price, however, as explained in the 10-K, we did recognize a charge in the third quarter of 2004 when we issued fully-vested options to purchase shares in Outdoor Channel Holdings in exchange for fully-vested options held by employees of TOC on September 8, 2004. SFAS 123R requires that we elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of March 31, 2006, we have not made that election.

For the three months ended March 31, 2006, the adoption of SFAS 123R reduced income (loss) from operations by $713, reduced net income (loss) by $490 and reduced earnings (loss) per basic and diluted share by $0.02 and $0.02, respectively. The adoption of SFAS 123R did not have a material effect on the condensed consolidated statement of cash flows for the three months ended March 31, 2006.

The weighted average fair value of employee stock options granted by us in the three months ended March 31, 2006 was estimated to be $4.48 per share using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2006
Risk-free interest rate	4.2 - 4.6%
Dividend yield	0%
Expected life of the option	4.4 yrs.
Volatility factor	28.5 – 31.5%

Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

Our historical net income and earnings per common share and pro forma net income and earnings per common share assuming compensation cost had been determined for the three months ended March 31, 2005 based on the fair value instead of the intrinsic value at the grant date for all awards by us to our employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123R, and amortized ratably over the vesting period, are set forth below:

Three Months Ended March 31,
2005
Net income:
As reported	$452
Deduct: Stock-based employee compensation expense assuming a fair value-based method had been used for all awards, net of tax effects	(397)

Pro forma – basic and diluted	$55

Basic earnings per share:
As reported	$0.02
Pro forma	$0.00
Diluted earnings per common share:
As reported	$0.02
Pro forma	$0.00

The fair value of each option granted by us in the three months ended March 31, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2005
Risk-free interest rate	4%
Dividend yield	0%
Expected life of the option	10 yrs.
Volatility factor	79%

In accordance with the provisions of SFAS 123R, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model.

NOTE 4—EARNINGS PER SHARE

We have presented “basic” and “diluted” earnings (loss) per common share in the accompanying condensed consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company were issued during the period if any such issuances would have had a dilutive effect.

For the three months ended March 31, 2006, the computation of diluted loss per common share does not take into account any of our outstanding stock options because the effect of their assumed exercise would be anti-dilutive.  For the three months ended March 31, 2005, the computation of diluted earnings per common share takes into account the effects on the weighted average number of common shares outstanding of the assumed exercise of the outstanding stock options of the Company, adjusted for the application of the treasury stock method. The number of shares potentially issuable by the Company at March 31, 2006 and 2005 upon the exercise of stock options that were not included in the computation of net earnings (loss) per common share because they were anti-dilutive totaled 3,437 and 25, respectively.

The following table summarizes the calculation of net income (loss) and the weighted average common shares outstanding for basic and diluted earnings (loss) per common share for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Numerators:
Net income (loss)—basic	$(82)	$452

Denominators:
Weighted average common shares outstanding—basic	24,462	18,474
Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	—	3,923
Diluted weighted average common shares outstanding	24,462	22,397

NOTE 5—EQUITY TRANSACTIONS

Issuances of Common Stock by the Company

During the three months ended March 31, 2006 and 2005, we received cash proceeds of approximately $183 and $170 from the exercise of options for the purchase of 174 and 125 shares of common stock, respectively.

During the three months ended March 31, 2006, a total of 6 shares of restricted stock have been cancelled due to employee turnover. As of March 31, 2006, we have 121 shares of restricted stock outstanding and $1,418 of expense, with respect to non-vested restricted stock awards, has yet to be recognized and will be amortized as compensation expense over the employees’ remaining requisite service periods.

Outdoor Channel Holdings, Inc. Stock Option Plans

Descriptions of Outdoor Channel Holdings’ stock option plans are included in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of March 31, 2006 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	Shares	Weighted-average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	3,564	$7.31
Options granted	60	14.26
Options exercised	(174)	1.05
Options canceled or expired	(13)	11.85
Options outstanding at end of period	3,437	$7.73	3.6 years	$14,076

Options exercisable at end of period	2,395	$5.82	3.0 years	$13,945

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $4.48.  The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $1,754.

A summary of the status of Outdoor Channel Holdings’ non-vested restricted shares as of March 31, 2006 and the changes in restricted shares outstanding during the three months then ended is presented in the table that follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at beginning of period	127	$14.43
Granted	—	—
Vested	—	—
Canceled	(6)	14.95

Non-vested shares outstanding at end of period	121	$14.14

As of March 31, 2006, $7,589 of expense with respect to non-vested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 1.9 years.

NOTE 6—RELATED PARTY TRANSACTIONS

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders, directors and officers of the Company. In December 2005, the lease agreements were consolidated into one lease. The new lease agreement has a five-year term, expiring on December 31, 2010, with 2 five-year renewal options at our discretion. Monthly rent payments are $29 with a 3% per year escalator clause. Rent expense paid to Musk Ox Properties, LP totaled approximately $87 and $63 in the three months ended March 31, 2006 and 2005, respectively.

NOTE 7—SEGMENT INFORMATION

Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), we report segment information in the same format as reviewed by our Chief Operating Decision Maker (the “CODM”). We segregate our business activities into TOC and the Membership Division. TOC is a separate business activity that broadcasts television programming on The Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel) and subscriber fees. Lost Dutchman’s and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes magazine sales, the sale of products and services related to gold prospecting, gold expositions, expeditions and outings. Intersegment sales amounted to $149 in each of the three months ended March 31, 2006 and 2005.

Information with respect to these reportable segments as of and for the three months ended March 31, 2006 and 2005 is as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended: March 31, 2006
TOC	$9,910	$814	$25,555	$345	$1,177
Membership Division	1,379	189	5,854	71	12
Subtotals of Segments	11,289	1,003	31,409	416	1,189
Corporate*	—	(1,019)	124,004	136	—
Totals	$11,289	$(16)	$155,413	$552	$1,189

March 31, 2005
TOC	$8,757	$1,272	$21,797	$361	$1,511
Membership Division	1,304	59	4,979	78	157
Subtotals of Segments	10,061	1,331	26,776	439	1,668
Corporate*	—	(552)	73,520	136	—
Totals	$10,061	$779	$100,296	$575	$1,668

*We capture corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of: professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated directly with either TOC or the Membership division. Corporate assets consisted primarily of cash, available-for-sale securities, goodwill, net deferred tax assets and intangible assets.

NOTE 8—INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

The Company’s short term investments in marketable debt and equity securities are classified as available-for-sale and are recorded at fair value at the end of each period. Gross realized gains and losses on sales of these securities during the three months ended March 31, 2006 and 2005 and all amounts related to such investments prior to the three months ended March 31, 2006 and the year ended December 31, 2005 were not material. Also included in investments in available-for-sale securities at March 31, 2006 and December 31, 2005 are investments in commercial paper and auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty, and, accordingly, they are carried at cost, which approximates fair value, and classified as current assets. All income generated from these investments is recorded as interest income. We had unrealized net holding gains on marketable equity securities at March 31, 2006 and December 31, 2005 of $48 and $36, respectively, that are in “accumulated other comprehensive income”.

The investment in available-for-sale securities is as follows:

	As of March 31, 2006	As of December 31, 2005
Auction rate securities	$33,500	$38,000
Commercial paper	2,989	—
Equities	860	830
Total available-for-sale securities	$37,349	$38,830

NOTE 9—INCOME TAX PROVISION

The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34%. That portion of the current year SFAS 123R compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. We recognized a charge of $151,000 related to ISOs under SFAS 123R compensation expense. Because of this, and along with the effects of certain other income tax adjustments, we recorded positive taxable income resulting in income tax expense despite the financial statement loss.

NOTE 10—SUBSEQUENT EVENTS

On May 9, 2006, we received notice from the bank servicing our debt that it has given us a waiver of a covenant violation as of March 31, 2006 relating to our two term loans and our revolving line-of-credit facility requiring profitability of greater than $250,000 each fiscal quarter.  In addition, the bank modified such covenant to exclude the non-cash compensation expense relating to SFAS 123R when calculating the profitability under this covenant.

* * *

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement

The information contained in this report may include forward-looking statements. Our actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) increased subscriber growth; (2) expected revenue and earnings growth and changes in mix; (3) anticipated expenses including advertising, programming, personnel and others; (4) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of The Outdoor Channel; and (5) more control over our programming. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties which are included in Part II, Item 1A Risk Factors below and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

Through our indirect wholly owned subsidiary, The Outdoor Channel, Inc. or TOC, we own and operate The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. We also own and operate related businesses which serve the interests of The Outdoor Channel’s viewers and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc., which we refer to as Lost Dutchman’s, and Gold Prospector’s Association of America, LLC, which we refer to as GPAA. Lost Dutchman’s is a national gold prospecting campground club with properties in Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon and South Carolina. GPAA is the publisher of the Gold Prospector & Treasure Hunters in the Great Outdoors magazine. In addition, we are the owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to the members of Lost Dutchman’s and GPAA. Outdoor Channel Holdings also wholly-owns 43455 BPD, LLC which owns the building housing our broadcast facility.

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”) “Share-Based Payment” which revised the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments, including all options granted to employees, be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R shall be effective for issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Accordingly, we adopted the provisions of SFAS No. 123R effective January 1, 2006. Prior to adoption, we used the intrinsic value method to account for employee stock options.

The FASB had issued certain other accounting pronouncements as of March 31, 2006 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended March 31, 2006.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and March 31, 2005

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2006	2005	$	%	2006	2005
Revenues:
Advertising	$5,685	$5,259	$426	8.1%	50.4%	52.3%
Subscriber fees	4,383	3,642	741	20.3	38.8	36.2
Membership income	1,221	1,160	61	5.3	10.8	11.5
Total revenues	11,289	10,061	1,228	12.2	100.0	100.0

Expenses:
Satellite transmission fees	638	633	5	0.8	5.6	6.3
Advertising	2,162	1,694	468	27.6	19.1	16.8
Programming	1,544	521	1,023	196.4	13.7	5.2
Selling, general and administrative	7,506	6,486	1,020	15.7	66.5	64.5
Total expenses	11,850	9,334	2,516	27.0	104.9	92.8

Income (loss) from operations	(561)	727	(1,288)	(177.2)	(4.9)	7.2

Interest expense	78	1	77	NMF	0.7	—

Other income, net	623	53	570	NMF	5.5	0.5

Income (loss) before income taxes	(16)	779	(795)	NMF	(0.1)	7.7

Income tax provision	66	327	(261)	NMF	0.6	3.2

Net income (loss)	$(82)	$452	$(534)	NMF %	(0.7)%	4.5%

NMF – Not Meaningful

Revenues

Our revenues include revenues from (1) advertising fees; (2) subscriber fees; and (3) membership income. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising) and from the sale of advertising space in publications such as the Gold Prospectors & Treasure Hunters in the Great Outdoors magazine. Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on The Outdoor Channel. For the three months ended March 31, 2006 and 2005, The Outdoor Channel generated approximately 97.2% and 97.3% of our advertising revenue, respectively. Subscriber fees are solely related to The Outdoor Channel. Membership income is generated by our activities other than the operation of The Outdoor Channel and includes membership sales, magazine sales, merchandise sales, and sponsored outings and expeditions in connection with GPAA and Lost Dutchman’s.

Total revenues for the three months ended March 31, 2006 were $11,289,000, an increase of $1,228,000, or 12.2%, compared to revenues of $10,061,000 for the three months ended March 31, 2005. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended March 31, 2006 was $5,685,000, an increase of $426,000 or 8.1% compared to $5,259,000 for the three months ended March 31, 2005. For March 2006, Nielsen estimated that The Outdoor Channel had 26.2 million viewers compared to 24.4 million for the same period a year ago. (Nielsen revises this estimate each month and for May 2006, Nielsen increased its estimate to approximately 26.7 million subscribers). The increase in advertising revenue for the three months ended March 31, 2006 reflects a larger percentage of our short-form advertising inventory being sold to national and endemic advertisers, generally at higher rates, than inventory being sold to direct response advertisers or long-form (infomercial) advertisers.

Subscriber fees for the three months ended March 31, 2006 were $4,383,000, an increase of $741,000 or 20.3% compared to $3,642,000 for the three months ended March 31, 2005. The increase in subscriber fees for the period was primarily due to an increased number of paying subscribers both from new affiliates and from existing distributors and contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel. Most notable growth when comparing the respective quarterly results came from DirecTV, Time Warner, Comcast and Cox in addition to Cablevision which did not carry The Outdoor Channel in the first quarter of 2005. Principally we attribute the growth to the popularity of our programming as consumers continue to request our channel.

We plan to accelerate our subscriber growth utilizing various means including deployment of subscriber acquisition or launch support fees. Such fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense. As a result, we anticipate that subscriber fee revenue, net of amortization of launch fees, may not increase over the foreseeable future as we deploy this strategy and, in fact, due to contractual volume discounts, subscriber fee revenue could actually decrease over the new or remaining contract lives.

Membership income for the three months ended March 31, 2006 was $1,221,000, an increase of $61,000 or 5.3% compared to $1,160,000 for the three months ended March 31, 2005. We believe that the recent surge in gold prices has reflected itself in renewed interest by the consuming public that led to our increased activity in 2006. Given that, we do not expect significant changes in the balance from year-to-year in the near term.

Expenses

Expenses consist of the cost of (1) satellite transmission fees; (2) advertising; (3) programming; and (4) selling, general and administrative expenses.

Total expenses for the three months ended March 31, 2006 were $11,850,000, an increase of $2,516,000 or 27.0%, compared to $9,334,000 for the three months ended March 31, 2005. As a percentage of revenues, total expenses were 104.9% and 92.8% in the three months ended March 31, 2006 and 2005, respectively. The increase in expenses was due to several factors, including an aggressive campaign that is part of our strategic plan to support continued subscriber growth that we conducted during the first quarter, which included full-page newspaper ads in targeted regions and the launch of www.IWantMyOutdoorChannel.com. This campaign, along with other ongoing efforts related to carriage agreement negotiations, resulted in additional first quarter expenses of approximately $750,000. In addition, programming costs increased as a result of the launch of our second channel, Outdoor Channel 2 HD, at the beginning of the third quarter of 2005 and other items more fully described as follows.

Satellite transmission fees for the three months ended March 31, 2006 were $638,000, an increase of $5,000, or 0.8%, compared to $633,000 for the three months ended March 31, 2005. The noted change reflects the relative fixed nature of our contracts for uplink and transmission of our signals.

Advertising expenses for the three months ended March 31, 2006 were $2,162,000, an increase of $468,000 or 27.6% compared to $1,694,000 for the three months ended March 31, 2005. The increase was due principally to the aggressive campaign that is part our strategic plan to support continued subscriber growth that we conducted during the first quarter, which included full-page newspaper ads in targeted regions and the launch of www.IWantMyOutdoorChannel.com.

Programming expenses for the three months ended March 31, 2006 were $1,544,000, an increase of $1,023,000 or 196.4% compared to $521,000 for the three months ended March 31, 2005. The increase is principally a result of our decision to launch our second channel, Outdoor Channel 2 HD, on July 1, 2005. We incurred minimal programming costs relative to this channel in the first quarter of 2005 as most of such costs incurred at that time were charged to prepaid programming expense in anticipation of its launch in the second half of 2005. During the first quarter of 2006, Outdoor Channel 2 HD was fully-programmed.

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

Selling, general and administrative expenses for the three months ended March 31, 2006 were $7,506,000, an increase of $1,020,000 or 15.7% compared to $6,486,000 for the three months ended March 31, 2005. As a percentage of revenues, selling, general and administrative expenses were 66.5% and 64.5% in the three months ended March 31, 2006 and 2005, respectively.  The increase was primarily attributable to the adoption of SFAS 123R as of January 1, 2006 which now requires us to charge the fair value of stock options we have issued to our employees over the vesting period to compensation expense which we did not have to record in 2005. The charge in the three months ended March 31, 2006 amounted to $713,000. Restricted stock issued to employees in June and July of

2005 resulted in a charge of $66,000. The remainder of the increase in selling, general and administrative fees related primarily to increased legal fees incurred as a result of our ongoing efforts related to our carriage agreement negotiations and to other operating costs.

We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future both in dollars and when expressed as a percent of revenue as we continue to work to gain increased distribution of both channels including increases from the recognition of amortization of subscriber acquisition fees, also referred to as launch support fees, in excess of the related subscriber revenue, and as a result of the adoption of SFAS 123R as well as other corporate expenses.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2006 was a loss of $561,000, a decrease of $1,288,000 compared to income of $727,000 for the three months ended March 31, 2005. As discussed above, this decrease is primarily a result of the increased compensation expense resulting from the adoption of SFAS 123R, the increased expenses relating to the aggressive campaign conducted during the first quarter that is part of our strategic plan to support continued subscriber growth and the increased legal fees relating to our carriage agreements.  As we continue to strive to drive growth of our subscriber base including the ongoing and planned payment of launch support, and as we further develop our second channel, Outdoor Channel 2 HD, we will incur increased expenses such as programming, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the foreseeable future. There can be no assurance that these strategies will be successful.

Interest Expense

Interest expense for the three months ended March 31, 2006 was $78,000, an increase of $77,000 compared to $1,000 for the three months ended March 31, 2005. This is attributable to having obtained two term loans in November 2005 with original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35%.

Other Income, Net

Other income, net for the three months ended March 31, 2006 was $623,000, an increase of $570,000 compared to $53,000 for the three months ended March 31, 2005. This improvement was primarily due to increased dividends and interest earned on our increased investment in available-for-sale securities and cash and cash equivalent balances.

Income (Loss) Before Income Taxes

Income (loss) before income taxes as a percentage of revenues was (0.1%) for the three months ended March 31, 2006 compared to 7.7% for the three months ended March 31, 2005.

The TOC segment’s income before income taxes decreased to $814,000 for the three months ended March 31, 2006 from $1,272,000 for the three months ended March 31, 2005. Expressed as a percentage of revenue, the TOC segment’s income before income taxes decreased to 8.2% for the three months ended March 31, 2006, compared to 14.5% for the three months ended March 31, 2005. The decrease was due mainly to an aggressive campaign we conducted during the first quarter of 2006 that is part our strategic plan to support continued subscriber growth. Contributing to the decline was the adoption of SFAS 123R whereby the TOC segment recognized $167,000 of compensation expense (1.7% of segment revenue) that it did not have in the same period in 2005.

Also, programming costs increased as a result of having launched our second channel, Outdoor Channel 2 HD, at the beginning of the third quarter of 2005 thus related costs were incurred in the first quarter of 2006 that were not incurred in the same period in 2005.

The Membership Division segment’s income before income taxes increased to $189,000 for the three months ended March 31, 2006 from $59,000 for the three months ended March 31, 2005. Expressed as a percentage of revenues, the Membership Division segment’s income before income taxes increased to 13.7% for the three months ended March 31, 2006 compared to 4.5% for the three months ended March 31, 2005. The increase is principally a result of a renewed interest in gold prospecting which we believe is partially driven by rising gold prices. Revenue increased $75,000 or 5.8%. Also contributing to the improving segment margins is a decrease in personnel by a few persons with the commensurate savings of payroll, payroll related expenses and travel costs.

Corporate incurred a loss before income taxes for the three months ended March 31, 2006 amounting to $1,019,000, an increase of $467,000 compared to a loss of $552,000 for the three months ended March 31, 2005. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, amortization of intangibles, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. Effective January 1, 2006, we prospectively adopted SFAS 123R and Corporate incurred a charge to compensation expense of $517,000.

Income Tax Provision

Income tax provision for the three months ended March 31, 2006 was $66,000, a decrease of $261,000 as compared to $327,000 for the three months ended March 31, 2005. The decrease was principally due to the Company incurring a loss in the three months ended March 31, 2006 as compared to income for the three months ended March 31, 2005. Many of our options are qualified incentive stock options or ISOs. That portion of the current year SFAS 123R compensation expense relating to ISOs is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. We recognized a charge of $151,000 related to ISOs under SFAS 123R compensation expense. Because of this, and along with the effects of certain other income tax adjustments, we recorded positive taxable income resulting in income tax expense despite the financial statement loss. The effective income tax rate for the three months ended March 31, 2006 is not meaningful. For the three months ended March 31, 2005, the effective income tax was approximately 42.0%.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2006 was ($82,000), a decrease of $534,000 compared to $452,000 for the three months ended March 31, 2005. The decrease was due to the reasons stated above.

Liquidity and Capital Resources

We generated $994,000 of cash in our operating activities in the three months ended March 31, 2006, compared to cash used in operating activities of $447,000 in the three months ended March 31, 2005 and had a cash and cash equivalent balance of $19,594,000 at March 31, 2006, an increase of $1,318,000 from the balance of $18,276,000 at December 31, 2005. We also had short-term investments classified as available-for-sale securities of $37,349,000 at March 31, 2006, a decrease of $1,481,000 from the balance of $38,830,000 at December 31, 2005. The investments at March 31, 2006 were comprised almost entirely of auction rate securities ($33,500,000) with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. commercial paper ($2,989,000) and various equity securities ($860,000) make up the remainder of the March 31, 2006 balance. We believe we have the ability to quickly liquidate the auction rate securities and commercial paper at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $66,743,000 at March 31, 2006, compared to $66,183,000 at December 31, 2005.

Net cash provided by investing activities was $323,000 in the three months ended March 31, 2006 compared to cash used of $1,668,000 for the three months ended March 31, 2005. The increase in cash provided by investing activities was related principally to the net difference of sales and purchases of short-term auction rate securities which did not exist in the first quarter of 2005 partially offset by a decrease in capital expenditures on “construction in progress” and equipment related to the build-out of our new broadcast facility as further discussed below. Additional capital expenditures were for fixed asset replacements.

Cash provided by financing activities was $1,000 in the three months ended March 31, 2006 compared to $164,000 for the three months ended March 31, 2005. The cash provided by financing activities in the three months ended March 31, 2006 was the exercise of stock options, offset by principal payments on outstanding debt. The cash provided by financing activities in the three months ended March 31, 2005 was from the exercise of employee and service provider stock options from our 1995 incentive stock option plan.

On November 2, 2005, we renewed our revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 7, 2007 and increasing the total amount which can be drawn upon under the revolver from $5,000,000 to $8,000,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of our assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision. As of March 31, 2006 and as of the date of this report, we did not have any amounts outstanding under this credit facility.

On November 2, 2005, we obtained a $1,950,000 mortgage loan from the Bank on our recently purchased building that houses our broadcast facility located in Temecula, California which has a 10 year term loan with a 25 year amortization schedule. This loan carries a variable interest rate of LIBOR plus 1.35%. This loan is secured primarily by a Deed of Trust on the property and is also secondarily secured by the same assets as the revolver. It also contains customary financial and other covenants and restrictions including a change of control provision. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this loan at 6.59%.

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

Driven by a need to increase office space, we reassessed our facilities including floor space utilization, master control equipment, uplink equipment, and other needs during the year ended December 31, 2004. On February 22, 2005, we announced our intention to purchase a 28,000 square foot building in Temecula, California for approximately $2.6 million. We completed the purchase during the third quarter of 2005. We have been completing the building improvements since that time and as of March 31, 2006 are nearly complete. We estimated that aggregate capital expenditures to complete the build-out including updated equipment could exceed $8 million. As of March 31, 2006, we have spent approximately $6 million on such upgrades, and we expect to spend less than $1 million to complete the project prior to the end of 2006. Effective April 1, 2006, we have placed the building and most of the capital expenditures incurred to date “in-service”. In addition to the remaining capital expenditures relating to this building, we also expect to have other capital expenditures of approximately $2 million for the year ended December 31, 2006.

Because of our net loss of $82,000 for the three months ended March 31, 2006, we were in violation as of March 31, 2006 of a covenant relating to our two term loans and our revolving line-of-credit facility requiring profitability of greater than $250,000 each fiscal quarter. On May 9, 2006, we received notice from the bank servicing our debt that it has given us a waiver of this covenant violation.  In addition, the bank modified such covenant to exclude the non-cash compensation expense relating to SFAS 123R when calculating the profitability under this covenant.  Because of this modification, we currently anticipate to be in compliance with such covenant for at least the next 12 months.

As of March 31, 2006, we had sufficient cash on hand and had been generating sufficient cash flow from operations to meet our short-term cash flow requirements. Management believes that our anticipated cash flows from operating activity along with our existing cash resources including cash on-hand, available-for-sale securities and access to the revolver, will be sufficient to fund our operations at current levels and anticipated capital requirements through at least June 1, 2007. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006 and December 31, 2005, our investment portfolio included fixed-income securities of $37,349,000 and $38,830,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of March 31, 2006 and as of the date of this report, we had aggregate outstanding borrowings of approximately $4,719,000 and $4,601,000, respectively. The rates of interest on our currently outstanding debt are fixed while the rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in internal control over financial reporting. During the three months ended March 31, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                 Legal Proceedings.

None.

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

Our current officers, directors and greater than 5% stockholders together currently control greater than 50% of our outstanding common stock. As a result, these stockholders, acting together, would be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve.

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

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                 Defaults Upon Senior Securities.

None.

ITEM 4.                 Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.                 Other Information

On May 9, 2006, we entered into a modification of our existing loans with U.S. Bank N.A. to exclude the non-cash compensation expense relating to SFAS 123R when calculating the profitability under a covenant requiring profitability of greater than $250,000 each fiscal quarter.

ITEM 6.                 Exhibits

Exhibit Number		Description

3.1

Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2		By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
4.1		Instruments defining the rights of security holders, including debentures (see exhibits 3.1, 3.2 and 4.1 above to the Company’s Form 10-Q for the period ended June 30, 2005
31.1		Certification by Chief Executive Officer
31.2		Certification by Chief Financial Officer
32.1	*	Section 1350 Certification by Chief Executive Officer
32.2	*	Section 1350 Certification by Chief Financial Officer

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

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ William A. Owen
William A. Owen
Authorized Officer, Chief Financial Officer and Controller (Principal and Accounting Officer)
Date: May 10, 2006