Form 10-Q
period 2006-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2006-08-09
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 31, 2006
Common Stock, $0.001 par value	25,025,294

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For The Period Ended June 30, 2006

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,040	$18,276
Investment in available-for-sale securities	34,566	38,830
Accounts receivable, net of allowance for doubtful accounts of $369 and $275	6,623	5,320
Income tax refund receivable	2,852	3,843
Deferred tax assets, net	1,858	1,015
Prepaid programming costs	2,893	2,381
Other current assets	1,813	689
Total current assets	72,645	70,354

Property, plant and equipment at cost, net:
Membership division	3,409	3,526
Outdoor Channel equipment and improvements	13,267	12,097
Property, plant and equipment, net	16,676	15,623
Amortizable intangible assets	1,100	1,380
Goodwill	44,457	44,457
Other non-amortizable intangible assets	10,573	10,573
Deferred tax assets, net	9,532	9,230
Derivative instruments	59	—
Deposits and other assets	1,205	605
Totals	$156,247	$152,222

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,852	$2,864
Accrued severance payments	18	18
Current portion of long-term debt	699	708
Current portion of deferred revenue	803	422
Customer deposits	1,039	159
Total current liabilities	5,411	4,171

Accrued severance payments, net of current portion	8	16
Long-term debt, net of current portion	3,844	4,193
Deferred revenue, net of current portion	1,310	1,271
Derivative instruments	—	72
Deferred satellite rent obligations	319	295
Total liabilities	10,892	10,018

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 24,971 and 24,409 shares issued and outstanding	25	24
Additional paid-in capital	159,927	158,700
Deferred compensation	—	(1,520)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments	59	(72)
Net unrealized gains on available-for-sale securities	13	36
Total accumulated other comprehensive income (loss)	72	(36)
Accumulated deficit	(14,669)	(14,964)
Total stockholders’ equity	145,355	142,204
Totals	$156,247	$152,222

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Advertising	$5,668	$5,257	$11,353	$10,516
Subscriber fees	4,341	3,894	8,724	7,536
Membership income	918	863	2,139	2,023

Total revenues	10,927	10,014	22,216	20,075

Expenses:
Satellite transmission fees	614	616	1,252	1,249
Advertising	1,587	2,062	3,749	3,756
Programming	2,206	531	3,750	1,052
Selling, general and administrative	7,282	5,967	14,788	12,453

Total expenses	11,689	9,176	23,539	18,510

Income (loss) from operations	(762)	838	(1,323)	1,565

Interest expense	77	1	155	1

Other income, net	645	39	1,268	91

Income (loss) before income taxes	(194)	876	(210)	1,655

Income tax provision (benefit)	(571)	364	(505)	691

Net income	$377	$512	$295	$964

Earnings per common share:
Basic	$0.02	$0.03	$0.01	$0.05
Diluted	$0.01	$0.02	$0.01	$0.04

Weighted average number of common shares outstanding:
Basic	24,763	18,558	24,613	18,516
Diluted	25,972	22,513	26,019	22,453

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2006

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income	Deficit	Total
Balance, January 1, 2006	24,409	$24	$158,700	$(1,520)	$(36)	$(14,964)	$142,204

Comprehensive income:
Net income						295	295
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $9					(23)		(23)
Impact of cash flow hedge					131		131
Total comprehensive income							403

Reclassification of deferred compensation upon adoption of SFAS 123R			(1,520)	1,520			—

Common stock issued upon exercise of stock options	492	1	600				601

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	73						—

Stock-based employee compensation expense			1,714				1,714

Purchase and retirement of treasury stock	(3)		(33)				(33)

Estimated tax benefit from exercise of stock options			705				705

Change in estimated tax benefit from exercise of stock options			(239)				(239)

Balance, June 30, 2006	24,971	$25	$159,927	$—	$72	$(14,669)	145,355

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$295	$964
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,324	1,073
Provision for doubtful accounts	86	140
Stock-based employee compensation	1,714	135
Deferred tax provision, net	(708)	(6)

Changes in operating assets and liabilities:
Accounts receivable	(1,389)	(367)
Income tax refund receivable	991	767
Prepaid programming costs	(512)	(2,000)
Other current assets	(1,124)	(1,424)
Deposits and other assets	(608)	(93)
Accounts payable and accrued expenses	(12)	(416)
Deferred revenue	420	100
Customer deposits	880	942
Accrued severance payments	(8)	(22)
Deferred satellite rent obligations	24	(11)
Net cash provided by (used in) operating activities	1,373	(218)

Investing activities:
Purchases of property, plant and equipment	(2,089)	(3,373)
Purchases of available-for-sale securities	(82,303)	—
Proceeds from sale of available-for-sale securities	86,573	—
Net cash provided by (used in) investing activities	2,181	(3,373)

Financing activities:
Principal payments on long-term debt and capital leases	(358)	(13)
Proceeds from exercise of stock options	601	408
Purchase and retirement of treasury stock	(33)	—
Prepaid offering costs	—	(902)
Net cash provided by (used in) financing activities	210	(507)
Net increase (decrease) in cash and cash equivalents	3,764	(4,098)
Cash and cash equivalents, beginning of period	18,276	13,105
Cash and cash equivalents, end of period	$22,040	$9,007

Supplemental disclosure of cash flow information:

Interest paid	$155	$—

Income taxes paid	$—	$5

Supplemental disclosures of non-cash investing and financing activities:

Effect of net decrease in fair value of available-for-sale securities, net of deferred taxes	$(23)	$(7)

Effect of net increase in fair value of cash flow hedge	$131	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share data)

NOTE 1—ORGANIZATION AND BUSINESS

Description of Operations

Outdoor Channel Holdings, Inc. or “Outdoor Channel Holdings,” is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a combined entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Our wholly owned subsidiary, The Outdoor Channel, Inc. (“TOC”), operates The Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. In addition, TOC also operates Outdoor Channel 2 HD, which also is a national television network with similar, but distinct, programming as The Outdoor Channel’s but is produced and aired utilizing high definition technology.

Our revenues include advertising fees from advertisements aired on The Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel, and from advertisements in “Gold Prospectors & Treasure Hunters in the Great Outdoors” magazine; subscriber fees paid by cable and satellite service providers that air The Outdoor Channel; membership fees from members in both LDMA-AU, Inc. (“Lost Dutchman’s”) and Gold Prospector’s Association of America, LLC (“GPAA”); and other income including income from sales of products and services related to gold prospecting, gold expositions, expeditions and outings.

Other business activities consist of the promotion and sale of a gold prospecting expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman’s that entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of these and other properties.  Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, the entity that owns the building which houses our broadcast facility.

NOTE 2—UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006 and its results of operations and cash flows for the three and/or six months ended June 30, 2006 and 2005. Information included in the consolidated balance sheet as of December 31, 2005 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) for the year ended December 31, 2005 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K.

The results of the Company’s operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

NOTE 3— STOCK INCENTIVE PLANS

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). We have elected to use the modified prospective transition method. This method requires compensation cost to be recognized in the financial statements over the service period for the fair value of all awards (including awards to employees) granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption and requires that prior periods not be restated. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock and stock appreciation rights (“SARs”) to our officers, directors and employees. Outstanding options generally vest and are exercisable from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs. Prior to the adoption of SFAS 123R, we used the intrinsic value method to account for stock options granted to employees and generally, made no charges against earnings with respect to those options at the date of grant since our employee options had exercise prices that were equal to the market price. SFAS 123R requires that we elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of June 30, 2006, we have not made that election.

For the three and six months ended June 30, 2006, the adoption of SFAS 123R reduced income from operations by $756 and $1,470, respectively, reduced net income by $532 and $1,022, respectively, reduced basic earnings per share by $0.02 and $0.04, respectively, and reduced diluted earnings per share by $0.02 and $0.04, respectively. The adoption of SFAS 123R did not have a material effect on the condensed consolidated statement of cash flows for the six months ended June 30, 2006.

The weighted average grant date fair value of employee stock options granted by us in the six months ended June 30, 2006 was estimated to be $6.72 per share using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30, 2006
Risk-free interest rate	4.3 - 4.9%
Dividend yield	0%
Expected life	4.4 yrs.
Volatility factor	58.5 – 62.4%

Expected volatilities are based on historical volatility of our stock. We have adopted the guidance of Staff Accounting Bulletin No. 107 that notes if share options have plain vanilla characteristics, a simplified method of estimating the expected life of the option may be employed. The simplified method utilizes the average of the vested term and the original contract term. We have recently experienced certain events that indicate that our long-term historical experience is no longer valid. As such we adopted the simplified method. Our short-term historical experience with exercise and post-vesting employment termination behavior supports this method for determining the options’ expected life. When sufficient historical experience has been realized we will use such experience for future estimations of the expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

Our historical net income and earnings per common share and pro forma net income and earnings per common share assuming compensation cost had been determined for the three and six months ended June 30, 2005 based on the fair value instead of the intrinsic value at the grant date for all awards by us to our employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123R, and amortized ratably over the vesting period, are set forth below:

	For the Period Ended
	June 30, 2005
	Three Months	Six Months
Net income:
As reported	$512	$964
Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects	(432)	(829)

Pro forma – basic and diluted	$80	$135

Basic earnings per common share:
As reported	$0.03	$0.05
Pro forma	$0.00	$0.01
Diluted earnings per common share:
As reported	$0.02	$0.04
Pro forma	$0.00	$0.01

The fair value of each option granted by us in the six months ended June 30, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30, 2005
Risk-free interest rate	3.7 – 4.2%
Dividend yield	0%
Expected life	3.8 – 5.1 yrs.
Volatility factor	37.7%

In accordance with the provisions of SFAS 123R, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by us are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model.

NOTE 4—EARNINGS PER SHARE

We have presented “basic” and “diluted” earnings per common share in the accompanying condensed consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company were issued during the period if any such issuances would have had a dilutive effect.

For the three and six months ended June 30, 2006 and 2005, the computation of diluted earnings per common share took into account the effects on the weighted average number of common shares outstanding of the assumed exercise of the outstanding stock options, adjusted for the application of the treasury stock method. The greatest number of shares potentially issuable by us upon the exercise of stock options in either quarter of the six months ended June 30, 2006 and 2005 that were not included in the computation of net earnings per common share because they were anti-dilutive, totaled 3,437 and 110, respectively.

The following table summarizes the calculation of net income and the weighted average common shares outstanding for basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerators:
Net income–basic	$377	$512	$295	$964

Denominators:
Weighted average common shares outstanding—basic	24,763	18,558	24,613	18,516
Dilutive effect of potentially issuable common shares upon exercise of stock options as adjusted for the application of the treasury stock method	1,209	3,955	1,406	3,937
Diluted weighted average common shares outstanding	25,972	22,513	26,019	22,453

NOTE 5—EQUITY TRANSACTIONS

Issuances of Common Stock

During the six months ended June 30, 2006 and 2005, we received cash proceeds of approximately $601 and $408 from the exercise of options for the purchase of 492 and 194 shares of common stock, respectively.

During the six months ended June 30, 2006, we issued employees 86 shares of restricted stock. The rights to these shares vest over three and five year periods. Based on the weighted average closing market price on the day before the grants of $12.47 per share and after adjustment for the estimated forfeiture rate, the fair value of the restricted stock was $812. Under SFAS 123R this amount (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet) will be amortized to stock-based employee compensation expense as the rights to the restricted stock vest with an equivalent amount added to additional paid-in capital. During the six months ended June 30, 2006, a total of 13 shares of restricted stock have been cancelled due to employee turnover. As of June 30, 2006, we have 188 non-vested shares of restricted stock outstanding and $1,990 of expense yet to be recognized which will be amortized as compensation expense over the employees’ remaining requisite service periods.

Stock Option Plans

Descriptions of Outdoor Channel Holdings’ stock option plans are included in Note 3 herein and Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2005. A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of June 30, 2006 and the changes in options outstanding during the six months then ended is presented in the table that follows:

	Shares	Weighted- average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	3,564	$7.31
Options granted	205	12.84
Options exercised	(492)	1.22
Options cancelled or expired	(14)	11.85
Options outstanding at end of period	3,263	$8.56	3.8 years	$16,733

Options exercisable at end of period	2,185	$6.20	3.0 years	$14,617

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $6.35 and $6.72, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $3,392 and $5,147, respectively.

A summary of the status of Outdoor Channel Holdings’ non-vested restricted shares as of June 30, 2006 and the changes in restricted shares outstanding during the six months then ended is presented in the table that follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at beginning of period	127	$14.43
Granted	86	12.47
Vested	(12)	14.91
Cancelled	(13)	14.67

Non-vested shares outstanding at end of period	188	$13.50

As of June 30, 2006, $8,485 of expense with respect to non-vested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 1.9 years.

NOTE 6—RELATED PARTY TRANSACTIONS

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders, directors and officers of the Company. In December 2005, the lease agreements were consolidated into one lease. The new lease agreement has a five-year term, expiring on December 31, 2010, with 2 five-year renewal options at our discretion. Monthly rent payments are $29 with a 3% per year escalator clause. Rent expense paid to Musk Ox Properties, LP totaled approximately $87 and $63 in the three months ended June 30, 2006 and 2005, respectively, and approximately $174 and $126 in the six months ended June 30, 2006 and 2005, respectively.

NOTE 7—SEGMENT INFORMATION

Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), we report segment information in the same format as reviewed by our Chief Operating Decision Maker (the “CODM”). We segregate our business activities into TOC and the Membership Division. TOC is a separate business activity that broadcasts television programming on The Outdoor Channel and Outdoor Channel 2 HD24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel) and subscriber fees. Lost Dutchman’s and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes magazine sales, advertisements within the magazine, the sale of products and services related to gold prospecting, gold expositions, expeditions and outings. Intersegment sales amounted to $149 in each of the three months ended June 30, 2006 and 2005 and $298 in each of the six months ended June 30, 2006 and 2005.

Information with respect to these reportable segments as of and for the three and six months ended June 30, 2006 and 2005 is as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended: June 30, 2006
TOC	$9,815	$549	$27,095	$564	$888
Membership Division	1,112	(190)	5,714	72	12
Subtotals of Segments	10,927	359	32,809	636	900
Corporate*	—	(553)	123,438	136	—
Totals	$10,927	$(194)	$156,247	$772	$900

June 30, 2005
TOC	$8,994	$1,709	$23,296	$285	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,536	29,225	363	1,705
Corporate*	—	(660)	72,917	136	—
Totals	$10,014	$876	$102,142	$499	$1,705

As of and for the Six Months Ended: June 30, 2006
TOC	$19,725	$1,362	$27,095	$908	$2,065
Membership Division	2,491	(1)	5,714	144	24
Subtotals of Segments	22,216	1,361	32,809	1,052	2,089
Corporate*	—	(1,571)	123,438	272	—
Totals	$22,216	$(210)	$156,247	$1,324	$2,089

June 30, 2005
TOC	$17,751	$2,981	$23,296	$645	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,867	29,225	801	3,373
Corporate*	—	(1,212)	72,917	272	—
Totals	$20,075	$1,655	$102,142	$1,073	$3,373

*We capture corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of: professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated directly with either TOC or the Membership division. Corporate assets consisted primarily of cash not held in our operating accounts, available-for-sale securities, goodwill, net deferred tax assets and intangible assets. Our CODM, when analyzing operations of our segments, considers the cash balances and investments in available for sale securities held for future investment in operations to be appropriately excluded from the operating segments. Further, the CODM does not consider the intangible assets when assessing the performance of these segments and accordingly 100% of the goodwill, net deferred tax assets and intangible assets are allocated to Corporate.

NOTE 8—INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Our short term investments in marketable debt and equity securities are classified as available-for-sale and are recorded at fair value at the end of each period. Gross realized gains and losses on sales of these securities during the three and six months ended June 30, 2006 and 2005 and all gross realized gains and losses related to such investments prior to the three and six months ended June 30, 2006 and the year ended December 31, 2005 were not material. Included in investments in available-for-sale securities at June 30, 2006 and December 31, 2005 are investments in auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty and, accordingly, they are carried at cost, which approximates fair value, and classified as current assets. All income generated from these investments is recorded as interest income. We had unrealized net holding gains on marketable equity securities at June 30, 2006 and December 31, 2005 of $13 and $36, respectively, that are in “accumulated other comprehensive income”.

The investment in available-for-sale securities is as follows:

	As of June 30, 2006	As of December 31, 2005
Auction rate securities	$33,730	$38,000
Equities	836	830
Total available-for-sale securities	$34,566	$38,830

NOTE 9—INCOME TAX PROVISION

The income tax benefits reflected in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 are different than the expected tax benefits computed based on the pre-tax losses and the applicable statutory Federal income tax rate of 34%.  Interim tax provisions and benefits are determined using an estimate of the annual effective tax rate. However, the interim tax benefit that can be recognized is limited to the amount for which realization is more likely than not.

We estimate that it is more likely than not that we will have income before income taxes for financial statement reporting purposes for the year ending December 31, 2006 and that the annual effective tax rate (including an estimate for state taxes) will be approximately 240% of income before taxes. Accordingly, we have applied that rate in computing the tax benefits that we have recognized for the three and six months ended June 30, 2006.

Our estimated annual effective tax rate is affected by permanent differences between income before taxes for financial reporting purposes and taxable income. Our most significant permanent difference, and the principal reason why our estimated effective income tax rate is substantially greater than the statutory Federal income tax rate, relates to the portion of our compensation expense recognized for financial reporting purposes that is attributable to the non-cash charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees which are generally not deductible for tax reporting purposes. We recognized non-cash charges to compensation expense of $192 and $343 in the three and six months ended June 30, 2006, respectively, related to ISOs under SFAS 123R.

Our estimate for state taxes is based on the California statutory rates. We are in the process of filing income tax returns in various states in which we have nexus and have not previously filed income tax returns to apportion our income to such states. We believe that we will be able to amend our California returns to reflect the apportionment. In the event we are not able to amend our California returns, we could incur additional income taxes.

NOTE 10—LONG TERM DEBT AND LINE OF CREDIT

We have two long-term loans and a line of credit with U.S. Bank N.A. (the “Bank”). Aggregate outstanding borrowings as of June 30, 2006 under the long-term loans were $4,543. We did not have any borrowings under the line of credit.  These loans and the line of credit contain customary covenants including certain minimum profitability metrics measured at each quarter end including quarter profitability and trailing twelve months profitability. As of March 31, 2006, we did not meet some of these covenants and were in violation thereof. On May 9, we received notice from the Bank giving us a waiver of the covenant violation and a permanent amendment of the covenant to exclude non-cash stock based employee compensation expense in the profitability metrics. As of June 30, 2006, we are in compliance with the current loan covenants.

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

These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties which are included in Part II, Item 1A Risk Factors below and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Our revenues include (1) advertising fees from advertisements aired on The Outdoor Channel and from advertisements in Gold Prospector & Treasure Hunters in the Great Outdoors magazine; (2) subscriber fees paid by cable and satellite service providers that air The Outdoor Channel; and (3) membership fees from members in both Lost Dutchman’s and GPAA and other income including magazine sales, products and services related to gold prospecting, gold expositions, expeditions and outings. Advertising fees also include fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”) “Share-Based Payment” which revised the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments, including all options granted to employees, be recognized as expense in the historical financial statements as services are performed. Prior to the adoption of SFAS 123R, we used the intrinsic value method to account for employee stock options and, generally, made no charges against earnings with respect to those options at the date of grant since our employee options had exercise prices that were equal to the market price. SFAS 123R is effective for issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Accordingly, we adopted the provisions of SFAS No. 123R effective January 1, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

The FASB had issued certain other accounting pronouncements as of June 30, 2006 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and six months ended June 30, 2006.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and June 30, 2005

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2006	2005	$	%	2006	2005
Revenues:
Advertising	$5,668	$5,257	$411	7.8%	51.9%	52.5%
Subscriber fees	4,341	3,894	447	11.5	39.7	38.9
Membership income	918	863	55	6.4	8.4	8.6
Total revenues	10,927	10,014	913	9.1	100.0	100.0

Expenses:
Satellite transmission fees	614	616	(2)	(0.3)	5.6	6.1
Advertising	1,587	2,062	(475)	(23.0)	14.5	20.6
Programming	2,206	531	1,675	315.4	20.2	5.3
Selling, general and administrative	7,282	5,967	1,315	22.0	66.7	59.6
Total expenses	11,689	9,176	2,513	27.4	107.0	91.6

Income (loss) from operations	(762)	838	(1,600)	(190.9)	(7.0)	8.4

Interest expense	77	1	76	NMF	0.7	—

Other income, net	645	39	606	NMF	5.9	0.3

Income (loss) before income taxes	(194)	876	(1,070)	NMF	(1.8)	8.7

Income tax provision (benefit)	(571)	364	(935)	NMF	(5.2)	3.6

Net income	$377	$512	$(135)	NMF %	3.4%	5.1%

NMF – Not Meaningful

Comparison of Operating Results for the Six Months Ended June 30, 2006 and June 30, 2005

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2006	2005	$	%	2006	2005
Revenues:
Advertising	$11,353	$10,516	$837	8.0%	51.1%	52.4%
Subscriber fees	8,724	7,536	1,188	15.8	39.3	37.5
Membership income	2,139	2,023	116	5.7	9.6	10.1
Total revenues	22,216	20,075	2,141	10.7	100.0	100.0

Expenses:
Satellite transmission fees	1,252	1,249	3	0.2	5.6	6.2
Advertising	3,749	3,756	(7)	(0.2)	16.9	18.7
Programming	3,750	1,052	2,698	256.5	16.9	5.3
Selling, general and administrative	14,788	12,453	2,335	18.8	66.6	62.0
Total expenses	23,539	18,510	5,029	27.2	106.0	92.2

Income (loss) from operations	(1,323)	1,565	(2,888)	(184.5)	(6.0)	7.8

Interest expense	155	1	154	NMF	0.7	—

Other income, net	1,268	91	1,177	NMF	5.7	0.4

Income (loss) before income taxes	(210)	1,655	(1,865)	NMF	(1.0)	8.2

Income tax provision (benefit)	(505)	691	(1,196)	NMF	(2.3)	3.4

Net income	$295	$964	$(669)	NMF %	1.3%	4.8%

NMF – Not Meaningful

Revenues

Our revenues include revenues from (1) advertising fees; (2) subscriber fees; and (3) membership income. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising), and from the sale of advertising space in publications such as the Gold Prospectors & Treasure Hunters in the Great Outdoors magazine. Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on The Outdoor Channel. For the three months ended June 30, 2006 and 2005, The Outdoor Channel generated approximately 96.6% and 97.0% of our advertising revenue, respectively. For the six months ended June 30, 2006 and 2005, The Outdoor Channel generated approximately 96.9% and 97.1% of our advertising revenue, respectively. Subscriber fees are solely related to The Outdoor Channel. Membership income is generated by our activities other than the operation of The Outdoor Channel and includes membership sales, magazine sales, merchandise sales, and sponsored outings and expeditions in connection with GPAA and Lost Dutchman’s.

Total revenues for the three months ended June 30, 2006 were $10,927,000, an increase of $913,000, or 9.1%, compared to revenues of $10,014,000 for the three months ended June 30, 2005. Total revenues for the six months ended June 30, 2006 were $22,216,000, an increase of $2,141,000, or 10.7%, compared to revenues of $20,075,000 for the six months ended June 30, 2005. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended June 30, 2006 was $5,668,000, an increase of $411,000 or 7.8% compared to $5,257,000 for the three months ended June 30, 2005. Advertising revenue for the six months ended June 30, 2006 was $11,353,000, an increase of $837,000 or 8.0% compared to $10,516,000 for the six months ended June 30, 2005. For June 2006, Nielsen estimated that The Outdoor Channel had 26.6 million viewers compared to 24.6 million for the same period a year ago. (Nielsen revises this estimate each month and for August 2006, Nielsen increased its estimate to approximately 27.6 million subscribers). The increase in advertising revenue for the three and six months ended June 30, 2006 principally reflects higher prices paid by third party programmers for advertising time in connection with the airing of their programs, incremental advertising inventory retained by us to sell and additional revenue generated by our technical services department for providing production services for third party programmers. These factors contributing to the increase were offset somewhat by less demand for our long-form inventory that resulted in lower prices paid for infomercial blocks. We expect this softness in the long-form market to continue for the foreseeable future. In addition, we expect to provide less technical services to third parties in 2007 than in 2006.

Subscriber fees for the three months ended June 30, 2006 were $4,341,000, an increase of $447,000 or 11.5% compared to $3,894,000 for the three months ended June 30, 2005. Subscriber fees for the six months ended June 30, 2006 were $8,724,000, an increase of $1,188,000 or 15.8% compared to $7,536,000 for the six months ended June 30, 2005. The increase in subscriber fees for the period was primarily due to an increased number of paying subscribers both from new affiliates and from existing distributors and contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel. When comparing the respective quarterly results, most notable growth came from DirecTV, Time Warner, Comcast and Cox. Principally we attribute the growth to the popularity of our programming as consumers continue to request our channel.

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

Membership income for the three months ended June 30, 2006 was $918,000, an increase of $55,000 or 6.4% compared to $863,000 for the three months ended June 30, 2005. Membership income for the six months ended June 30, 2006 was $2,139,000, an increase of $116,000 or 5.7% compared to $2,023,000 for the six months ended June 30, 2005. We believe that the recent surge in gold prices has reflected itself in renewed interest by the consuming public that led to our increased activity in 2006. In the near term, we do not expect significant fluctuations in membership income year-to-year.

Expenses

Expenses consist of the cost of (1) satellite transmission fees; (2) advertising; (3) programming; and (4) selling, general and administrative expenses.

Total expenses for the three months ended June 30, 2006 were $11,689,000, an increase of $2,513,000 or 27.4%, compared to $9,176,000 for the three months ended June 30, 2005. Total expenses for the six months ended June 30, 2006 were $23,539,000, an increase of $5,029,000 or 27.2%, compared to $18,510,000 for the six months ended June 30, 2005. As a percentage of revenues, total expenses were 107.0% and 91.6% in the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, total expenses were 106.0% and 92.2% in the six months ended June 30, 2006 and 2005, respectively. The increase in expenses was due to several factors including increased programming costs as a result of the launch of our second channel, Outdoor Channel 2 HD, at the beginning of the third quarter of 2005, adoption of SFAS 123R effective January 1, 2006, additional depreciation expense resulting from our broadcast facility which was placed into service effective April 1, 2006, and other items more fully described as follows.

Satellite transmission fees for the three months ended June 30, 2006 were $614,000, a decrease of $2,000, or 0.3%, compared to $616,000 for the three months ended June 30, 2005. Satellite transmission fees for the six months ended June 30, 2006 were $1,252,000, an increase of $3,000, or 0.2%, compared to $1,249,000 for the six months ended June 30, 2005. The noted changes reflect the relative fixed nature of our contracts for uplink and transmission of our signals.

Advertising expenses for the three months ended June 30, 2006 were $1,587,000, a decrease of $475,000 or 23.0% compared to $2,062,000 for the three months ended June 30, 2005. Advertising expenses for the six months ended June 30, 2006 were $3,749,000, a decrease of $7,000 or 0.2% compared to $3,756,000 for the six months ended June 30, 2005. In the first quarter of 2006, we conducted an aggressive campaign that was part of our strategic plan to support continued subscriber growth. In the second quarter of 2006, we reduced our spending on advertising to levels that, in aggregate, matched our six month plan. Generally we expect spending levels on advertising related expenses to trend with the aggregate six month levels with moderate increases to support our effort to drive subscriber growth and ultimately revenue growth.

Programming expenses for the three months ended June 30, 2006 were $2,206,000, an increase of $1,675,000 or 315.4% compared to $531,000 for the three months ended June 30, 2005. Programming expenses for the six months ended June 30, 2006 were $3,750,000, an increase of $2,698,000 or 256.5% compared to $1,052,000 for the six months ended June 30, 2005. The increase is principally a result of our decision to launch our second channel, Outdoor Channel 2 HD, on July 1, 2005. We incurred minimal programming costs relative to this channel in the first and second quarters of 2005 as most of such costs incurred at that time were charged to prepaid programming expense in anticipation of its launch in the second half of 2005. During the first and second quarters of 2006, Outdoor Channel 2 HD was fully-programmed.

Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule is typically over 2 or 4 quarters that generally does not extend more than 2 years. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming.

Programming expenses are expected to increase as a percentage of revenue as we pursue our strategy to produce, or acquire, more programming in-house as opposed to selling the air time to third party producers. As a result, we believe we will control more of our programs’ quality, advertising inventory, sponsorship opportunities, and the potential to re-package our programming for other uses such as video-on-demand, international licensing, and production of DVDs for retail distribution. Since we have limited experience in re-packaging our programming for these other uses, we do not retain costs in prepaid programming to match with these potential revenue sources. When we develop a sufficient history, our policy might change.

Selling, general and administrative expenses for the three months ended June 30, 2006 were $7,282,000, an increase of $1,315,000 or 22.0% compared to $5,967,000 for the three months ended June 30, 2005. Selling, general and administrative expenses for the six months ended June 30, 2006 were $14,788,000, an increase of $2,335,000 or 18.8% compared to $12,453,000 for the six months ended June 30, 2005. As a percentage of revenues, selling, general and administrative expenses were 66.7% and 59.6% in the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, selling, general and administrative expenses were 66.6% and 62.0% in the six months ended June 30, 2006 and 2005, respectively. The increase was primarily attributable to the adoption of SFAS 123R as of January 1, 2006 which now requires us to charge the fair value of stock options we have issued to our employees over the vesting period to compensation expense which we did not have to record in 2005. The non-cash charge in the three and six months ended June 30, 2006 amounted to $756,000 and $1,470,000, respectively. The remainder of the increase in selling, general and administrative fees related primarily to increased research fees to support our selling efforts, subscriptions to support our programming department, accounting fees for completion of our Sarbanes-Oxley audit in 2006 related to the 2005 fiscal year, legal fees incurred in the first quarter as a result of our ongoing efforts related to our carriage agreement negotiations, depreciation expense incurred related to our broadcast facility placed into service April 1, 2006 and to other operating costs.

We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, in excess of the related subscriber revenue as we continue to work to gain increased distribution of our channels, the adoption of SFAS 123R as well as from increases in other corporate expenses.

Income (Loss) from Operations

Income (loss) from operations for the three months ended June 30, 2006 was a loss of $762,000, a decrease of $1,600,000 compared to income of $838,000 for the three months ended June 30, 2005. Income (loss) from operations for the six months ended June 30, 2006 was a loss of $1,323,000, a decrease of $2,888,000 compared to income of $1,565,000 for the six months ended June 30, 2005. As discussed above, this decrease is primarily a result of the increased programming costs associated with the launch of our second channel, Outdoor Channel 2 HD, increased compensation expense resulting from the adoption of SFAS 123R, increased legal fees relating to our carriage agreements and depreciation related to our newly opened broadcast facility. As we continue to strive to drive growth of our subscriber base including the ongoing and planned payment of launch support, and as we further develop our second channel, Outdoor Channel 2 HD, we will continue to incur increased expenses such as programming, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the foreseeable future. There can be no assurance that these strategies will be successful.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $77,000, an increase of $76,000 compared to $1,000 for the three months ended June 30, 2005. Interest expense for the six months ended June 30, 2006 was $155,000, an increase of $154,000 compared to $1,000 for the six months ended June 30, 2005. This is attributable to having obtained two term loans in November 2005 with original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35%.

Other Income, Net

Other income, net for the three months ended June 30, 2006 was $645,000, an increase of $606,000 compared to $39,000 for the three months ended June 30, 2005. Other income, net for the six months ended June 30, 2006 was $1,268,000, an increase of $1,177,000 compared to $91,000 for the six months ended June 30, 2005. This improvement was primarily due to increased dividends and interest earned on our increased investment in available-for-sale securities and cash and cash equivalent balances.

Income (Loss) Before Income Taxes

Income (loss) before income taxes as a percentage of revenues was (1.8%) for the three months ended June 30, 2006 compared to 8.7% for the three months ended June 30, 2005. Income (loss) before income taxes as a percentage of revenues was (1.0%) for the six months ended June 30, 2006 compared to 8.2% for the six months ended June 30, 2005.

The TOC segment’s income before income taxes decreased to $549,000 for the three months ended June 30, 2006 from $1,709,000 for the three months ended June 30, 2005. The TOC segment’s income before income taxes decreased to $1,362,000 for the six months ended June 30, 2006 from $2,981,000 for the six months ended June 30, 2005. Expressed as a percentage of revenue, the TOC segment’s income before income taxes decreased to 5.6% for the three months ended June 30, 2006, compared to 19.0% for the three months ended June 30, 2005. Expressed as a percentage of revenue, the TOC segment’s income before income taxes decreased to 6.9% for the six months ended June 30, 2006, compared to 16.8% for the six months ended June 30, 2005. The decrease was due mainly to increased programming costs as a result of having launched our second channel, Outdoor Channel 2 HD, at the beginning of the third quarter of 2005 thus related costs were incurred in the first and second quarters of 2006 that were not incurred in the same periods in 2005. Contributing to the decline was the adoption of SFAS 123R whereby the TOC segment recognized $222,000 and $390,000 of compensation expense related to employee stock options in the three and six months ended June 30, 2006, respectively, (2.0% of segment revenue) that it did not have in the same period in 2005. TOC placed our new broadcast facility into service April 1, 2006 which resulted in depreciation expense of $199,000 in the second quarter of 2006 that did not exist in 2005. Also, we incurred incremental expenses in subscriptions and research to support our programming and selling efforts.

The Membership Division segment’s loss before income taxes increased to $190,000 for the three months ended June 30, 2006 from a loss of $173,000 for the three months ended June 30, 2005. The Membership Division segment’s loss before income taxes decreased to $1,000 for the six months ended June 30, 2006 from a loss of $114,000 for the six months ended June 30, 2005. Expressed as a percentage of revenues, the Membership Division segment’s loss before income taxes increased to 17.1% for the three months ended June 30, 2006 compared to 17.0% for the three months ended June 30, 2005. Expressed as a percentage of revenues, the Membership Division segment’s loss before income taxes improved to 0.0% for the six months ended June 30, 2006 compared to (4.9%) for the six months ended June 30, 2005. Revenue increased $92,000 or 9.0% and $167,000 or 7.2% in the three and six months ended June 30, 2006, respectively. The improvement is principally a result of a renewed interest in gold prospecting which we believe is partially driven by rising gold prices. Also contributing to the improving segment margins is a slight decrease in personnel with the commensurate savings of payroll, payroll related expenses and travel costs.

Corporate incurred a loss before income taxes for the three months ended June 30, 2006 amounting to $553,000, a decrease of $107,000 compared to a loss of $660,000 for the three months ended June 30, 2005. Corporate incurred a loss before income taxes for the six months ended June 30, 2006 amounting to $1,571,000, an increase of $359,000 compared to a loss of $1,212,000 for the six months ended June 30, 2005. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, amortization of intangibles, business insurance, board of directors fees and expenses, and an allocation of corporate officers’ payroll and related expenses. Effective January 1, 2006, we prospectively adopted SFAS 123R and Corporate incurred a charge to compensation expense related to stock options of $490,000 and $1,007,000 in the three and six months ended June 30, 2006, respectively. In the first three months of 2006, our Corporate loss was greater than the same period in 2005 due to the incurrence of a charge to compensation expense for SFAS 123R of $517,000 not incurred in 2005, as well as an aggressive ad campaign conducted in the first quarter of 2006, accounting expenses incurred with our first Sarbanes-Oxley 404 audit conducted in 2006 for December 31, 2005, and certain legal fees incurred as a result of our ongoing efforts related to our carriage agreement negotiations. The increased expenses were somewhat offset by interest and dividend income earned on our cash and investment in available-for-sale securities. In the second three months of 2006 our Corporate loss was less than the same period in 2005. As noted above, we incurred approximately $490,000 of additional compensation expense as a result of the adoption of SFAS 123R in the second quarter that we did not have in the second quarter of 2005 but we also realized approximately $622,000 of interest and dividend income in the 2006 quarter which was not generated in the same period in 2005.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended June 30, 2006 was ($571,000), a decrease of $935,000 as compared to $364,000 for the three months ended June 30, 2005. Income tax provision (benefit) for the six months ended June 30, 2006 was ($505,000), a decrease of $1,196,000 as compared to $691,000 for the six months ended June 30, 2005. The decrease was principally due to the Company incurring a loss in the first six months of 2006 as compared to income generated in the first six months of 2005. The effective income tax rate for the three and six months ended June 30, 2006 is (294.3%) and (240.5%), respectively. For the three and six months ended June 30, 2005, the effective income tax was approximately 41.6% and 41.8%, respectively. These benefit rates exceed the expected tax benefits computed based on the pre-tax losses and the applicable statutory Federal income tax rate of 34%. Interim tax provisions and benefits are determined using an estimate of the annual effective tax rate. Our estimated annual effective tax rate is affected by permanent differences between income before taxes for financial reporting purposes and taxable income. Our most significant permanent difference, and the principal reason why our estimated effective income tax rate is substantially greater than the statutory Federal income tax rate, relates to the portion of our compensation expense recognized for financial statement reporting purposes that is attributable to the non-cash charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees which are generally not deductible for tax reporting purposes. We recognized non-cash charges to compensation expense of $192 and $343 in the three and six months ended June 30, 2006, respectively, related to ISOs under SFAS 123R.

Net Income

Net income for the three months ended June 30, 2006 was $377,000, a decrease of $135,000 compared to $512,000 for the three months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $295,000, a decrease of $669,000 compared to $964,000 for the six months ended June 30, 2005. The decrease was due to the reasons stated above.

Liquidity and Capital Resources

We generated $1,373,000 of cash in our operating activities in the six months ended June 30, 2006, compared to cash used in operating activities of $218,000 in the six months ended June 30, 2005 and had a cash and cash equivalent balance of $22,040,000 at June 30, 2006, an increase of $3,764,000 from the balance of $18,276,000 at December 31, 2005. We also had short-term investments classified as available-for-sale securities of $34,566,000 at June 30, 2006, a decrease of $4,264,000 from the balance of $38,830,000 at December 31, 2005. The investments at June 30, 2006 were comprised principally of auction rate securities ($33,730,000) with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. Various equity securities ($836,000) make up the remainder of the June 30, 2006 balance. We believe we have the ability to quickly liquidate the auction rate securities at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $67,234,000 at June 30, 2006, compared to $66,183,000 at December 31, 2005.

Net cash provided by investing activities was $2,181,000 in the six months ended June 30, 2006 compared to cash used of $3,373,000 for the six months ended June 30, 2005. The increase in cash provided by investing activities was related principally to the net difference of sales and purchases of short-term auction rate securities which did not exist in the first and second quarters of 2005. Additionally contributing to the increase in cash provided by investing activities was a decrease in capital expenditures in the first six months of 2006 compared to the same time period in 2005. In the first half of 2005 we acquired equipment related to our HD signal and production in anticipation of the launch of our second channel on July 1, 2005. In 2005, we also purchased a number of vehicles we use in support of affiliate sales and our annual Alaska trip. After we reassessed our facilities requirements including floor space utilization, master control equipment, uplink equipment, and other needs, we announced our intention to purchase a 28,000 square foot building in Temecula, California for approximately $2.6 million, on February 22, 2005. We completed the purchase during the third quarter of 2005. We have substantially completed the building improvements and placed the facility into service on April 1, 2006. Additional capital expenditures were for fixed asset replacements.

Cash provided by financing activities was $210,000 in the six months ended June 30, 2006 compared to cash used of $507,000 for the six months ended June 30, 2005. The cash provided by financing activities in the six months ended June 30, 2006 was the exercise of stock options, offset by principal payments on outstanding debt. The cash used in financing activities in the six months ended June 30, 2005 was primarily for prepaid costs for our public offering completed on July 1, 2005 partially offset by the proceeds from the exercise of stock options.

On November 2, 2005, we renewed our revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 7, 2007 and increasing the total amount which can be drawn upon under the revolver from $5,000,000 to $8,000,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of our assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision and certain minimum profitability metrics (which, as amended, exclude the effects of non-cash stock based employee compensation expense) measured at each quarter end. As of June 30, 2006 and as of the date of this report, we did not have any amounts outstanding under this credit facility.

On November 2, 2005, we obtained a $1,950,000 mortgage loan from the Bank on our recently purchased building that houses our broadcast facility located in Temecula, California which has a 10 year term loan with a 25 year amortization schedule. This loan carries a variable interest rate of LIBOR plus 1.35%. This loan is secured primarily by a Deed of Trust on the property and is also secondarily secured by the same assets as the revolver. It also contains customary financial and other covenants and restrictions including a change of control provision and certain minimum profitability metrics (which, as amended, exclude the effects of non-cash stock based employee compensation expense) measured at each quarter end. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this loan at 6.59%.

On November 2, 2005, we obtained a $3,000,000, five year fully amortizing term loan. This loan carries a variable interest rate of LIBOR plus 1.35%. This term loan is secured by the same assets as the revolver and contains customary financial and other covenants and restrictions including a change of control provision and certain minimum profitability metrics (which, as amended, exclude the effects of non-cash stock based employee compensation expense) measured at each quarter end. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this term loan at 6.35%. This loan was obtained to help finance the equipment and leasehold improvements bought in relation the build out of our broadcast facility including delivery of our HD signal and production.

As of June 30, 2006, we had sufficient cash on hand and had been generating sufficient cash flow from operations to meet our short-term cash flow requirements including the payment of unpaid taxes to those states in which we have sufficient nexus but have not previously apportioned income. Management believes that our anticipated cash flows from operating activity along with our existing cash resources including cash on-hand, available-for-sale securities and access to the revolver, will be sufficient to fund our operations at current levels and anticipated capital requirements through at least September 1, 2007. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006 and December 31, 2005, our investment portfolio included fixed-income and equity securities of $34,566,000 and $38,830,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of June 30, 2006 and as of the date of this report, we had aggregate outstanding borrowings of approximately $4,543,000 and $4,426,000, respectively. The rates of interest on our currently outstanding debt are fixed while the rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that our system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in internal control over financial reporting. During the three months ended June 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                 Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.              Risk Factors.

Our business and operations are subject to a number of risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect our business, financial condition and future operating results and should be read in conjunction with the risks and uncertainties, including risk factors, contained in our other filings with the Securities and Exchange Commission. Any forward-looking statements made by us are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Securities Litigation Reform Act and a number of factors, including, but not limited to those discussed below, could cause our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

We may not be able to grow our subscriber base at a sufficient rate to offset planned increased costs or at all, and as a result our revenues and profitability may not increase and could decrease.

A major component of our growth strategy is based on increasing the number of subscribers to our channels. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for our channels; overall growth in cable and satellite subscribers; the popularity of our programming; our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, and maintain existing distribution; plus other factors that are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of our channels on cable and satellite systems or that our current carriage will not decrease as a result of a number of factors. In particular, negotiations for new carriage agreements, or amendments to, or renewals of, current carriage agreements, are lengthy and complex, and we are not able to predict with any accuracy when such increases in our subscriber base may occur, if at all. If we are unable to grow our subscriber base, our subscriber and advertising revenues may not increase and could decrease. In addition, as we plan and prepare for such projected growth in our subscriber base, we plan to increase our expenses accordingly. If we are not able to increase our revenue to offset these increased expenses, our profitability could decrease.

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

The success of The Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we have relationships or agreements with most of the largest MSOs and satellite service providers, execution of an agreement with an MSO does not ensure that its affiliated regional or individual cable systems will carry The Outdoor Channel. Under our current agreements, The Outdoor Channel typically offers MSOs and their cable affiliates the right to broadcast The Outdoor Channel to their subscribers, but such contracts do not require that The Outdoor Channel be offered to all subscribers of, or any tiers offered by, the MSO. Because certain carriage agreements do not specify on which service levels The Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets The Outdoor Channel will be offered, we have no assurance that The Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, if we are unable to fully comply with the terms of such agreements, the service providers could discontinue carrying The Outdoor Channel. If cable and satellite service providers discontinue or refrain from carrying The Outdoor Channel, this could reduce the number of viewers and harm our operating results.

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

We have undergone rapid and significant growth in revenue and subscribers over the last several years, and our strategic objectives include not only further developing and enhancing our existing business, but also expanding our in-house production capabilities. There are risks inherent in rapid growth and the pursuit of new strategic objectives, including among others: investment and development of appropriate infrastructure, such as facilities, information technology systems and other equipment to support a growing organization; hiring and training new management, sales and marketing, production, and other personnel and the diversion of management’s attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, such as monitoring operations, controlling costs, maintaining effective quality and service, and implementing and maintaining adequate internal controls. Although we have recently moved into our new Temecula, California production facility, we expect that additional expenditures will be required as we continue to upgrade our facilities. We cannot assure you that we will be able to successfully manage our growth, that future growth will occur or that we will be successful in managing our business objectives. We can provide no assurance that our profitability or revenues will not be harmed by future changes in our business. Our operating results could be harmed if such growth does not occur, or is slower or less profitable than projected.

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

We prepare our financial statements to conform to generally accepted accounting principles (“GAAP”), which are subject to interpretations by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to business combinations and employee stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates, judgments and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding those estimates, including the interpretation of the terms and conditions of our contractual obligations, could result in a change to our estimates and could impact our future operating results.

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

Currently approximately 70% of programs we air on The Outdoor Channel are provided by third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all, or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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

Regulatory carriage requirements also could reduce the number of channels available to carry The Outdoor Channel. The 1992 Cable Act granted television broadcasters a choice of must-carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could reduce carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television broadcasters may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. On February 10, 2005, the FCC decided that television broadcasters do not have such additional must-carry rights. Broadcasters formally have requested that the FCC reconsider this decision and are seeking legislative change to require such carriage. On June 21, 2006, this matter was scheduled to be heard by the FCC at its open meeting, but was removed from the agenda without discussion. The imposition of such additional must-carry regulation, in conjunction with any limited cable system channel capacity, would increase the likelihood that cable operators may be forced to drop some cable programming services and could reduce carriage of The Outdoor Channel.

The Telecommunications Act of 1996 required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over a six to ten year phase-in period, which began in 2000, with only limited exemptions. As a result, we will continue to incur additional costs for closed captioning. Failure to meet these closed captioning requirements could cause a service provider to discontinue carrying The Outdoor Channel.

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

In addition, government-mandated or increased tiering of a limited number of channels by cable system operators could impact our viewership levels if The Outdoor Channel is moved to such a tier. In response to a request from the Committee on Energy and Commerce of the House of Representatives, the FCC’s Media Bureau conducted a study in 2004 regarding, among other things, government-mandated a la carte or mini-tier packaging of programming services in which each subscriber would purchase only those channels that he or she desired instead of the larger bundles of different channels as is typical today. The Media Bureau’s report on November 18, 2004 observed that such packaging would increase the cost of programming to consumers and injure programmers. On February 9, 2006, the Media Bureau released a further report which stated that the 2004 report was flawed and which concluded that a-la-carte sales could be in the best interests of consumers. Although the FCC cannot mandate a-al-carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a-ala-carte sales or otherwise seek to impose greater regulatory controls on how cable programming is sold. For example, on July 20, 2006, a bill was introduced in the House of Representatives (the “Family Choice Act”) that would require the FCC to regulate pay-TV providers for indecent content, which, under one option, would require offering consumers a family tier that may or may not include services such as The Outdoor Channel. If, in response to any statue enacted by Congress, or any rate or other government regulation, cable system operators implement channel offerings that require subscribers to affirmatively choose to pay a separate fee to receive The Outdoor Channel, either by itself or in combination with a limited number of other channels, the number of viewers for The Outdoor Channel could be reduced.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, operating results, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, at the time of any potential payment of a cash dividend we may subject to contractual restrictions on, or prohibitions against, the payment of dividends.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                 Defaults Upon Senior Securities.

None.

ITEM 4.                 Submission of Matters to a Vote of Security Holders.

(a) Annual meeting of stockholders was held on May 16, 2006.

(b) Stockholders voted for the election of Mr. Thomas H. Massie, Mr. David C. Merritt and Ms. Elizabeth J. Sanderson as directors whose term shall expire in 2009. Messrs. Perry T. Massie and T. Bahnson Stanley continued as directors whose term shall expire in 2007. Messrs. Jerry R. Berglund and Ray V. Miller continued as directors whose term shall expire in 2008.

(c) Proposal One to elect three directors to the Company’s board of directors to serve until the 2009 annual meeting of stockholders resulted in the election of Mr. T. Massie with 17,520,158 (97.94%) votes for and 369,010 (2.06%) withheld, Mr. Merritt with 17,707,800 (98.99%) votes for and 181,368 (1.01%) withheld and Ms. Sanderson with 17,820,805 (99.62%) votes for and 68,363 (0.38%) withheld.

ITEM 5.                 Other Information

None.

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
4.1

Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005 which is incorporated herein by reference)

10.1		Amendments to Revolving Credit Agreement and Term Loan Agreement by and between the Company and U.S. Bank N.A. dated as of May 15, 2006
31.1		Certification by Chief Executive Officer
31.2		Certification by Chief Financial Officer
32.1	*	Section 1350 Certification by Chief Executive Officer
32.2	*	Section 1350 Certification by Chief Financial Officer

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

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ William A. Owen
William A. Owen
Authorized Officer, Chief Financial Officer and Controller (Principal and Accounting Officer)
Date: August 9, 2006