Form 10-Q/A
period 2005-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2007-02-12
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

(951) 699-4749

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 12, 2005
Common Stock, $0.001 par value	18,518,739

EXPLANATORY NOTE

This amendment on Form 10-Q/A reflects the restatement of the unaudited condensed consolidated financial statements of Outdoor Channel Holdings, Inc. and Subsidiaries as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and Note 9 to the unaudited condensed consolidated financial statements to reflect the effects of a revised estimate of the useful life of intangible assets attributable to MSO relationships recorded in connection with the September 8,2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.  Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our unaudited condensed consolidated balance sheet included in this Form 10-Q/A as of December31, 2004, we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings.

In addition, to provide more detail about our operating results and to more fully comply with the Securities and Exchange Commission’s (the “SEC”)Regulation S-X, we have modified our presentation of the unaudited condensed consolidated statements of operations, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the unaudited condensed consolidated financial statements, by reclassifying the amounts originally included under “expenses” in line items under either “cost of services” or  “other expenses”. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which were recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Certain other changes have been made in the historical unaudited condensed consolidated financial statements to conform with current presentations.

All of the information in this Form 10-Q/A is as of May 16, 2005, the filing date of the original Form 10-Q for the quarter ended March 31, 2005, and has not been updated for events subsequent to that date other than for the effects of the matter discussed above. Unless otherwise indicated, the exhibits previously filed with the Form 10-Q/A (Amendment No.1) are not filed herewith but are incorporated herein by reference.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE THREE MONTHS ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Restated Condensed Consolidated Balance Sheets as of March 31, 2005
(Unaudited) and December 31, 2004

Unaudited Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2005 (Restated) and 2004

Restated Unaudited Condensed Consolidated Statement of Stockholders’
Equity for the Three Months Ended March 31, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2005 (Restated) and 2004

Notes to Restated Unaudited Condensed Consolidated Financial Statements

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

SIGNATURES

CERTIFICATIONS

* * *

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	MARCH 31,	DECEMBER 31,
	2005	2004
	(Unaudited,	(Restated,
	Restated, Note 9)	Note 9)
ASSETS

Current assets:
Cash and cash equivalents	$11,154	$13,105
Investment in available-for-sale securities	687	741
Accounts receivable, net of allowance for doubtful accounts of $216 and $207	4,618	4,848
Inventories	85	85
Income tax refund receivable	1,965	2,291
Prepaid programming costs	1,154	606
Other current assets	879	50

Total current assets	20,542	21,726

Property, plant and equipment at cost, net:
Membership division	3,607	3,527
Outdoor Channel equipment and improvements	4,353	3,199

Property, plant and equipment, net	7,960	6,726

Amortizable intangible assets, net	12,083	12,347
Deferred tax assets, net	14,823	14,139
Goodwill	44,457	44,457
Deposits and other assets	256	174

Totals	$100,121	$99,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,464	$3,705
Accrued severance payments	13	28
Current portion of capital lease obligations	29	26
Deferred tax liabilities, net	473	494
Current portion of deferred revenue	422	370
Customer deposits	686	61

Total current liabilities	4,087	4,684

Accrued severance payments, net of current portion	32	37
Capital lease obligations, net of current portion	—	9
Deferred revenue, net of current portion	1,113	1,145
Deferred satellite rent obligations	304	312

Total liabilities	5,536	6,187

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 18,519 and 18,394 shares issued and outstanding	18	18
Additional paid-in capital	112,718	111,912
Deferred compensation	(982)	(1,034)
Accumulated other comprehensive income	11	43
Accumulated deficit	(17,180)	(17,557)

Total stockholders’ equity	94,585	93,382

Totals	$100,121	$99,569

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(Restated,
	Note 9)

Revenues:
Advertising	$5,259	$4,812
Subscriber fees	3,642	3,161
Membership income	1,160	1,232

Total revenues	10,061	9,205

Cost of services:
Programming	521	395
Satellite transmission fees	633	591
Production and operations	993	698
Other direct costs	219	246

Total cost of services	2,366	1,930

Other expenses:
Advertising	1,694	1,314
Selling, general and administrative	4,698	3,387
Depreciation and amortization	699	299

Total other expenses	7,091	5,000

Income from operations	604	2,275

Interest expense	(1)	—

Other income, net	52	29

Income before income taxes and minority interest	655	2,304

Income tax provision	278	929

Income before minority interest	377	1,375

Minority interest in net income of consolidated subsidiary	—	262

Net income	$377	$1,113

Earnings per common share:
Basic	$0.02	$0.08

Diluted	$0.02	$0.06

Weighted average number of common shares outstanding:
(as adjusted for a five for two split)
Basic	18,474	14,827

Diluted	22,397	15,479

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	DEFERRED	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	COMPENSATION	INCOME	DEFICIT	TOTAL

Balance, January 1, 2005 (as originally reported)	—	$—	18,394	$18	$111,912	(1,034)	$43	$(17,457)	$93,482

Cumulative impact of restatement								(100)	(100)

Balance, January 1, 2005 (restated, Note 9)			18,394	18	111,912	(1,034)	43	(17,557)	93,382

Comprehensive income:
Net income (restated)								377	377
Effect of change in fair value of available-for- sale securities, net of deferred taxes of $22							(32)		(32)

Total comprehensive income (restated, Note 9)									345

Common stock issued upon exercise of stock options			125		170				170
Amortization of deferred compensation						52			52

Tax benefit from exercise of non-qualified stock options					636				636

Balance, March 31, 2005 (restated)	—	$—	18,519	$18	$112,718	$(982)	$11	$(17,180)	$94,585

See Notes to Unaudited Condensed Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(Restated,
	Note 9)

Operating activities:

Net income	$377	$1,113

Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Depreciation and amortization	699	299
Provision for doubtful accounts	9	—
Minority interest in net income of consolidated subsidiary	—	262
Deferred tax provision	(49)	—
Amortization of deferred compensation	52	—

Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	221	(49)
Inventories	—	1
Income tax refund receivable	326	929
Prepaid programming costs	(548)	—
Other current assets	(828)	(69)
Deposits and other assets	(82)	3
Accounts payable and accrued expenses	(1,241)	(93)
Accrued severance payments	(20)	(159)
Deferred revenue	20	(420)
Customer deposits	625	—
Deferred satellite rent obligations	(8)	(17)

Net cash provided by (used in) operating activities	(447)	1,800

Investing activities - purchases of property, plant and equipment	(1,668)	(430)

Financing activities:
Principal payments on capital lease	(6)	(36)
Proceeds from exercise of stock options	170	834
Proceeds from common stock subscriptions receivable	—	30

Net cash provided by financing activities	164	828

Net increase (decrease) in cash and cash equivalents	(1,951)	2,198

Cash and cash equivalents, beginning of period	13,105	7,214

Cash and cash equivalents, end of period	$11,154	$9,412

Supplemental disclosures of cash flow information:

Income taxes paid	$5	$—

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$(32)	$1

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - ORGANIZATION AND BUSINESS

DESCRIPTION OF OPERATIONS

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings,” or collectively with its subsidiaries, the “Company”) was reincorporated under the laws of the State of Delaware on September 14, 2004. Originally Outdoor Channel Holdings was incorporated under the name Global Resources, Inc., an Alaska corporation, and was subsequently re-named Global Outdoors, Inc. In 2003, the name was changed to Outdoor Channel Holdings, Inc. The Company acquired the remaining 17.6% minority interest in The Outdoor Channel, Inc. (“TOC”), which it did not previously hold on September 8, 2004. TOC operates The Outdoor Channel which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off road motor sports and other related lifestyle programming.

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

RESTATEMENT OF 2005 FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and the related notes have been restated as further explained in Note 9.

RECLASSIFICATIONS

Certain amounts in the 2005 and 2004 unaudited condensed consolidated financial statements have been reclassified either to conform to the 2005 presentations or to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s Regulation S-X. In particular certain amounts included under “expenses” in the 2005 and 2004 unaudited condensed consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses”. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment.  Certain other changes have been made in the historical unaudited condensed consolidated financial statements to conform with current presentations.

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

The results of the Company’s operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year ending December 31, 2005.

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

The following table summarizes the calculation of net income and the weighted average common shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Restated,
	Note 9)

Numerators:
Net income - basic	$377	$1,113
Deduct increase in minority interest attributable to assumed exercise of dilutive stock options of The Outdoor Channel	—	(225)

Net income - diluted	$377	$888

Denominators:
Weighted average common shares outstanding - basic	18,474	14,827
Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	3,923	652

Diluted weighted average common shares outstanding	22,397	15,479

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

The Company’s historical net income and earnings per common share and pro forma net income (loss) and earnings (loss) per common share assuming compensation cost had been determined for the three months ended March 31, 2005 and 2004 based on the fair value at the grant date for all awards by the Company using the Black-Scholes option pricing model consistent with the provisions of SFAS 123, and amortized ratably or over the vesting period, are set forth below:

	Three Months Ended March 31,
	2005	2004
	(Restated,
	Note 9)

Net income (loss):
As reported	$377	$1,113
Add: stock-based compensation expense included in net income	—	—
Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects	(397)	(456)

Pro forma	$(20)	$657

Basic earnings (loss) per share:
As reported	$0.02	$0.08
Pro forma	$0.00	$0.04

Diluted earnings (loss) per common share:
As reported	$0.02	$0.06
Pro forma	$0.00	$0.03

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

STOCK OPTION PLANS

Descriptions of Outdoor Channel Holdings’ and TOC’s stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of March 31, 2005 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	As of March 31, 2005
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	5,630	$4.12
Options granted	—	—
Options exercised	(125)	1.36
Options canceled or expired	(3)	6.14

Options outstanding at end of period	5,502	$4.18

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

Information with respect to these reportable segments as of and for the three months ended March 31, 2005 and 2004 follows:

		Income (Loss)
As of and for the		Before Income			Additions to
Three Months Ended		Taxes and		Depreciation	Property,
March 31, 2005		Minority	Total	and	Plant and
(Restated, Note 9)	Revenues	Interest	Assets	Amortization	Improvements

TOC	$8,757	$1,012	$78,238	$621	$1,511
Membership Division	1,304	59	4,979	78	157

Subtotal of Segments	10,061	1,071	83,217	699	1,668
Corporate*	—	(416)	16,904	—	—

Totals	$10,061	$655	$100,121	$699	$1,668

March 31, 2004

TOC	$7,879	$2,406	$15,756	$213	$311
Membership Division	1,326	148	6,071	86	119

Subtotal of Segments	9,205	2,554	21,827	299	430
Corporate*	—	(250)	—	—	—

Totals	$9,205	$2,304	$21,827	$299	$430

Intersegment sales amounted to approximately $149 in both of the three months ended March 31, 2005 and 2004.

*The Company captures corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to corporate consisted primarily of: professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated with either TOC or the Membership Division. Corporate assets consist primarily of cash not held in our operating accounts, available-for-sale securities deferred tax assets, net and income tax refund receivable. In prior periods, essentially all of the amortizable intangible assets and goodwill were classified as Corporate. These amounts relate to, and have been reclassified as part of, the TOC segment.

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

300,000

Effective April 21, 2005, the Company adopted an Executive Annual Cash Bonus Plan (the “Bonus Plan”). The Bonus Plan is designed to increase stockholder Value through effective use of cash awards. The Bonus Plan serves as a vehicle for retaining executives of the Company and sustaining exceptional performance, and is an important component of the Company’s overall competitive compensation package. The participants in this Bonus Plan shall be those senior executive officers of the Company who have been designated as participants with respect to each fiscal year of the Company by the Compensation Committee of the Company’s Board of Directors in its sole and absolute discretion. The Bonus Plan shall reward the eligible participants for performance against yearly performance objectives, as well as against the Company’s performance. The amount of any bonus payable under the Bonus Plan, and the timing of such bonus payment, shall be as determined by the Compensation Committee in its sole and absolute discretion.

NOTE 9 – RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended March 31, 2005, as amended on May 16, 2005, to reflect adjustments to the unaudited condensed consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of multi-system cable operator (“MSO”) relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination they have an estimated useful life of 21 years and 4 months. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our condensed consolidated balance sheet included in this form 10-Q/A as of December 31, 2004 (the adjustments did not affect the financial statements for the three months ended March 31, 2004) we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings.  In addition, certain amounts included under “expenses” in the 2005 and 2004 unaudited condensed consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses” and certain intangible assets and the related amortization expense have been reclassified from “Corporate” to the “TOC” segment as explained in Note 1. The adjustments to the 2005 and 2004 unaudited condensed consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in TOC that we did not previously own on September 8, 2004 that was allocated to the MSO relationships.  The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. The accompanying unaudited condensed consolidated financial statements and the related notes thereto have been restated in comparison to those in our previously filed Form 10-Q/A for the quarter ended March 31, 2005, as amended on May 16, 2005, to reflect the effects of those adjustments as explained below:

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS

As a result of the restatement, our unaudited condensed consolidated balance sheet as of March 31, 2005 changed as follows:

	As Previously Reported	As Restated	Change

Amortizable intangible assets, net	$1,799	$12,083	$10,284

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,709	14,823	114
Total assets	100,296	100,121	(175)
Accumulated deficit	(17,005)	(17,180)	(175)
Total stockholders’ equity	94,760	94,585	(175)

As a result of the restatement, our condensed consolidated balance Sheet as of December 31, 2004 changed as follows:

	As Previously Reported	As Restated	Change

Amortizable intangible assets, net	$1,939	$12,347	$10,408

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,074	14,139	65
Total assets	99,669	99,569	(100)
Accumulated deficit	(17,457)	(17,557)	(100)
Total stockholders’ equity	93,482	93,382	(100)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended March 31, 2005 changed as follows:

	As Previously Reported	As Restated	Change

For the three months ended March 31, 2005
Depreciation and amortization	$575	$699	$124
Total other expenses	6,967	7,091	124
Income (loss) from operations	728	604	(124)
Income (loss) before income taxes and minority interest	779	655	(124)
Income tax provision (benefit)	327	278	(49)
Income (loss) before minority interest	452	377	(75)
Net income (loss)	452	377	(75)
Earnings (loss) per share
Basic	$0.02	$0.02	—
Diluted	$0.02	$0.02	—

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

As a result of the restatement, the balance of the accumulated deficit as of January 1, 2005 was increased by $100 to $17,557 from $17,457 and the balance as of March 31, 2005 was increased by $175 to $17,180 from $17,005.

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2005 changed as follows:

	As Previously Reported	As Restated	Change

For the three months ended March 31, 2005

Net income (loss)	$452	$377	$(75)
Depreciation and amortization	575	699	124
Deferred tax provision	—	(49)	(49)

THE EFFECTS ON NOTE 3 - EARNINGS PER SHARE

As a result of the restatement, net income - basic for the three months ended March 31, 2005 was decreased by $75 to $377 from $452.

THE EFFECTS ON NOTE 4 - PRO FORMA EFFECTS OF STOCK OPTIONS

The effects of the restatements on the historical and pro forma information in Note 4 are set forth below:

	As Previously Reported	As Restated	Change

For the three months ended March 31, 2005

Net income (loss)	$452	$377	$(75)
Pro forma net income (loss)	55	(20)	(75)
Basic and diluted earnings (loss) per share
As reported	$0.02	$0.02	—
Pro forma	$0.00	$(0.00)	—

THE EFFECTS ON NOTE 7 - SEGMENT INFORMATION

As a result of the restatement, segment information for the three months ended March 31, 2005 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended March 31, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$8,757	$1,136	$78,527	$497	$1,511
Membership Division	1,304	59	4,979	78	157
Subtotals of Segments	10,061	1,195	83,506	575	1,668
Corporate	—	(416)	16,790	—	—
Totals	$10,061	$779	$100,296	$575	$1,668

As restated
TOC	$8,757	$1,012	$78,238	$621	$1,511
Membership Division	1,304	59	4,979	78	157
Subtotals of Segments	10,061	1,071	83,217	699	1,668
Corporate	—	(416)	16,904	—	—
Totals	$10,061	$655	$100,121	$699	$1,668

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended March 31, 2005
TOC	$—	$(124)	$(289)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(124)	(289)	124	—
Corporate	—	—	114	—	—
Totals	$—	$(124)	$(175)	$124	$—

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

EFFECTS OF RESTATEMENT

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended March 31, 2005, as amended on May 16, 2005, to reflect adjustments to the unaudited condensed consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of MSO relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. In addition, certain amounts included under “expenses” in the 2005 and 2004 unaudited condensed consolidated financial statements we originally issued have been reclassified to either “cost of services” or “other expenses” to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s Regulation S-X. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment.  Certain other changes have been made in the historical condensed consolidated financial statements to conform with current presentations. The adjustments to the 2005 and 2004 unaudited condensed consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in The Outdoor Channel, Inc. (“TOC”) that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our condensed consolidated balance sheet included in this Form 10-Q/A as of December 31, 2004, (the adjustments did not affect the financial statements for the three months ended March 31, 2004), we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings.  The accompanying unaudited condensed consolidated financial statements and the related notes have been restated to reflect the effects of the adjustments arising from the reassessment of the estimated useful life of the MSO relationships as explained in Note 9 and below:

As a result of the determination of the estimated useful life of MSO relationships discussed above we have restated the following Items and sections of the Form 10-Q/A for the three months ended March 31, 2005 as amended on May 16, 2005:

Item 1. Financial Statements and Supplementary Data:

Restated Condensed Consolidated Balance Sheets as of March 31, 2005
(Unaudited) and December 31, 2004;
Unaudited Condensed Consolidated Statements of Operations for the
three months ended March 31, 2005 (Restated) and 2004;
Restated Unaudited Condensed Consolidated Statements of Stockholders’
Equity for the three months ended March 31, 2005;
Unaudited Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2005 (Restated) and 2004;
Note 3 to Unaudited Condensed Consolidated Financial Statements;
Earnings Per Share;
Note 4 to Unaudited Condensed Consolidated Financial Statements; Pro
Forma Effects of Stock Options;
Note 7 to Unaudited Condensed Consolidated Financial Statements;
Segment Information; and
Note 9 to Unaudited Condensed Consolidated Financial Statements;
Restatements of Unaudited Condensed Consolidated Financial
Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the related corrections to Notes 3, 4, and 7 to the unaudited condensed consolidated financial statements, and certain other immaterial corrections, the remaining Items required by Form 10-Q are not amended hereby, but are included herewith for ease of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the May 16, 2005 filing of our Quarterly Report on Form 10-Q/A in any way, except those required to reflect the effects of this restatement of our unaudited condensed consolidated financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS

As a result of the restatement, our unaudited condensed consolidated balance sheet as of March 31, 2005 changed as follows:

	As Previously Reported	As Restated	Change

Amortizable intangible assets, net	$1,799	$12,083	$10,284

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,709	14,823	114
Total assets	100,296	100,121	(175)
Accumulated deficit	(17,005)	(17,180)	(175)
Total stockholders’ equity	94,760	94,585	(175)

As a result of the restatement, our condensed consolidated balance sheet as of December 31, 2004 changed as follows:

	As Previously Reported	As Restated	Change

Amortizable intangible assets, net	$1,939	$12,347	$10,408

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,074	14,139	65
Total assets	99,669	99,569	(100)
Accumulated deficit	(17,457)	(17,557)	(100)
Total stockholders’ equity	93,482	93,382	(100)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended March 31, 2005 changed as follows:

	As Previously Reported	As Restated	Change

For the three months ended March 31, 2005
Depreciation and amortization	$575	$699	$124
Total other expenses	6,967	7,091	124
Income (loss) from operations	728	604	(124)
Income (loss) before income taxes and minority interest	779	655	(124)
Income tax provision (benefit)	327	278	(49)
Income (loss) before minority interest	452	377	(75)
Net income (loss)	452	377	(75)
Earnings (loss) per share
Basic	$0.02	$0.02	—
Diluted	$0.02	$0.02	—

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

As a result of the restatement, the balance of the accumulated deficit as of January 1, 2005 was increased by $100 to $17,557 from $17,457 and the balance as of March 31, 2005 was increased by $175 to $17,180 from $17,005.

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2005 changed as follows:

	As Previously Reported	As Restated	Change

For the three months ended March 31, 2005

Net income (loss)	$452	$377	$(75)
Depreciation and amortization	575	699	124
Deferred tax provision	—	(49)	(49)

THE EFFECTS ON NOTE 3 - EARNINGS PER SHARE

As a result of the restatement, net income basic for the three months ended March 31, 2005 was decreased by $75 to $377 from $452.

THE EFFECTS ON NOTE 4 - PRO FORMA EFFECTS OF STOCK OPTIONS

The effects of the restatements on the historical and pro forma information in Note 4 are set forth below:

	As Previously Reported	As Restated	Change

For the three months ended March 31, 2005

Net income (loss)	$452	$377	$(75)
Pro forma net income (loss)	55	(20)	(75)
Basic and diluted earnings (loss) per share
As reported	$0.02	$0.02	—
Pro forma	$0.00	$(0.00)	—

THE EFFECTS ON NOTE 7 - SEGMENT INFORMATION

As a result of the restatement, segment information for the three months ended March 31, 2005 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended March 31, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$8,757	$1,136	$78,527	$497	$1,511
Membership Division	1,304	59	4,979	78	157
Subtotals of Segments	10,061	1,195	83,506	575	1,668
Corporate	—	(416)	16,790	—	—
Totals	$10,061	$779	$100,296	$575	$1,668

As restated
TOC	$8,757	$1,012	$78,238	$621	$1,511
Membership Division	1,304	59	4,979	78	157
Subtotals of Segments	10,061	1,071	83,217	699	1,668
Corporate	—	(416)	16,904	—	—
Totals	$10,061	$655	$100,121	$699	$1,668

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended March 31, 2005
TOC	$—	$(124)	$(289)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(124)	(289)	124	—
Corporate	—	—	114	—	—
Totals	$—	$(124)	$(175)	$124	$—

* * *

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
	(Restated)		(Restated)		(Restated)

Revenues:
Advertising	$5,259	$4,812	$447	9.3%	52.3%	52.3%
Subscriber fees	3,642	3,161	481	15.2	36.2	34.3
Membership income	1,160	1,232	(72)	(5.8)	11.5	13.4
Total revenues	10,061	9,205	856	9.3	100.0	100.0

Cost of services:
Programming	521	395	126	31.9	5.2	4.3
Satellite transmission fees	633	591	42	7.1	6.3	6.4
Production and operations	993	698	295	42.3	9.8	7.6
Other direct costs	219	246	(27)	(11.0)	2.2	2.7
Total cost of services	2,366	1,930	436	22.6	23.5	21.0

Other expenses:
Advertising	1,694	1,314	380	28.9	16.8	14.3
Selling, general and administrative	4,698	3,387	1,311	38.7	46.7	36.8
Depreciation and amortization	699	299	400	133.8	7.0	3.2
Total other expenses	7,091	5,000	2,091	41.8	70.5	54.3

Income from operations	604	2,275	(1,671)	(73.5)	6.0	24.7

Other income, net	51	29	22	75.9	0.5	0.3
Income before income taxes and minority interest	655	2,304	(1,649)	(71.6)	6.5	25.0

Income tax provision	278	929	(651)	(70.1)	2.7	10.1
Income before minority interest	377	1,375	(998)	(72.6)	3.8	14.9

Minority interest in net income of consolidated subsidiary	—	262	(262)	(100.0)	—	2.8
Net income	$377	$1,113	$(736)	(66.1)%	3.8%	12.1%

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

Total revenues for the three months ended March 31, 2005 were $10,061,000, an increase of $856,000, or 9.3%, compared to revenues of $9,205,000 for the three months ended March 31, 2004. This net increase was the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended March 31, 2005 was $5,259,000, an increase of $447,000 or 9.3% compared to $4,812,000 for the three months ended March 31, 2004. The increase was due, in part, to our improved ability to demonstrate the value of advertising on The Outdoor Channel to national advertisers and thus sell a larger percentage of our advertising inventory to these accounts, generally at higher prices. Nielsen reported that we had approximately 24.4 million subscribers at the end of March 2005 compared to 26.0 million at the end of March 2004 a decrease of 1.6 million subscribers or 6.2%. (Nielsen revises this estimate each month and as of May 2005, Nielsen reported that we had approximately 24.3 million subscribers). Despite the decline in Nielsen’s universe estimate, having Nielsen ratings and demographic data enabled us to better utilize our inventory of available advertising time and increase our effective rates realized on our advertising time on The Outdoor Channel.

Subscriber fees for the three months ended March 31, 2005 were $3,642,000, an increase of $481,000 or 15.2% compared to $3,161,000 for the three months ended March 31, 2004. The increase in subscriber fees for the period was primarily due to: an increased number of paying subscribers; both from new affiliates and from existing distributors such as National Cable Television Cooperative (“NCTC”), DIRECTV, Comcast, DISH Network and Charter and contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel.

Membership income for the three months ended March 31, 2005 was $1,160,000, a decrease of $72,000 or 5.8% compared to $1,232,000 for the three months ended March 31, 2005. The decline is principally a reduction in our GPAA renewal rate in the first quarter of 2005 compared to the first quarter of 2004.

COST OF SERVICES

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and merchandise sales. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the three months ended March 31, 2005 was $2,366,000, an increase of $436,000 or 22.6%, compared to $1,930,000 for the three months ended March 31, 2004. As a percentage of revenues, total cost of services was 23.5% and 21.0% in the three months ended March 31, 2005 and 2004, respectively. We expect cost of services to continue to increase in the future as we expand our existing markets and in-house production to support our advertising strategy.

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

Production and operations costs for the three months ended March 31, 2005 were $993,000, an increase of $295,000, or 42.3%, compared to $698,000 for the three months ended March 31, 2004. The increase in costs principally relates to increased personnel to support our growing infrastructure as we produce more shows in-house and to support our new broadcast facility. Small equipment purchases have also increased as a result of pre-launch activity of Outdoor Channel 2 HD.

Other direct costs for the three months ended March 31, 2005 were $219,000, a decrease of $27,000, or 11.0%, compared to $246,000 for the three months ended March 31, 2004 primarily due to timing of expenses related to membership outings and magazine production expenses.

OTHER EXPENSES

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; and (3) depreciation and amortization.

Total other expenses for the three months ended March 31, 2005 were $7,091,000, an increase of $2,091,000, or 41.8%, compared to $5,000,000 for the three months ended March 31, 2004. As a percentage of revenues, total other expenses were 70.5% and 54.3% in the three months ended March 31, 2005 and 2004, respectively. The increase in other expenses was due to several factors, but is principally attributable to increasing personnel costs, costs associated with the launch of our second channel, Outdoor Channel 2 HD, marketing and promotion costs incurred to support the growth of the number of subscribers of The Outdoor Channel, and other items more fully described as follows.

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

Selling, general and administrative expenses for the three months ended March 31, 2005 were $4,698,000, an increase of $1,311,000 or 38.7% compared to $3,387,000 for the three months ended March 31, 2004. As a percent of revenues, selling, general and administrative expenses were 46.7% and 36.8% at March 31, 2005 and 2004, respectively. The increase was primarily due to the increase in the number of employees from 123 at the end of March 2004 to 151 by the end of March 2005 and travel costs associated with our larger advertising sales staff, support of our service providers and the promotion of The Outdoor Channel and Outdoor Channel 2 HD through a stronger presence at trade shows, conferences and seminars. Contributing to these increased costs was the opening of our New York City advertising sales office.

Depreciation and amortization expense for the three months ended March 31, 2005 was $699,000, an increase of $400,000 or 133.8% compared to $299,000 for the three months ended March 31, 2004. The increase in depreciation amortization expense is primarily related to the amortization of intangible assets recorded in connection with the acquisition of the minority interest in The Outdoor Channel that we did not previously own.  Such amortization expense aggregated to $260,000 for the three months ended March 31, 2005.  This change did not exist during the three months ended March 31, 2004. Also, equipment purchased to support Outdoor Channel 2 HD has contributed to the increase of depreciation and amortization expense.

INCOME FROM OPERATIONS

Income from operations for the three months ended March 31, 2005 was $604,000, a decrease of $1,671,000 or 73.5% compared to $2,275,000 for the three months ended March 31, 2004. As a percent of revenues, income from operations was 6.0% and 24.7% at March 31, 2005 and 2004, respectively. As we continue to strive to drive growth of our subscriber base as we launch of Outdoor Channel 2 HD, we will incur increased expenses and start-up and operating costs in 2005 that are unlikely to be immediately offset by revenues which we anticipate will negatively impacting our operating margins in the foreseeable future. There can be no assurance that these strategies will be successful.

OTHER INCOME, NET

Other income, net for the three months ended March 31, 2005 was $51,000, an increase of $22,000 or 75.9% compared to $29,000 for the three months ended March 31, 2004. This improvement was primarily due to increased dividend and interest earned on our increased investment in available-for-sale securities and cash balances.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

Income before income taxes and minority interest decreased as a percentage of revenues to 6.5% for the three months ended March 31, 2005 compared to 25.0% for the three months ended March 31, 2004.

The TOC segment’s income before income taxes and minority interest expressed as a percentage of revenue decreased to 11.7% for the three months ended March 31, 2005, compared to 30.5% for the three months ended March 31, 2004. The decrease was due mainly to the growth of our advertising and programming expenses and increases in personnel expenses resulting from the increase in the average number of TOC employees in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Also contributing to the decreased profitability is amortization of the intangible assets related to the acquisition of the minority interest of TOC. As noted, we have increased our spending levels on programming in support of The Outdoor Channel as we bring a larger portion of our programming in-house and we have incurred costs associated with pre-launch activity of our second channel, Outdoor Channel 2 HD. We are also spending at higher levels in pursuit of growing the subscriber base of The Outdoor Channel.

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

Corporate incurred a loss before income taxes and minority interest for the three months ended March 31, 2005 amounting to $416,000, an increase of $166,000 or 66.4% compared to $250,000 for the three months ended March 31, 2004. The expenses allocated to corporate include: professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. The increase in the expenses of corporate is principally related to accounting services incurred in positioning the Company to be in compliance with the requirements of the Sarbanes-Oxley Act of 2002 and taxes associated with being incorporated in Delaware. Increased board fees also contribute to the increase of expenses reflecting the increase in the number of independent board members from two in the first quarter of 2004 to five in the first quarter of 2005.

INCOME TAX PROVISION

Income tax provision for the three months ended March 31, 2005 was $278,000, a decrease of $651,000 or 70.1% as compared to $929,000 for the three months ended March 31, 2004. The decrease was principally due to the Company earning less taxable income in the first three months of 2005 as compared to the first three months of 2004. The effective income tax rate was approximately 42.4% and 40.3% for the three months ended March 31, 2005 and 2004, respectively.

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY

Minority interest for the three months ended March 31, 2004 was $262,000. Minority interest was eliminated in September 2004 as a result of our acquisition of the remaining minority interest in TOC we did not already own. Therefore, there was no minority interest for the three months ended March 31, 2005.

NET INCOME

Net income for the three months ended March 31, 2005 was $377,000 a decrease of $736,000 or 66.1% compared to $1,113,000 for the three months ended March 31, 2004 for reasons stated above.

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

Net cash used in investing activities was $1,668,000 in the three months ended March 31, 2005 compared to $430,000 for the three months ended March 31, 2004. The increase in cash used in investing activities was primarily related to additional capital expenditures to build our inventory of cameras and edit equipment to support our increased efforts to produce more of our programming in-house as opposed to licensing such programming from third parties and in particular to increase our HD camera and editing equipment. Also included in capital expenditures is “in-construction” related to the build-out of our new broadcast facility described below.

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

                                                As of March 31, 2005, the Company generated sufficient cash flow from operations to meet its short-term cash flow requirements. Management believes that the Company’s existing cash resources and anticipated cash flows from operations will be sufficient to fund the Company’s operations at current levels and anticipated capital requirements through at least April 1, 2006. To the extent that such amounts are insufficient to finance the Company’s working capital requirements or the Company’s desire to expand operations beyond current levels, the Company could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to the Company or its stockholders.

RISKS AND UNCERTAINTIES

                                                The Company’s business and operations are subject to a number of risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect the Company’s business, financial condition and future operating results and should be read in conjunction with the factors risks and uncertainties contained in the Company’s other filings with the Securities and Exchange Commission. Any forward-looking statements made by the Company are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Securities Litigation Reform Act and a number of factors, including, but not limited to those discussed below, could cause the Company’s actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

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

                                                Our principal stockholders, executive officers and directors beneficially own an aggregate of approximately 69.7% of our outstanding common stock. See “Principal and Selling Stockholders” below. The interests of those parties could differ from those of other stockholders. As a result of their large holdings of our common stock relative to other stockholders, these parties, acting individually or together, could have a strong influence over matters requiring approval of our stockholders.

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

•                                          authorized our board of directors to issue without stockholder approval blank check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board or directors;

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

                                                Regulatory carriage requirements also could reduce the number of channels available to carry The Outdoor Channel. The 1992 Cable Act granted television broadcasters a choice of must-carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could reduce carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television broadcasters may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. On February 10, 2005, the FCC decided that television broadcasters do not have such additional must-carry rights. Broadcasters may seek judicial review of the FCC’s decision or legislative change. The imposition of such additional must-carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop some cable programming services and could reduce carriage of The Outdoor Channel.

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

                                                IF OUR GOODWILL BECOMES IMPAIRED, WE WILL BE REQUIRED TO TAKE A NON-CASH CHARGE WHICH COULD HAVE A SIGNIFICANT EFFECT ON OUR REPORTED NET EARNINGS.

                                                A significant portion of our assets consists of goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill and other intangible assets for impairment during the fourth quarter of each year, and on an interim date if factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill under SFAS 142 and a non-cash charge would be required. Such a charge for impairment could have a significant effect on our reported net earnings.

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

                                                In connection with this Form 10-Q/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions described above. As a result of the remedial actions implemented by us, we have concluded that, as of this date, our disclosure controls and procedures are effective.

                                                During the fiscal quarter ended March 31, 2005, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

(a) Exhibits:

Exhibit Number	Description

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

10.1

Purchase and Sale Agreement and Escrow Instructions by and between Temecula Enterprises, LLC, an Ohio limited liability company and The Outdoor Channel, Inc., a Nevada corporation, dated as of December 16, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A filed on May 16, 2005 and incorporated herein by reference)

10.2

Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A filed on May 16, 2005 and incorporated herein by reference)

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

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ William A. Owen
WILLIAM A. OWEN
Authorized Officer, Chief Financial Officer and Controller (Principal and Accounting Officer)
Dated: February 12, 2007