Form 10-Q/A
period 2005-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2007-02-12
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission file number:000-17287

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A reflects the restatement of the unaudited condensed consolidated financial statements of Outdoor Channel Holdings, Inc. and Subsidiaries as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and Note 9 to the unaudited condensed consolidated financial statements to reflect the effects of a revised estimate of the useful life of intangible assets attributable to MSO relationships recorded  in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.  Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our condensed consolidated balance sheet included in this Form 10-Q/A as of December 31, 2004, we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings.

In addition, to provide more detail about our operating results and to more fully comply withthe Securities and Exchange Commission’s (the “SEC”) Regulation S-X, we have modified our presentation of the unaudited condensed consolidated statements of operations, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the unaudited condensed consolidated financial statements, by reclassifying the amounts originally included under “expenses” in line items under either “cost of services” or “other expenses”. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which were recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Certain other changes have been made in the historical unaudited condensed consolidated financial statements to conform with current presentations.

All of the information in this Form 10-Q/A is as of August 17, 2005, the filing date of the original Form 10-Q for the quarter ended June 30, 2005, and has not been updated for events subsequent to that date other than for the effects of the matter discussed above. Unless otherwise indicated, the exhibits previously filed with the Form 10-Q are not filed herewith but are incorporated herein by reference.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q/A

For The Period Ended June 30, 2005

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.                  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited, Restated, Note 9)	(Restated, Note 9)
Assets
Current assets:
Cash and cash equivalents	$9,007	$13,105
Investment in available-for-sale securities	726	741
Accounts receivable, net of allowance for doubtful accounts of $347 and $207	5,075	4,848
Income tax refund receivable	1,919	2,291
Prepaid programming costs	2,606	606
Prepaid offering costs	902	—
Other current assets	1,559	135
Total current assets	21,794	21,726

Property, plant and equipment at cost, net:
Membership division	3,562	3,527
Outdoor Channel equipment and improvements	5,743	3,199
Property, plant and equipment, net	9,305	6,726
Amortizable intangible assets, net	11,820	12,347
Deferred tax assets, net	14,249	14,139
Goodwill	44,457	44,457
Deposits and other assets	267	174
Totals	$101,892	$99,569

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$3,289	$3,705
Accrued severance payments	18	28
Current portion of capital lease obligations	22	26
Deferred tax liabilities, net	494	494
Current portion of deferred revenue	387	370
Customer deposits	1,003	61
Total current liabilities	5,213	4,684

Accrued severance payments, net of current portion	25	37
Capital lease obligations, net of current portion	—	9
Deferred revenue, net of current portion	1,228	1,145
Deferred satellite rent obligations	301	312
Total liabilities	6,767	6,187

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 18,660 and 18,394 shares issued and outstanding	18	18
Additional paid-in capital	113,797	111,912
Deferred compensation	(1,983)	(1,034)
Accumulated other comprehensive income	36	43
Accumulated deficit	(16,743)	(17,557)
Total stockholders’ equity	95,125	93,382
Totals	$101,892	$99,569

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated, Note 9)		(Restated, Note 9)
Revenues:
Advertising	$5,257	$5,352	$10,516	$10,164
Subscriber fees	3,894	3,219	7,536	6,380
Membership income	863	986	2,023	2,218

Total revenues	10,014	9,557	20,075	18,762

Cost of services:
Programming	531	895	1,052	1,290
Satellite transmission fees	616	586	1,249	1,177
Production and operations	733	499	1,726	1,197
Other direct costs	243	204	462	450

Total cost of services	2,123	2,184	4,489	4,114

Other expenses:
Advertising	2,062	1,491	3,756	2,805
Selling, general and administrative	4,491	3,838	9,190	7,225
Depreciation and amortization	623	299	1,321	598

Total other expenses	7,176	5,628	14,267	10,628

Income from operations	715	1,745	1,319	4,020

Interest expense	(1)	—	(2)	—

Other income, net	38	30	90	59

Income before income taxes and minority interest	752	1,775	1,407	4,079

Income tax provision	315	704	593	1,633

Income before minority interest	437	1,071	814	2,446

Minority interest in net income of consolidated subsidiary	—	227	—	489

Net income	$437	$844	$814	$1,957

Earnings per common share:
Basic	$0.02	$0.06	$0.04	$0.13
Diluted	$0.02	$0.04	$0.04	$0.10

Weighted average number of common shares outstanding:
Basic	18,558	15,053	18,516	14,960
Diluted	22,513	15,593	22,453	15,556

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2005

(In thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Acumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Total
Balance, January 1, 2005 (as originally reported)	—	$—	18,394	$18	$111,912	$(1,034)	$43	$(17,457)	$93,482

Cumulative impact of restatment								(100)	(100)

Balance, January 1, 2005 (restated, Note 9)	—	—	18,394	18	111,912	(1,034)	43	(17,557)	93,382

Comprehensive income:
Net income (restated)								814	814
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $7							(7)		(7)
Total comprehensive income (restated)									807

Common stock issued upon exercise of stock options			194		408				408

Issuance of restricted stock to employees for services to be rendered			72		1,084	(1,084)			—

Amortization of deferred compensation						135			135

Tax benefit from exercise of non-qualified stock options					393				393

Balance, June 30, 2005 (restated, Note 9)	—	$—	18,660	$18	$113,797	$(1,983)	$36	$(16,743)	$95,125

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Restated, Note 9)
Operating activities:
Net income	$814	$1,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,321	598
Provision for doubtful accounts	140	—
Realized gain on sale of available-for-sale securities	—	(34)
Minority interest in net income of consolidated subsidiary	—	489
Deferred tax provision	(104)	—
Amortization of deferred compensation	135	—
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(367)	(475)
Income tax refund receivable	767	489
Prepaid programming costs	(2,000)	—
Other current assets	(1,424)	26
Deposits and other assets	(93)	(673)
Accounts payable and accrued expenses	(416)	232
Accrued severance payments	(22)	(214)
Deferred revenue	100	(470)
Customer deposits	942	749
Deferred satellite rent obligations	(11)	(34)
Net cash provided by (used in) operating activities	(218)	2,640

Investing activities:
Purchases of property, plant and equipment	(3,373)	(966)
Purchases of available-for-sale securities	—	(256)
Proceeds from sale of available-for-sale securities	—	85
Net cash used in financing activities	(3,373)	(1,137)

Financing activities:
Principal payments on notes payable and capital leases	(13)	(144)
Proceeds from exercise of stock options	408	1,011
Prepaid offering costs	(902)	—
Proceeds from common stock subscriptions receivable	—	30
Net cash (used in) provided by financing activities	(507)	897
Net increase (decrease) in cash and cash equivalents	(4,098)	2,400
Cash and cash equivalents, beginning of period	13,105	7,214
Cash and cash equivalents, end of period	$9,007	$9,614

Supplemental disclosure of cash flow information:
Interest paid	$2	$—
Income taxes paid	$5	$1,139

Supplemental disclosures of non-cash investing and financing activities:
Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$(7)	$—

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

Restatement of 2005 Financial Statements

The accompanying unaudited condensed consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and the related notes have been restated as further explained in Note 9.

Reclassifications

Certain amounts in the 2005 and 2004 unaudited condensed consolidated financial statements have been reclassified either to conform to the 2005 presentations or to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s Regulation S-X. In particular certain amounts included under “expenses” in the 2005 and 2004 unaudited condensed consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses”.  Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization.  Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment.  Certain other changes have been made in the historical unaudited condensed consolidated financial statement s to conform with current presentations.

NOTE 2—UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and its results of operations and cash flows for the three and six months ended June 30, 2005 and 2004. Information included in the consolidated balance sheet, as of December 31, 2004 has been derived from, and certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2004 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K/A (the “10-K/A”) for the year ended December 31, 2004 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K/A.

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

The following table summarizes the calculation of net income and the weighted average common shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated, Note 9)		(Restated, Note 9)
Numerators:
Net income—basic	$437	$844	$814	$1,957
Deduct increase in minority interest attributable to assumed exercise of dilutive stock options of TOC	—	(196)	—	(421)
Net income—diluted	$437	$648	$814	$1,536

Denominators:
Weighted average common shares outstanding—basic	18,558	15,053	18,516	14,960
Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	3,955	540	3,937	596
Diluted weighted average common shares outstanding	22,513	15,593	22,453	15,556

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated, Note 9)		(Restated, Note 9)
Net income (loss):
As reported	$437	$844	$814	$1,957
Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects	(432)	(456)	(829)	(912)

Pro forma - basic	$5	$388	$(15)	$1,045
Pro forma - diluted	$5	$192	$(15)	$624

Basic earnings (loss) per share:
As reported	$0.02	$0.06	$0.04	$0.13
Pro forma	$0.00	$0.03	$(0.00)	$0.07
Diluted earnings (loss) per share:
As reported	$0.02	$0.04	$0.04	$0.10
Pro forma	$0.00	$0.01	$(0.00)	$0.04

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

Information with respect to these reportable segments as of and for the three and six months ended June 30, 2005 and 2004 follows:

		Income (Loss)			Additions to
		Before Income		Depreciation	Property,
		Taxes and	Total	and	Plant and
	Revenues	Minority Interest	Assets	Amortization	Improvements

As of and for the Three Months Ended June 30, 2005 (restated, note 9)
TOC	$8,994	$1,449	$79,477	$545	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,276	85,406	623	1,705
Corporate*	—	(524)	16,486	—	—
Totals	$10,014	$752	$101,892	$623	$1,705

June 30, 2004
TOC	$8,402	$2,064	$17,260	$213	$192
Membership Division	1,155	25	6,613	86	348
Subtotals of Segments	9,557	2,089	23,873	299	540
Corporate*	—	(314)	—	—	—
Totals	$9,557	$1,775	$23,873	$299	$540

As of and for the Six Months Ended June 30, 2005 (restated, Note 9)
TOC	$17,751	$2,461	$79,477	$1,165	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,347	85,406	1,321	3,373
Corporate*	—	(940)	16,486	—	—
Totals	$20,075	$1,407	$101,892	$1,321	$3,373

June 30, 2004
TOC	$16,282	$4,471	$17,260	$426	$504
Membership Division	2,480	172	6,613	172	462
Subtotals of Segments	18,762	4,643	23,873	598	966
Corporate*	—	(564)	—	—	—
Totals	$18,762	$4,079	$23,873	$598	$966

*The Company captures corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of: professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated with either TOC or the Membership division. Corporate assets consist primarily of cash not held in our operating accounts, available-for-sale securities, deferred tax asset, net and income tax refund receivable. In prior periods, essentially all of the amortizable intangible assets and goodwill, were classified as Corporate.  These amounts relate to, and have been reclassified as part of, the TOC segment.

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

NOTE 9—RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended June 30, 2005 to reflect adjustments to the unaudited condensed consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of multi-system cable operator (“MSO”) relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our condensed consolidated balance sheet included in this form 10-Q/A as of December 31, 2004 (the adjustments did not affect the financial statements for the three and six months ended June 30, 2004) we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings.  In addition, certain amounts included under “expenses” in the 2005 and 2004 unaudited condensed consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services”

or “other expenses” and certain intangible assets and the related amortization expense have been reclassified from “Corporate” to the “TOC” segment as explained in Note 1. The adjustments to the 2005 and 2004 unaudited condensed consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in TOC that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. The accompanying unaudited condensed consolidated financial statements and the related notes have been restated in comparison to those in our previously filed Form 10-Q for the quarter ended June 30, 2005 to reflect the effects of these adjustments as explained below:

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS

As a result of the restatement, our unaudited condensed consolidated balance sheet as of June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,660	$11,820	$10,160

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,086	14,249	163
Total assets	102,142	101,892	(250)
Accumulated deficit	(16,493)	(16,743)	(250)
Total stockholders’ equity	95,375	95,125	(250)

As a result of the restatement, our condensed consolidated balance sheet as of December 31, 2004 changed as follows:

	As Previously Reported	As Restated	Change

Amortizable intangible assets, net	$1,939	$12,347	$10,408

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,074	14,139	65
Total assets	99,669	99,569	(100)
Accumulated deficit	(17,457)	(17,557)	(100)
Total stockholders’ equity	93,482	93,382	(100)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended June 30, 2005
Depreciation and amortization	$499	$623	$124
Total other expenses	7,052	7,176	124
Income from operations	839	715	(124)
Income before income taxes and minority interest	876	752	(124)
Income tax provision	364	315	(49)
Income before minority interest	512	437	(75)
Net income	512	437	(75)
Earnings per share
Basic	$0.03	$0.02	$(0.01)
Diluted	$0.02	$0.02	—

As a result of the restatement, the unaudited condensed consolidated statements of operations for six months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005
Depreciation and amortization	$1,073	$1,321	$248
Total other expenses	14,019	14,267	248
Income from operations	1,567	1,319	(248)
Income before income taxes and minority interest	1,655	1,407	(248)
Income tax provision	691	593	(98)
Income before minority interest	964	814	(150)
Net income	964	814	(150)
Earnings per share
Basic	$0.05	$0.04	$(0.01)
Diluted	$0.04	$0.04	—

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

As a result of the restatement, the balance of the accumulated deficit as of January 1, 2005 was increased by $100 to $17,557 from $17,457and the balance as of June 30, 2005 was increased by $250 to $16,743 from $16,493.

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005

Net income	$964	$814	$(150)
Depreciation and amortization	1,073	1,321	248
Deferred tax provision	(6)	(104)	(98)

THE EFFECTS ON NOTE 3 –EARNINGS PER SHARE

As a result of the restatement, net income - basic for the three months ended June 30, 2005 was decreased by $75 to $437 from $512 and for the six months ended June 30, 2005 was decreased by $150 to $814 from $964.

THE EFFECTS ON NOTE 4 –PRO FORMA EFFECTS OF STOCK OPTIONS

The effects of the restatements on the historical and pro forma information in Note 4 are set forth below:

	As Originally Reported	As Restated	Change

For the three months ended June 30, 2005

Net income	$512	$437	$(75)
Pro forma net income	80	5	(75)
Basic and diluted earnings per share
As reported	$0.03	$0.02	$(0.01)
Pro forma	$0.00	$0.00	—

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005

Net income	$964	$814	$(150)
Pro forma net income (loss)	135	(15)	(150)
Basic and diluted earnings (loss) per share
As reported	$0.05	$0.04	$(0.01)
Pro forma	$0.01	$(0.00)	$(0.01)

THE EFFECTS ON NOTE 7 – SEGMENT INFORMATION

As a result of the restatement, segment information for the three and six months ended June 30, 2005 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended June 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$8,994	$1,573	$79,890	$421	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,400	85,819	499	1,705
Corporate	—	(524)	16,323	—	—
Totals	$10,014	$876	$102,142	$499	$1,705

As restated
TOC	$8,994	$1,449	$79,477	$545	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,276	85,406	623	1,705
Corporate	—	(524)	16,486	—	—
Totals	$10,014	$752	$101,892	$623	$1,705

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Six Months Ended June 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$17,751	$2,709	$79,890	$917	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,595	85,819	1,073	3,373
Corporate	—	(940)	16,323	—	—
Totals	$20,075	$1,655	$102,142	$1,073	$3,373

As restated
TOC	$17,751	$2,461	$79,477	$1,165	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,347	85,406	1,321	3,373
Corporate	—	(940)	16,486	—	—
Totals	$20,075	$1,407	$101,892	$1,321	$3,373

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended June 30, 2005
TOC	$—	$(124)	$(413)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(124)	(413)	124	—
Corporate	—	—	163	—	—
Totals	$—	$(124)	$(250)	$124	$—

Change as of and for the Six Months Ended June 30, 2005
TOC	$—	$(248)	$(413)	$248	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(248)	(413)	248	—
Corporate	—	—	163	—	—
Totals	$—	$(248)	$(250)	$248	$—

* * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Effects of Restatement

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended June 30, 2005 to reflect adjustments to the unaudited condensed consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of MSO relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. In addition, certain amounts included under “expenses” in the 2005 and 2004 unaudited condensed consolidated financial statements we originally issued have been reclassified to either “cost of services” or “other expenses” to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s Regulation S-X. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization.  Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment.  Certain other changes have been made in the historical condensed consolidated financial statements to conform with current presentations. The adjustments to the 2005 and 2004 unaudited condensed consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in The Outdoor Channel, Inc. (“TOC”) that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our condensed consolidated balance sheet included in this Form 10-Q/A as of December 31, 2004 (the adjustments did not affect the financial statements for the three and six months ended June 30, 2004), we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings.  The accompanying unaudited condensed consolidated financial statements and the related notes have been restated to reflect the effects of the adjustments arising from the reassessment of the estimated useful life of the MSO relationships as explained in Note 9 and below:

As a result of the determination of the estimated useful life of MSO relationships discussed above we have restated the following Items and sections of this Form 10-Q/A:

Item 1. Financial Statements and Supplementary Data:

Restated Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004;

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 (Restated) and 2004;

Restated Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005;

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 (Restated) and 2004;

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

Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the August 17, 2005 filing of our Quarterly Report on Form 10-Q in any way, except those required to reflect the effects of this restatement of our unaudited condensed consolidated financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS

As a result of the restatement, our unaudited condensed consolidated balance sheet as of June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,660	$11,820	$10,160

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,086	14,249	163
Total assets	102,142	101,892	(250)
Accumulated deficit	(16,493)	(16,743)	(250)
Total stockholders’ equity	95,375	95,125	(250)

As a result of the restatement, our condensed consolidated balance sheet as of December 31, 2004 changed as follows:

	As Previously Reported	As Restated	Change

Amortizable intangible assets, net	$1,939	$12,347	$10,408

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,074	14,139	65
Total assets	99,669	99,569	(100)
Accumulated deficit	(17,457)	(17,557)	(100)
Total stockholders’ equity	93,482	93,382	(100)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended June 30, 2005
Depreciation and amortization	$499	$623	$124
Total other expenses	7,052	7,176	124
Income from operations	839	715	(124)
Income before income taxes and minority interest	876	752	(124)
Income tax provision	364	315	(49)
Income before minority interest	512	437	(75)
Net income	512	437	(75)
Earnings per share
Basic	$0.03	$0.02	$(0.01)
Diluted	$0.02	$0.02	—

As a result of the restatement, the unaudited condensed consolidated statements of operations for six months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005
Depreciation and amortization	$1,073	$1,321	$248
Total other expenses	14,019	14,267	248
Income from operations	1,567	1,319	(248)
Income before income taxes and minority interest	1,655	1,407	(248)
Income tax provision	691	593	(98)
Income before minority interest	964	814	(150)
Net income	964	814	(150)
Earnings per share
Basic	$0.05	$0.04	$(0.01)
Diluted	$0.04	$0.04	—

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

As a result of the restatement, the balance of the accumulated deficit as of January 1, 2005 was increased by $100 to $17,557 from $17,457 and the balance as of June 30, 2005 was increased by $250 to $16,743 from $16,493.

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005

Net income	$964	$814	$(150)
Depreciation and amortization	1,073	1,321	248
Deferred tax provision	(6)	(104)	(98)

THE EFFECTS ON NOTE 3 –EARNINGS PER SHARE

As a result of the restatement, net income - basic for the three months ended June 30, 2005 was decreased by $75 to $437 from $512 and for the six months ended June 30, 2005 was decreased by $150 to $814 from $964.

THE EFFECTS ON NOTE 4 –PRO FORMA EFFECTS OF STOCK OPTIONS

The effects of the restatements on the historical and pro forma information in Note 4 are set forth below:

	As Originally Reported	As Restated	Change

For the three months ended June 30, 2005

Net income	$512	$437	$(75)
Pro forma net income	80	5	(75)
Basic and diluted earnings per share
As reported	$0.03	$0.02	$(0.01)
Pro forma	$0.00	$0.00	—

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005

Net income	$964	$814	$(150)
Pro forma net income (loss)	135	(15)	(150)
Basic and diluted earnings (loss) per share
As reported	$0.05	$0.04	$(0.01)
Pro forma	$0.01	$(0.00)	$(0.01)

THE EFFECTS ON NOTE 7 – SEGMENT INFORMATION

As a result of the restatement, segment information for the three and six months ended June 30, 2005 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended June 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$8,994	$1,573	$79,890	$421	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,400	85,819	499	1,705
Corporate	—	(524)	16,323	—	—
Totals	$10,014	$876	$102,142	$499	$1,705

As restated
TOC	$8,994	$1,449	$79,477	$545	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,276	85,406	623	1,705
Corporate	—	(524)	16,486	—	—
Totals	$10,014	$752	$101,892	$623	$1,705

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Six Months Ended June 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$17,751	$2,709	$79,890	$917	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,595	85,819	1,073	3,373
Corporate	—	(940)	16,323	—	—
Totals	$20,075	$1,655	$102,142	$1,073	$3,373

As restated
TOC	$17,751	$2,461	$79,477	$1,165	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,347	85,406	1,321	3,373
Corporate	—	(940)	16,486	—	—
Totals	$20,075	$1,407	$101,892	$1,321	$3,373

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended June 30, 2005
TOC	$—	$(124)	$(413)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(124)	(413)	124	—
Corporate	—	—	163	—	—
Totals	$—	$(124)	$(250)	$124	$—

Change as of and for the Six Months Ended June 30, 2005
TOC	$—	$(248)	$(413)	$248	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(248)	(413)	248	—
Corporate	—	—	163	—	—
Totals	$—	$(248)	$(250)	$248	$—

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

Comparison of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
	(Restated)		(Restated)		(Restated)
Revenues:
Advertising	$5,257	$5,352	$(95)	(1.8)%	52.5%	56.0%
Subscriber fees	3,894	3,219	675	21.0	38.9	33.7
Membership income	863	986	(123)	(12.5)	8.6	10.3
Total revenues	10,014	9,557	457	4.8	100.0	100.0

Cost of services:
Programming	531	895	(364)	(40.7)	5.4	9.4
Satellite transmission fees	616	586	30	5.1	6.1	6.1
Production and operations	733	499	234	46.9	7.3	5.2
Other direct costs	243	204	39	19.1	2.4	2.1
Total cost of services	2,123	2,184	(61)	(2.8)	21.2	22.8

Other expenses:
Advertising	2,062	1,491	571	38.3	20.6	15.6
Selling, general and administrative	4,491	3,838	653	17.0	44.9	40.2
Depreciation and amortization	623	299	324	108.4	6.2	3.1
Total other expenses	7,176	5,628	1,548	27.5	71.7	58.9

Income from operations	715	1,745	(1,030)	(59.0)	7.1	18.3

Other income, net	37	30	7	23.3	0.4	0.3

Income before income taxes and minority interest	752	1,775	(1,023)	(57.6)	7.5	18.6

Income tax provision	315	704	(389)	(55.3)	3.1	7.4

Income before minority interest	437	1,071	(634)	(59.2)	4.4	11.2

Minority interest in net income of consolidated subsidiary	—	227	(227)	(100.0)	—	2.4

Net income	$437	$844	$(407)	(48.2)%	4.4%	8.8%

Comparison of Operating Results for the Six Months Ended June 30, 2005 and June 30, 2004

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
	(Restated)		(Restated)		(Restated)
Revenues:
Advertising	$10,516	$10,164	$352	3.5%	52.4%	54.2%
Subscriber fees	7,536	6,380	1,156	18.1	37.5	34.0
Membership income	2,023	2,218	(195)	(8.8)	10.1	11.8
Total revenues	20,075	18,762	1,313	7.0	100.0	100.0

Cost of services:
Programming	1,052	1,290	(238)	(18.4)	5.3	6.9
Satellite transmission fees	1,249	1,177	72	6.1	6.2	6.2
Production and operations	1,726	1,197	529	44.2	8.6	6.4
Other direct costs	462	450	12	2.7	2.3	2.4
Total cost of services	4,489	4,114	375	9.1	22.4	21.9

Other expenses:
Advertising	3,756	2,805	951	33.9	18.7	15.0
Selling, general and administrative	9,190	7,225	1,965	27.2	45.8	38.5
Depreciation and amortization	1,321	598	723	120.9	6.6	3.2
Total other expenses	14,267	10,628	3,639	34.2	71.1	56.7

Income from operations	1,319	4,020	(2,701)	(67.2)	6.5	21.4

Other income, net	88	59	29	49.2	0.5	0.3

Income before income taxes and minority interest	1,407	4,079	(2,672)	(65.5)	7.0	21.7

Income tax provision	593	1,633	(1,040)	(63.7)	2.9	8.7

Income before minority interest	814	2,446	(1,632)	(66.7)	4.1	13.0

Minority interest in net income of consolidated subsidiary	—	489	(489)	(100.0)	—	2.6

Net income	$814	$1,957	$(1,143)	(58.4)%	4.1%	10.4%

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

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and merchandise sales. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the three months ended June 30, 2005 was $2,123,000, a decrease of $61,000 or 2.8%, compared to $2,184,000 for the three months ended June 30, 2004. Total cost of services for the six months ended June 30, 2005 was $4,489,000 an increase of $375,000 or 9.1%, compared to $4,114,000 for the six months ended June 30, 2004. As a percentage of revenues, total cost of services was 21.2% and 22.8% in the three months ended June 30, 2005 and 2004, respectively. As a percentage of revenues, total cost of services was 22.4% and 21.9% in the six months ended June 30, 2005 and 2004, respectively. We expect cost of services to continue to increase in the future as we expand our existing markets and in-house production to support our advertising strategy.

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

Production and operations costs for the three months ended June 30, 2005 were $733,000, an increase of $234,000, or 46.9%, compared to $499,000 for the three months ended June 30, 2004. Production and operations costs for the six months ended June 30, 2005 were $1,726,000, an increase of $529,000, or 44.2%, compared to $1,197,000 for the six months ended June 30, 2004.  The increase in costs principally relates to increased personnel to support our growing infrastructure as we produce more shows in-house and to support our new broadcast facility.

Other direct costs for the three months ended June 30, 2005 were $243,000, an increase of $39,000, or 19.1%, compared to $204,000 for the three months ended June 30, 2005. Other direct costs for the six months ended September 30, 2004 were $462,000, an increase of $12,000, or 2.7%, compared to $450,000 for the six months ended September 30, 2005.  Other direct costs include such items as the costs of our magazine, outings, trips and merchandise sold. These costs will likely fluctuate with the sales of our membership division.

Other Expenses

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; and (3) depreciation and amortization.

Total other expenses for the three months ended June 30, 2005 were $7,176,000, an increase of $1,548,000, or 27.5%, compared to $5,628,000 for the three months ended June 30, 2004. As a percentage of revenues, total expenses were 71.7% and 58.9% in the three months ended June 30, 2005 and 2004, respectively. Total expenses for the six months ended June 30, 2005 were $14,267,000, an increase of $3,639,000, or 34.2%, compared to $10,628,000 for the six months ended June 30, 2004. As a percentage of revenues, total expenses were 71.1% and 56.7% in the six months ended June 30, 2005 and 2004, respectively. The increase in expenses was due to several factors, such as increased corporate costs including: (1) amortization of intangible assets; (2) costs associated with compliance with Sarbanes-Oxley Act of 2002; and (3) costs associated with incorporation in Delaware and listing on Nasdaq National Market, to which the Company became subject as of September 2004. The increase is also attributable to increased personnel costs, costs associated with the launch of our second channel, Outdoor Channel 2 HD, marketing and promotion costs incurred to support the growth of the number of subscribers of The Outdoor Channel, and other items more fully described as follows.

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

Selling, general and administrative expenses for the three months ended June 30, 2005 were $4,491,000, an increase of $653,000 or 17.0% compared to $3,838,000 for the three months ended June 30, 2004. As a percent of revenues, selling, general and administrative expenses were 44.9% and 40.2% for the three months ended  June 30, 2005 and 2004, respectively. Selling, general and administrative expenses for the six months ended June 30, 2005 were $9,190,000, an increase of $1,965,000 or 27.2% compared to $7,225,000 for the six months ended June 30, 2004. As a percent of revenues, selling, general and administrative expenses were 45.8% and 38.5% for the six months ended  June 30, 2005 and 2004, respectively. The increase was primarily due to the increase in the number of employees compared to the end of June 2005. We opened our New York City advertising sales office with a resultant expense in 2005 that did not exist in the same period a year ago. It currently has a staff of three employees. We have also added an executive to our management team who holds the position of General Counsel. Others have been added in all departments to support our launch of a second channel—Outdoor Channel 2 HD, and to support our increased efforts of providing more of our shows in-house. We also experienced increased travel and related costs associated with our larger advertising sales staff, support of our service providers and the promotion of The Outdoor Channel and Outdoor Channel 2 HD through a stronger presence at trade shows, conferences and seminars. Depreciation and small equipment purchases have increased as a result of pre-launch activity of Outdoor Channel 2 HD.

Depreciation and amortization expense for the three months ended June 30, 2005 was $623,000, an increase of $324,000 or 108.4% compared to $299,000 for the three months ended June 30, 2004. Depreciation and amortization for the six months ended June 30, 2005 were $1,321,000, an increase of $723,000 or 120.9% compared to $598,000 for the six months ended June 30, 2004.  The increase in depreciation primarily relates to depreciation and amortization of intangible assets recorded in connection with the acquisition in September 2004 of the remaining minority interest of TOC we did not already own. These expenses did not exist in the first half of 2004.

Income from Operations

Income from operations for the three months ended June 30, 2005 was $715,000, a decrease of $1,030,000 or 59.0% compared to $1,745,000 for the three months ended June 30, 2004. As a percent of revenues, income from operations was 7.1% and 18.3%, respectively. Income from operations for the six months ended June 30, 2005 was $1,319,000, a decrease of $2,701,000 or 67.2% compared to $4,020,000 for the six months ended June 30, 2004. As a percent of revenues, income from operations was 6.5% and 21.4%, respectively. As we continue to strive to drive growth of our subscriber base and as we launch Outdoor Channel 2 HD, we will incur increased expenses such as programming, marketing, and advertising as well as start-up and operating costs in 2005 that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the foreseeable future. There can be no assurance that these strategies will be successful.

Other Income, Net

Other income, net for the three months ended June 30, 2005 was $37,000, an increase of $7,000 or 23.3% compared to $30,000 for the three months ended June 30, 2004. Other income, net for the six months ended June 30, 2005 was $88,000, an increase of $29,000 or 49.2% compared to $59,000 for the six months ended June 30, 2004. This improvement was primarily due to increased dividends and interest earned on our investment in available-for-sale securities and cash balances.

Income Before Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary

Income before income taxes and minority interest decreased as a percentage of revenues to 7.5% for the three months ended June 30, 2005 compared to 18.3% for the three months ended June 30, 2004. Income before income taxes and minority interest decreased as a percentage of revenues to 7.0% for the six months ended June 30, 2005 compared to 21.7% for the six months ended June 30, 2004.

The TOC segment’s income before income taxes and minority interest expressed as a percentage of revenue decreased to 17.5% for the three months ended June 30, 2005, compared to 24.6% for the three months ended June 30, 2004. The TOC segment’s income before income taxes and minority interest expressed as a percentage of revenue decreased to 13.9% for the six months ended June 30, 2005, compared to 27.5% for the six months ended June 30, 2004. The decrease was due mainly to the growth of our advertising, personnel and travel related expenses and amortization of intangible assets required in September 2004 acquisition of the minority interest of TOC we did not already own. As noted, we have increased our staff in support of the launch of our second channel, Outdoor Channel 2 HD and in pursuit of growing the subscriber base of The Outdoor Channel.

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

Corporate incurred a loss before income taxes and minority interest for the three months ended June 30, 2005 amounting to $524,000, an increase of $210,000 or 66.9% compared to a loss of $314,000 for the three months ended June 30, 2004. Corporate incurred a loss before income taxes and minority interest for the six months ended June 30, 2005 amounting to $940,000, an increase of $376,000 or 66.7% compared to $564,000 for the six months ended June 30, 2004.

The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. The increase in the expenses of Corporate is principally related to accounting services incurred in positioning the Company to be in compliance with the requirements of the Sarbanes-Oxley Act of 2002, taxes associated with being incorporated in Delaware and listing fees of Nasdaq National Market. Increased board fees also contribute to the increase of expenses reflecting the increase in the number of independent board members from two in the first half of 2004 to five in the first half of 2005.

Income TaxProvision

Income tax provision for the three months ended June 30, 2005 was $315,000, a decrease of $389,000 or 55.3% as compared to $704,000 for the three months ended June 30, 2004. Income tax provision for the six months ended June 30, 2005 was $593,000, a decrease of $1,040,000 or 63.7% as compared to $1,633,000 for the six months ended June 30, 2004. The decrease was principally due to the Company earning less taxable income in the first half of 2005 as compared to the first half of 2004. The effective income tax rate was approximately 41.9% and 39.7% for the three months ended June 30, 2005 and 2004, respectively. The effective income tax rate was approximately 42.1% and 40.0% for the six months ended June 30, 2005 and 2004, respectively.

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

Net Income

Net income for the three months ended June 30, 2005 was $437,000 a decrease of $407,000 or 48.2% compared to $844,000 for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $814,000 a decrease of $1,143,000 or 58.4% compared to $1,957,000 for the six months ended June 30, 2004. The decrease was due to reasons stated above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

3.2		By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
4.1		Specimen stock certificate for shares of common stock of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005 and incorporated herein by reference)
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

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ William A. Owen
William A. Owen
Authorized Officer, Chief Financial Officer and Controller (Principal and Accounting Officer)
Date: February 12, 2007