Form 10-Q/A
period 2005-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2007-02-12
CIK 760326

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A reflects the restatement of the unaudited condensed consolidated financial statements of Outdoor Channel Holdings, Inc. and Subsidiaries as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 31, 2005, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and Note 10 to the unaudited condensed consolidated financial statements to reflect the effects of a revised estimate of the useful life of intangible assets attributable to MSO relationships recorded  in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.  Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our unaudited condensed consolidated financial statements included in this Form 10-Q/A as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005, we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings.

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

All of the information in this Form 10-Q/A is as of November 14, 2005, the filing date of the original Form 10-Q for the quarter ended September 30, 2005, and has not been updated for events subsequent to that date other than for the effects of the matter discussed above. Unless otherwise indicated, the exhibits previously filed with the Form 10-Q are not filed herewith but are incorporated herein by reference.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q/A
For The Period Ended September 30, 2005

***

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited, Restated, Note 10)	(Restated, Note 10)
Assets
Current assets:
Cash and cash equivalents	$29,775	$13,105
Investment in available-for-sale securities	21,923	741
Accounts receivable, net of allowance for doubtful accounts of $275 and $207	5,317	4,848
Income tax refund receivable	3,477	2,291
Prepaid programming costs	3,121	606
Deferred tax assets, net	76	—
Other current assets	1,003	135
Total current assets	64,692	21,726

Property, plant and equipment at cost, net:
Membership division	3,615	3,527
Outdoor Channel equipment and improvements	9,957	3,199
Property, plant and equipment, net	13,572	6,726
Amortizable intangible assets, net	11,555	12,347
Goodwill	44,457	44,457
Deferred tax assets, net	11,362	14,139
Deposits and other assets	186	174
Totals	$145,824	$99,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,493	$3,705
Accrued severance payments	18	28
Current portion of capital lease obligations	16	26
Deferred tax liabilities, net	—	494
Current portion of deferred revenue	257	370
Customer deposits	86	61
Total current liabilities	3,870	4,684

Accrued severance payments, net of current portion	21	37
Capital lease obligations, net of current portion	—	9
Deferred revenue, net of current portion	1,157	1,145
Deferred satellite rent obligations	298	312
Total liabilities	5,346	6,187

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 24,305 and 18,394 shares issued and outstanding	24	18
Additional paid-in capital	158,543	111,912
Deferred compensation	(1,643)	(1,034)
Accumulated other comprehensive income	49	43
Accumulated deficit	(16,495)	(17,557)
Total stockholders’ equity	140,478	93,382
Totals	$145,824	$99,569

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated, Note 10)		(Restated, Note 10)
Revenues:
Advertising	$5,657	$5,722	$16,173	$15,886
Subscriber fees	3,846	3,450	11,382	9,830
Membership income	1,901	1,777	3,924	3,995

Total revenues	11,404	10,949	31,479	29,711

Cost of services:
Programming	2,315	933	3,367	2,223
Satellite transmission fees	617	582	1,866	1,759
Production and operations	783	588	2,509	1,785
Other direct costs	785	540	1,247	990

Total cost of services	4,500	2,643	8,989	6,757

Other expenses:
Advertising	1,912	1,477	5,668	4,282
Selling, general and administrative	4,162	4,269	13,351	11,495
Non-cash compensation expense from exchange of stock options	—	47,983	—	47,983
Depreciation and amortization	693	340	2,015	937

Total other expenses	6,767	54,069	21,034	64,697

Income (loss) from operations	137	(45,763)	1,456	(41,743)

Interest expense	—	—	(2)	—

Other income, net	396	34	486	93

Income (loss) before income taxes and minority interest	533	(45,729)	1,940	(41,650)

Income tax provision (benefit)	285	(18,192)	878	(16,559)

Income (loss) before minority interest	248	(27,537)	1,062	(25,091)

Minority interest in net income of consolidated subsidiary	—	193	—	682

Net income (loss)	$248	$(27,730)	$1,062	$(25,773)

Earnings (loss) per common share:
Basic	$0.01	$(1.76)	$0.05	$(1.69)
Diluted	$0.01	$(1.76)	$0.04	$(1.69)

Weighted average number of common shares outstanding:
Basic	24,236	15,789	20,444	15,238
Diluted	27,658	15,789	23,672	15,238

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2005
(In thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Total
Balance, January 1, 2005 (as originally reported)	—	$—	18,394	$18	$111,912	$(1,034)	$43	$(17,457)	$93,482

Cumulative impact of restatement								(100)	(100)

Balance, January 1, 2005 (restated, Note 10)	—	—	18,394	18	111,912	(1,034)	43	(17,557)	93,382

Comprehensive income:
Net income (restated, Note 10)								1,062	1,062
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $2							6		6
Total comprehensive income (restated, Note 10)									1,068

Common stock issued upon exercise of stock options			2,341	2	2,629				2,631

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares			70		861	(861)			—

Common stock issued upon sale to public, net of offering cost of $1,066			3,500	4	43,346				43,350

Amortization of deferred compensation						252			252

Change in estimate of tax benefit from exercise of stock options					(864)				(864)

Tax benefit from exercise of stock options					659				659

Balance, September 30, 2005 (restated, Note 10)	—	$—	24,305	$24	$158,543	$(1,643)	$49	$(16,495)	$140,478

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2005	2004
	(Restated, Note 10)
Operating activities:
Net income (loss)	$1,062	$(25,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,015	937
Provision for doubtful accounts	132	—
Realized gain on sale of available-for-sale securities	—	(34)
Minority interest in net income of consolidated subsidiary	—	682
Tax benefit from exercise of stock options	—	466
Deferred tax provision	2,221	(19,113)
Compensation expense from exchange of stock options	—	47,983
Amortization of deferred compensation	252	—
Changes in operating assets and liabilities:
Accounts receivable	(601)	(315)
Income tax refund receivable	(1,391)	945
Prepaid programming costs	(2,515)	—
Other current assets	(868)	152
Deposits and other assets	(11)	(17)
Accounts payable and accrued expenses	(212)	749
Accrued severance payments	(26)	(268)
Deferred revenue	(102)	(462)
Customer deposits	25	—
Deferred satellite rent obligations	(14)	(51)
Net cash provided by (used in) by operating activities	(33)	5,881

Investing activities:
Purchases of property, plant and equipment	(8,069)	(1,631)
Purchases of available-for-sale securities	(21,190)	(256)
Proceeds from sale of available-for-sale securities	—	85
Cost related to acquisition of minority interest	—	(593)
Net cash used in investing activities	(29,259)	(2,395)
Financing activities:
Principal payments on notes payable and capital leases	(19)	(151)
Proceeds from exercise of stock options	2,631	1,102
Proceeds from common stock subscriptions receivable	—	30
Proceeds from the sale of common stock, net of offering costs	43,350	—
Net cash provided by financing activities	45,962	981
Net increase in cash and cash equivalents	16,670	4,467
Cash and cash equivalents, beginning of period	13,105	7,214
Cash and cash equivalents, end of period	$29,775	$11,681

Supplemental disclosure of cash flow information:

Interest paid	$2	$—

Income taxes paid	$108	$1,139

Supplemental disclosures of non-cash investing and financing activities:

Retirement of treasury stock	$—	$400
Fair value of common stock issued to acquire minority interest in subsidiary	$—	$46,062
Effect of net increase in fair value of available-for-sale securities, net of deferred taxes	$6	$—
Exchange of stock options for non-employee stock options of subsidiary	$—	$4,250

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

Restatement of 2005 Financial Statements

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 and the related notes have been restated as further explained in Note 10.

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

NOTE 3—EARNINGS (LOSS) PER SHARE

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

The following table summarizes the calculation of net income and the weighted average common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated, Note 10)		(Restated, Note 10)
Numerators:
Net income (loss) —basic	$248	$(27,730)	$1,062	$(25,773)

Denominators:
Weighted average common shares outstanding—basic	24,236	15,789	20,444	15,238
Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	3,422	—	3,228	—
Diluted weighted average common shares outstanding	27,658	15,789	23,672	15,238

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated, Note 10)		(Restated, Note 10)
Net income (loss):
As reported	$248	$(27,730)	$1,062	$(25,773)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects*	—	28,885	—	28,885
Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects	(456)	(478)	(1,285)	(1,390)

Pro forma - basic	$(208)	$677	$(223)	$1,722
Pro forma - diluted	$(208)	$677	$(223)	$1,722

Basic earnings (loss) per share:
As reported	$0.01	$(1.76)	$0.05	$(1.69)
Pro forma	$(0.01)	$0.04	$(0.01)	$0.11
Diluted earnings (loss) per share:
As reported	$0.01	$(1.76)	$0.04	$(1.69)
Pro forma	$(0.01)	$0.04	$(0.01)	$0.11

*See Note 3

The fair value of each option granted by the Company in the nine months ended September 30, 2005 and the year ended December 31, 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Risk-free interest rate	3.7 — 4.2%	1.7 — 4.2%
Dividend yield	0%	0%
Expected life of the option	3.8 — 5.1 yrs.	3 mos. — 10 yrs.
Volatility factor	37.7%	41.7 — 79.0%

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

Information with respect to these reportable segments as of and for the three and nine months ended September 30, 2005 and 2004 follows:

	Revenues	Income (Loss) Before Income Taxes and Minority Interest	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended September 30, 2005 (restated, Note 10)
TOC	$9,309	$274	$80,459	$615	$4,567
Membership Division	2,095	428	6,186	78	129
Subtotals of Segments	11,404	702	86,645	693	4,696
Corporate*	—	(169)	59,179	—	—
Totals	$11,404	$533	$145,824	$693	$4,696

September 30, 2004 (restated, Note 10)
TOC	$9,022	$(45,561)	$67,544	$254	$581
Membership Division	1,927	306	4,400	86	84
Subtotals of Segments	10,949	(45,255)	71,944	340	665
Corporate*	—	(474)	19,539	—	—
Totals	$10,949	$(45,729)	$91,483	$340	$665

As of and for the Nine Months Ended September 30, 2005 (restated, Note 10)
TOC	$27,061	$2,734	$80,459	$1,780	$7,752
Membership Division	4,418	314	6,186	235	317
Subtotals of Segments	31,479	3,048	86,645	2,015	8,069
Corporate*	—	(1,108)	59,179	—	—
Totals	$31,479	$1,940	$145,824	$2,015	$8,069

September 30, 2004 (restated, Note 10)
TOC	$25,304	$(41,093)	$67,544	$680	$1,081
Membership Division	4,407	482	4,400	257	550
Subtotals of Segments	29,711	(40,611)	71,944	937	1,631
Corporate*	—	(1,039)	19,539	—	—
Totals	$29,711	$(41,650)	$91, 483	$937	$1,631

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

NOTE 10—RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended September 30, 2005 to reflect adjustments to the unaudited condensed consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of multi-system cable operator (“MSO”) relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our condensed consolidated financial statements  included in this form 10-Q/A as of December 31, 2004 and for the three and nine months ended September 30, 2004, we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings.  In addition, certain amounts included under “expenses” in the 2005 and 2004 unaudited condensed consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses” and certain intangible assets and the related amortization expense have been reclassified from “Corporate” to the “TOC” segment as explained in Note 1. The adjustments to the 2005 and 2004 unaudited condensed consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in TOC that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004.  The accompanying unaudited condensed consolidated financial statements and the related notes have been restated in comparison to those in our previously filed Form 10-Q for the quarter ended September 30, 2005 to reflect the effects of these adjustments as explained below.

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS

As a result of the restatement, our unaudited condensed consolidated balance sheet as of September 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,519	$11,555	$10,036

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	11,150	11,362	212
Total assets	146,149	145,824	(325)
Accumulated deficit	(16,170)	(16,495)	(325)
Total stockholders’ equity	140,803	140,478	(325)

As a result of the restatement, our condensed consolidated balance sheet as of December 31, 2004 changed as follows:

	As Previously Reported	As Restated	Change

Amortizable intangible assets, net	$1,939	$12,347	$10,408

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,074	14,139	65
Total assets	99,669	99,569	(100)
Accumulated deficit	(17,457)	(17,557)	(100)
Total stockholders’ equity	93,482	93,382	(100)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended September 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended September 30, 2005
Depreciation and amortization	$569	$693	$124
Total other expenses	6,643	6,767	124
Income (loss) from operations	261	137	(124)
Income (loss) before income taxes and minority interest	657	533	(124)
Income tax provision (benefit)	334	285	(49)
Income (loss) before minority interest	323	248	(75)
Net income (loss)	323	248	(75)
Earnings (loss) per share
Basic	$0.01	$0.01	—
Diluted	$0.01	$0.01	—

As a result of the restatement, the unaudited condensed consolidated statements of operations for nine months ended September 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the nine months ended September 30, 2005
Depreciation and amortization	$1,643	$2,015	$372
Total other expenses	20,662	21,034	372
Income (loss) from operations	1,828	1,456	(372)
Income (loss) before income taxes and minority interest	2,312	1,940	(372)
Income tax provision (benefit)	1,025	878	(147)
Income (loss) before minority interest	1,287	1,062	(225)
Net income (loss)	1,287	1,062	(225)
Earnings (loss) per share
Basic	$0.06	$0.05	$(0.01)
Diluted	$0.05	$0.04	$(0.01)

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended September 30, 2004 changed as follows:

	As Previously Reported	As Restated	Change

For the three months ended September 30, 2004
Depreciation and amortization	$299	$340	$41
Total other expenses	54,028	54,069	41
Income (loss) from operations	(45,722)	(45,763)	(41)
Income (loss) before income taxes and minority interest	(45,688)	(45,729)	(41)
Income tax provision (benefit)	(18,176)	(18,192)	(16)
Income (loss) before minority interest	(27,512)	(27,537)	(25)
Net Income (loss)	(27,705)	(27,730)	(25)
Earnings (loss) per share
Basic	$(1.75)	$(1.76)	$(0.01)
Diluted	$(1.75)	$(1.76)	$(0.01)

As a result of the restatement, the unaudited condensed consolidated statements of operations for nine months ended September 30, 2004 changed as follows:

	As Previously Reported	As Restated	Change

For the nine months ended September 30, 2004
Depreciation and amortization	$896	$937	$41
Total other expenses	64,656	64,697	41
Income (loss) from operations	(41,702)	(41,743)	(41)
Income (loss) before income taxes and minority interest	(41,609)	(41,650)	(41)
Income tax provision (benefit)	(16,543)	(16,559)	(16)
Income (loss) before minority interest	(25,066)	(25,091)	(25)
Net income (loss)	(25,748)	(25,773)	(25)
Earnings (loss) per share
Basic	$(1.69)	$(1.69)	—
Diluted	$(1.69)	$(1.69)	—

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’S EQUITY

As a result of the restatement, the balance of the accumulated deficit as of January 1, 2005 was increased by $100 to $17,557 from $17,457 and the balance as of September 30, 2005 was increased by $325 to $16,495 from $16,170.

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the nine months ended September 30, 2005

Net income (loss)	$1,287	$1,062	$(225)
Depreciation and amortization	1,643	2,015	372
Deferred tax provision	2,368	2,221	(147)

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2004 changed as follows:

	As Previously Reported	As Restated	Change

For the nine months ended September 30, 2004

Net income (loss)	$(25,748)	$(25,773)	$(25)
Depreciation and amortization	896	937	41
Deferred tax provision	(19,097)	(19,113)	(16)

THE EFFECTS ON NOTE 3 — EARNINGS (LOSS) PER SHARE

As a result of the restatement, net income - basic for the three months ended September 30, 2005 was decreased by $75 to $248 from $323 and for the nine months ended September 30, 2005 was decreased $225 to $1,062 from $1,287.  As a result of the restatement, net loss -  basic for the three months ended September 30, 2004 was increased by $25 to ($ 27,730) from ($27,705) and for the nine months ended September 30, 2004 was increased $25 to ($25,773) from ($25,748).

THE EFFECTS ON NOTE 4 — PRO FORMA EFFECTS OF STOCK OPTIONS

The effects of the restatements on the historical and pro forma information in Note 4 are set forth below:

	As Originally Reported	As Restated	Change

For the three months ended September 30, 2005

Net income (loss)	$323	$248	$(75)
Pro forma net income (loss) — basic and diluted	(133)	(208)	(75)
Basic earnings (loss) per share
As reported	$0.01	$0.01	—
Pro forma	$(0.01)	$(0.01)	—

Diluted earnings (loss) per share
As reported	$0.01	$0.01	—
Pro forma	$0.00	$(0.01)	$(0.01)

	As Originally Reported	As Restated	Change

For the nine months ended September 30, 2005

Net income (loss)	$1,287	$1,062	$(225)
Pro forma net income (loss)— basic and diluted	2	(223)	(225)
Basic earnings (loss) per share
As reported	$0.06	$0.05	$(0.01)
Pro forma	$0.00	$(0.01)	$(0.01)

Diluted earnings (loss) per share
As reported	$0.05	$0.04	$(0.01)
Pro forma	$0.00	$(0.01)	$(0.01)

	As Previously Reported	As Restated	Change

For the three months ended September 30, 2004

Net income (loss)	$(27,705)	$(27,730)	$(25)
Pro forma net income — basic and diluted	702	677	(25)
Basic earnings (loss) per share
As reported	$(1.75)	$(1.76)	$(0.01)
Pro forma	$0.04	$0.04	—

Diluted earnings (loss) per share
As reported	$(1.75)	$(1.76)	$(0.01)
Pro forma	$0.04	$0.04	—

	As Previously Reported	As Restated	Change

For the nine months ended September 30, 2004

Net income (loss)	$(25,748)	$(25,773)	$(25)
Pro forma net income — basic and diluted	1,747	1,722	(25)
Basic earnings (loss) per share
As reported	$(1.69)	$(1.69)	—
Pro forma	$0.11	$0.11	—

Diluted earnings (loss) per share
As reported	$(1.69)	$(1.69)	—
Pro forma	$0.11	$0.11	—

THE EFFECTS ON NOTE 7 — SEGMENT INFORMATION

As a result of the restatement, segment information for the three and nine months ended September 30, 2005 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended September 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$9,309	$398	$80,996	$491	$4,567
Membership Division	2,095	428	6,186	78	129
Subtotals of Segments	11,404	826	87,182	569	4,696
Corporate	—	(169)	58,967	—	—
Totals	$11,404	$657	$146,149	$569	$4,696

As restated
TOC	$9,309	$274	$80,459	$615	$4,567
Membership Division	2,095	428	6,186	78	129
Subtotals of Segments	11,404	702	86,645	693	4,696
Corporate	—	(169)	59,179	—	—
Totals	$11,404	$533	$145,824	$693	$4,696

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Nine Months Ended September 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$27,061	$3,106	$80,996	$1,408	$7,752
Membership Division	4,418	314	6,186	235	317
Subtotals of Segments	31,479	3,420	87,182	1,643	8,069
Corporate	—	(1,108)	58,967	—	—
Totals	$31,479	$2,312	$146,149	$1,643	$8,069

As restated
TOC	$27,061	$2,734	$80,459	$1,780	$7,752
Membership Division	4,418	314	6,186	235	317
Subtotals of Segments	31,479	3,048	86,645	2,015	8,069
Corporate	—	(1,108)	59,179	—	—
Totals	$31,479	$1,940	$145,824	$2,015	$8,069

The changes in these balances are presented as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended September 30, 2005
TOC	$—	$(124)	$(537)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(124)	(537)	124	—
Corporate	—	—	212	—	—
Totals	$—	$(124)	$(325)	$124	$—

Change as of and for the Nine Months Ended September 30, 2005
TOC	$—	$(372)	$(537)	$372	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(372)	(537)	372	—
Corporate	—	—	212	—	—
Totals	$—	$(372)	$(325)	$372	$—

As a result of the restatement, segment information for the three and nine months ended September 30, 2004 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended September 30, 2004
As reported and adjusted for the reclassification as described in Note 7
TOC	$9,022	$(45,520)	$67,585	$213	$581
Membership Division	1,927	306	4,400	86	84
Subtotals of Segments	10,949	(45,214)	71,985	299	665
Corporate	—	(474)	19,523	—	—
Totals	$10,949	$(45,688)	$91,508	$299	$665

As restated
TOC	$9,022	$(45,561)	$67,544	$254	$581
Membership Division	1,927	306	4,400	86	84
Subtotals of Segments	10,949	(45,255)	71,944	340	665
Corporate	—	(474)	19,539	—	—
Totals	$10,949	$(45,729)	$91,483	$340	$665

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Nine Months Ended September 30, 2004
As reported and adjusted for the reclassification as described in Note 7
TOC	$25,304	$(41,052)	$67,585	$639	$1,081
Membership Division	4,407	482	4,400	257	550
Subtotals of Segments	29,711	(40,570)	71,985	896	1,631
Corporate	—	(1,039)	19,523	—	—
Totals	$29,711	$(41,609)	$91,508	$896	$1,631

As restated
TOC	$25,304	$(41,093)	$67,544	$680	$1,081
Membership Division	4,407	482	4,400	257	550
Subtotals of Segments	29,711	(40,611)	71,944	937	1,631
Corporate	—	(1,039)	19,539	—	—
Totals	$29,711	$(41,650)	$91,483	$937	$1,631

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended September 30, 2004
TOC	$—	$(41)	$(41)	$41	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(41)	(41)	41	—
Corporate	—	—	16	—	—
Totals	$—	$(41)	$(25)	$41	$—

Change as of and for the Nine Months Ended September 30, 2004
TOC	$—	$(41)	$(41)	$41	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(41)	(41)	41	—
Corporate	—	—	16	—	—
Totals	$—	$(41)	$(25)	$41	$—

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

Effects of Restatement

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended September 30, 2005 to reflect adjustments to the unaudited condensed consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of MSO relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. In addition, certain amounts included under “expenses” in the 2005 and 2004 unaudited condensed consolidated financial statements we originally issued have been reclassified to either “cost of services” or “other expenses” to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s Regulation S-X. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization.  Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment.  Certain other changes have been made in the historical condensed consolidated financial statements to conform with current presentations. The adjustments to the 2005 and 2004 unaudited condensed consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in The Outdoor Channel, Inc. (“TOC”) that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our condensed consolidated financial statements included in this Form 10-Q/A as of December 31, 2004 and for the three and nine months ended September 30, 2004, we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings.  The accompanying unaudited condensed consolidated financial statements and the related notes have been restated to reflect the effects of the adjustments arising from the reassessment of the estimated useful life of the MSO relationships as explained in Note 10 and below:

As a result of the determination of the estimated useful life of MSO relationships discussed above we have restated the following Items and sections of this Form 10-Q/A:

Item 1. Financial Statements and Supplementary Data:

Restated Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004;

Restated Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004;

Restated Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2005;

Restated Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004;

Note 3 to Unaudited Condensed Consolidated Financial Statements; Earnings (Loss) Per Share;

Note 4 to Unaudited Condensed Consolidated Financial Statements; Pro Forma Effects of Stock Options;

Note 7 to Unaudited Condensed Consolidated Financial Statements; Segment Information; and

Note 10 to Unaudited Condensed Consolidated Financial Statements; Restatements of Unaudited Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the related corrections to Notes 3, 4, and 7 to the unaudited condensed consolidated financial statements and certain other immaterial corrections, the remaining Items required by Form 10-Q are not amended hereby, but are included herewith for ease of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the November 14, 2005 filing of our Quarterly Report on Form 10-Q in any way, except those required to reflect the effects of this restatement of our unaudited condensed consolidated financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS

As a result of the restatement, our unaudited condensed consolidated balance sheet as of September 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,519	$11,555	$10,036

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	11,150	11,362	212
Total assets	146,149	145,824	(325)
Accumulated deficit	(16,170)	(16,495)	(325)
Total stockholders’ equity	140,803	140,478	(325)

As a result of the restatement, our condensed consolidated balance sheet as of December 31, 2004 changed as follows:

	As Previously Reported	As Restated	Change

Amortizable intangible assets, net	$1,939	$12,347	$10,408

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,074	14,139	65
Total assets	99,669	99,569	(100)
Accumulated deficit	(17,457)	(17,557)	(100)
Total stockholders’ equity	93,482	93,382	(100)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended September 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended September 30, 2005
Depreciation and amortization	$569	$693	$124
Total other expenses	6,643	6,767	124
Income (loss) from operations	261	137	(124)
Income (loss) before income taxes and minority interest	657	533	(124)
Income tax provision (benefit)	334	285	(49)
Income (loss) before minority interest	323	248	(75)
Net income (loss)	323	248	(75)
Earnings (loss) per share
Basic	$0.01	$0.01	—
Diluted	$0.01	$0.01	—

As a result of the restatement, the unaudited condensed consolidated statements of operations for nine months ended September 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the nine months ended September 30, 2005
Depreciation and amortization	$1,643	$2,015	$372
Total other expenses	20,662	21,034	372
Income (loss) from operations	1,828	1,456	(372)
Income (loss) before income taxes and minority interest	2,312	1,940	(372)
Income tax provision (benefit)	1,025	878	(147)
Income (loss) before minority interest	1,287	1,062	(225)
Net income (loss)	1,287	1,062	(225)
Earnings (loss) per share
Basic	$0.06	$0.05	$(0.01)
Diluted	$0.05	$0.04	$(0.01)

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended September 30, 2004 changed as follows:

	As Previously Reported	As Restated	Change

For the three months ended September 30, 2004
Depreciation and amortization	$299	$340	$41
Total other expenses	54,028	54,069	41
Income (loss) from operations	(45,722)	(45,763)	(41)
Income (loss) before income taxes and minority interest	(45,688)	(45,729)	(41)
Income tax provision (benefit)	(18,176)	(18,192)	(16)
Income (loss) before minority interest	(27,512)	(27,537)	(25)
Net income (loss)	(27,705)	(27,730)	(25)
Earnings (loss) per share
Basic	$(1.75)	$(1.76)	$(0.01)
Diluted	$(1.75)	$(1.76)	$(0.01)

As a result of the restatement, the unaudited condensed consolidated statements of operations for nine months ended September 30, 2004 changed as follows:

	As Previously Reported	As Restated	Change

For the nine months ended September 30, 2004
Depreciation and amortization	$896	$937	$41
Total other expenses	64,656	64,697	41
Income(loss) from operations	(41,702)	(41,743)	(41)
Income (loss) before income taxes and minority interest	(41,609)	(41,650)	(41)
Income tax provision (benefit)	(16,543)	(16,559)	(16)
Income (loss) before minority interest	(25,066)	(25,091)	(25)
Net income (loss)	(25,748)	(25,773)	(25)
Earnings (loss) per share
Basic	$(1.69)	$(1.69)	—
Diluted	$(1.69)	$(1.69)	—

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

As a result of the restatement, the balance of the accumulated deficit as of January 1, 2005 was increased by $100 to $17,557 from $17,457 and the balance as of September 30, 2005 was  increased by $325 to $16,495 from $16,170.

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the nine months ended September 30, 2005

Net income (loss)	$1,287	$1,062	$(225)
Depreciation and amortization	1,643	2,015	372
Deferred tax provision	2,368	2,221	(147)

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2004 changed as follows:

	As Previously Reported	As Restated	Change

For the nine months ended September 30, 2004

Net (loss)	$(25,748)	$(25,773)	$(25)
Depreciation and amortization	896	937	41
Deferred tax provision	(19,097)	(19,113)	(16)

THE EFFECTS ON NOTE 3 — EARNINGS (LOSS) PER SHARE

As a result of the restatement, net income - basic for the three months ended September 30, 2005 was decreased by $75 to $248 from $323 and for the nine months ended September 30, 2005 was decreased $225 to $1,062 from $1,287. As a result of the restatement, net loss - basic for the three months ended September 30, 2004 was increased by $25 to ($27,730) from ($27,705) and for the nine months ended September 30, 2004 was increased $225 to ($25,773) from ($25,748).

THE EFFECTS ON NOTE 4 — PRO FORMA EFFECTS OF STOCK OPTIONS

The effects of the restatements on the historical and pro forma information in Note 4 are set forth below:

	As Originally Reported	As Restated	Change

For the three months ended September 30, 2005

Net income (loss)	$323	$248	$(75)
Pro forma net income (loss) — basic and diluted	(133)	(208)	(75)
Basic earnings (loss) per share
As reported	$0.01	$0.01	—
Pro forma	$(0.01)	$(0.01)	—

Diluted earnings (loss) per share
As reported	$0.01	$0.01	—
Pro forma	$0.00	$(0.01)	$(0.01)

	As Originally Reported	As Restated	Change

For the nine months ended September 30, 2005

Net income (loss)	$1,287	$1,062	$(225)
Pro forma net income (loss)— basic and diluted	2	(223)	(225)
Basic Earnings (loss) per share
As reported	$0.06	$0.05	$(0.01)
Pro forma	$0.00	$(0.01)	$(0.01)

Diluted Earnings (loss) per share
As reported	$0.05	$0.04	$(0.01)
Pro forma	$0.00	$(0.01)	$(0.01)

	As Previously Reported	As Restated	Change

For the three months ended September 30, 2004

Net income (loss)	$(27,705)	$(27,730)	$(25)
Pro forma net income — basic and diluted	702	677	(25)
Basic Earnings (loss) per share
As reported	$(1.75)	$(1.76)	$(0.01)
Pro forma	$0.04	$0.04	—

Diluted Earnings (loss) per share
As reported	$(1.75)	$(1.76)	$(0.01)
Pro forma	$0.04	$0.04	—

	As Previously Reported	As Restated	Change

For the nine months ended September 30, 2004

Net income (loss)	$(25,748)	$(25,773)	$(25)
Pro forma net income — basic and diluted	1,747	1,722	(25)
Basic Earnings (loss) per share
As reported	$(1.69)	$(1.69)	—
Pro forma	$0.11	$0.11	—

Diluted Earnings (loss) per share
As reported	$(1.69	$(1.69)	—
Pro forma	$0.11	$0.11	—

THE EFFECTS ON NOTE 7 — SEGMENT INFORMATION

As a result of the restatement, segment information for the three and nine months ended September 30, 2005 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended September 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$9,309	$398	$80,996	$491	$4,567
Membership Division	2,095	428	6,186	78	129
Subtotals of Segments	11,404	826	87,182	569	4,696
Corporate	—	(169)	58,967	—	—
Totals	$11,404	$657	$146,149	$569	$4,696

As restated
TOC	$9,309	$274	$80,459	$615	$4,567
Membership Division	2,095	428	6,186	78	129
Subtotals of Segments	11,404	702	86,645	693	4,696
Corporate	—	(169)	59,179	—	—
Totals	$11,404	$533	$145,824	$693	$4,696

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Nine Months Ended September 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$27,061	$3,106	$80,996	$1,408	$7,752
Membership Division	4,418	314	6,186	235	317
Subtotals of Segments	31,479	3,420	87,182	1,643	8,069
Corporate	—	(1,108)	58,967	—	—
Totals	$31,479	$2,312	$146,149	$1,643	$8,069

As restated
TOC	$27,061	$2,734	$80,459	$1,780	$7,752
Membership Division	4,418	314	6,186	235	317
Subtotals of Segments	31,479	3,048	86,645	2,015	8,069
Corporate	—	(1,108)	59,179	—	—
Totals	$31,479	$1,940	$145,824	$2,015	$8,069

The changes in these balances are presented as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended September 30, 2005
TOC	$—	$(124)	$(537)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(124)	(537)	124	—
Corporate	—	—	212	—	—
Totals	$—	$(124)	$(325)	$124	$—

Change as of and for the Nine Months Ended September 30, 2005
TOC	$—	$(372)	$(537)	$372	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(372)	(537)	372	—
Corporate	—	—	212	—	—
Totals	$—	$(372)	$(325)	$372	$—

As a result of the restatement, segment information for the three and nine months ended September 30, 2004 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended September 30, 2004
As reported and adjusted for the reclassification as described in Note 7
TOC	$9,022	$(45,520)	$67,585	$213	$581
Membership Division	1,927	306	4,400	86	84
Subtotals of Segments	10,949	(45,214)	71,985	299	665
Corporate	—	(474)	19,523	—	—
Totals	$10,949	$(45,688)	$91,508	$299	$665

As restated
TOC	$9,022	$(45,561)	$67,544	$254	$581
Membership Division	1,927	306	4,400	86	84
Subtotals of Segments	10,949	(45,255)	71,944	340	665
Corporate	—	(474)	19,539	—	—
Totals	$10,949	$(45,729)	$91,483	$340	$665

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Nine Months Ended September 30, 2004
As reported and adjusted for the reclassification as described in Note 7
TOC	$25,304	$(41,052)	$67,585	$639	$1,081
Membership Division	4,407	482	4,400	257	550
Subtotals of Segments	29,711	(40,570)	71,985	896	1,631
Corporate	—	(1,039)	19,523	—	—
Totals	$29,711	$(41,609)	$91,508	$896	$1,631

As restated
TOC	$25,304	$(41,093)	$67,544	$639	$1,081
Membership Division	4,407	482	4,400	257	550
Subtotals of Segments	29,711	(40,611)	71,944	896	1,631
Corporate	—	(1,039)	19,539	—	—
Totals	$29,711	$(41,650)	$91,483	$896	$1,631

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended September 30, 2004
TOC	$—	$(41)	$(41)	$41	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(41)	(41)	41	—
Corporate	—	—	16	—	—
Totals	$—	$(41)	$(25)	$41	$—

Change as of and for the Nine Months Ended September 30, 2004
TOC	$—	$(41)	$(41)	$41	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(41)	(41)	41	—
Corporate	—	—	16	—	—
Totals	$—	$(41)	$(25)	$41	$—

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

Comparison of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
	(Restated)		(Restated)		(Restated)
Revenues:
Advertising	$5,657	$5,722	$(65)	(1.1)%	49.6%	52.3%
Subscriber fees	3,846	3,450	396	11.5	33.7	31.5
Membership income	1,901	1,777	124	7.0	16.7	16.2
Total revenues	11,404	10,949	455	4.2	100.0	100.0

Cost of Services:
Programming	2,315	933	1,382	148.1	20.3	8.5
Satellite transmission fees	617	582	35	6.0	5.4	5.3
Production and operations	783	588	195	33.2	6.9	5.4
Other direct costs	785	540	245	45.4	6.9	4.9
Total cost of services	4,500	2,643	1,857	70.3	39.5	24.1

Other expenses:
Advertising	1,912	1,477	435	29.5	16.7	13.5
Selling, general and administrative	4,162	4,269	(107)	(2.5)	36.5	39.1
Non-cash compensation expense from exchange of stock options	—	47,983	(47,983)	(100.0)	—	438.2
Depreciation and amortization	693	340	353	103.8	6.1	3.1
Total other expenses	6,767	54,069	(47,302)	(87.5)	59.3	493.9

Income (loss) from operations	137	(45,763)	45,900	(100.3)	1.2	(418.0)

Other income, net	396	34	362	1,064.7	3.5	0.3

Income (loss) before income taxes and minority interest	533	(45,729)	46,262	(101.2)	4.7	(417.7)

Income tax provision (benefit)	285	(18,192)	18,477	(101.6)	2.5	(166.2)

Income (loss) before minority interest	248	(27,537)	27,785	(100.9)	2.2	(251.5)

Minority interest in net income of consolidated subsidiary	—	193	(193)	(100.0)	—	1.8

Net income (loss)	$248	$(27,730)	$27,978	(100.9)%	2.2%	(253.3)%

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and September 30, 2004

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
	(Restated)		(Restated)		(Restated)
Revenues:
Advertising	$16,173	$15,886	$287	1.8%	51.4%	53.5%
Subscriber fees	11,382	9,830	1,552	15.8	36.1	33.1
Membership income	3,924	3,995	(71)	(1.8)	12.5	13.4
Total revenues	31,479	29,711	1,768	6.0	100.0	100.0

Cost of services:
Programming	3,367	2,223	1,144	51.5	10.7	7.5
Satellite transmission fees	1,866	1,759	107	6.1	5.9	5.9
Production and operations	2,509	1,785	724	40.6	8.0	6.0
Other direct costs	1,247	990	257	26.0	4.0	3.3
Total cost of services	8,989	6,757	2,232	33.0	28.6	22.7

Other expenses:
Advertising	5,668	4,282	1,386	32.4	18.0	14.4
Selling, general and administrative	13,351	11,495	1,856	16.1	42.4	38.7
Non-cash compensation expense from exchange of stock options	—	47,983	(47,983)	(100.0)	—	161.5
Depreciation and amortization	2,015	937	1,078	115.0	6.4	3.2
Total other expenses	21,034	64,697	(43,663)	(67.5)	66.8	217.8

Income (loss) from operations	1,456	(41,743)	43,199	(103.5)	4.6	(140.5)

Other income, net	484	93	391	420.4	1.6	0.3

Income (loss) before income taxes and minority interest	1,940	(41,650)	43,590	(104.7)	6.2	(140.2)

Income tax provision (benefit)	878	(16,559)	17,437	(105.3)	2.8	(55.7)

Income (loss) before minority interest	1,062	(25,091)	26,153	(104.2)	3.4	(84.5)

Minority interest in net income of consolidated subsidiary	—	682	(682)	(100.0)	—	2.3

Net income (loss)	$1,062	$(25,773)	$26,835	(104.1)%	3.4%	(86.8)%

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

Advertising revenue for the three months ended September 30, 2005 was $5,657,000, a decrease of $65,000 or 1.1% compared to $5,722,000 for the three months ended September 30, 2004. Advertising revenue for the nine months ended September 30, 2005 was $16,173,000, an increase of $287,000 or 1.8% compared to $15,886,000 for the nine months ended September 30, 2004. The decline in advertising revenue for the three months ended September 30, 2005 principally reflects less than projected growth in our Nielsen Universe Estimate resulting in under delivery of households for our advertising clients. For September of 2005, Nielsen estimated that The Outdoor Channel had 25.6 million viewers, down from 26.2 million for the same period a year ago. (Nielsen revises this estimate each month and for November, Nielsen increased its estimate to approximately 25.7 million subscribers). Because of this under delivery, we record a liability, commonly referred to in the cable industry and as we refer to it as “Make Good Liability,”  thereby reducing revenue we might otherwise recognize and deferring it into the future when we air additional advertising for the client at no additional cost. The increase in advertising revenue for the nine months ended September 30, 2005 reflects our ability to demonstrate the value of short-form advertising on The Outdoor Channel to national advertisers and thus sell a larger percentage of our advertising inventory to these accounts, generally at higher prices.

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

Membership income for the three months ended September 30, 2005 was $1,901,000, an increase of $124,000 or 7.0% compared to $1,777,000 for the three months ended September 30, 2004. Membership income for the nine months ended September 30, 2005 was $3,924,000, a decrease of $71,000 or 1.8% compared to $3,995,000 for the nine months ended September 30, 2004. The improvement of the third quarter over last year principally reflects the increased participation of our gold prospecting expedition to our Cripple River property located near Nome, Alaska.

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and merchandise sales. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the three months ended September 30, 2005 was $4,500,000, an increase of $1,857,000 or 70.3%, compared to $2,643,000 for the three months ended September 30, 2004. Total cost of services for the nine months ended September 30, 2005 was $8,989,000, an increase of $2,232,000 or 33.0%, compared to $6,757,000 for the nine months ended September 30, 2004. As a percentage of revenues, total cost of services was 39.5% and 24.1% in the three months ended September 30, 2005 and 2004, respectively. As a percentage of revenues, total cost of services was 28.6% and 22.7% in the nine months ended September 30, 2005 and 2004, respectively. We expect cost of services to continue to increase in the future as we expand our existing markets and in-house production to support our advertising strategy.

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

Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule is typically over 2 or 4 quarters that generally does not extend more than 2 years. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming.  We are reassessing our programming direction and may charge to expense prepaid programming costs in the fourth quarter that had otherwise been planned to expense in the future as they air.

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

Production and operations costs for the three months ended September 30, 2005 were $783,000, an increase of $195,000, or 33.2%, compared to $588,000 for the three months ended September 30, 2004. Production and operations costs for the nine months ended September 30, 2005 were $2,509,000, an increase of $724,000, or 40.6%, compared to $1,785,000 for the nine months ended September 30, 2004.  The increase in costs principally relates to increased personnel to support our growing infrastructure as we produce more shows in-house and to support our new broadcast facility.

Other direct costs for the three months ended September 30, 2005 were $785,000, an increase of $245,000, or 45.4%, compared to $540,000 for the three months ended September 30, 2004. Other direct costs for the nine months ended September 30, 2005 were $1,247,000, an increase of $257,000, or 26.0%, compared to $990,000 for the nine months ended September 30, 2004.  This increase is primarily additional expenses associated with support of our membership segment including magazine production and outings.

Other Expenses

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; (3) compensation expense from exchange of TOC stock options; and (4) depreciation and amortization.

Total other expenses for the three months ended September 30, 2005 were $6,767,000, a decrease of $47,302,000, or 87.5%, compared to $54,069,000 for the three months ended September 30, 2004. Total other expenses for the nine months ended September 30, 2005 were $21,034,000, a decrease of $43,663,000 or 67.5%, compared to $64,697,000 for the nine months ended September 30, 2004. As a percentage of revenues, total other expenses were 59.3% and 493.9% in the three months ended September 30, 2005 and 2004, respectively. As a percentage of revenues, total other expenses were 66.8% and 217.8% in the nine months ended September 30, 2005 and 2004, respectively. The decrease in expenses was due to the non-recurring charge to compensation expense incurred in September 2004 as a result of the issuance of options to TOC employees with an intrinsic value of $47,983,000 in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own. Otherwise total expenses increased as illustrated when the non-cash, non-recurring compensation expense of $47,983,000 incurred in September 2004 is excluded.

Total other expenses, net of the compensation expense from exchange of stock options, increased $681,000 or 11.1% and $4,320,000 or 24.0% for the three and nine months, respectively. As a percentage of revenues, total other expenses, net of compensation expense from exchange of stock options, were 59.3% and 55.5 % in the three months ended September 30, 2005 and 2004, respectively. As a percentage of revenues, total expenses, net of compensation expense from exchange of stock options, were 66.8% and 56.3% in the nine months ended September 30, 2005 and 2004, respectively.

The increase in these expenses was due to several factors, including: (1) amortization of intangible assets; (2) costs associated with compliance with Sarbanes-Oxley Act of 2002; and (3) costs associated with incorporation in Delaware and listing on Nasdaq National Market, to which the Company became subject as of September 2004. Those increased costs will continue to be incurred becoming part of our cost of doing business. The increase is also attributable to increased programming and personnel costs, costs associated with the launch of our second channel, Outdoor Channel 2 HD, marketing and promotion costs and other items more fully described as follows.

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

Selling, general and administrative expenses for the three months ended September 30, 2005 were $4,162,000, a decrease of $107,000 or 2.5% compared to $4,269,000 for the three months ended September 30, 2004. As a percent of revenues, selling, general and administrative expenses were 36.5% and 39.1% in the three months ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $13,351,000, an increase of $1,856,000 or 16.1% compared to $11,495,000 for the nine months ended September 30, 2004. As a percent of revenues, selling, general and administrative expenses were 42.4% and 38.7% in the nine months ended September 30, 2005 and 2004, respectively.

The increase was primarily due to the increase in the number of employees. We opened our New York City advertising sales office with a resultant expense in 2005 that did not exist in the same period a year ago. It currently has a staff of three employees. We have also added an executive to our management team who holds the position of General Counsel. Others have been added in all departments to support our launch of a second channel—Outdoor Channel 2 HD, and to support our increased efforts of providing more of our shows in-house. We also experienced increased travel and related costs associated with our larger advertising sales staff, support of our service providers and the promotion of The Outdoor Channel and Outdoor Channel 2 HD through a stronger presence at trade shows, conferences and seminars. We increased other corporate overhead expenses such as our activity surrounding Sarbanes-Oxley compliance in 2005, fees for our listing on Nasdaq National Market and fees associated with incorporation in the state of Delaware.

We anticipate that selling, general and administrative costs will continue to climb over the foreseeable future both in dollars and when expressed as a percent of revenue as we continue to work to gain penetration of both channels, corporate spending on Sarbanes-Oxley compliance, fees to maintain our common stock listing and improved communication with our stockholders, among other corporate expenses.

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

Depreciation and amortization for the three months ended September 30, 2005 were $693,000, an increase of $353,000 or 103.8% compared to $340,000 for the three months ended September 30, 2004. Depreciation and amortization for the nine months ended September 30, 2005 were $2,015,000, an increase of $1,078,000 or 115.0% compared to $937,000 for the nine months ended September 30, 2004. The increase in depreciation and amortization is principally a result of amortization of intangible assets created as part of the acquisition in September 2004 of the remaining minority interest of TOC we did not already own. These expenses did not exist in the first half of 2004.  Also increased depreciation expense reflects the purchase and installation of the equipment related to the launch of our second network, Outdoor Channel 2HD.

Income (Loss) from Operations

Income (loss) from operations for the three months ended September 30, 2005 was $137,000, an increase of $45,900,000 compared to ($45,763,000) for the three months ended September 30, 2004. As a percent of revenues, income from operations was 1.2% and (418.0%), respectively. Income (loss) from operations for the nine months ended September 30, 2005 was $1,456,000, an increase of $43,199,000 compared to ($41,743,000) for the nine months ended September 30, 2004. As a percent of revenues, income from operations was 4.6% and (140.4%), respectively. As we continue to strive to drive growth of our subscriber base including the planned payment of launch support and as we further develop our second channel, Outdoor Channel 2 HD, we will incur increased expenses such as programming, marketing, and advertising as well as start-up and operating costs in 2005 that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the foreseeable future. There can be no assurance that these strategies will be successful.

As explained above, the non-cash, non-recurring compensation expense charge of $47,983,000 which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC accounts for the majority of the loss from operations for the three and nine months ended September 30, 2004. If we excluded this charge, income from operations for the three months ended September 30, 2004 would have been $2,220,000. As a percentage of revenue this adjusted total would have been

20.3% for the three months ended September 30, 2004. If we excluded this charge, income from operations for the nine months ended September 30, 2004 would have been $6,240,000. As a percentage of revenue this adjusted total would have been 21.0% for the nine months ended September 30, 2004.

Other Income, Net

Other income, net for the three months ended September 30, 2005 was $396,000, an increase of $362,000 compared to $34,000 for the three months ended September 30, 2004. Other income, net for the nine months ended September 30, 2005 was $484,000, an increase of $391,000 compared to $93,000 for the nine months ended September 30, 2004. This improvement was primarily due to increased dividends and interest earned on our increased investment in available-for-sale securities and cash and cash equivalent balances that resulted from the sale, on July 1, 2005, of 3,500,000 shares of common stock for net cash proceeds of $43,350,000 plus $2,631,000 from the exercise of stock options during the nine months ended September 30, 2005.

Income (Loss) Before Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary

Income (loss) before income taxes and minority interest increased as a percentage of revenues to 4.7% for the three months ended September 30, 2005 compared to (417.7%) for the three months ended September 30, 2004. Income (loss) before income taxes and minority interest decreased as a percentage of revenues to 6.2% for the nine months September 30, 2005 compared to (140.2%) for the nine months ended September 30, 2004.

The TOC segment’s income before income taxes and minority interest expressed as a percentage of revenue increased to 2.9% for the three months ended September 30, 2005, compared to a loss of 162.4% for the three months ended September 30, 2004. The TOC segment’s income before income taxes and minority interest expressed as a percentage of revenue increased to 10.1% for the nine months ended September 30, 2005, compared to a loss of 505.0% for the nine months ended September 30, 2004. The decrease was due to the non-cash, non-recurring charge of $47,983,000, and to the growth of our programming expenses and increased staff in support of the launch of our second channel, Outdoor Channel 2 HD, increased spending on advertising, personnel and travel/promotional related expenses as well as depreciation expenses related to the deployment of additional equipment and amortization of the intangible assets related to the acquisition of the minority interest of TOC.

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

Corporate incurred a loss before income taxes and minority interest for the three months ended September 30, 2005 amounting to $169,000, a change of $305,000 compared to a loss of $474,000 for the three months ended September 30, 2004. Corporate incurred a loss before income taxes and minority interest for the nine months ended September 30, 2005 amounting to $1,108,000, a decrease of $69,000 compared to $1,039,000 for the nine months ended September 30, 2004. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, amortization of intangibles, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. The increase in the expenses of Corporate is principally related to accounting services incurred in positioning the Company to be in compliance with the requirements of the Sarbanes-Oxley Act of 2002, taxes associated with being incorporated in Delaware, listing fees of Nasdaq National Market and amortization of the intangible assets related to the acquisition of the minority interest of TOC. Increased board fees also contribute to the increase of expenses reflecting the increase in the number of independent board members from two in the first eight months of 2004 to five in 2005.

Income TaxProvision (Benefit)

Income tax provision for the three months ended September 30, 2005 was $285,000, an increase of $18,477,000 as compared to a benefit of $18,192,000 for the three months ended September 30, 2004. Income tax provision for the nine months ended September 30, 2005 was $878,000, an increase of $17,437,000 as compared to a benefit of $16,559,000 for the nine months ended September 30, 2004. The increase was principally due to the Company earning taxable income in the 2005 periods as compared to a loss for the 2004 periods. The effective income tax rate was approximately 53.5% and 39.8% for the three months ended September 30, 2005 and 2004, respectively. The effective income tax rate was approximately 45.3% and 39.8% for the nine months ended September 30, 2005 and 2004, respectively.  The increased effective income tax rates experienced in 2005 compared to 2004 are principally a result of increases in the estimated amount of expenditures not fully deductible and adjustments to the state tax provision rate.

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

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2005 was $248,000 an increase of $27,978,000 compared to ($27,730,000) for the three months ended September 30, 2004. Net income (loss) for the nine months ended September 30, 2005 was $1,062,000 an increase of $26,835,000 compared to ($25,773,000) for the nine months ended September 30, 2004. The increase was due to reasons stated above. Excluding the non-cash, non-recurring charge of $47,983,000, net of income tax benefit of $19,098,000, net income for the three months ended September 30, 2004 would have been $1,180,000 or 10.8% of revenue. Excluding the non-cash, non-recurring charge of $47,983,000, net of income tax benefit of $19,098,000, net income for the nine months ended September 30, 2004 would have been $3,112,000 or 10.5% of revenue.

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

As of September 30, 2005, we had no outstanding debt. As of November 14, 2005, the date of the original Form 10-Q for the quarter ended September 30, 2005 we had aggregate outstanding borrowings of approximately $4,950,000. The rates of interest on our currently outstanding debt are fixed while the rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

ITEM 5.                 Other Information.

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