Form 10-K/A
period 2005-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2007-02-12
CIK 760326

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-K/A reflects the restatement of the consolidated financial statements of Outdoor Channel Holdings, Inc. and Subsidiaries as of and for the years ended December 31, 2005 and 2004, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Effects of Restatement (Item 7) and Note 18 to the consolidated financial statements (Item 8) to reflect the effects of a revised estimate of the useful life of intangible assets attributable to MSO relationships recorded in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our consolidated financial statements included in this Form 10-K/A as of and for the year ended December 31, 2004, we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings.

In addition, to provide more detail about our operating results and more fully comply with the Securities and Exchange Commission’s (the “SEC’s”) Regulation S-X, we have modified our presentation of the  consolidated statements of operations , as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements, by reclassifying the amounts originally included under “expenses” in line items under either  “cost of services” or “other expenses”. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which were recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Certain other changes have been made in the historical consolidated financial statements to conform with current presentation.

All of the information in this Form 10-K/A is as of March 16, 2006, the filing date of the original Form 10-K for the year ended December 31, 2005, and has not been updated for events subsequent to that date other than for the effects of the matter discussed above. Unless otherwise indicated, the exhibits previously filed with the Form 10-K are not filed herewith but incorporated herein by reference.

OUTDOOR CHANNEL HOLDINGS, INC.

FORM 10-K/A
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

We also own and operate two national membership organizations, Gold Prospector’s Association of America, LLC, or GPAA, and LDMA-AU, Inc., or Lost Dutchman’s. The theme of these organizations is the search for gold deposits and treasures while enjoying the outdoors. Initially, we created The Outdoor Channel to market memberships in these organizations by airing programming related to these activities. Through this process, we discovered that members in these organizations were veryenthusiastic about their activities which resulted in a strong consumer demand for The Outdoor Channel. We believe by airing programs associated with our membership organizations and other membership, or affinity, organizations, such as the National Rifle Association and the North American Hunting and Fishing Clubs, we enhance consumer demand and consequently provide opportunities to increase the number of subscribers to The Outdoor Channel.

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

As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Effects of Restatement” and “Note 18 of the notes to the consolidated financial statements”, this Form 10-K/A amends our previously filed Form 10-K for the year ended December 31, 2005 to reflect adjustments to the consolidated financial statements as of December 31, 2005 and 2004 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of multi-system cable operator (“MSO”) relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. The adjustments are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in The Outdoor Channel, Inc. (“TOC”) that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our consolidated financial statements included in this Form 10-K/A as of and for the year ended December 31, 2004, we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed  prior to January 1, 2005 and thus we did not amend those filings.

The cost allocated to MSO relationships and originally included in other non-amortizable intangible assets as of December 31, 2005 and 2004 was $10,573,000. The consolidated balance sheets included in this Form 10-K/A have been restated to reflect, among other things, reductions in the carrying value of the MSO relationships to $9,912,000 and $10,408,000 as a result of recording accumulated amortization of $661,000 and $165,000 as of December 31, 2005 and 2004, respectively. The consolidated statements of operations included in this Form 10-K/A have been restated to reflect, among other things, additional amortization expense for the MSO relationships of $496,000 and $165,000, a reduction in the income tax provision and the income tax benefit of $196,000 and $65,000 and a reduction in net income and an increase in net loss of $300,000 and $100,000 in 2005 and 2004, respectively. The adjustments also reduced the net income or increased the net loss for each of the quarters in 2005 and 2004 shown in the unaudited quarterly financial information included in the notes to the consolidated financial statements in this Form 10-K/A.

In addition, to provide more detail about our operating results and to more fully comply with the Securities and Exchange Commission’s (“SEC”) Regulation S-X, we have modified our presentation of the consolidated statements of operations by reclassifying the amounts originally under “expenses” in line items under either “cost of services” or “other expenses”. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which were recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Certain other changes have been made in the historical consolidated financial statements to conform with the current presentations.

Except for the related corrections to Notes 2, 3, 7, 10, 13 and 17, and certain other immaterial corrections, the remaining Items required by Form 10-K are not amended hereby, but are included herewith for ease of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

Except as otherwise expressly noted herein, this Form 10-K/A does not reflect events occurring after the March 16, 2006 filing of our Annual Report on Form 10-K in any way, except those required to reflect the effects of this restatement of our consolidated financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

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

 Financial Information about Segments

Financial information related to our operating segments is included in Note 13 to the consolidated financial statements included in this Form 10-K/A, which note is incorporated by reference herein. The Outdoor Channel, or TOC, segment has provided greater than 15% of our consolidated revenue during each of the last three fiscal years.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the Securities and Exchange Commission on our website on the World Wide Web at http://www.outdoorchannelholdings.com. We will also provide without charge, upon written or oral request, a copy of any or all of the documents referred to above. Requests for such documents should be directed to Attention: General Counsel, 43445 Business Park Drive, Suite 113, Temecula, California 92590 (Telephone: 951- 699-6991).

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

If our channels are placed in unpopular program packages by cable or satellite service providers, or if service fees are increased for our subscribers, the number of viewers of our channelsmay decline which could harm our business and operating results.

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

The success of The Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements with, and carriage by, satellite systems and multi-system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we have relationships or agreements with most of the largest MSOs and satellite service providers, execution of an agreement with an MSO does not ensure that its affiliated regional or individual cable systems will carry The Outdoor Channel. Under our current agreements, The Outdoor Channel typically offers MSOs and their cable affiliates the right to broadcast The Outdoor Channel to their subscribers, but such contracts do not require that The Outdoor Channel be offered to all subscribers of, or any tiers offered by, the MSO. Because certain carriage agreements do not specify on which service levels The Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets The Outdoor Channel will be offered, we have no assurance that The Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. If cable and satellite service providers discontinue or refrain from carrying The Outdoor Channel, this could reduce the number of viewers and harm our operating results.

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

Changes in the methodology used by Nielsen to estimate our subscriber base or television ratings, orinaccuracies in such estimates, could cause our advertising revenue to decrease.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

ITEM 6.                                                    SELECTED CONSOLIDATED FINANCIAL DATA.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)
	(In thousands, except per share amounts)
Income Statement Data:
Revenues:
Advertising	$22,769	$21,817	$16,396	$10,969	$8,645
Subscriber fees	15,432	13,391	10,836	6,071	3,874
Membership income	4,707	4,746	4,456	4,353	4,715
Total revenues	42,908	39,954	31,688	21,393	17,234

Income (loss) from operations	2,798	(39,704)	7,627	4,576	1,684
Income (loss) before income taxes and minority interest	3,696	(39,589)	7,653	4,621	1,710
Income tax provision (benefit)	1,503	(16,011)	3,162	1,882	718
Income (loss) before minority interest	2,193	(23,578)	4,491	2,739	992
Minority interest in net income of consolidated subsidiary	—	682	897	444	181
Net income (loss)	2,193	(24,260)	3,594	2,295	811
Preferred stock dividends	—	—	—	(90)	—
Net income (loss) applicable to common stock	$2,193	$(24,260)	$3,594	$2,205	$811
Earnings (loss) per common share:
Basic	$0.10	$(1.52)	$0.26	$0.17	$0.06
Diluted	$0.09	$(1.52)	$0.19	$0.15	$0.06
Weighted average number of common shares outstanding:
Basic	21,423	15,998	13,824	13,220	13,071
Diluted	24,732	15,998	14,768	14,627	14,597

	As of December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,276	$13,105	$7,214	$3,248	$2,574
Goodwill	44,457	44,457	—	—	—
Total assets	151,822	99,569	19,848	11,830	9,214
Total liabilities	10,018	6,187	4,353	4,405	4,387
Minority interest in subsidiary	—	—	2,302	1,263	812
Stockholders’ equity	$141,804	$93,382	$13,193	$6,162	$4,015

As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Effects of Restatement” and “Note 18 of the notes to the consolidated financial statements”, this Form 10-K/A amends our previously filed Form 10-K for the year ended December 31, 2005 to reflect adjustments to the consolidated financial statements arising from the effects of a reclassification of all of the amounts originally allocated to the cost of MSO  relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. The adjustments are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in TOC that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. The cost allocated to MSO relationships and originally included in other non-amortizable intangible assets as of December 31, 2005 and 2004 was $10,573,000. The consolidated balance sheets included in this Form 10-K/A have been restated to reflect, among other things, reductions in the carrying value of the MSO relationships to $9,912,000 and $10,408,000 as a result of recording accumulated amortization of $661,000 and $165,000 as of December 31, 2005 and 2004, respectively. The consolidated statements of operations included in this Form 10-K/A have been restated to reflect, among other things, additional amortization expense for the MSO relationships of $496,000 and $165,000, a reduction in the income tax provision and the income tax benefit of $196,000 and $65,000 and a reduction in net income and an increase in net loss of $300,000 and $100,000 in 2005 and 2004, respectively.

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

Effects of Restatement

This Form 10-K/A amends our previously filed Form 10-K for the year ended December 31, 2005 to reflect adjustments to the consolidated financial statements as of and for the years ended December 31, 2005 and 2004 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of MSO relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. In addition, certain amounts included under “expenses” in the 2005, 2004 and 2003 consolidated statements of operations we originally issued have been reclassified to either “cost of services’ or “other expenses” to provide additional detail about our operating results and more fully comply with the SEC’s Regulation S-X. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 that was allocated to MSO relationships. The adjustments to the 2005 and 2004 consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in TOC that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our consolidated financial statements included in this Form 10-K/A as of and for the year ended December 31, 2004, we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings. The accompanying consolidated financial statements and the related notes have been restated to reflect the effects of the adjustments arising from the reassessment of the estimated useful life of the MSO relationships as explained in Note 18 and below:

As a result of the determination of the estimated useful life of MSO relationships discussed above, we have restated the following Items and sections of this Form 10-K/A:

Item 6.             Selected Financial Data

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.             Financial Statements and Supplementary Data:

Restated Consolidated Balance Sheets as of December 31, 2005 and 2004;
Restated Consolidated Statements of Operations for the years ended December 31, 2005 and 2004;
Restated Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004;
Restated Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004;

Note 2 to Consolidated Financial Statements; Summary of Significant Accounting Policies–Earnings (Loss) Per  Share and Stock Options;

Note 3 to Consolidated Financial Statements; Acquisition of Minority Interest in The Outdoor Channel, Inc.;

Note 7 to Consolidated Financial Statements; Property, Plant and Equipment and Amortizable Intangible Assets;

Note 10 to Consolidated Financial Statements; Income Taxes;

Note 13 to Consolidated Financial Statements; Segment Information;

Note 17 to Consolidated Financial Statements; Quarterly Financial Information (Unaudited); and

Note 18 to Consolidated Financial Statements; Restatements of Consolidated Financial Statements.

Except for the related corrections to Notes 2, 3, 7, 10, 13 and 17 and certain other immaterial corrections, the remaining Items required by Form 10-K are not amended hereby, but are included herewith for ease of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

Except as otherwise expressly noted herein, this Form 10-K/A does not reflect events occurring after the March 16, 2006 filing of our Annual Report on Form 10-K in any way, except those required to reflect the effects of this restatement of our consolidated financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

The Effects on the Consolidated Balance Sheets

As a result of the restatement, our consolidated balance sheet as of December 31, 2005 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,380	$11,292	$9,912

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	9,230	9,491	261
Total assets	152,222	151,822	(400)
Accumulated deficit	(14,964)	(15,364)	(400)
Total stockholders’ equity	142,204	141,804	(400)

As a result of the restatement, our consolidated balance sheet as of December 31, 2004 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,939	$12,347	$10,408

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,074	14,139	65
Total assets	99,669	99,569	(100)
Accumulated deficit	(17,457)	(17,557)	(100)
Total stockholders’ equity	93,482	93,382	(100)

The Effects on the Consolidated Statements of Operations

As a result of the restatement, the consolidated statements of operations for years ended December 31, 2005 and 2004 changed as follows:

	As Originally Reported	As Restated	Change

For the year ended December 31, 2005
Depreciation and amortization	$2,225	$2,721	$496
Total other expenses	26,897	27,393	496
Income (loss) from operations	3,294	2,798	(496)
Income (loss) before income taxes and minority interest	4,192	3,696	(496)
Income tax provision (benefit)	1,699	1,503	(196)
Income (loss) before minority interest	2,493	2,193	(300)
Net income (loss)	2,493	2,193	(300)
Earnings (loss) per share:
Basic	$0.12	$0.10	$(0.02)
Diluted	$0.10	$0.09	$(0.01)

For the year ended December 31, 2004

Depreciation and amortization	$1,259	$1,424	$165
Total other expenses	71,123	71,288	165
Income (loss) from operations	(39,539)	(39,704)	(165)
Income (loss) before income taxes and minority interest	(39,424)	(39,589)	(165)
Income tax provision (benefit)	(15,946)	(16,011)	(65)
Income (loss) before minority interest	(23,478)	(23,578)	(100)
Net income (loss)	(24,160)	(24,260)	(100)
Earnings (loss) per share:
Basic	$(1.51)	$(1.52)	$(0.01)
Diluted	$(1.51)	$(1.52)	$(0.01)

The Effects on the Consolidated Statement of Stockholders’ Equity

As a result of the restatement, the balance of the accumulated deficit as of December 31, 2005 was increased by $400 to $15,364 from $14,964 and the balance as of December 31, 2004 was increased by $100 to $17,557 from $17,457.

The Effects on the Consolidated Statement of Cash Flows

As a result of the restatement, the consolidated statements of cash flows for the years ended December 31, 2005 and 2004 changed as follows:

	As Originally Reported	As Restated	Change

For the year ended December 31, 2005

Net income (loss)	$2,493	$2,193	$(300)
Depreciation and amortization	2,234	2,730	496
Deferred tax provision (benefit), net	3,190	2,994	(196)

For the year ended December 31, 2004

Net income (loss)	$(24,160)	$(24,260)	$(100)
Depreciation and amortization	1,259	1,424	165
Deferred tax provision (benefit), net	(17,619)	(17,684)	(65)

The Effects on Note 2 – Summary of Significant Accounting Policies – Earnings (Loss) Per Share and Stock Options

The effects of the restatements on the historical and pro forma information in Note 2 from assuming that compensation cost related to employee stock options had been determined for the years ended December 31, 2005 and 2004 based on the fair value instead of the intrinsic value of the options at the grant date are set forth below:

	As Originally Reported	As Restated	Change

For the year ended December 31, 2005

Net income (loss)	$2,493	$2,193	$(300)
Pro forma – basic and diluted	764	464	(300)
Basic earnings (loss) per share:
As reported	$0.12	$0.10	$(0.02)
Pro forma	$0.04	$0.02	$(0.02)
Diluted earnings (loss) per share:
As reported	$0.10	$0.09	$(0.01)
Pro forma	$0.03	$0.02	$(0.01)

For the year ended December 31, 2004

Net income (loss)	$(24,160)	$(24,260)	$(100)
Pro forma – basic and diluted	2,102	2,002	(100)
Basic earnings (loss) per share:
As reported	$(1.51)	$(1.52)	$(0.01)
Pro forma	$0.13	$0.13	$—
Diluted earnings (loss) per share:
As reported	$(1.51)	$(1.52)	$(0.01)
Pro forma	$0.13	$0.13	$—

The Effects on Note 7 – Property, Plant and Equipment and Amortizable Intangible Assets

As a result of the reclassification of the MSO relationships assets from non-amortizable intangible assets to amortizable intangible assets, the following information was included in Note 7:

MSO Relationships
For the year ended December 31, 2005

Residual value	$—
Weighted average amortization period	21 years, 4 months

Gross carrying amount	$10,573
Less accumulated amortization	661
Net book value	$9,912

For the year ended December 31, 2004

Residual value	$—
Weighted average amortization period	21 years, 4 months

Gross carrying amount	$10,573
Less accumulated amortization	165
Net book value	$10,408

The Effects on Note 10 – Income Taxes

The components of the provision (benefit) for income taxes that changed were as follows:

	2005	2004
	(as Originally Reported)	(as Originally Reported)
Deferred:
Federal	$2,877	$(13,512)
State	313	(4,107)
Total deferred	$3,190	$(17,619)
Totals	$1,699	$(15,946)

	2005	2004
	(as Restated)	(as Restated)
Deferred:
Federal	$2,710	$(13,568)
State	284	(4,116)
Total deferred	$2,994	$(17,684)
Totals	$1,503	$(16,011)

	2005	2004
	(Change)	(Change)
Deferred:
Federal	$(167)	$(56)
State	(29)	(9)
Total deferred	$(196)	$(65)
Totals	$(196)	$(65)

The components of the tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 that changed were as follows:

	2005	2004
	(as Originally Reported)	(as Originally Reported)
Deferred tax liabilities:
Fixed assets	$(251)	$(345)
Intangible assets	(4,726)	(4,946)
Other	(78)	(24)
	$(5,055)	$(5,315)
Deferred tax assets, net	$10,245	$13,580

	2005	2004
	(as Restated)	(as Restated)
Deferred tax liabilities:
Fixed assets	$(251)	$(345)
Intangible assets	(4,465)	(4,881)
Other	(78)	(24)
	$(4,794)	$(5,250)
Deferred tax assets, net	$10,506	$13,645

	2005	2004
	(Change)	(Change)
Deferred tax liabilities:
Fixed assets	$—	$—
Intangible assets	261	65
Other	—	—
	$261	$65
Deferred tax assets, net	$261	$65

The reconciliation of the provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations to those computed based on the applicable statutory Federal income tax rate of 34% in 2005 and 2004 were as follows:

	2005	2004
	(as Originally Reported)	(as Originally Reported)
Federal income tax provision (benefit) at statutory income tax rate	$1, 425	$(13, 532)
State taxes, net of federal benefit	251	(2,197)
Non-deductible expense	35	38
Deferred compensation	—	(198)
Other	(12)	(57)
Income tax provision (benefit)	$1,699	$(15,946)

	2005	2004
	(as Restated)	(as Restated)
Federal income tax provision (benefit) at statutory income tax rate	$1,258	$(13,588)
State taxes, net of federal benefit	222	(2,206)
Non-deductible expense	35	38
Deferred compensation	—	(198)
Other	(12)	(57)
Income tax provision (benefit)	$1,503	$(16,011)

	2005	2004
	(Change)	(Change)
Federal income tax provision (benefit) at statutory income tax rate	$(167)	$(56)
State taxes, net of federal benefit	(29)	(9)
Non-deductible expense	—	—
Deferred compensation	—	—
Other	—	—
Income tax provision (benefit)	$(196)	$(65)

The Effects on Note 13 – Segment Information

As a result of the restatement, segment information for the years ended December 31, 2005 and 2004 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Year Ended December 31, 2005
As reported and adjusted for the reclassification as described in Note 13
TOC	$37,527	$5,361	$79,686	$1,892	$10,224
Membership Division	5,381	280	5,017	342	335
Subtotals of Segments	42,908	5,641	84,703	2,234	10,559
Corporate	—	(1,449)	67,519	—	—
Totals	$42,908	$4,192	$152,222	$2,234	$10,559

As restated
TOC	$37,527	$4,865	$79,025	$2,388	$10,224
Membership Division	5,381	280	5,017	342	335
Subtotals of Segments	42,908	5,145	84,042	2,730	10,559
Corporate	—	(1,449)	67,780	—	—
Totals	$42,908	$3,696	$151,822	$2,730	$10,559

As of and for the Year Ended December 31, 2004
As reported and adjusted for the reclassification as described in Note 13
TOC	$34,596	$(38,165)	$78,739	$915	$1,938
Membership Division	5,358	354	6,857	344	611
Subtotals of Segments	39,954	(37,811)	85,596	1,259	2,549
Corporate	—	(1,613)	14,073	—	—
Totals	$39,954	$(39,424)	$99,669	$1,259	$2,549

As restated
TOC	$34,596	$(38,330)	$78,574	$1,080	$1,938
Membership Division	5,358	354	6,857	344	611
Subtotals of Segments	39,954	(37,976)	85,431	1,424	2,549
Corporate	—	(1,613)	14,138	—	—
Totals	$39,954	$(39,589)	$99,569	$1,424	$2,549

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Year Ended December 31, 2005
TOC	$—	$(496)	$(661)	$496	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(496)	(661)	496	—
Corporate	—	—	261	—	—
Totals	$—	$(496)	$(400)	$496	$—

Change as of and for the Year Ended December 31, 2004
TOC	$—	$(165)	$(165)	$165	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(165)	(165)	165	—
Corporate	—	—	65	—	—
Totals	$—	$(165)	$(100)	$165	$—

The Effects on Note 17 – Quarterly Financial Information (Unaudited)

As a result of the restatement, quarterly financial information for the years ended December 31, 2005 and 2004 changed as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
As Reported
2005
Revenue	$10,061	$10,014	$11,404	$11,429
Income from operations	728	839	261	1,466
Net income	452	512	323	1,206
Earnings per common share:
Basic	$0.02	$0.03	$0.01	$0.05
Diluted	$0.02	$0.02	$0.01	$0.05

As Restated
2005
Revenue	$10,061	$10,014	$11,404	$11,429
Income from operations	604	715	137	1,342
Net income	377	437	248	1,131
Earnings per common share:
Basic	$0.02	$0.02	$0.01	$0.05
Diluted	$0.02	$0.02	$0.01	$0.04

	Three Months Ended
	March 31	June 30	September 30	December 31
As Reported
2004
Revenue	$9,205	$9,557	$10,949	$10,243
Income (loss) from operations	2,275	1,745	(45,722)	2,163
Net income (loss)	1,113	844	(27,705)	1,588
Earnings (loss) per common share:
Basic	$0.08	$0.06	$(1.75)	$0.09
Diluted	$0.06	$0.04	$(1.75)	$0.07

As Restated
2004
Revenue	$9,205	$9,557	$10,949	$10,243
Income (loss) from operations	2,275	1,745	(45,763)	2,039
Net income (loss)	1,113	844	(27,730)	1,513
Earnings (loss) per common share:
Basic	$0.08	$0.06	$(1.76)	$0.08
Diluted	$0.06	$0.04	$(1.76)	$0.07

	Three Months Ended
	March 31	June 30	September 30	December 31
Changes
2005
Revenue	$—	$—	$—	$—
Income (loss) from operations	(124)	(124)	(124)	(124)
Net income (loss)	(75)	(75)	(75)	(75)
Earnings (loss) per common share:
Basic	$—	$(0.01)	$—	$—
Diluted	$—	$—	$—	$(0.01)

2004
Revenue	$—	$—	$—	$—
Income (loss) from operations	—	—	(41)	(124)
Net income (loss)	—	—	(25)	(75)
Earnings (loss) per common share:
Basic	$—	$—	$(0.01)	$(0.01)
Diluted	$—	$—	$(0.01)	$—

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

The acquisition of the 17.6% minority interest in TOC was accounted for using the purchase method of accounting. The cost of acquiring the minority interest included the aggregate fair value of our common shares issued in exchange for common shares of TOC and certain other direct costs. The acquisition cost was allocated based on the fair value of the assets of TOC that were acquired and liabilities that were assumed, including intangible assets that arose from contractual or other legal rights or met certain other recognition criteria that underlie the minority interest that was acquired. The excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired was allocated to goodwill. In addition, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) the tax effects of the intangible assets have been treated as additional consideration. This additional consideration has also been allocated to goodwill.

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

	Allocation (in thousands)	Estimated Useful Life

MSO relationships	$10,573	21 years, 4 months
Advertising customer relationships:
Short form	1,351	4 years
Long form	621	3 years

Total identifiable intangible assets	12,545
Goodwill	44,457	Indefinite
Deferred tax liability associated with intangible assets	(5,001)
Minority interest in subsidiary	2,984

Aggregate purchase price	$54,985

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

Long-Lived Assets

Long-lived assets, such as property and equipment, MSO relationships, advertising customer relationships, goodwill and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their estimated fair values. Long-lived assets to be disposed of in a manner that meets specific criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

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

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
	(As Restated)	(As Restated)
Revenues:
Advertising	$22,769	$21,817	$952	4.4%	53.0%	54.6%
Subscriber fees	15,432	13,391	2,041	15.2	36.0	33.5
Membership income	4,707	4,746	(39)	(0.8)	11.0	11.9
Total revenues	42,908	39,954	2,954	7.4	100.0	100.0

Cost of services:
Programming	5,604	2,521	3,083	122.3	13.1	6.3
Satellite transmission fees	2,497	2,351	146	6.2	5.8	5.9
Production and operations	3,261	2,397	864	36.0	7.6	6.0
Other direct costs	1,355	1,101	254	23.1	3.2	2.7
Total cost of services	12,717	8,370	4,347	51.9	29.7	20.9

Other expenses:
Advertising	7,100	5,596	1,504	26.9	16.5	14.0
Selling, general and administrative	17,572	16,285	1,287	7.9	41.0	40.8
Non-cash compensation expense from exchange of stock options	—	47,983	(47,983)	(100.0)	—	120.1
Depreciation and amortization	2,721	1,424	1,297	91.1	6.3	3.6
Total other expenses	27,393	71,288	(43,895)	(61.6)	63.8	178.5

Income (loss) from operations	2,798	(39,704)	42,502	NMF	6.5	(99.4)

Other income, net	898	115	783	NMF	2.1	0.3

Income (loss) before income taxes and minority interest	3,696	(39,589)	43,285	NMF	8.6	(99.1)

Income tax provision (benefit)	1,503	(16,011)	17,514	NMF	3.5	(40.1)

Income (loss) before minority interest	2,193	(23,578)	25,771	NMF	5.1	(59.0)

Minority interest in net income of consolidated subsidiary	—	682	(682)	(100.0)	—	1.7

Net income (loss)	$2,193	$(24,260)	$26,453	NMF %	5.1%	(60.7)%

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

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and merchandise sales. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs and (4) other direct costs. Total cost of services for the year ended December 31, 2005 was $12,717,000, an increase of $4,347,000 or 51.9%, compared to $8,370,000 for the year ended December 31, 2004. As a percentage of revenues, total cost of services was 29.7% and 20.9% in the years ended December 31, 2005 and 2004, respectively. We expect cost of services to continue to increase in the future as we expand our existing markets and in-house production to support our advertising strategy.

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

Production and operations costs for the year ended December 31, 2005 were $3,261,000, an increase of $864,000, or 36.0%, compared to $2,397,000 for the year ended December 31, 2004. The increase in costs principally relates to increased infrastructure including personnel, small equipment purchases and other items as we produce more shows in-house and support our new broadcast facility.

Other direct costs for the year ended December 31, 2005 were $1,355,000, an increase of $254,000, or 23.1%, compared to $1,101,000 for the year ended December 31, 2004. The increase in other direct costs principally relates to increased Alaska trip expenses with greater number of participants and increased costs in publishing our magazine. We anticipate other direct costs will continue to increase driven in part by increases from the recognition of subscriber acquisition fee, also referred to as launch support fee, amortization in excess of the related subscriber revenue.

Other Expenses

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; (3) compensation expense from the exchange of TOC stock options; and (4) depreciation and amortization.

Total other expenses for the year ended December 31, 2005 were $27,393,000, a decrease of $43,895,000 or 61.6%, compared to $71,288,000 for the year ended December 31, 2004. As a percentage of revenues, total other expenses were 63.8% and 178.5% in the years ended December 31, 2005 and 2004, respectively. The decrease in other expenses was due to the non-recurring charge to compensation expense incurred in September 2004 as a result of the issuance of options to TOC employees with an intrinsic value of $47,983,000 in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own. Otherwise total other expenses increased as illustrated when the non-cash, non-recurring compensation expense of $47,983,000 incurred in September 2004 is excluded.

Total other expenses, net of the compensation expense from exchange of stock options, increased $4,088,000 or 17.5% for the year ended December 31, 2005. As a percentage of revenues, total other expenses, net of compensation expense from the exchange of stock options, were 63.8% and 58.3% in the years ended December 31, 2005 and 2004, respectively.

The increase in other expenses was due to several factors, such as increased corporate costs including: (1) amortization of intangible assets; (2) costs associated with compliance with Sarbanes-Oxley Act of 2002; and (3) costs associated with incorporation in Delaware and listing on The Nasdaq National Market, to which we became subject as of September 2004. Those increased costs will continue to be incurred becoming part of our cost of doing business. The increase is also attributable to increased personnel costs, costs associated with the launch of our second channel, Outdoor Channel 2 HD, marketing and promotion costs and other items more fully described as follows.

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

Selling, general and administrative expenses for the year ended December 31, 2005 were $17,572,000, an increase of $1,287,000 or 7.9% compared to $16,285,000 for the year ended December 31, 2004. As a percentage of revenues, selling, general and administrative expenses were 41.0% and 40.8% in the years ended December 31, 2005 and 2004, respectively.

The increase was primarily due to the increase in the number of employees late in 2004 and early 2005. We opened our New York City advertising sales office with a resultant expense in 2005 that did not exist in the same period a year ago. We have also added an executive to our management team who holds the position of General Counsel. Others have been added in all departments to support our launch of a second channel—Outdoor Channel 2 HD. We also experienced increased travel and related costs associated with our larger advertising sales staff, support of our service providers and the promotion of The Outdoor Channel and Outdoor Channel 2 HD through a stronger presence at trade shows and conferences. Small equipment purchases have increased as a result of our activity related to the launch of Outdoor Channel 2 HD. We increased other corporate overhead expenses such as our activity surrounding Sarbanes-Oxley compliance in 2005, fees for our listing on Nasdaq National Market and fees associated with incorporation in the State of Delaware.

We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future both in dollars and when expressed as a percent of revenue as we continue to work to gain increased distribution of both channels, corporate spending on Sarbanes-Oxley compliance, fees to maintain our common stock listing and improved communication with our stockholders, among other corporate expenses.

Compensation expense from the exchange of stock options for the year ended December 31, 2004 was $47,983,000 and was incurred as a result of the issuance of 3,687,125 options to TOC option holders in accordance with the terms of the acquisition of substantially all of the remaining 17.6% minority interest in TOC we did not already own. This charge is both non-cash and non-recurring.

Depreciation and amortization expense for the year ended December 31, 2005 was $2,721,000, an increase of $1,297,000 or 91.1% compared to $1,424,000 for the year ended December 31, 2004. The increase relates primarily to the inventory of HD cameras and edit equipment that we begun purchasing in 2004 and continued in 2005 to support our increased efforts to produce more of our programming in-house as opposed to licensing such programming from third parties.  Also contributing to the increase is a full year of amortization expense related to the intangible assets recorded in connection with the acquisition of the minority interest of The Outdoor Channel, Inc, in September 2004.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2005 was $2,798,000, an increase of $42,502,000 compared to ($39,704,000) for the year ended December 31, 2004. As a percent of revenues, income (loss) from operations was 6.5% and (99.4%), respectively. As we continue to strive to drive growth of our subscriber base including the planned payment of launch support, and as we further develop our second channel, Outdoor Channel 2 HD, we will incur increased expenses such as programming, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the foreseeable future. There can be no assurance that these strategies will be successful.

As explained above, the non-cash, non-recurring compensation charge of $47,983,000, which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC, accounts for the majority of the loss from operations for the year ended December 31, 2004. If we excluded this charge, loss from operations for the year ended December 31, 2004 would have been income from operations of $8,279,000. As a percentage of revenue this adjusted balance would have been 20.7% for the year ended December 31, 2004.

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

Income (Loss) Before Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary

Income (loss) before income taxes and minority interest as a percentage of revenues was 8.6% for the year ended December 31, 2005 compared to (99.1%) for the year ended December 31, 2004.

The TOC segment’s income before income taxes and minority interest increased to $4,865,000 for the year ended December 31, 2005 from a loss of $38,330,000 for the year ended December 31, 2004. Expressed as a percentage of revenue, the TOC segment’s income before income taxes and minority interest increased to 13.0% for the year ended December 31, 2005, compared to (110.8%) for the year ended December 31, 2004. The 2004 TOC segment’s income before income taxes, excluding the non-cash, non-recurring charge of $47,983,000 was $9,653,000 or 27.9% of revenue. The change in TOC segment’s income before income taxes after the non-cash compensation charge was due mainly to the growth of our programming expenses and increased staff in support of the launch of our second channel, Outdoor Channel 2 HD, increased spending on advertising, personnel and travel/promotional related expenses as well as depreciation expenses related to the deployment of additional equipment.

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

Corporate incurred a loss before income taxes and minority interest for the year ended December 31, 2005 amounting to $1,449,000, a change of $164,000 compared to a loss of $1,613,000 for the year ended December 31, 2004. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses.

Income Tax Provision (Benefit)

Income tax provision for the year ended December 31, 2005 was $1,503,000, an increase of $17,514,000 as compared to a benefit of $16,011,000 for the year ended December 31, 2004. The increase was principally due to the Company earning taxable income in 2005 as compared to a loss for 2004. The effective income tax rate was approximately 40.7% and 40.4% for the years ended December 31, 2005 and 2004, respectively.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest for the year ended December 31, 2004 was $682,000. Minority interest was eliminated in September 2004 as a result of our acquisition of the remaining minority interest in TOC we did not already own. Therefore, there was no minority interest for the year ended December 31, 2005.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2005 was $2,193,000, an increase of $26,453,000 compared to ($24,260,000) for the year ended December 31, 2004. The increase was due to the reasons stated above. Excluding the non-cash, non-recurring charge of $47,983,000, net of income tax benefit of $19,098,000, net income for the year ended December 31, 2004 would have been $4,625,000 or 11.6% of revenue.

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2004	2003	$	%	2004	2003
	(As Restated)
Revenues:
Advertising	$21,817	$16,396	$5,421	33.1%	54.6%	51.7%
Subscriber fees	13,391	10,836	2,555	23.6	33.5	34.2
Membership income	4,746	4,456	290	6.5	11.9	14.1
Total revenues	39,954	31,688	8,266	26.1	100.0	100.0

Cost of services:
Programming	2,521	1,117	1,404	125.7	6.3	3.5
Satellite transmission fees	2,351	2,423	(72)	(3.0)	5.9	7.7
Production and operations	2,397	1,889	508	26.9	6.0	6.0
Other direct costs	1,101	1,125	(24)	(2.1)	2.7	3.5
Total cost of services	8,370	6,554	1,816	27.7	20.9	20.7

Other expenses:
Advertising	5,596	3,767	1,829	48.6	14.0	11.9
Selling, general and administrative	16,285	12,860	3,425	26.6	40.8	40.5
Non-cash compensation expense from exchange of stock options	47,983	—	47,983	NMF	120.1	—
Depreciation and amortization	1,424	880	544	61.8	3.6	2.8
Total other expenses	71,288	17,507	53,781	307.2	178.5	55.2

Income (loss) from operations	(39,704)	7,627	(47,331)	(620.6)	(99.4)	24.1

Other income, net	115	26	89	342.3	0.3	0.1

Income (loss) before income taxes and minority interest	(39,589)	7,653	(47,242)	(617.3)	(99.1)	24.2

Income tax provision (benefit)	(16,011)	3,162	(19,173)	(606.4)	(40.1)	10.0

Income (loss) before minority interest	(23,578)	4,491	(28,069)	(625.0)	(59.0)	14.2

Minority interest in net income of consolidated subsidiary	682	897	(215)	(24.0)	1.7	2.8

Net income (loss)	$(24,260)	$3,594	$(27,854)	(775.0)%	(60.7)%	11.4%

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

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and merchandise sales. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the year ended December 31, 2004 was $8,370,000, an increase of $1,816,000 or 27.7%, compared to $6,554,000 for the year ended December 31, 2003. As a percentage of revenues, total cost of services was 20.9% and 20.7% in the years ended December 31, 2004 and 2003, respectively. We expect cost of services to continue to increase in the future as we expand our existing markets and in-house production to support our advertising strategy.

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

Satellite transmission fees for the year ended December 31, 2004 were $2,351,000, a decrease of $72,000, or 3.0%, compared to $2,423,000 for the year ended December 31, 2003. This relatively static comparison reflects the substantially fixed nature of our contracts for these services and a negotiated price decrease in the contract.

Production and operations costs for the year ended December 31, 2004 were $2,379,000, an increase of $508,000, or 26.9%, compared to $1,889,000 for the year ended December 31, 2003. The increase in costs principally relates to increased personnel to support our growing infrastructure as we produce more shows in-house.

Other direct costs for the year ended December 31, 2004 were $1,101,000, a decrease of $24,000, or 2.1%, compared to $1,125,000 for the year ended December 31, 2003. This relatively static result principally reflects the growth of our Membership income.

Other Expenses

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; (3) compensation expense from the exchange of TOC stock options; and (4) depreciation and amortization.

Total other expenses for the year ended December 31, 2004 were $71,288,000, an increase of $53,781,000, or 307.2%, compared to $17,507,000 for the year ended December 31, 2003. As a percentage of revenues, total other expenses were 178.5% and 55.2% in the years ended December 31, 2004 and 2003, respectively. The increase in other expenses was due to several factors, but is principally driven by the non-cash, non-recurring compensation expense incurred by the issuance of options in connection with the TOC merger with an intrinsic value of $47,983,000 in accordance with the terms of the acquisition by Outdoor Channel Holdings of the remaining 17.6% minority interest in TOC it did not already own.

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

Selling, general and administrative expenses for the year ended December 31, 2004 were $16,285,000, an increase of $3,425,000 or 26.6% compared to $12,860,000 for the year ended December 31, 2003. As a percentage of revenues, selling, general and administrative expenses were 40.8% and 40.5% for the year ended December 31, 2004 and 2003, respectively. This increase was primarily due to the initiation of a program to provide digital receivers to a number of our carriers, increased personnel costs and other costs as further discussed below.

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

Depreciation and amortization expense for the year ended December 31, 2004 was $1,424,000, an increase of $544,000 or 61.8% compared to $880,000 for the year ended December 31, 2003. The increase primarily relates to the amortization expense of four months of intangible assets recorded in connection with the acquisition of The Outdoor Channel, Inc. in September of 2004 and to the installation of new camera and edit equipment.

Income (Loss) From Operations

Income (loss) from operations for the year ended December 31, 2004 was ($39,704,000), a decrease of $47,331,000 compared to $7,627,000 for the year ended December 31, 2003. As a percentage of revenues, income (loss) from operations was (99.4%) and 24.1% for the year ended December 31, 2004 and 2003, respectively. If the effect of the non-cash, non-recurring compensation expense of $47,983,000 related to the assumption of TOC stock options is excluded, income from operations for 2004 would have been $8,279,000, an increase of $652,000 or 8.5% compared to income from operations for 2003. Income from operations as adjusted for the non-cash, non-recurring expense of $47,983,000 grew at a slower pace than revenue during 2004 reflecting our investment in subscriber acquisition programs, increased in-house programming and receivers for our service providers.

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

Income (Loss) Before Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary

Income (loss) before income taxes and minority interest decreased significantly as a percentage of revenues to (99.1%) for the year ended December 31, 2004 compared to 24.2% for the year ended December 31, 2003.

The TOC segment’s income before income taxes and minority interest was a loss of $38,330,000 for the year ended December 31, 2004 compared to income of $9,315,000 for the year ended December 31, 2003. The 2004 TOC segment income before income taxes, excluding the non-cash, non-recurring charge of $47,983,000 was $9,653,000 or 27.9% of revenue.  Expressed as a percentage of revenue, the TOC segment’s income before income taxes and minority interest was 34.7% for the year ended December 31, 2003. The decrease was due mainly to the implementation in 2004 of our digital receiver program; the growth of our advertising and programming expenses in the third quarter of 2004; and increases in personnel expenses resulting from the increase in the average number of TOC employees in 2004 compared to 2003.

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

Corporate’s loss before income taxes and minority interest for the year ended December 31, 2004 was $1,613,000, an increase of $570,000 compared to the loss of $1,043,000 for the year ended December 31, 2003. The expenses allocated to this unit include: professional fees including public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. The increase in the expenses of the corporate unit is principally related to legal fees resulting from corporate restructuring including our listing on The Nasdaq National Market and various securities filings fees.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the year ended December 31, 2004 was a benefit of $16,011,000, a change of $19,173,000 as compared to a $3,162,000 expense for the year ended December 31, 2003. The significant decrease was due to the Company recognizing an income tax benefit of $19,098,000 arising from a non-cash, non-recurring compensation expense charge of $47,983,000 which resulted from the assumption of options in connection with the acquisition of the minority interest in TOC. The effective income tax rate was approximately 40.4% and 41.3% for the years ended December 31, 2004 and 2003, respectively.

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

Net Income (Loss)

Net income (loss) for the year ended December 31, 2004 was ($24,260,000) a change of $27,854,000 compared to $3,594,000 for the year ended December 31, 2003. As a percentage of revenues, net income (loss) was (60.7%) and 11.4% for the years ended December 31, 2004 and 2003, respectively. If the non-cash, non-recurring compensation expense of $47,983,000 and the corresponding income tax benefit of $19,098,000 incurred as a result of our acquisition of the minority interest in TOC described above is excluded, net income for the year ended December 31, 2004 would have been $4,625,000 or 11.6% of sales.

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

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

As discussed in Note 18 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2005 and 2004 and for the years then ended.

/s/ J.H. Cohn LLP

San Diego, California
March 9, 2006, except for Note 18,
which is as of February 12, 2007

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2005 and 2004

(In thousands, except per share data)

	2005	2004
	(as Restated, Note 18)	(as Restated, Note 18)
Assets
Current assets:
Cash and cash equivalents	$18,276	$13,105
Investment in available-for-sale securities	38,830	741
Accounts receivable, net of allowance for doubtful accounts of $275 and $207	5,320	4,848
Income tax refund receivable	3,843	2,291
Deferred tax assets, net	1,015	—
Prepaid programming costs	2,381	606
Other current assets	689	135
Total current assets	70,354	21,726

Property, plant and equipment at cost, net:
Membership division	3,526	3,527
Outdoor Channel equipment and improvements	12,097	3,199
Property, plant and equipment, net	15,623	6,726
Amortizable intangible assets, net	11,292	12,347
Goodwill	44,457	44,457
Deferred tax assets, net	9,491	14,139
Deposits and other assets	605	174
Totals	$151,822	$99,569

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,864	$3,705
Accrued severance payments	18	28
Current portion of long-term debt and capital lease obligations	708	26
Deferred tax liabilities, net	—	494
Current portion of deferred revenue	422	370
Customer deposits	159	61
Total current liabilities	4,171	4,684

Accrued severance payments, net of current portion	16	37
Long-term debt and capital lease obligations, net of current portion	4,193	9
Deferred revenue, net of current portion	1,271	1,145
Derivative instruments	72	—
Deferred satellite rent obligations	295	312
Total liabilities	10,018	6,187

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 24,409 and 18,394 shares issued and outstanding	24	18
Additional paid-in capital	158,700	111,912
Deferred compensation	(1,520)	(1,034)
Accumulated other comprehensive income(loss):
Net unrealized losses on derivative instruments	(72)	—
Net unrealized gains on available-for-sale securities	36	43
Total accumulated other comprehensive income (loss)	(36)	43
Accumulated deficit	(15,364)	(17,557)
Total stockholders’ equity	141,804	93,382
Totals	$151,822	$99,569

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For The Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	2005	2004	2003
	(as Restated, Note 18)	(as Restated, Note 18)
Revenues:
Advertising	$22,769	$21,817	$16,396
Subscriber fees	15,432	13,391	10,836
Membership income	4,707	4,746	4,456

Total revenues	42,908	39,954	31,688

Cost of services:
Programming	5,604	2,521	1,117
Satellite transmission fees	2,497	2,351	2,423
Production and operations	3,261	2,397	1,889
Other direct costs	1,355	1,101	1,125

Total cost of services	12,717	8,370	6,554

Other expenses:
Advertising	7,100	5,596	3,767
Selling, general and administrative	17,572	16,285	12,860
Non-cash compensation expense from exchange of stock options	—	47,983	—
Depreciation and amortization	2,721	1,424	880

Total other expenses	27,393	71,288	17,507

Income (loss) from operations	2,798	(39,704)	7,627

Interest expense	(45)	(5)	(42)
Other income	943	120	68

Income (loss) before income taxes and minority interest	3,696	(39,589)	7,653

Income tax provision (benefit)	1,503	(16,011)	3,162

Income (loss) before minority interest	2,193	(23,578)	4,491

Minority interest in net income of consolidated subsidiary	—	682	897

Net income (loss)	$2,193	$(24,260)	$3,594

Earnings (loss) per common share:
Basic	$0.10	$(1.52)	$0.26
Diluted	$0.09	$(1.52)	$0.19

Weighted average number of common shares outstanding:
Basic	21,423	15,998	13,824
Diluted	24,732	15,998	14,768

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Common Stock		Common Stock Subscriptions	Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Stock	Capital	Compensation	(Loss)	Deficit)	Total
Balance, January 1, 2003	5,369	$107	$(262)	$(400)	$3,604	$—	$4	$3,109	$6,162
Comprehensive Income:
Net income								3,594	3,594
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $20							30		30
Total comprehensive income									3,624
Subscriptions receivable paid through provision of services and in cash			232						232
Tax benefit from exercise of non-qualified stock options and deferred compensation					2,064				2,064
Common stock issued upon exercise of stock options for cash, provision of services and offset of notes payable	384	8			928				936
Common stock issued to former officer/director for payment of deferred compensation	134	3			172				175
Balance, December 31, 2003	5,887	$118	$(30)	$(400)	$6,768	$—	$34	$6,703	$13,193

	Common Stock		Common Stock Subscriptions	Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Stock	Capital	Compensation	(Loss)	Deficit)	Total
Balance, December 31, 2003	5,887	$118	$(30)	$(400)	$6,768	$—	$34	$6,703	$13,193
Comprehensive Income:
Net loss (as restated)								(24,260)	(24,260)
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $4							9		9
Total comprehensive income (as restated)									(24,251)
Effect of 5 for 2 split and change in par value	8,830	(103)			103				—
Common stock issued upon exercise of stock options	723				1,285				1,285
Stock subscriptions paid			30						30
Issuance of restricted stock to employees for services to be rendered	75				1,043	(1,043)			—
Amortization of deferred compensation						9			9
Stock exchanged for stock of subsidiary	3,070	3			54,100				54,103
Effect of exchange of stock options for stock options of subsidiary					47,983				47,983
Tax benefit from exercise of stock options					1,030				1,030
Retirement of treasury stock	(191)			400	(400)				—
Balance, December 31, 2004 (as restated)	18,394	$18	$—	$—	$111,912	$(1,034)	$43	$(17,557)	$93,382

	Common Stock		Common Stock Subscriptions	Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Stock	Capital	Compensation	(Loss)	Deficit)	Total
Balance, December 31, 2004 (as Restated)	18,394	$18	$—	$—	$111,912	$(1,034)	$43	$(17,557)	$93,382
Comprehensive Income:
Net income (as restated)								2,193	2,193
Effect of change in fair value of available-for-sale securities, net of deferred taxes of ($7)							(7)		(7)
Impact of cash flow hedge							(72)		(72)
Total comprehensive income (as restated)									2,114
Common stock issued upon exercise of stock options	2,448	2			2,732				2,734
Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	67				861	(861)			—
Common stock issued upon sale to public, net of offering costs of $1,066	3,500	4			43,346				43,350
Amortization of deferred compensation						375			375
Change in estimate of tax benefit from exercise of stock options					(1,027)				(1,027)
Tax benefit from exercise of stock options					868				868
Tax benefit from vesting of restricted stock					8				8
Balance, December 31, 2005 (as Restated)	24,409	$24	$—	$—	$158,700	$(1,520)	$(36)	$(15,364)	$141,804

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
	(As Restated)	(As Restated)
Operating activities:
Net income (loss)	$2,193	$(24,260)	$3,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,730	1,424	880
Provision for doubtful accounts	214	164	327
Costs of services offset against subscription receivable	—	—	251
Realized gain on sale of available-for-sale securities	—	(34)	(13)
Minority interest in net income of consolidated subsidiary	—	682	897
Tax benefit from exercise of stock options and issuance of shares to pay deferred compensation	—	1,030	2,064
Deferred tax provision (benefit), net	2,994	(17,684)	70
Compensation expense from exchange of stock options	—	47,983	—
Amortization of deferred compensation	375	9	—
Changes in operating assets and liabilities:
Accounts receivable	(686)	(1,215)	(1,651)
Income tax refund receivable	(1,552)	(1,126)	—
Prepaid programming costs	(1,775)	(606)	—
Other current assets	(554)	314	(1,514)
Deposits and other assets	(444)	(133)	155
Accounts payable and accrued expenses	(841)	1,914	874
Customer deposits	98	61	—
Accrued severance payments	(31)	(291)	—
Deferred revenue	178	(119)	324
Deferred satellite rent obligations	(17)	(68)	(68)
Net cash provided by operating activities	2,882	8,045	6,190

Investing activities:
Purchases of property, plant and equipment	(10,559)	(2,549)	(1,924)
Purchases of available-for-sale securities	(64,652)	(255)	(443)
Proceeds from sale of available-for-sale securities	26,550	85	36
Costs related to acquisition of minority interest	—	(593)	—
Proceeds from notes receivable	—	—	36
Net cash used in investing activities	(48,661)	(3,312)	(2,295)

Financing activities:
Net payments of stockholder loans	—	—	(15)
Principal payments on long-term debt and capital leases	(84)	(157)	(182)
Proceeds from issuance of long-term debt	4,950
Proceeds from exercise of stock options	2,734	1,285	268
Proceeds from common stock subscriptions receivable	—	30	—
Proceeds from the sale of common stock, net of offering costs	43,350	—	—
Net cash provided by financing activities	50,950	1,158	71

Net increase in cash and cash equivalents	5,171	5,891	3,966

Cash and cash equivalents, beginning of year	13,105	7,214	3,248

Cash and cash equivalents, end of year	$18,276	$13,105	$7,214

	2005	2004	2003
Supplemental disclosure of cash flow information:
Interest paid	$45	$5	$42
Income taxes paid	$123	$1,139	$2,083
Supplemental disclosures of non-cash investing and financing activities:
Issuance of restricted stock to employees for services rendered	$861	$1,043	$—
Retirement of treasury stock	$—	$400	$—
Fair value of common stock issued to acquire minority interest in subsidiary	$—	$49,853	$—
Effect of net increase in fair value of available-for-sale securities, net of deferred taxes	$(7)	$9	$30
Exchange of stock options for non-employee stock options of subsidiary	$—	$4,250	$—
Note receivable from stockholder offset against accrued bonus	$—	$—	$45
Receivable from exercise of stock options offset against loan from stockholders	$—	$—	$623
Common stock issued to former officer/director for payment of deferred compensation	$—	$—	$175

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1 – Organization and Business

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

The accompanying consolidated financial statements as of December 31, 2005 and 2004 and the related notes have been restated as further explained in Note 18.

Note 2 – Summary of Significant Accounting Policies

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

Property and Equipment

Property and equipment are stated at historical cost. Depreciation of equipment is calculated using the straight-line method over the estimated useful lives of the assetswhich range from 5 to 15 years.

Amortizable Intangible Assets

Costs recorded in connection with the Company’s acquisition of the minority interest in TOC for multi-system cable operator (“MSO”) relationships are being amortized over a period of 21 years and 4 months and costs recorded for advertising customer relationships are being amortized over a period of either 3 or 4 years. TOC has the exclusive right to the trademark The Outdoor Channel. The costs of acquiring the trademark are being amortized on a straight-line basis over an estimated useful life of 15 years.

Impairment of Certain Long-Lived Assets

The impairment of long-lived assets with finite lives such as property and equipment, MSO relationships, customer relationships and trademarks, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. We did not record any charges for the impairment of long-lived assets in 2005, 2004 or 2003.

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

The following table summarizes the calculation of the weighted average common shares outstanding for basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(Restated, Note 18)	(Restated, Note 18)
Numerators:
Net income (loss) —basic	$2,193	$(24,260)	$3,594
Deduct increase in minority interest attributable to assumed exercise of dilutive stock options of TOC (see Note 11)	—	—	(777)
Net income (loss) — diluted	$2,193	$(24,260)	$2,817

Denominators:
Weighted average common shares outstanding—basic	21,423	15,998	13,824
Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	3,309	—	944
Diluted weighted average common shares outstanding —diluted	24,732	15,998	14,768

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

	2005	2004	2003
	(as Restated, Note 18)	(as Restated, Note 18)
Net income (loss):
As reported	$2,193	$(24,260)	$3,594
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects*	—	28,885	—
Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects*	(1,729)	(2,623)	(311)

Pro forma – basic and diluted	$464	$2,002	$3,283

Basic earnings (loss) per share:
As reported	$0.10	$(1.52)	$0.26
Pro forma	$0.02	$0.13	$0.24
Diluted earnings (loss) per common share:
As reported	$0.09	$(1.52)	$0.19
Pro forma	$0.02	$0.13	$0.17

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

Reclassifications

Certain amounts in the 2005, 2004 and 2003 consolidated financial statements have been reclassified either to conform to the 2005 presentations or to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. In particular certain amounts included under “expenses” in the 2005, 2004 and 2003 consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses”. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization.  Further to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which were recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment.  Certain other changes have been made in the historical consolidated financial statements to conform with current presentations.

Note 3 – Acquisition of Minority Interest in The Outdoor Channel, Inc.

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

As previously disclosed by us, in October 2004, we received notice from a TOC stockholder that the stockholder was exercising dissenters’ rights with respect to 144 previously outstanding TOC common shares. The dissenter submitted a written demand that TOC repurchase the dissenter’s shares. On March 8, 2005, the dissenter withdrew this demand and accepted 233 common shares of the Company in exchange for his 144 common shares of TOC. The number of sharesexchanged reflects the exchange ratio. For accounting purposes, the dissenter’s shares have been deemed to have been exchanged as of September 8, 2004 and the cost of those shares has been recorded as additional goodwill as shown below.

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

		Estimated
	Allocation	Useful Life

Multi-system operators relationships	$10,573	21 years, 4 months

Advertising customer relationships:
Short form	1,351	4 years
Long form	621	3 years

Total identifiable intangible assets	12,545
Goodwill	44,457	Indefinite
Deferred tax liability associated with intangible assets	(5,001)
Minority interest in subsidiary	2,984

Aggregate purchase price	$54,985

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

Summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of each of the respective years ended December 31, 2004 and 2003 follows:

	For the Years Ended
	December 31,
	2004	2003

Net revenues	$39,954	$31,688
Net loss	$(23,996)	$(25,020)
Loss per share:
Basic	$(1.26)	$(1.48)
Diluted	$(1.26)	$(1.48)

The acquisition did not affect net revenues. In both years ended December 31, 2004 and 2003, the pro forma net loss and the related loss per share (i) include primarily the effects of additional amortization related to certain intangible assets recorded, (ii) the elimination of the minority interest, (iii) the non-recurring net charge of $28,885 attributable to the exchange of options (as if it occurred on the first day of each year presented) and (iv) the additional shares issued by Outdoor Channel Holdings.

Note 4 – Revenue To Be Earned Upon Collection

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

Note 6 – Investment in Available-For-Sale Securities

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

The investments in marketable equity securities available-for-sale securities is as follows:

	As of December 31,
	2005	2004

Auction rate securities	$38,000	$—
Equities	830	741
Total current securities	$38,830	$741

Note 7 – Property, Plant and Equipment and Amortizable Intangible Assets

Property, plant and equipment at December 31, 2005 and 2004 consist of the following:

	2005	2004
Membership division:
Land	$2,480	$2,480
Equipment	1,376	1,240
Buildings and improvements	1,544	1,472
Furniture and fixtures	63	62
Vehicles	1,447	1,325
Leasehold improvements	89	86
	6,999	6,665
Less accumulated depreciation	(3,473)	(3,138)
Subtotals	3,526	3,527

Outdoor Channel:
Land	600	—
Buildings and improvements	2,073	—
Equipment	6,143	4,543
Furniture and fixtures	102	158
Vehicles	621	251
Leasehold improvements	412	556
Video library	211	211
Construction in progress	4,878	—
	15,040	5,719
Less accumulated depreciation	(2,943)	(2,520)
Subtotals	12,097	3,199

Totals	$15,623	$6,726

Amortizable intangible assets as of December 31, 2005 and 2004 are summarized as follows:

	2005
	(Restated, Note 18)
	MSO Relationships	Advertising Customer Relationships	Trademark	Total Amortizable Intangibles

Residual value	$—	$—	$—	$—
Weighted average amortization period	21 years, 4 months	3 years, 8 months	15 years	18 years, 6 months

Gross carrying amount	$10,573	$1,972	$219	$12,764
Less accumulated amortization	661	681	130	1,472
Net book value	$9,912	$1,291	$89	$11,292

	2004
	(Restated, Note 18)
	MSO Relationships	Advertising Customer Relationships	Trademark	Total Amortizable Intangibles

Residual value	$—	$—	$—	$—
Weighted average amortization period	21 years, 4 months	3 years, 8 months	15 years	18 years, 6 months

Gross carrying amount	$10,573	$1,972	$219	$12,764
Less accumulated amortization	165	136	116	417
Net book value	$10,408	$1,836	$103	$12,347

As of December 31, 2005, the weighted average remaining useful economic lives of the MSO relationships, advertising customer relationships, trademark and total amortizable intangibles are 20 years, 2 years 9 months, 6 years and 17 years, respectively.

For the years ended December 31, 2005, 2004 and 2003, we incurred amortization expense as follows:

	MSO Relationships	Advertising Customer Relationships	Trademark	Total Amortizable Intangibles

2005	$496	$545	$14	$1,055
2004	165	136	14	315
2003			14	14

The estimated aggregate amortization expense for the years subsequent to December 31, 2005 for advertising customer relationships and trademark are as follows:

Years Ending December 31,	Total Amortizable Intangibles

2006	$1,055
2007	1,003
2008	763
2009	510
2010	510
Thereafter	7,451
Total	$11,292

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

On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates on the floating rate long-term mortgage note and effectively fixed the interest rate on this loan at 6.59%.  The notional principal amount is reduced by $7 per month through September 5, 2015 with the balance of the note amounting to$1,190 due on that date. We expect the cash flows related to the swap to be highly effective in offsetting the changes in cash flows of the variable rate debt.  The fair value of the interest rate swap contract was recorded as a liability of $54 as of December 31, 2005. The change in such amount is also reflected in other comprehensive income (loss) as we have designated the contract as a cash flow hedge.

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

Note 10 – Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(as Restated Note 18)	(as Restated Note 18)
Current:
Federal	$(1,558)	$1,216	$2,410
State	67	457	682
Total current	(1,491)	1,673	3,092

Deferred:
Federal	2,710	(13,568)	58
State	284	(4,116)	12
Total deferred	2,994	(17,684)	70
Totals	$1,503	$(16,011)	$3,162

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 were related to the following:

	2005	2004
	(as Restated Note 18)	(as Restated Note 18)
Deferred tax assets:
Net operating loss	$7,486	$—
Stock option expense	6,801	18,178
Deferred revenues	600	371
Deferred rent	117	124
Current state taxes	—	77
Provision for doubtful accounts	110	82
Other accrued liabilities	44	57
Alternative minimum tax credit	113
Other	29	6
	15,300	18,895
Deferred tax liabilities:
Fixed assets	(251)	(345)
Intangible assets	(4,465)	(4,881)
Other	(78)	(24)
	(4,794)	(5,250)
Deferred tax assets, net	$10,506	$13,645

The provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations are different than those computed based on the applicable statutory Federal income tax rate of 34% in 2005, 2004 and 2003 as shown below:

	2005	2004	2003
	(as Restated Note 18)	(as Restated Note 18)
Federal income tax provision (benefit) at statutory income tax rate	$1,258	$(13,588)	$2,581
State taxes, net of federal benefit	222	(2,206)	458
Non-deductible expense	35	38	63
Deferred compensation	—	(198)	—
Other	(12)	(57)	60
Income tax provision (benefit)	$1,503	$(16,011)	$3,162

As of December 31, 2005, we have a federal net operating loss carry forward of approximately $17,500 after expected carry back and a California net operating loss carry forward of approximately $22,100. Both expire in 2025.

Note 11 – Equity Transactions

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

A summary of the status of options granted under the five stock option plans and outside of those plans as of December 31, 2005, 2004 and 2003 and changes in options outstanding during the years then ended is presented in the table that follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding at beginning of year	5,630	$4.12	1,648	$6.57	1,751	$1.43
Options granted	385	14.60	705	13.88	863	10.78
Options granted in exchange for TOC options (see Note 3)	—	—	4,012	0.98	—	—
Options exercised	(2,448)	1.12	(723)	1.77	(960)	0.98
Options canceled or expired	(3)	6.14	(12)	5.71	(6)	1.74
Outstanding at end of year	3,564	$7.31	5,630	$4.12	1,648	$6.57

	2005	2004	2003

Option price range at end of year	$0.92 - $15.75	$0.92 - $15.75	$1.20 - $12.50

Options available for grant at end of year	2,918	3,370	—

Weighted-average fair value of 385; 705; and 863 options granted during 2005, 2004 and 2003, respectively, with an exercise price equal to the market price at the date of grant	$5.48	$8.21	$7.20

Weighted-average fair value of 4,012 options granted during 2004 with an exercise price less than the market price at the date of grant		$13.08

The Company’s Stock Option Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 2005, all of which are at fixed prices:

		Options Outstanding		Options Exercisable
		Weighted Average			Weighted
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Average Exercise Price
	(in thousands)			(in thousands)

$0.92 - $1.54	1,604	1.9 years	$0.95	1,604	$0.95
$3.20 - $4.60	114	1.3 years	$3.66	103	$3.60
$6.14 - $11.60	631	2.9 years	$11.33	328	$11.54
$12.50 - $15.75	1,215	6.9 years	$13.96	458	$13.54
	3,564		$7.31	2,493	$4.77

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

A summary of the status of TOC’s 1997 Plan at December 31, 2004 and 2003 and changes during the years then ended is presented in the table below:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Options outstanding at beginning of year	2,487	$1.60	2,492	$1.59
Options exercised	(18)	1.83	—	—
Options cancelled	—	—	(5)	1.50
Options exchanged for Company options (see Note 3)	(2,469)	1.59	—	—
Options outstanding at end of year	—	—	2,487	$1.60
Option price range at end of year			$1.50-
	—		$5.00
Options available for grant at end of year	—		505

Note 12 – Related Party Transactions

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

Note 13 – Segment Information

Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”(“SFAS 131”), we report segment information in the same format as reviewed by our Chief Operating Decision Maker (the “CODM”). We segregate our business activities into TOC and Membership Division. TOC is a separate business activity that broadcasts television programming on The Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel) and subscriber fees. Lost Dutchman’s and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes magazine sales, the sale of products and services related to gold prospecting, gold expositions, expeditions and outings. Intersegment sales amounted to $595, $595 and $473 for 2005, 2004 and 2003, respectively.

Information with respect to these reportable segments for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Revenues	Income (Loss) Before Income Taxes and Minority Interest	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
2005 (as Restated, Note 18)
TOC	$37,527	$4,865	$79,025	$2,388	$10,224
Membership Division	5,381	280	5,017	342	335
Subtotals of Segments	42,908	5,145	84,042	2,730	10,559
Corporate*	—	(1,449)	67,780	—	—
Totals	$42,908	$3,696	$151,822	$2,730	$10,559

2004 (as Restated, Note 18)
TOC	$34,596	$(38,330)	$78,574	$1,080	$1,938
Membership Division	5,358	354	6,857	344	611
Subtotals of Segments	39,954	(37,976)	85,431	1,424	2,549
Corporate*	—	(1,613)	14,138	—	—
Totals	$39,954	$(39,589)	$99,569	$1,424	$2,549

2003
TOC	$26,835	$9,315	$13,855	$558	$1,274
Membership Division	4,853	(619)	5,993	322	650
Subtotals of Segments	31,688	8,696	19,848	880	1,924
Corporate*	—	(1,043)	—	—	—
Totals	$31,688	$7,653	$19,848	$880	$1,924

*  We capture corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated directly with either TOC or the Membership division. Corporate assets consist primarily of cash not held in our operating accounts, available-for-sale securities, deferred tax assets, net and income tax refund receivable.  In prior periods, essentially all of the amortizable intangible assets and goodwill were classified as Corporate.  These amounts relate to, and have been reclassified as part of, the TOC segment.

Note 14 – Fair Value of Financial Instruments

Our material financial instruments consist of cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable, notes payable, capital lease obligations and related party receivables and payables. The carrying amounts of our financial instruments generally approximated their fair values at December 31, 2005, 2004 and 2003.

Note 15 – 401(k) Savings Plan

We maintain a 401(k) Plan (the “401(k) Plan”). We are required to make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee up to statutory maximums. During 2005, 2004 and 2003, we incurred a total charge of approximately $124, $91 and $73 for employer matching contributions, respectively.

Note 16 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2005	2004

Trade accounts payable	$1,580	$2,274
Accrued payroll and related expenses	626	923
Estimated make-good accrual	280	200
Accrued expenses	378	308

Total	$2,864	$3,705

Note 17 – Quarterly Financial Information (Unaudited)

Summarized unaudited operating data for each of the quarters in the years ended December 31, 2005 and 2004 follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2005 (as Restated, Note 18)
Revenue	$10,061	$10,014	$11,404	$11,429
Income from operations	604	715	137	1,342
Net income	377	437	248	1,131
Earnings per common share:
Basic	$0.02	$0.02	$0.01	$0.05
Diluted	$0.02	$0.02	$0.01	$0.04

2004 (as Restated, Note 18)
Revenue	$9,205	$9,557	$10,949	$10,243
Income (loss) from operations*	2,275	1,745	(45,763)	2,039
Net income (loss)*	1,113	844	(27,730)	1,513
Earnings (loss) per common share:
Basic	$0.08	$0.06	$(1.76)	$0.08
Diluted	$0.06	$0.04	$(1.76)	$0.07

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

Note 18 – Restatements of Consolidated Financial Statements

This Form 10-K/A amends our previously filed Form 10-K for the year ended December 31, 2005 to reflect adjustments to the consolidated financial statements as of and for the years ended December 31, 2005 and 2004 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of MSO relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our consolidated financial statements included in this Form 10-K/A as of and for the year ended December 31,

2004, we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings. In addition, certain amounts included under “expenses” in the 2005, 2004 and 2003 consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses” and certain intangible assets and the related amortization expense have been reclassified from “Corporate” to the “TOC” segment, as explained in Note 2. The adjustments to the 2005 and 2004 consolidated statements of operations are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in TOC that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. Although the revised estimate of the useful life of these assets resulted in adjustments to and the restatement of our condensed consolidated balance sheet included in this Form 10-K/A as of December 31, 2004 (the adjustments did not affect the financial statements for the three and six months ended June 30, 2004), we determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those fillings. The accompanying consolidated financial statements and the related notes have been restated to reflect the effects of the adjustments arising from the reassessment of the estimated useful life of the MSO relationships are explained below:

The Effects on the Consolidated Balance Sheets

As a result of the restatement, our consolidated balance sheet as of December 31, 2005 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,380	$11,292	$9,912

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	9,230	9,491	261
Total assets	152,222	151,822	(400)
Accumulated deficit	(14,964)	(15,364)	(400)
Total stockholders’ equity	142,204	141,804	(400)

As a result of the restatement, our consolidated balance sheet as of December 31, 2004 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,939	$12,347	$10,408

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	14,074	14,139	65
Total assets	99,669	99,569	(100)
Accumulated deficit	(17,457)	(17,557)	(100)
Total stockholders’ equity	93,482	93,382	(100)

The Effects on the Consolidated Statements of Operations

As a result of the restatement, the consolidated statements of operations for years ended December 31, 2005 and 2004 changed as follows:

	As Originally Reported	As Restated	Change

For the year ended December 31, 2005
Depreciation and amortization	$2,225	$2,721	$496
Total other expenses	26,897	27,393	496
Income (loss) from operations	3,294	2,798	(496)
Income (loss) before income taxes and minority interest	4,192	3,696	(496)
Income tax provision (benefit)	1,699	1,503	(196)
Income (loss) before minority interest	2,493	2,193	(300)
Net income (loss)	2,493	2,193	(300)
Earnings (loss) per share:
Basic	$0.12	$0.10	$(0.02)
Diluted	$0.10	$0.09	$(0.01)

For the year ended December 31, 2004

Depreciation and amortization	$1,259	$1,424	$165
Total other expenses	71,123	71,288	165
Income (loss) from operations	(39,539)	(39,704)	(165)
Income (loss) before income taxes and minority interest	(39,424)	(39,589)	(165)
Income tax provision (benefit)	(15,946)	(16,011)	(65)
Income (loss) before minority interest	(23,478)	(23,578)	(100)
Net income (loss)	(24,160)	(24,260)	(100)
Earnings (loss) per share:
Basic	$(1.51)	$(1.52)	$(0.01)
Diluted	$(1.51)	$(1.52)	$(0.01)

The Effects on the Consolidated Statement of Stockholders’ Equity

As a result of the restatement, the balance of the accumulated deficit as of December 31, 2005 was increased by $400 to $15,364 from $14,964 and the balance as of December 31, 2004 was increased by $100 to $17,557 from $17,457.

The Effects on the Consolidated Statement of Cash Flows

As a result of the restatement, the consolidated statements of cash flows for the years ended December 31, 2005 and 2004 changed as follows:

	As Originally Reported	As Restated	Change

For the year ended December 31, 2005

Net income (loss)	$2,493	$2,193	$(300)
Depreciation and amortization	2,234	2,730	496
Deferred tax provision (benefit)	3,190	2,994	(196)

For the year ended December 31, 2004

Net income (loss)	$(24,160)	$(24,260)	$(100)
Depreciation and amortization	1,259	1,424	165
Deferred tax provision (benefit)	(17,619)	(17,684)	(65)

The Effects on Note 2 – Summary of Significant Accounting Policies – Earnings (Loss) Per Share and Stock Options

The effects of the restatements on the historical and pro forma information in Note 2 from assuming that compensation cost related to employee stock options had been determined for the years ended December 31, 2005 and 2004 based on the fair value instead of the intrinsic value of the options at the grant date are set forth below:

	As Originally Reported	As Restated	Change

For the year ended December 31, 2005

Net income (loss)	$2,493	$2,193	$(300)
Pro forma – basic and diluted	764	464	(300)
Basic earnings (loss) per share:
As reported	$0.12	$0.10	$(0.02)
Pro forma	$0.04	$0.02	$(0.02)
Diluted earnings (loss) per share:
As reported	$0.10	$0.09	$(0.01)
Pro forma	$0.03	$0.02	$(0.01)

For the year ended December 31, 2004

Net income (loss)	$(24,160)	$(24,260)	$(100)
Pro forma – basic and diluted	2,102	2,002	(100)
Basic earnings (loss) per share:
As reported	$(1.51)	$(1.52)	$(0.01)
Pro forma	$0.13	$0.13	$—
Diluted earnings (loss) per share:
As reported	$(1.51)	$(1.52)	$(0.01)
Pro forma	$0.13	$0.13	$—

The Effects on Note 7 – Property, Plant and Equipment and Amortizable Intangible Assets

As a result of the reclassification of the MSO relationships Assets from non-amortizable intangible assets to amortizable intangible assets, the following information was included in Note 7:

MSO Relationships

For the year ended December 31, 2005

Residual value	$—
Weighted average amortization period	21 years, 4 months

Gross carrying amount	$10,573
Less accumulated amortization	661
Net book value	$9,912

For the year ended December 31, 2004

Residual value	$—
Weighted average amortization period	21 years, 4 months

Gross carrying amount	$10,573
Less accumulated amortization	165
Net book value	$10,408

The Effects on Note 10 – Income Taxes

The components of the provision (benefit) for income taxes that changed were as follows:

	2005	2004
	(as Originally Reported)	(as Originally Reported)

Deferred:
Federal	$2,877	$(13,512)
State	313	(4,107)
Total deferred	$3,190	$(17,619)
Totals	$1,699	$(15,946)

	2005	2004
	(as Restated)	(as Restated)

Deferred:
Federal	$2,710	$(13,568)
State	284	(4,116)
Total deferred	$2,994	$(17,684)
Totals	$1,503	$(16,011)

	2005	2004
	(Change)	(Change)

Deferred:
Federal	$(167)	$(56)
State	(29)	(9)
Total deferred	$(196)	$(65)
Totals	$(196)	$(65)

The components of the tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 that changed were as follows:

	2005	2004
	(as Originally Reported)	(as Originally Reported)
Deferred tax liabilities:
Fixed assets	$(251)	$(345)
Intangible assets	(4,726)	(4,946)
Other	(78)	(24)
	$(5,055)	$(5,315)
Deferred tax assets, net	$10,245	$13,580

	2005	2004
	(as Restated)	(as Restated)
Deferred tax liabilities:
Fixed assets	$(251)	$(345)
Intangible assets	(4,465)	(4,881)
Other	(78)	(24)
	$(4,794)	$(5,250)
Deferred tax assets, net	$10,506	$13,645

	2005	2004
	(Change)	(Change)
Deferred tax liabilities:
Fixed assets	$—	$—
Intangible assets	261	65
Other	—	—
	$261	$65
Deferred tax assets, net	$261	$65

The reconciliation of the provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations to those computed based on the applicable statutory Federal income tax rate of 34% in 2005 and 2004 were as follows:

	2005	2004
	(as Originally Reported)	(as Originally Reported)
Federal income tax provision (benefit) at statutory income tax rate	$1, 425	$(13, 532)
State taxes, net of federal benefit	251	(2,197)
Non-deductible expense	35	38
Deferred compensation	—	(198)
Other	(12)	(57)
Income tax provision (benefit)	$1,699	$(15,946)

	2005	2004
	(as Restated)	(as Restated)
Federal income tax provision (benefit) at statutory income tax rate	$1,258	$(13,588)
State taxes, net of federal benefit	222	(2,206)
Non-deductible expense	35	38
Deferred compensation	—	(198)
Other	(12)	(57)
Income tax provision (benefit)	$1,503	$(16,011)

	2005	2004
	(Change)	(Change)
Federal income tax provision (benefit) at statutory income tax rate	$(167)	$(56)
State taxes, net of federal benefit	(29)	(9)
Non-deductible expense	—	—
Deferred compensation	—	—
Other	—	—
Income tax provision (benefit)	$(196)	$(65)

The Effects on Note 13 – Segment Information

As a result of the restatement, segment information for the years ended December 31, 2005 and 2004 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Year Ended December 31, 2005
As reported and adjusted for the reclassification as described in Note 13
TOC	$37,527	$5,361	$79,686	$1,892	$10,224
Membership Division	5,381	280	5,017	342	335
Subtotals of Segments	42,908	5,641	84,703	2,234	10,559
Corporate	—	(1,449)	67,519	—	—
Totals	$42,908	$4,192	$152,222	$2,234	$10,559

As restated
TOC	$37,527	$4,865	$79,025	$2,388	$10,224
Membership Division	5,381	280	5,017	342	335
Subtotals of Segments	42,908	5,145	84,042	2,730	10,559
Corporate	—	(1,449)	67,780	—	—
Totals	$42,908	$3,696	$151,822	$2,730	$10,559

As of and for the Year Ended December 31, 2004
As reported and adjusted for the reclassification as described in Note 13
TOC	$34,596	$(38,165)	$78,739	$915	$1,938
Membership Division	5,358	354	6,857	344	611
Subtotals of Segments	39,954	(37,811)	85,596	1,259	2,549
Corporate	—	(1,613)	14,073	—	—
Totals	$39,954	$(39,424)	$99,669	$1,259	$2,549

As restated
TOC	$34,596	$(38,330)	$78,574	$1,080	$1,938
Membership Division	5,358	354	6,857	344	611
Subtotals of Segments	39,954	(37,976)	85,431	1,424	2,549
Corporate	—	(1,613)	14,138	—	—
Totals	$39,954	$(39,589)	$99,569	$1,424	$2,549

The changes in these balances are as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Year Ended December 31, 2005
TOC	$—	$(496)	$(661)	$496	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(496)	(661)	496	—
Corporate	—	—	—	—	—
Totals	$—	$(496)	$(661)	$496	$—

Change as of and for the Year Ended December 31, 2004
TOC	$—	$(165)	$(165)	$165	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(165)	(165)	165	—
Corporate	—	—	—	—	—
Totals	$—	$(165)	$(165)	$165	$—

The Effects on Note 17 – Quarterly Financial Information (Unaudited)

As a result of the restatement, segment information for the years ended December 31, 2005 and 2004 changed as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
As Reported
2005
Revenue	$10,061	$10,014	$11,404	$11,429
Income from operations	728	839	261	1,466
Net income	452	512	323	1,206
Earnings per common share:
Basic	$0.02	$0.03	$0.01	$0.05
Diluted	$0.02	$0.02	$0.01	$0.05

As Restated
2005
Revenue	$10,061	$10,014	$11,404	$11,429
Income from operations	604	715	137	1,342
Net income	377	437	248	1,131
Earnings per common share:
Basic	$0.02	$0.02	$0.01	$0.05
Diluted	$0.02	$0.02	$0.01	$0.04

	Three Months Ended
	March 31	June 30	September 30	December 31
As Reported
2004
Revenue	$9,205	$9,557	$10,949	$10,243
Income (loss) from operations	2,275	1,745	(45,722)	2,163
Net income (loss)	1,113	844	(27,705)	1,588
Earnings (loss) per common share:
Basic	$0.08	$0.06	$(1.75)	$0.09
Diluted	$0.06	$0.04	$(1.75)	$0.07

As Restated
2004
Revenue	$9,205	$9,557	$10,949	$10,243
Income (loss) from operations	2,275	1,745	(45,763)	2,039
Net income (loss)	1,113	844	(27,730)	1,513
Earnings (loss) per common share:
Basic	$0.08	$0.06	$(1.76)	$0.08
Diluted	$0.06	$0.04	$(1.76)	$0.07

	Three Months Ended
Changes	March 31	June 30	September 30	December 31
2005
Revenue	$—	$—	$—	$—
Income (loss) from operations	(124)	(124)	(124)	(124)
Net income (loss)	(75)	(75)	(75)	(75)
Earnings (loss) per common share:
Basic	$—	$(0.01)	$—	$—
Diluted	$—	$—	$—	$(0.01)

2004
Revenue	$—	$—	$—	$—
Income (loss) from operations	—	—	(41)	(124)
Net income (loss)	—	—	(25)	(75)
Earnings (loss) per common share:
Basic	$—	$—	$(0.01)	$(0.01)
Diluted	$—	$—	$(0.01)	$—

* * *

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.                                     CONTROLS AND PROCEDURES.

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

Changes in internal control over financial reporting.  During the quarter ended December 31, 2005, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ J.H. Cohn LLP

San Diego, California
March 9, 2006

ITEM 9B.               OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.                                         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

ITEM 11.                                         EXECUTIVE COMPENSATION.

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

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

(3)                                  List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

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

10.18

Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated October 18, 2005 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

10.19

Term Loan Agreement and related agreements by and between 43455 BPD, LLC and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

10.20

Term Loan Agreement and related agreements by and between the Company and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

10.21*

Optionholders Registration Rights Agreement by and among the Company, Ray V. Miller and Elizabeth J. Sanderson dated as of December 5, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2005 and incorporated herein by reference).

10.22*

Lease by and between the Company and Musk Ox Properties, L.P. dated as of January 1, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

21.1	Subsidiaries of Registrant (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (filed as Exhibit 24.1 to the Company’s Form 10-K for the year ended December 31, 2005 that was filed on March 16, 2006 and incorporated herein by reference)
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1**	Section 1350 Certification by Chief Executive Officer
32.2**	Section 1350 Certification by Chief Financial Officer

*                                      Designates a management contract or compensatory plan or arrangement.

**                               Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K/A and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

By:	/s/ Perry T. Massie
Perry T. Massie, President
Dated: February 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Perry T. Massie	Chief Executive Officer,	February 12, 2007
Perry T. Massie	President and Chairman of the
Board (Principal Executive Officer)

/s/ William A. Owen	Chief Financial Officer and	February 12, 2007
William A. Owen	Controller (Principal Financial
and Accounting Officer)

/s/ Thomas H. Massie*	Executive Vice President, Secretary	February 12, 2007
Thomas H. Massie	and Vice Chairman of the Board

/s/ Jerry R. Berglund*	Director	February 12, 2007
Jerry R. Berglund

/s/ David C. Merritt*	Director	February 12, 2007
David C. Merritt

/s/ Ray V. Miller*	Director	February 12, 2007
Ray V. Miller

/s/ Elizabeth J. Sanderson*	Director	February 12, 2007
Elizabeth J. Sanderson

/s/ T. Bahnson Stanley*	Director	February 12, 2007
T. Bahnson Stanley

Director
Roger L. Werner, Jr.

*by	/s/ William A. Owen
Attorney-in-Fact