Form 10-Q/A
period 2006-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2007-02-12
CIK 760326

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A reflects the restatement of the unaudited condensed consolidated financial statements of Outdoor Channel Holdings, Inc. and Subsidiaries as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and Note 11 to the unaudited condensed consolidated financial statements to reflect the effects of a revised estimate of the useful life of intangible assets attributable to MSO relationships recorded  in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.

In addition, to provide more detail about our operating results and to more fully comply with the Securities and Exchange Commission’s (the “SEC”) Regulation S-X, we have modified our presentation of the unaudited condensed consolidated statements of operations , as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the unaudited condensed consolidated financial statements, by reclassifying the amounts originally included under “expenses” in line items under either “cost of services” or “other expenses”. Further, to better match the other intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which were recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, rather than as a cash flow from operating activities. Certain other changes have been made in the historical unaudited condensed consolidated financial statements to conform with current presentations.

All of the information in this Form 10-Q/A is as of May 10, 2006, the filing date of the original Form 10-Q for the quarter ended March 31, 2006, and has not been updated for events subsequent to that date other than for the effects of the matter discussed above. Unless otherwise indicated, the exhibits previously filed with the Form 10-Q are not filed herewith but are incorporated herein by reference.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q/A
For The Period Ended March 31, 2006

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited) (As Restated, Note 11)	(As Restated, Note 11)
Assets
Current assets:
Cash and cash equivalents	$19,594	$18,276
Investment in available-for-sale securities	37,349	38,830
Accounts receivable, net of allowance for doubtful accounts of $350 and $275	6,813	5,320
Income tax refund receivable	3,843	3,843
Deferred tax assets, net	1,456	1,015
Prepaid programming costs	2,575	2,381
Other current assets	1,077	689
Total current assets	72,707	70,354

Property, plant and equipment at cost, net:
Membership division	3,467	3,526
Outdoor Channel equipment and improvements	12,935	12,097
Property, plant and equipment, net	16,402	15,623
Amortizable intangible assets, net	11,028	11,292
Goodwill	44,457	44,457

Deferred tax assets, net	9,666	9,491
Derivative instruments	7	—
Deposits and other assets	671	605
Totals	$154,938	$151,822

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,502	$2,864
Accrued severance payments	18	18
Current portion of long-term debt and capital lease obligations	701	708
Current portion of deferred revenue	1,102	422
Customer deposits	641	159
Total current liabilities	5,964	4,171

Accrued severance payments, net of current portion	12	16
Long-term debt and capital lease obligations, net of current portion	4,018	4,193
Deferred revenue, net of current portion	1,250	1,271
Derivative instruments	—	72
Deferred satellite rent obligations	307	295
Total liabilities	11,551	10,018

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 24,577 and 24,409 shares issued and outstanding	25	24
Additional paid-in capital	158,828	158,700
Deferred compensation	—	(1,520)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments	7	(72)
Net unrealized gains on available-for-sale securities	48	36
Total accumulated other comprehensive income (loss)	55	(36)
Accumulated deficit	(15,521)	(15,364)
Total stockholders’ equity	143,387	141,804
Totals	$154,938	$151,822

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(As Restated, Note 11)	(As Restated, Note 11)
Revenues:
Advertising	$5,685	$5,259
Subscriber fees	4,383	3,642
Membership income	1,221	1,160

Total revenues	11,289	10,061

Cost of services:
Programming	1,544	521
Satellite transmission fees	638	633
Production and operations	1,143	993
Other direct costs	208	219

Total costs of services	3,533	2,366

Other expenses:
Advertising	2,162	1,694
Selling, general and administrative	5,606	4,698
Depreciation and amortization	673	699

Total other expenses	8,441	7,091

Income (loss) from operations	(685)	604

Interest expense	(78)	(1)

Other income, net	623	52

Income (loss) before income taxes	(140)	655

Income tax provision	17	278

Net income (loss)	$(157)	$377

Earnings (loss) per common share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average number of common shares outstanding:
Basic	24,462	18,474
Diluted	24,462	22,397

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2006

(In thousands)

	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
Balance, January 1, 2006 (as originally reported)	24,409	$24	$158,700	$(1,520)	$(36)	$(14,964)	$142,204

Cumulative impact of restatement						(400)	(400)

Balance, January 1, 2006 (as restated, Note 11)	24,409	24	158,700	(1,520)	(36)	(15,364)	141,804

Comprehensive income (loss):
Net loss (as restated, Note 11)						(157)	(157)
Effect of change in fair value of available-for-sale securities, net of deferred taxes of ($19)					12		12
Impact of cash flow hedge					79		79
Total comprehensive income (loss) (as restated, Note 11)							(66)

Reclassification of deferred compensation upon adoption of SFAS 123R			(1,520)	1,520

Common stock issued upon exercise of stock options	174	1	182				183

Forfeited restricted shares	(6)

Stock-based employee compensation expense			815				815

Tax benefit from exercise of stock options			651				651

Balance, March 31, 2006 (as restated, Note 11)	24,577	$25	$158,828	$—	$55	$(15,521)	$143,387

See notes to unaudited condensed consolidated financial statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2006	2005
	(As Restated, Note 11)	(As Restated, Note 11)
Operating activities:
Net income (loss)	$(157)	$377
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	676	699
Provision for doubtful accounts	67	9
Stock-based employee compensation	815	52
Deferred tax provision (benefit), net	17	(49)
Tax benefits from exercise of stock options in excess of recognized expense	(651)	—

Changes in operating assets and liabilities:
Accounts receivable	(1,560)	221
Income tax refund receivable	—	326
Prepaid programming costs	(194)	(548)
Other current assets	(388)	(828)
Deposits and other assets	(69)	(82)
Accounts payable and accrued expenses	638	(1,241)
Deferred revenue	659	20
Customer deposits	482	625
Accrued severance payments	(4)	(20)
Deferred satellite rent obligations	12	(8)
Net cash provided by (used in) operating activities	343	(447)

Investing activities:
Purchases of property, plant and equipment	(1,189)	(1,668)
Purchases of available-for-sale securities	(32,638)	—
Proceeds from sale of available-for-sale securities	34,150	—
Net cash provided by (used in) investing activities	323	(1,668)

Financing activities:
Principal payments on long-term debt and capital leases	(182)	(6)
Proceeds from exercise of stock options	183	170
Tax benefits from exercise of stock options in excess of recognized expense	651	—
Net cash provided by financing activities	652	164
Net increase (decrease) in cash and cash equivalents	1,318	(1,951)
Cash and cash equivalents, beginning of period	18,276	13,105
Cash and cash equivalents, end of period	$19,594	$11,154

Supplemental disclosure of cash flow information:

Interest paid	$78	$1
Income taxes paid	$—	$5

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$12	$(32)
Effect of net increase in fair value of cash flow hedge	$79	$—

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

Restatement of 2006 and 2005 Financial Statements

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 and the related notes have been restated as further explained in Note 11.

Reclassifications

Certain amounts in the 2006 and 2005 unaudited condensed consolidated financial statements have been reclassified either to conform to the 2006 presentations or to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s Regulation S-X. In particular certain amounts included under “expenses” in the 2006 and 2005 unaudited condensed consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses”.  Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization.  Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $651 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, rather than as a cash flow from operating activities.  Certain other changes have been made in the historical unaudited condensed consolidated financial statements to conform to current presentations.

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

NOTE 3—STOCK INCENTIVE PLANS

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

For the three months ended March 31, 2006, the adoption of SFAS 123R reduced income (loss) from operations by $713, reduced net income (loss) by $490 and reduced earnings (loss) per basic and diluted share by $0.02 and $0.02, respectively. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $651 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. This requirement reduced the amount reflected as net cash provided by operating activities and net cash provided by financing activities for that period. Total cash flows remained unchanged from that which would have been reported under prior accounting rules. We recognize such benefits only if they have been realized which we determine by following the tax law method, which provides that current deductions are recognized before realizing the benefits of our net operating loss carry forwards.  Tax benefits from the exercise of stock options in excess of recognized expense of $636 has been presented as a cash flow from operating activities for the three months ended March 31, 2005.

The weighted average fair value of employee stock options granted by us in the three months ended March 31, 2006 was estimated to be $4.48 per share using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2006
Risk-free interest rate	4.2 - 4.6%
Dividend yield	0%
Expected life of the option	4.4 yrs.
Volatility factor	28.5 - 31.5%

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

Three Months Ended March 31, 2005
(As Restated, Note 11)
Net income (loss):
As reported	$377
Deduct: Stock-based employee compensation expense assuming a fair value-based method had been used for all awards, net of tax effects	(397)

Pro forma — basic and diluted	$(20)

Basic earnings (loss) per common share:
As reported	$0.02
Pro forma	$0.00
Diluted earnings (loss) per common share:
As reported	$0.02
Pro forma	$0.00

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

NOTE 4—EARNINGS (LOSS) PER COMMON SHARE

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

The following table summarizes the calculation of net income (loss) and the weighted average common shares outstanding for basic and diluted earnings (loss) per common share for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(As Restated, Note 11)	(As Restated, Note 11)
Numerators:
Net income (loss)—basic	$(157)	$377

Denominators:
Weighted average common shares outstanding—basic	24,462	18,474
Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	—	3,923
Diluted weighted average common shares outstanding	24,462	22,397

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

	Shares	Weighted average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	3,564	$7.31
Options granted	60	14.26
Options exercised	(174)	1.05
Options canceled or expired	(13)	11.85
Options outstanding at end of period	3,437	$7.73	3.6 years	$14,076

Options exercisable at end of period	2,395	$5.82	3.0 years	$13,945

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

Information with respect to these reportable segments as of and for the three months ended March 31, 2006 and 2005 is as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended: March 31, 2006 (As Restated, Note 11)
TOC	$9,910	$554	$80,956	$605	$1,177
Membership Division	1,379	189	5,854	71	12
Subtotals of Segments	11,289	743	86,810	676	1,189
Corporate*	—	(883)	68,128	—	—
Totals	$11,289	$(140)	$154,938	$676	$1,189

March 31, 2005 (As Restated, Note 11)
TOC	$8,757	$1,012	$78,238	$621	$1,511
Membership Division	1,304	59	4,979	78	157
Subtotals of Segments	10,061	1,071	83,217	699	1,668
Corporate*	—	(416)	16,904	—	—
Totals	$10,061	$655	$100,121	$699	$1,668

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

NOTE 10—SUBSEQUENT EVENTS

We have two long-term loans and a line of credit with U.S. Bank N.A. (the “Bank”). Aggregate outstanding borrowings as of March 31, 2006 under the long-term loans were $4,717. We did not have any borrowings under the line of credit.  These loans and the line of credit contain customary covenants including certain minimum profitability metrics measured at each quarter end including quarter profitability and trailing twelve months profitability. As of March 31, 2006, we did not meet some of these covenants and were in violation thereof. On May 9, we received notice from the Bank giving us a waiver of the covenant violation and a permanent amendment of the covenant to exclude non-cash stock based employee compensation expense in the profitability metrics.

NOTE 11—RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended March 31, 2006 to reflect adjustments to the unaudited condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three  months ended March 31, 2006 and 2005 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of multi-system cable operator (“MSO”) relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. In addition, certain amounts included under “expenses” in the 2006 and 2005 unaudited condensed consolidated statements of operations  we originally issued have been reclassified in line items under either “cost of services” or “other expenses” and certain intangible assets and the related amortization expense have been reclassified from “Corporate” to the “TOC” segment as explained in Note 1. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $651 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, rather than as a cash flow from operating activities. The adjustments to the 2006 and 2005 unaudited condensed consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in The Outdoor Channel, Inc. (“TOC”) that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. The accompanying unaudited condensed consolidated financial statements and related notes thereto have been restated in comparison to those in our previously filed Form 10-Q for the quarter ended March 31, 2006 to reflect the effects of those adjustments as explained below:

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS

As a result of the restatement, our unaudited condensed consolidated balance sheet as of March 31, 2006 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,240	$11,028	$9,788

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	9,356	9,666	310
Total assets	155,413	154,938	(475)
Accumulated deficit	(15,046)	(15,521)	(475)
Total stockholders’ equity	143,862	143,387	(475)

As a result of the restatement, our condensed consolidated balance sheet as of December 31, 2005 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,380	$11,292	$9,912

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	9,230	9,491	261
Total assets	152,222	151,822	(400)
Accumulated deficit	(14,964)	(15,364)	(400)
Total stockholders’ equity	142,204	141,804	(400)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended March 31, 2006 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended March 31, 2006
Depreciation and amortization	$549	$673	$124
Total other expenses	8,317	8,441	124
Income (loss) from operations	(561)	(685)	(124)
Income (loss) before income taxes	(16)	(140)	(124)
Income tax provision	66	17	(49)
Net income (loss)	(82)	(157)	(75)
Earnings (loss) per common share
Basic	$0.00	$(0.01)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.01)

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended March 31, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended March 31, 2005
Depreciation and amortization	$575	$699	$124
Total other expenses	6,967	7,091	124
Income (loss) from operations	728	604	(124)
Income (loss) before income taxes	779	655	(124)
Income tax provision	327	278	(49)
Net income (loss)	452	377	(75)
Earnings (loss) per common share
Basic	$0.02	$0.02	—
Diluted	$0.02	$0.02	—

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

As a result of the restatement, the balance of the accumulated deficit as of January 1, 2006 was increased by $400 to $15,364 from $14,964 and the balance as of March 31, 2006 was increased by $475 to $15,521 from $15,046.

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2006 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended March 31, 2006

Net income (loss)	$(82)	$(157)	$(75)
Depreciation and amortization	552	676	124
Deferred tax provision (benefit), net	66	17	(49)

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended March 31, 2005

Net income (loss)	$452	$377	$(75)
Depreciation and amortization	575	699	124
Deferred tax provision (benefit), net	—	(49)	(49)

THE EFFECTS ON NOTE 3 — STOCK INCENTIVE PLANS

The effects of the restatements on the historical and pro forma information in Note 3 are set forth below:

	As Originally Reported	As Restated	Change

For the three months ended March 31, 2005

Net income (loss)	$452	$377	$(75)
Pro forma net income	55	(20)	(75)
Basic and diluted earnings per common share
As reported	$0.02	$0.02	—
Pro forma	$0.00	$0.00	—

THE EFFECTS ON NOTE 4 — EARNINGS (LOSS) PER COMMON SHARE

As a result of the restatement, net loss - basic for the three months ended March 31, 2006 was increased by $75 to ($157) from ($82) and net income-basic for the three months ended March 31, 2005 was decreased by $75 to $377 from $452.

THE EFFECTS ON NOTE 7 — SEGMENT INFORMATION

As a result of the restatement, segment information for the three months ended March 31, 2006 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended March 31, 2006
As reported and adjusted for the reclassification as described in Note 7
TOC	$9,910	$678	$81,741	$481	$1,177
Membership Division	1,379	189	5,854	71	12
Subtotals of Segments	11,289	867	87,595	$552	1,189
Corporate	—	(883)	67,818	—	—
Totals	$11,289	$(16)	$155,413	$552	$1,189

As restated
TOC	$9,910	$554	$80,956	$605	$1,177
Membership Division	1,379	189	5,854	71	12
Subtotals of Segments	11,289	743	86,810	676	1,189
Corporate	—	(883)	68,128	—	—
Totals	$11,289	$(140)	$154,938	$676	$1,189

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended March 31, 2006
TOC	$—	$124	$(785)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	124	(785)	124	—
Corporate	—	—	310	—	—
Totals	$—	$124	$(475)	$124	$—

As a result of the restatement, segment information for the three months ended March 31, 2005 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended March 31, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$8,757	$1,136	$78,527	$497	$1,511
Membership Division	1,304	59	4,979	78	157
Subtotals of Segments	10,061	1,195	83,506	575	1,668
Corporate	—	(416)	16,790	—	—
Totals	$10,061	$779	$100,296	$575	$1,668

As restated
TOC	$8,757	$1,012	$78,238	$621	$1,511
Membership Division	1,304	59	4,979	78	157
Subtotals of Segments	10,061	1,071	83,217	699	1,668
Corporate	—	(416)	16,904	—	—
Totals	$10,061	$655	$100,121	$699	$1,668

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended March 31, 2005
TOC	$—	$124	$(289)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	124	(289)	124	—
Corporate	—	—	114	—	—
Totals	$—	$124	$(175)	$124	$—

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

Effects of Restatement

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended March 31, 2006 to reflect adjustments to the unaudited condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, arising from the effects of a reclassification of all of the amounts originally allocated to the cost of MSO relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months.  In addition, certain amounts included under “expenses” in the 2006 and 2005 unaudited condensed consolidated financial statements we originally issued have been reclassified to either “cost of services” or “other expenses”  to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s Regulation S-X  Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $651,000 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, rather than as a cash flow from operating activities. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Certain other changes have been made in the historical condensed consolidated financial statements to conform with current presentations. The adjustments to the 2006 and 2005 unaudited condensed consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in The Outdoor Channel, Inc. (“TOC”) that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. We determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings. However, we determined that the effects of the adjustments were material to our annual and quarterly reports filed for the periods that ended from March 31, 2005 through June 30, 2006 and we are amending all of those filings. The accompanying unaudited condensed consolidated financial statements and the related notes have been restated to reflect the effects of the adjustments arising from the reassessment of the estimated useful life of the MSO relationships as explained in Note 11 and below:

As a result of the determination of the estimated useful life of MSO relationships discussed above we have restated the following Items and sections of this Form 10-Q/A:

Item 1. Financial Statements and Supplementary Data:

Restated Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005;

Restated Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005;

Restated Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2006;

Restated Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005;

Note 3 to Unaudited Condensed Consolidated Financial Statements; Stock Incentive Plans;

Note 4 to Unaudited Condensed Consolidated Financial Statements; Earnings (Loss) Per Common Share;

Note 7 to Unaudited Condensed Consolidated Financial Statements; Segment Information; and

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

Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the May 10, 2006 filing of our Quarterly Report on Form 10-Q in any way, except those required to reflect the effects of this restatement of our unaudited condensed consolidated financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS

As a result of the restatement, our unaudited condensed consolidated balance sheet as of March 31, 2006 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,240	$11,028	$9,788

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	9,356	9,666	310
Total assets	155,413	154,938	(475)
Accumulated deficit	(15,046)	(15,521)	(475)
Total stockholders’ equity	143,862	143,387	(475)

As a result of the restatement, our condensed consolidated balance sheet as of December 31, 2005 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,380	$11,292	$9,912

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	9,230	9,491	261
Total assets	152,222	151,822	(400)
Accumulated deficit	(14,964)	(15,364)	(400)
Total stockholders’ equity	142,204	141,804	(400)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended March 31, 2006 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended March 31, 2006
Depreciation and amortization	$549	$673	$124
Total other expenses	8,317	8,441	124
Income (loss) from operations	(561)	(685)	(124)
Income (loss) before income taxes	(16)	(140)	(124)
Income tax provision	66	17	(49)
Net income (loss)	(82)	(157)	(75)
Earnings (loss) per common share
Basic	$0.00	$(0.01)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.01)

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended March 31, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended March 31, 2005
Depreciation and amortization	$575	$699	$124
Total other expenses	6,967	7,091	124
Income (loss) from operations	728	604	(124)
Income (loss) before income taxes	779	655	(124)
Income tax provision	327	278	(49)
Net income (loss)	452	377	(75)
Earnings (loss) per common share
Basic	$0.02	$0.02	—
Diluted	$0.02	$0.02	—

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

As a result of the restatement, the balance of the accumulated deficit as of January 1, 2006 was increased by $400 to $15,364 from $14,964 and the balance as of March 31, 2006 was increased by $475 to $15,521 from $15,046.

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2006 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended March 31, 2006

Net income (loss)	$(82)	$(157)	$(75)
Depreciation and amortization	552	676	124
Deferred tax provision (benefit), net	66	17	(49)

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended March 31, 2005

Net income (loss)	$452	$377	$(75)
Depreciation and amortization	575	699	124
Deferred tax provision (benefit), net	—	(49)	(49)

THE EFFECTS ON NOTE 3 — STOCK INCENTIVE PLANS

The effects of the restatements on the historical and pro forma information in Note 3 are set forth below:

	As Originally Reported	As Restated	Change

For the three months ended March 31, 2005

Net income (loss)	$452	$377	$(75)
Pro forma net income (loss)	55	(20)	(75)
Basic and diluted earnings per common share
As reported	$0.02	$0.02	—
Pro forma	$0.00	$0.00	—

THE EFFECTS ON NOTE 4 — EARNINGS (LOSS) PER COMMON SHARE

As a result of the restatement, net loss - basic for the three months ended March 31, 2006 was increased by $75 to ($157) from ($82) and net income-basic for the three months ended March 31, 2005 was decreased by $75 to $377 from $452.

THE EFFECTS ON NOTE 7 — SEGMENT INFORMATION

As a result of the restatement, segment information for the three months ended March 31, 2006 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended March 31, 2006
As reported and adjusted for the reclassification as described in Note 7
TOC	$9,910	$678	$81,741	$481	$1,177
Membership Division	1,379	189	5,854	71	12
Subtotals of Segments	11,289	867	87,595	$552	1,189
Corporate	—	(883)	67,818	—	—
Totals	$11,289	$(16)	$155,413	$552	$1,189

As restated
TOC	$9,910	$554	$80,956	$605	$1,177
Membership Division	1,379	189	5,854	71	12
Subtotals of Segments	11,289	743	86,810	676	1,189
Corporate	—	(883)	68,128	—	—
Totals	$11,289	$(140)	$154,938	$676	$1,189

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended March 31, 2006
TOC	$—	$124	$(785)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	124	(785)	124	—
Corporate	—	—	310	—	—
Totals	$—	$124	$(475)	$124	$—

As a result of the restatement, segment information for the three months ended March 31, 2005 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended March 31, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$8,757	$1,136	$78,527	$497	$1,511
Membership Division	1,304	59	4,979	78	157
Subtotals of Segments	10,061	1,195	83,506	575	1,668
Corporate	—	(416)	16,790	—	—
Totals	$10,061	$779	$100,296	$575	$1,668

As restated
TOC	$8,757	$1,012	$78,238	$621	$1,511
Membership Division	1,304	59	4,979	78	157
Subtotals of Segments	10,061	1,071	83,217	699	1,668
Corporate	—	(416)	16,904	—	—
Totals	$10,061	$655	$100,121	$699	$1,668

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended March 31, 2005
TOC	$—	$124	$(289)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	124	(289)	124	—
Corporate	—	—	114	—	—
Totals	$—	$124	$(175)	$124	$—

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

Comparison of Operating Results for the Three Months Ended March 31, 2006 and March 31, 2005

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2006	2005	$	%	2006	2005
	(Restated Note 11)		(As Restated Note 11)		(As Restated Note 11)
Revenues:
Advertising	$5,685	$5,259	$426	8.1%	50.4%	52.3%
Subscriber fees	4,383	3,642	741	20.3	38.8	36.2
Membership income	1,221	1,160	61	5.3	10.8	11.5
Total revenues	11,289	10,061	1,228	12.2	100.0	100.0

Cost of services:
Programming	1,544	521	1,023	196.4	13.7	5.2
Satellite transmission fees	638	633	5	0.8	5.7	6.3
Production and operations	1,143	993	150	15.1	10.1	9.8
Other direct costs	208	219	(11)	(5.0)	1.8	2.2
Total cost of services	3,533	2,366	1,167	49.3	31.3	23.5

Other expenses:
Advertising	2,162	1,694	468	27.6	19.1	16.8
Selling, general and administrative	5,606	4,698	908	19.3	49.7	46.7
Depreciation and amortization	673	699	(26)	(3.7)	6.0	7.0
Total other expenses	8,441	7,091	1,350	19.0	74.8	70.5

Income (loss) from operations	(685)	604	(1,289)	(213.4)	(6.1)	6.0

Interest expense	(78)	(1)	(77)	NMF	(0.7)	0.0

Other income, net	623	52	571	NMF	5.5	0.5

Income (loss) before income taxes	(140)	655	(795)	(121.4)	(1.3)	6.5

Income tax provision (benefit)	17	278	(261)	(93.9)	0.1	2.7

Net income (loss)	$(157)	$377	$(534)	(141.6)%	(1.4)%	3.8%

NMF — Not Meaningful

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

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and merchandise sales. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the three months ended March 31, 2006 was $3,533,000, an increase of $1,167,000 or 49.3%, compared to $2,366,000 for the three months ended March 31, 2005. As a percentage of revenues, total cost of services was 31.3% and 23.5% in the three months ended March 31, 2006 and 2005, respectively. Cost of services increased principally due to increased programming costs related to the launch of our second channel discussed below. We expect cost of services to continue to increase in the future as we expand our existing markets and in-house production to support our advertising strategy.

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

Production and operations costs for the three months ended March 31, 2006 were $1,143,000, an increase of $150,000, or 15.1%, compared to $993,000 for the three months ended March 31, 2005. The increase in costs principally relates to increased infrastructure to support the production of more shows in-house and to support our new broadcast facility.  Additionally, we increased our exposure at a key trade show in 2006.

Other direct costs for the three months ended March 31, 2006 were $208,000, a decrease of $11,000, or 5.0%, compared to $219,000 for the three months ended March 31, 2005.

Other Expenses

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; and (3) depreciation and amortization.

Total other expenses for the three months ended March 31, 2006 were $8,441,000, an increase of $1,350,000 or 19.0%, compared to $7,091,000 for the three months ended March 31, 2005. As a percentage of revenues, total expenses were 74.8% and 70.5% in the three months ended March 31, 2006 and 2005, respectively. The increase in other expenses was due to several factors, including an aggressive campaign that is part of our strategic plan to support continued subscriber growth that we conducted during the first quarter, which included full-page newspaper ads in targeted regions and the launch of www.IWantMyOutdoorChannel.com. This campaign, along with other ongoing efforts related to carriage agreement negotiations, resulted in additional first quarter expenses of approximately $750,000. In addition, programming costs increased as a result of the launch of our second channel, Outdoor Channel 2 HD, at the beginning of the third quarter of 2005 and other items more fully described as follows.

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

Selling, general and administrative expenses for the three months ended March 31, 2006 were $5,606,000, an increase of $908,000 or 19.3% compared to $4,698,000 for the three months ended March 31, 2005. As a percentage of revenues, selling, general and administrative expenses were 49.7% and 46.7% in the three months ended March 31, 2006 and 2005, respectively.  The increase was primarily attributable to the adoption of SFAS 123R as of January 1, 2006 which now requires us to charge the fair value of stock options we have issued to our employees over the vesting period to compensation expense which we did not have to record in 2005. The charge in the three months ended March 31, 2006 amounted to $713,000. Restricted stock issued to employees in June and July of 2005 resulted in a charge of $66,000. The remainder of the increase in selling, general and administrative fees related primarily to increased legal fees incurred as a result of our ongoing efforts related to our carriage agreement negotiations and to other operating costs.

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

Depreciation and amortization for the three months ended March 31, 2006 were $673,000, a decrease of $26,000 or 3.7% compared to $699,000 for the three months ended March 31, 2005.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2006 was a loss of $685,000, a decrease of $1,289,000 compared to income of $604,000 for the three months ended March 31, 2005. As discussed above, this decrease is primarily a result of the increased compensation expense resulting from the adoption of SFAS 123R, the increased expenses relating to the aggressive campaign conducted during the first quarter that is part of our strategic plan to support continued subscriber growth and the increased legal fees relating to our carriage agreements.  As we continue to strive to drive growth of our subscriber base including the ongoing and planned payment of launch support, and as we further develop our second channel, Outdoor Channel 2 HD, we will incur increased expenses such as programming, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the foreseeable future. There can be no assurance that these strategies will be successful.

Interest Expense

Interest expense for the three months ended March 31, 2006 was $78,000, an increase of $77,000 compared to $1,000 for the three months ended March 31, 2005. This is attributable to having obtained two term loans in November 2005 with original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35%.

Other Income, Net

Other income, net for the three months ended March 31, 2006 was $623,000, an increase of $571,000 compared to $52,000 for the three months ended March 31, 2005. This improvement was primarily due to increased dividends and interest earned on our increased investment in available-for-sale securities and cash and cash equivalent balances.

Income (Loss) Before Income Taxes

Income (loss) before income taxes as a percentage of revenues was (1.3%) for the three months ended March 31, 2006 compared to 6.5% for the three months ended March 31, 2005.

The TOC segment’s income before income taxes decreased to $554,000 for the three months ended March 31, 2006 from $1,012,000 for the three months ended March 31, 2005. Expressed as a percentage of revenue, the TOC segment’s income before income taxes decreased to 5.6% for the three months ended March 31, 2006, compared to 11.7% for the three months ended March 31, 2005. The decrease was due mainly to an aggressive campaign we conducted during the first quarter of 2006 that is part our strategic plan to support continued subscriber growth. Contributing to the decline was the adoption of SFAS 123R whereby the TOC segment recognized $167,000 of compensation expense (1.7% of segment revenue) that it did not have in the same period in 2005. Also, programming costs increased as a result of having launched our second channel, Outdoor Channel 2 HD, at the beginning of the third quarter of 2005 thus related costs were incurred in the first quarter of 2006 that were not incurred in the same period in 2005.

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

Corporate incurred a loss before income taxes for the three months ended March 31, 2006 amounting to $883,000, an increase of $467,000 compared to a loss of $416,000 for the three months ended March 31, 2005. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees,  business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. Effective January 1, 2006, we prospectively adopted SFAS 123R and Corporate incurred a charge to compensation expense of $517,000.

Income Tax Provision

Income tax provision for the three months ended March 31, 2006 was $17,000, a decrease of $261,000 as compared to $278,000 for the three months ended March 31, 2005. The decrease was principally due to the Company incurring a loss in the three months ended March 31, 2006 as compared to income for the three months ended March 31, 2005. Many of our options are qualified incentive stock options or ISOs. That portion of the current year SFAS 123R compensation expense relating to ISOs is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. We recognized a charge of $151,000 related to ISOs under SFAS 123R compensation expense. Because of this, and along with the effects of certain other income tax adjustments, we recorded positive taxable income resulting in income tax expense despite the financial statement loss. The effective income tax rate for the three months ended March 31, 2006 is not meaningful. For the three months ended March 31, 2005, the effective income tax was approximately 42.4%.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2006 was ($157,000), a decrease of $534,000 compared to $377,000 for the three months ended March 31, 2005. The decrease was due to the reasons stated above.

Liquidity and Capital Resources

We generated $343,000 of cash in our operating activities in the three months ended March 31, 2006, compared to cash used in operating activities of $447,000 in the three months ended March 31, 2005 and had a cash and cash equivalent balance of $19,594,000 at March 31, 2006, an increase of $1,318,000 from the balance of $18,276,000 at December 31, 2005. We also had short-term investments classified as available-for-sale securities of $37,349,000 at March 31, 2006, a decrease of $1,481,000 from the balance of $38,830,000 at December 31, 2005. The investments at March 31, 2006 were comprised almost entirely of auction rate securities ($33,500,000) with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. Commercial paper ($2,989,000) and various equity securities ($860,000) make up the remainder of the March 31, 2006 balance. We believe we have the ability to quickly liquidate the auction rate securities and commercial paper at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $66,743,000 at March 31, 2006, compared to $66,183,000 at December 31, 2005.

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

Cash provided by financing activities was $652,000 in the three months ended March 31, 2006 compared to $164,000 for the three months ended March 31, 2005. The cash provided by financing activities in the three months ended March 31, 2006 was proceeds from the sale of shares upon the exercise of stock options and tax benefits from the exchange of stock options in excess of recognized expense, offset by principal payments on outstanding debt. The cash provided by financing activities in the three months ended March 31, 2005 was from the exercise of employee and service provider stock options from our 1995 incentive stock option plan. In accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $651,000 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. Tax benefits from the exercise of stock options in excess of recognized expense of $636,000 has been presented as a cash flow from operating activities for the three months ended March 31, 2005.

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

Because of our net loss of $157,000 for the three months ended March 31, 2006, we were in violation as of March 31, 2006 of a covenant relating to our two term loans and our revolving line-of-credit facility requiring profitability of greater than $250,000 each fiscal quarter. On May 9, 2006, we received notice from the bank servicing our debt that it has given us a waiver of this covenant violation.  In addition, the bank modified such covenant to exclude the non-cash compensation expense relating to SFAS 123R when calculating the profitability under this covenant.  Because of this modification, we currently anticipate to be in compliance with such covenant for at least the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of March 31, 2006 and as of May 10, 2006, the date of the original Form 10-Q for the quarter ended March 31, 2006, we had aggregate outstanding borrowings of approximately $4,719,000 and $4,601,000, respectively. The rates of interest on our currently outstanding debt are fixed while the rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

ITEM 5.                 Other Information.

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

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1 *	Section 1350 Certification by Chief Executive Officer
32.2 *	Section 1350 Certification by Chief Financial Officer

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