Form 10-Q/A
period 2006-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2007-02-12
CIK 760326

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A reflects the restatement of the unaudited condensed consolidated financial statements of Outdoor Channel Holdings, Inc. and Subsidiaries as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and Note 11 to the unaudited condensed consolidated financial statements to reflect the effects of a revised estimate of the useful life of intangible assets attributable to MSO relationships recorded in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.

In addition, to provide more detail about our operating results and to more fully comply with the Securities and Exchange Commission’s (the “SEC”) Regulation S-X, we have modified our presentation of the unaudited condensed consolidated statements of operations , as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the unaudited condensed consolidated financial statements, by reclassifying the amounts originally included under “expenses” in line items under either “cost of services” or “other expenses”. Further, to better match the other intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which were recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment.. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006, rather than as a cash flow from operating activities. Certain other changes have been made in the historical unaudited condensed consolidated financial statements to conform with current presentations.

All of the information in this Form 10-Q/A is as of August 9, 2006, the filing date of the original Form 10-Q for the quarter ended June 30, 2006, and has not been updated for events subsequent to that date other than for the effects of the matter discussed above. Unless otherwise indicated, the exhibits previously filed with the Form 10-Q are not filed herewith but are incorporated herein by reference.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q/A
For The Period Ended June 30, 2006

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(As Restated,
	(As Restated, Note 11)	Note 11)
Assets
Current assets:
Cash and cash equivalents	$22,040	$18,276
Investment in available-for-sale securities	34,566	38,830
Accounts receivable, net of allowance for doubtful accounts of $369 and $275	6,623	5,320
Income tax refund receivable	2,852	3,843
Deferred tax assets, net	1,858	1,015
Prepaid programming costs	2,893	2,381
Other current assets	1,813	689
Total current assets	72,645	70,354

Property, plant and equipment at cost, net:
Membership division	3,409	3,526
Outdoor Channel equipment and improvements	13,267	12,097
Property, plant and equipment, net	16,676	15,623
Amortizable intangible assets, net	10,764	11,292
Goodwill	44,457	44,457
Deferred tax assets, net	9,891	9,491
Derivative instruments	59	—
Deposits and other assets	1,205	605
Totals	$155,697	$151,822

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,852	$2,864
Accrued severance payments	18	18
Current portion of long-term debt	699	708
Current portion of deferred revenue	803	422
Customer deposits	1,039	159
Total current liabilities	5,411	4,171

Accrued severance payments, net of current portion	8	16
Long-term debt, net of current portion	3,844	4,193
Deferred revenue, net of current portion	1,310	1,271
Derivative instruments	—	72
Deferred satellite rent obligations	319	295
Total liabilities	10,892	10,018

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 24,971 and 24,409 shares issued and outstanding	25	24
Additional paid-in capital	159,927	158,700
Deferred compensation	—	(1,520)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments	59	(72)
Net unrealized gains on available-for-sale securities	13	36
Total accumulated other comprehensive income (loss)	72	(36)
Accumulated deficit	(15,219)	(15,364)
Total stockholders’ equity	144,805	141,804
Totals	$155,697	$151,822

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(As Restated, Note 11)	(As Restated, Note 11)	(As Restated, Note 11)	(As Restated, Note 11)
Revenues:
Advertising	$5,668	$5,257	$11,353	$10,516
Subscriber fees	4,341	3,894	8,724	7,536
Membership income	918	863	2,139	2,023

Total revenues	10,927	10,014	22,216	20,075

Cost of services:
Programming	2,206	531	3,750	1,052
Satellite transmission fees	614	616	1,252	1,249
Production and operations	890	733	2,033	1,726
Other direct costs	150	243	358	462

Total cost of services	3,860	2,123	7,393	4,489

Other expenses:
Advertising	1,587	2,062	3,749	3,756
Selling, general and administrative	5,476	4,491	11,082	9,190
Depreciation and amortization	890	623	1,563	1,321

Total other expenses	7,953	7,176	16,394	14,267

Income (loss) from operations	(886)	715	(1,571)	1,319

Interest expense	(77)	(1)	(155)	(2)

Other income, net	645	38	1,268	90

Income (loss) before income taxes	(318)	752	(458)	1,407

Income tax provision (benefit)	(620)	315	(603)	593

Net income	$302	$437	$145	$814

Earnings per common share:
Basic	$0.01	$0.02	$0.01	$0.04
Diluted	$0.01	$0.02	$0.01	$0.04

Weighted average number of common shares outstanding:
Basic	24,763	18,558	24,613	18,516
Diluted	25,972	22,513	26,019	22,453

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2006
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income	Deficit	Total
Balance, January 1, 2006 (as originally reported)	24,409	$24	$158,700	$(1,520)	$(36)	$(14,964)	$142,204

Cumulative impact of restatement						(400)	(400)

Balance, January 1, 2006 (as restated, Note 11)	24,409	24	158,700	(1,520)	(36)	(15,364)	141,804

Comprehensive income:
Net income (as restated, Note 11)						145	145
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $9					(23)		(23)
Impact of cash flow hedge					131		131
Total comprehensive income (as restated, Note 11)							253

Reclassification of deferred compensation upon adoption of SFAS 123R			(1,520)	1,520			—

Common stock issued upon exercise of stock options	492	1	600				601

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	73						—

Stock-based employee compensation expense			1,714				1,714

Purchase and retirement of treasury stock	(3)		(33)				(33)

Estimated tax benefit from exercise of stock options			705				705

Change in estimated tax benefit from exercise of stock options			(239)				(239)

Balance, June 30, 2006 (as restated, Note 11)	24,971	$25	$159,927	$—	$72	$(15,219)	144,805

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2006	2005
	(As Restated, Note 11)	(As Restated, Note 11)
Operating activities:
Net income	$145	$814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,572	1,321
Provision for doubtful accounts	86	140
Stock-based employee compensation	1,714	135
Deferred tax provision (benefit), net	(806)	(104)
Tax benefits from exercise of stock options in excess of recognized expense	(705)	—

Changes in operating assets and liabilities:
Accounts receivable	(1,389)	(367)
Income tax refund receivable	991	767
Prepaid programming costs	(512)	(2,000)
Other current assets	(1,124)	(1,424)
Deposits and other assets	(608)	(93)
Accounts payable and accrued expenses	(12)	(416)
Deferred revenue	420	100
Customer deposits	880	942
Accrued severance payments	(8)	(22)
Deferred satellite rent obligations	24	(11)
Net cash provided by (used in) operating activities	668	(218)

Investing activities:
Purchases of property, plant and equipment	(2,089)	(3,373)
Purchases of available-for-sale securities	(82,303)	—
Proceeds from sale of available-for-sale securities	86,573	—
Net cash provided by (used in) investing activities	2,181	(3,373)

Financing activities:
Principal payments on long-term debt and capital leases	(358)	(13)
Proceeds from exercise of stock options	601	408
Purchase and retirement of treasury stock	(33)	—
Prepaid offering costs	—	(902)
Tax benefits from exercise of stock options in excess of recognized expense	705	—
Net cash provided by (used in) financing activities	915	(507)
Net increase (decrease) in cash and cash equivalents	3,764	(4,098)
Cash and cash equivalents, beginning of period	18,276	13,105
Cash and cash equivalents, end of period	$22,040	$9,007

Supplemental disclosure of cash flow information:

Interest paid	$155	$—
Income taxes paid	$—	$5

Supplemental disclosures of non-cash investing and financing activities:

Effect of net decrease in fair value of available-for-sale securities, net of deferred taxes	$(23)	$(7)
Effect of net increase in fair value of cash flow hedge	$131	$—

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

Restatement of 2006 and 2005 Financial Statements

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three  and six months ended June 30, 2006 and 2005 and the related notes have been restated as further explained in Note 11.

Reclassifications

Certain amounts in the 2006 and 2005 unaudited condensed consolidated financial statements have been reclassified either to conform to the 2006 presentations or to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s Regulation S-X. In particular certain amounts included under “expenses” in the 2006 and 2005 unaudited condensed consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses”.  Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization.  Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $705 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006, rather than as a cash flow from operating activities.  Certain other changes have been made in the historical unaudited condensed consolidated financial statements to conform with current presentations.

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

For the three and six months ended June 30, 2006, the adoption of SFAS 123R reduced income from operations by $756 and $1,470, respectively, reduced net income by $532 and $1,022, respectively, reduced basic earnings per share by $0.02 and $0.04, respectively, and reduced diluted earnings per share by $0.02 and $0.04, respectively. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $705 as a cash flow from financing activities in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2006, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. This requirement reduced the amount reflected as net cash provided by operating activities and increased net cash provided by financing activities for that period.  Total cash flows remained unchanged from that which have been reported under prior accounting rules. We recognize such benefits only if they have been realized which we determine by following the tax law method, which provides that current deductions are recognized before realizing the benefits of our net operating loss carry forwards.  Tax benefits from the exercise of stock options in excess of recognized expense of $740 has been presented as a cash flow from operating activities for the six months ended June 30, 2005.

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

	For the Period Ended
	June 30, 2005
	Three Months	Six Months
	(As Restated, Note 11)	(As Restated, Note 11)
Net income (loss):
As reported	$437	$814
Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects	(432)	(829)

Pro forma – basic and diluted	$5	$(15)

Basic earnings (loss) per common share:
As reported	$0.02	$0.04
Pro forma	$0.00	$0.00
Diluted earnings (loss) per common share:
As reported	$0.02	$0.04
Pro forma	$0.00	$0.00

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

NOTE 4—EARNINGS PER COMMON SHARE

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

The following table summarizes the calculation of net income and the weighted average common shares outstanding for basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerators (as restated, Note 11):
Net income–basic	$302	$437	$145	$814

Denominators:
Weighted average common shares outstanding—basic	24,763	18,558	24,613	18,516
Dilutive effect of potentially issuable common shares upon exercise of stock options as adjusted for the application of the treasury stock method	1,209	3,955	1,406	3,937
Diluted weighted average common shares outstanding	25,972	22,513	26,019	22,453

NOTE 5—EQUITY TRANSACTIONS

Issuances of Common Stock

During the six months ended June 30, 2006 and 2005, we received cash proceeds of $601 and $408 from the exercise of options for the purchase of 492 and 194 shares of common stock, respectively.

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

Information with respect to these reportable segments as of and for the three and six months ended June 30, 2006 and 2005 is as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended:
June 30, 2006 (as restated, Note 11)
TOC	$9,815	$289	$82,235	$824	$888
Membership Division	1,112	(190)	5,714	72	12
Subtotals of Segments	10,927	99	87,949	896	900
Corporate*	—	(417)	67,748	—	—
Totals	$10,927	$(318)	$155,697	$896	$900

June 30, 2005 (as restated, Note 11)
TOC	$8,994	$1,449	$79,477	$545	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,276	85,406	623	1,705
Corporate*	—	(524)	16,486	—	—
Totals	$10,014	$752	$101,892	$623	$1,705

As of and for the Six Months Ended:
June 30, 2006 (as restated, Note 11)
TOC	$19,725	$842	$82,235	$1,428	$2,065
Membership Division	2,491	(1)	5,714	144	24
Subtotals of Segments	22,216	841	87,949	1,572	2,089
Corporate*	—	(1,299)	67,748	—	—
Totals	$22,216	$(458)	$155,697	$1,572	$2,089

June 30, 2005 (as restated, Note 11)
TOC	$17,751	$2,461	$79,477	$1,165	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,347	85,406	1,321	3,373
Corporate*	—	(940)	16,486	—	—
Totals	$20,075	$1,407	$101,892	$1,321	$3,373

*We capture corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of: professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated directly with either TOC or the Membership division. Our CODM, when analyzing operations of our segments, considers the cash balances and investments in available for sale securities held for future investment in operations to be appropriately excluded from the operating segments. Corporate assets consist primarily of cash not held in our operating accounts, available-for-sale securities, deferred tax assets, net and income tax refund receivable. In prior periods, essentially all of the amortizable intangible assets and goodwill were classified as Corporate. These amounts relate to, and have been reclassified as part, of the TOC segment.

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

NOTE 11—RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended June 30, 2006 to reflect adjustments to the unaudited condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of multi-system cable operator (“MSO”) relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. In addition, certain amounts included under “expenses” in the 2006 and 2005 unaudited condensed consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses” and certain intangible assets and the related amortization expense have been reclassified from “Corporate” to the “TOC” segment as explained in Note 1. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $705 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006, rather than as a cash flow from operating activities. The adjustments to the 2006 and 2005 unaudited condensed consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in TOC that we did not previously own on September 8, 2004 that was allocated to the MSO relationships. The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. The accompanying unaudited condensed consolidated financial statements and related notes thereto have been restated in comparison to those in our previously filed Form 10-Q for the quarter ended June 30, 2006 to reflect the effects of those adjustments as explained below:

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS

As a result of the restatement, our unaudited condensed consolidated balance sheet as of June 30, 2006 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,100	$10,764	$9,664

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	9,532	9,891	359
Total assets	156,247	155,697	(550)
Accumulated deficit	(14,669)	(15,219)	(550)
Total stockholders’ equity	145,355	144,805	(550)

As a result of the restatement, our condensed consolidated balance sheet as of December 31, 2005 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,380	$11,292	$9,912

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	9,230	9,491	261
Total assets	152,222	151,822	(400)
Accumulated deficit	(14,964)	(15,364)	(400)
Total stockholders’ equity	142,204	141,804	(400)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended June 30, 2006 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended June 30, 2006
Depreciation and amortization	$766	$890	$124
Total other expenses	7,829	7,953	124
Income (loss) from operations	(762)	(886)	(124)
Income (loss) before income taxes	(194)	(318)	(124)
Income tax provision (benefit)	(571)	(620)	(49)
Net income	377	302	(75)
Earnings per common share
Basic	$0.02	$0.01	$(0.01)
Diluted	$0.01	$0.01	—

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended June 30, 2005
Depreciation and amortization	$499	$623	$124
Total other expenses	7,052	7,176	124
Income (loss) from operations	839	715	(124)
Income (loss) before income taxes	876	752	(124)
Income tax provision (benefit)	364	315	(49)
Net income	512	437	(75)
Earnings per common share
Basic	$0.03	$0.02	$(0.01)
Diluted	$0.02	$0.02	—

As a result of the restatement, the unaudited condensed consolidated statements of operations for six months ended June 30, 2006 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2006
Depreciation and amortization	$1,315	$1,563	$248
Total other expenses	16,146	16,394	248
Income (loss) from operations	(1,323)	(1,571)	(248)
Income (loss) before income taxes	(210)	(458)	(248)
Income tax provision (benefit)	(505)	(603)	(98)
Net income	295	145	(150)
Earnings per common share
Basic	$0.01	$0.01	—
Diluted	$0.01	$0.01	—

As a result of the restatement, the unaudited condensed consolidated statements of operations for six months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005
Depreciation and amortization	$1,073	$1,321	$248
Total other expenses	14,019	14,267	248
Income (loss) from operations	1,567	1,319	(248)
Income (loss) before income taxes	1,655	1,407	(248)
Income tax provision (benefit)	691	593	(98)
Net income	964	814	(150)
Earnings per common share
Basic	$0.05	$0.04	$(0.01)
Diluted	$0.04	$0.04	—

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

As a result of the restatement, the balance of the accumulated deficit as of January 1, 2006 was increased by $400 to $15,364 from $14,964 and the balance as of June 30, 2006 was increased by $550 to $15,219 from $14,669.

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2006 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2006

Net income	$295	$145	$(150)
Depreciation and amortization	1,324	1,572	248
Deferred tax provision (benefit)	(708)	(806)	(98)

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005

Net income	$964	$814	$(150)
Depreciation and amortization	1,073	1,321	248
Deferred tax provision (benefit)	(6)	(104)	(98)

THE EFFECTS ON NOTE 3 – STOCK INCENTIVE PLANS

The effects of the restatements on the historical and pro forma information in Note 3 are set forth below:

	As Originally Reported	As Restated	Change

For the three months ended June 30, 2005

Net income	$512	$437	$(75)
Pro forma net income	80	5	(75)
Basic earnings (loss) per common share
As reported	$0.03	$0.02	$(0.01)
Pro forma	$0.00	$0.00	—

Diluted earnings (loss) per common share
As reported	$0.02	$0.02	—
Pro forma	$0.00	$0.00	—

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005

Net income	$964	$814	$(150)
Pro forma net income (loss)	135	(15)	(150)
Basic earnings (loss) per common share
As reported	$0.05	$0.04	$(0.01)
Pro forma	$0.01	$0.00	$(0.01)

Diluted earnings (loss) per common share
As reported	$0.04	$0.04	—
Pro forma	$0.01	$0.00	$(0.01)

THE EFFECTS ON NOTE 4 – EARNINGS PER COMMON SHARE

As a result of the restatement, net income - basic for the three months ended June 30, 2006 was decreased by $75 to $302 from $377 and for the six months ended June 30, 2006 was decreased $150 to $145 from $295.

As a result of the restatement, net income - basic for the three months ended June 30, 2005 was decreased by $75 to $437 from $512 and for the six months ended June 30, 2005 was decreased $150 to $814 from $964.

THE EFFECTS ON NOTE 7 – SEGMENT INFORMATION

As a result of the restatement, segment information for the three and six months ended June 30, 2006 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended June 30, 2006
As reported and adjusted for the reclassification as described in Note 7
TOC	$9,815	$413	$83,144	$700	$888
Membership Division	1,112	(190)	5,714	72	12
Subtotals of Segments	10,927	223	88,858	772	900
Corporate	—	(417)	67,389	—	—
Totals	$10,927	$(194)	$156,247	$772	$900

As restated
TOC	$9,815	$289	$82,235	$824	$888
Membership Division	1,112	(190)	5,714	72	12
Subtotals of Segments	10,927	99	87,949	896	900
Corporate	—	(417)	67,748	—	—
Totals	$10,927	$(318)	$155,697	$896	$900

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Six Months Ended June 30, 2006
As reported and adjusted for the reclassification as described in Note 7
TOC	$19,725	$1,090	$83,144	$1,180	$2,065
Membership Division	2,491	(1)	5,714	144	24
Subtotals of Segments	22,216	1,089	88,858	1,324	2,089
Corporate	—	(1,299)	67,389	—	—
Totals	$22,216	$(210)	$156,247	$1,324	$2,089

As restated
TOC	$19,725	$842	$82,235	$1,428	$2,065
Membership Division	2,491	(1)	5,714	144	24
Subtotals of Segments	22,216	841	87,949	1,572	2,089
Corporate	—	(1,299)	67,748	—	—
Totals	$22,216	$(458)	$155,697	$1,572	$2,089

As a result of the restatement, segment information for the three and six months ended June 30, 2005 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended June 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$8,994	$1,573	$79,890	$421	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,400	85,819	499	1,705
Corporate	—	(524)	16,323	—	—
Totals	$10,014	$876	$102,142	$499	$1,705

As restated
TOC	$8,994	$1,449	$79,477	$545	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,276	85,406	623	1,705
Corporate	—	(524)	16,486	—	—
Totals	$10,014	$752	$101,892	$623	$1,705

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Six Months Ended June 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$17,751	$2,709	$79,890	$917	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,595	85,819	1,073	3,373
Corporate	—	(940)	16,323	—	—
Totals	$20,075	$1,655	$102,142	$1,073	$3,373

As restated
TOC	$17,751	$2,461	$79,477	$1,165	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,347	85,406	1,321	3,373
Corporate	—	(940)	16,486	—	—
Totals	$20,075	$1,407	$101,892	$1,321	$3,373

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended June 30, 2006
TOC	$—	$(124)	$(909)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(124)	(909)	124	—
Corporate	—	—	359	—	—
Totals	$—	$(124)	$(550)	$124	$—

Change as of and for the Six Months Ended June 30, 2006
TOC	$—	$(248)	$(909)	$248	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(248)	(909)	248	—
Corporate	—	—	359	—	—
Totals	$—	$(248)	$(550)	$248	$—

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended June 30, 2005
TOC	$—	$(124)	$(413)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(124)	(413)	124	—
Corporate	—	—	163	—	—
Totals	$—	$(124)	$(250)	$124	$—

Change as of and for the Six Months Ended June 30, 2005
TOC	$—	$(248)	$(413)	$248	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(248)	(413)	248	—
Corporate	—	—	163	—	—
Totals	$—	$(248)	$(250)	$248	$—

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

Effects of Restatement

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended June 30, 2006 to reflect adjustments to the unaudited condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 arising from the effects of a reclassification of all of the amounts originally allocated to the cost of MSO relationships from other non-amortizable intangible assets to amortizable intangible assets and the determination that they have an estimated useful life of 21 years and 4 months. In addition, certain amounts included under “expenses” in the 2006 and 2005 unaudited condensed consolidated financial statements we originally issued have been reclassified to either “cost of services” or “other expenses” to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s Regulation S-X. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs.  Other expenses include advertising, selling, general and administrative and deprecation and amortization. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $705,000 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006, rather than as a cash flow from operating activities. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Certain other changes have been made in the historical condensed consolidated financial statements to conform with current presentations. The adjustments to the 2006 and 2005 unaudited condensed consolidated financial statements are a result of a correction of the accounting treatment for the portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired related to the acquisition of the remaining minority interest in The Outdoor Channel, Inc. (“TOC”) that we did not previously own on September 8, 2004 that was allocated to the MSO relationships.  The adjustments were based on a review in the third quarter of 2006 of the facts and circumstances, the nature of our business, our experience with the MSOs and the proclivities of our industry as of September 8, 2004. We determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings. However, we determined that the effects of the adjustments were material to our annual and quarterly reports filed for the periods that ended from March 31, 2005 through June 30, 2006 and we are amending all of those filings. The accompanying unaudited condensed consolidated financial statements and the related notes have been restated to reflect the effects of the adjustments arising from the reassessment of the estimated useful life of the MSO relationships as explained in Note 11 and below:

As a result of the determination of the estimated useful life of MSO relationships discussed above we have restated the following Items and sections of this Form 10-Q/A:

Item 1. Financial Statements and Supplementary Data:

Restated Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005;

Restated Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June30, 2006 and 2005;

Restated Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2006;

Restated Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005;

Note 3 to Unaudited Condensed Consolidated Financial Statements; Stock Incentive Plans;

Note 4 to Unaudited Condensed Consolidated Financial Statements; Earnings Per Common Share;

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

Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the August 9, 2006 filing of our Quarterly Report on Form 10-Q in any way, except those required to reflect the effects of this restatement of our unaudited condensed consolidated financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS

As a result of the restatement, our unaudited condensed consolidated balance sheet as of June 30, 2006 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,100	$10,764	$9,664

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	9,532	9,891	359
Total assets	156,247	155,697	(550)
Accumulated deficit	(14,669)	(15,219)	(550)
Total stockholders’ equity	145,355	144,805	(550)

As a result of the restatement, our condensed consolidated balance sheet as of December 31, 2005 changed as follows:

	As Originally Reported	As Restated	Change

Amortizable intangible assets, net	$1,380	$11,292	$9,912

Other non-amortizable intangible assets	10,573	—	(10,573)
Deferred tax assets, net	9,230	9,491	261
Total assets	152,222	151,822	(400)
Accumulated deficit	(14,964)	(15,364)	(400)
Total stockholders’ equity	142,204	141,804	(400)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended June 30, 2006 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended June 30, 2006
Depreciation and amortization	$766	$890	$124
Total other expenses	7,829	7,953	124
Income (loss) from operations	(762)	(886)	(124)
Income (loss) before income taxes	(194)	(318)	(124)
Income tax provision (benefit)	(571)	(620)	(49)
Net income	377	302	(75)
Earnings per common share
Basic	$0.02	$0.01	$(0.01)
Diluted	$0.01	$0.01	—

As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the three months ended June 30, 2005
Depreciation and amortization	$499	$623	$124
Total other expenses	7,052	7,176	124
Income (loss) from operations	839	715	(124)
Income (loss) before income taxes	876	752	(124)
Income tax provision (benefit)	364	315	(49)
Net income	512	437	(75)
Earnings per common share
Basic	$0.03	$0.02	$(0.01)
Diluted	$0.02	$0.02	—

As a result of the restatement, the unaudited condensed consolidated statements of operations for six months ended June 30, 2006 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2006
Depreciation and amortization	$1,315	$1,563	$248
Total other expenses	16,146	16,394	248
Income (loss) from operations	(1,323)	(1,571)	(248)
Income (loss) before income taxes	(210)	(458)	(248)
Income tax provision (benefit)	(505)	(603)	(98)
Net income	295	145	(150)
Earnings per common share
Basic	$0.01	$0.01	—
Diluted	$0.01	$0.01	—

As a result of the restatement, the unaudited condensed consolidated statements of operations for six months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005
Depreciation and amortization	$1,073	$1,321	$248
Total other expenses	14,019	14,267	248
Income (loss) from operations	1,567	1,319	(248)
Income (loss) before income taxes	1,655	1,407	(248)
Income tax provision (benefit)	691	593	(98)
Net income	964	814	(150)
Earnings per common share
Basic	$0.05	$0.04	$(0.01)
Diluted	$0.04	$0.04	—

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

As a result of the restatement, the balance of the accumulated deficit as of January 1, 2006 was increased by $400 to $15,364 from $14,964 and the balance as of June 30, 2006 was increased by $550 to $15,219 from $14,669.

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2006 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2006

Net income	$295	$145	$(150)
Depreciation and amortization	1,324	1,572	248
Deferred tax provision (benefit)	(708)	(806)	(98)

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2005 changed as follows:

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005

Net income	$964	$814	$(150)
Depreciation and amortization	1,073	1,321	248
Deferred tax provision (benefit)	(6)	(104)	(98)

THE EFFECTS ON NOTE 3 –STOCK INCENTIVE PLANS

The effects of the restatements on the historical and pro forma information in Note 3 are set forth below:

	As Originally Reported	As Restated	Change

For the three months ended June 30, 2005

Net income	$512	$437	$(75)
Pro forma net income	80	5	(75)
Basic earnings (loss) per common share
As reported	$0.03	$0.02	$(0.01)
Pro forma	$0.00	$0.00	—

Diluted earnings (loss) per common share
As reported	$0.02	$0.02	—
Pro forma	$0.00	$0.00	—

	As Originally Reported	As Restated	Change

For the six months ended June 30, 2005

Net income	$964	$814	$(150)
Pro forma net income (loss)	135	(15)	(150)
Basic earnings (loss) per common share
As reported	$0.05	$0.04	$(0.01)
Pro forma	$0.01	$0.00	$(0.01)

Diluted earnings (loss) per common share
As reported	$0.04	$0.04	—
Pro forma	$0.01	$0.00	$(0.01)

THE EFFECTS ON NOTE 4 – EARNINGS PER COMMON SHARE

As a result of the restatement, net income - basic for the three months ended June 30, 2006 was decreased by $75 to $302 from $377 and for the six months ended June 30, 2006 was decreased $150 to $145 from $295.

As a result of the restatement, net income - basic for the three months ended June 30, 2005 was decreased by $75 to $437 from $512 and for the six months ended June 30, 2005 was decreased $150 to $814 from $964.

THE EFFECTS ON NOTE 7 – SEGMENT INFORMATION

As a result of the restatement, segment information for the three and six months ended June 30, 2006 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended June 30, 2006
As reported and adjusted for the reclassification as described in Note 7
TOC	$9,815	$413	$83,144	$700	$888
Membership Division	1,112	(190)	5,714	72	12
Subtotals of Segments	10,927	223	88,858	772	900
Corporate	—	(417)	67,389	—	—
Totals	$10,927	$(194)	$156,247	$772	$900

As restated
TOC	$9,815	$289	$82,235	$824	$888
Membership Division	1,112	(190)	5,714	72	12
Subtotals of Segments	10,927	99	87,949	896	900
Corporate	—	(417)	67,748	—	—
Totals	$10,927	$(318)	$155,697	$896	$900

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Six Months Ended June 30, 2006
As reported and adjusted for the reclassification as described in Note 7
TOC	$19,725	$1,090	$83,144	$1,180	$2,065
Membership Division	2,491	(1)	5,714	144	24
Subtotals of Segments	22,216	1,089	88,858	1,324	2,089
Corporate	—	(1,299)	67,389	—	—
Totals	$22,216	$(210)	$156,247	$1,324	$2,089

As restated
TOC	$19,725	$842	$82,235	$1,428	$2,065
Membership Division	2,491	(1)	5,714	144	24
Subtotals of Segments	22,216	841	87,949	1,572	2,089
Corporate	—	(1,299)	67,748	—	—
Totals	$22,216	$(458)	$155,697	$1,572	$2,089

As a result of the restatement, segment information for the three and six months ended June 30, 2005 changed as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended June 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$8,994	$1,573	$79,890	$421	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,400	85,819	499	1,705
Corporate	—	(524)	16,323	—	—
Totals	$10,014	$876	$102,142	$499	$1,705

As restated
TOC	$8,994	$1,449	$79,477	$545	$1,673
Membership Division	1,020	(173)	5,929	78	32
Subtotals of Segments	10,014	1,276	85,406	623	1,705
Corporate	—	(524)	16,486	—	—
Totals	$10,014	$752	$101,892	$623	$1,705

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Six Months Ended June 30, 2005
As reported and adjusted for the reclassification as described in Note 7
TOC	$17,751	$2,709	$79,890	$917	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,595	85,819	1,073	3,373
Corporate	—	(940)	16,323	—	—
Totals	$20,075	$1,655	$102,142	$1,073	$3,373

As restated
TOC	$17,751	$2,461	$79,477	$1,165	$3,185
Membership Division	2,324	(114)	5,929	156	188
Subtotals of Segments	20,075	2,347	85,406	1,321	3,373
Corporate	—	(940)	16,486	—	—
Totals	$20,075	$1,407	$101,892	$1,321	$3,373

The changes in these balances were as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended June 30, 2006
TOC	$—	$(124)	$(909)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(124)	(909)	124	—
Corporate	—	—	359	—	—
Totals	$—	$(124)	$(550)	$124	$—

Change as of and for the Six Months Ended June 30, 2006
TOC	$—	$(248)	$(909)	$248	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(248)	(909)	248	—
Corporate	—	—	359	—	—
Totals	$—	$(248)	$(550)	$248	$—

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
Change as of and for the Three Months Ended June 30, 2005
TOC	$—	$(124)	$(413)	$124	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(124)	(413)	124	—
Corporate	—	—	163	—	—
Totals	$—	$(124)	$(250)	$124	$—

Change as of and for the Six Months Ended June 30, 2005
TOC	$—	$(248)	$(413)	$248	$—
Membership Division	—	—	—	—	—
Subtotals of Segments	—	(248)	(413)	248	—
Corporate	—	—	163	—	—
Totals	$—	$(248)	$(250)	$248	$—

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

Comparison of Operating Results for the Three Months Ended June 30, 2006 and June 30, 2005

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2006	2005	$	%	2006	2005
	(As Restated, Note 11)		(As Restated Note 11)		(As Restated Note 11)
Revenues:
Advertising	$5,668	$5,257	$411	7.8%	51.9%	52.5%
Subscriber fees	4,341	3,894	447	11.5	39.7	38.9
Membership income	918	863	55	6.4	8.4	8.6
Total revenues	10,927	10,014	913	9.1	100.0	100.0

Cost of services:
Programming	2,206	531	1,675	315.4	20.2	5.4
Satellite transmission fees	614	616	(2)	(0.3)	5.6	6.1
Production and operations	890	733	157	21.4	8.2	7.3
Other direct costs	150	243	(93)	(38.3)	1.3	2.4
Total cost of services	3,860	2,123	1,737	81.8	35.3	21.2

Other expenses:
Advertising	1,587	2,062	(475)	(23.0)	14.5	20.6
Selling, general and administrative	5,476	4,491	985	21.9	50.1	44.9
Depreciation and amortization	890	623	267	42.9	8.2	6.2
Total other expenses	7,953	7,176	777	10.8	72.8	71.7

Income (loss) from operations	(886)	715	(1,601)	(223.9)	(8.1)	7.1

Interest expense	(77)	(1)	(76)	NMF	(0.7)	—

Other income, net	645	38	607	NMF	5.9	0.4

Income (loss) before income taxes	(318)	752	(1,070)	NMF	(2.9)	7.5

Income tax provision (benefit)	(620)	315	(935)	NMF	(5.7)	3.1

Net income	$302	$437	$(135)	NMF %	2.8%	4.4%

NMF – Not Meaningful

Comparison of Operating Results for the Six Months Ended June 30, 2006 and June 30, 2005

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2006	2005	$	%	2006	2005
	(As Restated, Note 11)		(As Restated, Note 11)		(As Restated, Note 11)
Revenues:
Advertising	$11,353	$10,516	$837	8.0%	51.1%	52.4%
Subscriber fees	8,724	7,536	1,188	15.8	39.3	37.5
Membership income	2,139	2,023	116	5.7	9.6	10.1
Total revenues	22,216	20,075	2,141	10.7	100.0	100.0

Cost of services:
Programming	3,750	1,052	2,698	256.5	16.9	5.3
Satellite transmission fees	1,252	1,249	3	0.2	5.7	6.2
Production and operations	2,033	1,726	307	17.8	9.1	8.6
Other direct costs	358	462	(104)	(22.5)	1.6	2.3
Total cost of services	7,393	4,489	2,904	64.7	33.3	22.4

Other expenses:
Advertising	3,749	3,756	(7)	(0.2)	16.9	18.7
Selling, general and administrative	11,082	9,190	1,892	20.6	49.9	45.8
Depreciation and amortization	1,563	1,321	242	18.3	7.0	6.6
Total other expenses	16,394	14,267	2,127	14.9	73.8	71.1

Income (loss) from operations	(1,571)	1,319	(2,890)	(219.1)	(7.1)	6.5

Interest expense	(155)	(2)	(153)	NMF	(0.7)	—

Other income, net	1,268	90	1,178	NMF	5.7	0.5

Income (loss) before income taxes	(458)	1,407	(1,865)	NMF	(2.1)	7.0

Income tax provision (benefit)	(603)	593	(1,196)	NMF	(2.7)	2.9

Net income	$145	$814	$(669)	NMF %	0.6%	4.1%

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

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and merchandise sales. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the three months ended June 30, 2006 was $3,860,000, an increase of $1,737,000 or 81.8%, compared to $2,123,000 for the three months ended June 30, 2005. Total cost of services for the six months ended June 30, 2006 was $7,393,000, an increase of $2,904,000 or 64.7%, compared to $4,489,000 for the six months ended June 30, 2005. As a percentage of revenues, total cost of services was 35.3% and 21.2% in the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, total cost of services was 33.3% and 22.4% in the six months ended June 30, 2006 and 2005, respectively. The increase in cost of services is principally attributable to the increase in our programming expenses as we launched our second channel as further discussed below. We expect cost of services to continue to increase in the future as we expand our existing markets and in-house production to support our advertising strategy.

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

Production and operations costs for the three months ended June 30, 2006 were $890,000, an increase of $157,000, or 21.4%, compared to $733,000 for the three months ended June 30, 2005. Production and operations costs for the six months ended June 30, 2006 were $2,033,000, an increase of $307,000, or 17.8%, compared to $1,726,000 for the six months ended June 30, 2005. The increase in costs principally relates to increased personnel to support our growing infrastructure as we produce more shows in-house and to support our new broadcast facility.

Other direct costs for the three months ended June 30, 2006 were $150,000, a decrease of $93,000, or 38.3%, compared to $243,000 for the three months ended June 30, 2005. Other direct costs for the six months ended June 30, 2006 were $358,000, a decrease of $104,000, or 22.5%, compared to $462,000 for the six months ended June 30, 2005. This improvement principally relates to the timing of delivery of our magazine.  Generally we expect other direct costs to increase commensurate with  Membership income.

Other Expenses

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; and (4) depreciation and amortization.

Total other expenses for the three months ended June 30, 2006 were $7,953,000, an increase of $777,000 or 10.8%, compared to $7,176,000 for the three months ended June 30, 2005. Total other expenses for the six months ended June 30, 2006 were $16,394,000, an increase of $2,127,000 or 14.9%, compared to $14,267,000 for the six months ended June 30, 2005. As a percentage of revenues, total other expenses were 72.8% and 71.7% in the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, total other expenses were 73.8% and 71.1% in the six months ended June 30, 2006 and 2005, respectively. The increase in other expenses was due to several factors including adoption of SFAS 123R effective January 1, 2006, additional depreciation expense resulting from our broadcast facility which was placed into service effective April 1, 2006, and other items more fully described as follows.

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

Selling, general and administrative expenses for the three months ended June 30, 2006 were $5,476,000, an increase of $985,000 or 21.9% compared to $4,491,000 for the three months ended June 30, 2005. Selling, general and administrative expenses for the six months ended June 30, 2006 were $11,082,000, an increase of $1,892,000 or 20.6% compared to $9,190,000 for the six months ended June 30, 2005. As a percentage of revenues, selling, general and administrative expenses were 50.1% and 44.9% in the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, selling, general and administrative expenses were 49.9% and 45.8% in the six months ended June 30, 2006 and 2005, respectively. The increase was primarily attributable to the adoption of SFAS 123R as of January 1, 2006 which now requires us to charge the fair value of stock options we have issued to our employees over the vesting period to compensation expense which we did not have to record in 2005. The non-cash charge in the three and six months ended June 30, 2006 amounted to $756,000 and $1,470,000, respectively. The remainder of the increase in selling, general and administrative fees related primarily to increased research fees to support our selling efforts, accounting fees for completion of our Sarbanes-Oxley audit in 2006 related to the 2005 fiscal year, legal fees incurred in the first quarter as a result of our ongoing efforts related to our carriage agreement negotiations, and to other operating costs.

We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future. Such increases are expected to result from the adoption of SFAS 123R as well as from increases in other corporate expenses.

Depreciation and amortization for the three months ended June 20, 2006 were $890,000 an increase of $267,000 or 42.9% compared to $623,000 for the three months ended June 20, 2005. Depreciation and amortization for the six months ended June 30, 2006 were $1,563,000 an increase of $242,000 or 18.3% compared to $1,321,000 for the six months ended June 20, 2005. The increase primarily relates to the depreciation incurred related to our broadcast facility placed into service April 1, 2006.

Income (Loss) from Operations

Income (loss) from operations for the three months ended June 30, 2006 was a loss of $886,000, a decrease of $1,601,000 compared to income of $715,000 for the three months ended June 30, 2005. Income (loss) from operations for the six months ended June 30, 2006 was a loss of $1,571,000, a decrease of $2,890,000 compared to income of $1,319,000 for the six months ended June 30, 2005. As discussed above, this decrease is primarily a result of the increased programming costs associated with the launch of our second channel, Outdoor Channel 2 HD, increased compensation expense resulting from the adoption of SFAS 123R, increased legal fees relating to our carriage agreements and depreciation related to our newly opened broadcast facility. As we continue to strive to drive growth of our subscriber base including the ongoing and planned payment of launch support, and as we further develop our second channel, Outdoor Channel 2 HD, we will continue to incur increased expenses such as programming, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the foreseeable future. There can be no assurance that these strategies will be successful.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $77,000, an increase of $76,000 compared to $1,000 for the three months ended June 30, 2005. Interest expense for the six months ended June 30, 2006 was $155,000, an increase of $153,000 compared to $2,000 for the six months ended June 30, 2005. This is attributable to having obtained two term loans in November 2005 with original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35%.

Other Income, Net

Other income, net for the three months ended June 30, 2006 was $645,000, an increase of $607,000 compared to $38,000 for the three months ended June 30, 2005. Other income, net for the six months ended June 30, 2006 was $1,268,000, an increase of $1,178,000 compared to $90,000 for the six months ended June 30, 2005. This improvement was primarily due to increased dividends and interest earned on our increased investment in available-for-sale securities and cash and cash equivalent balances.

Income (Loss) Before Income Taxes

Income (loss) before income taxes as a percentage of revenues was (2.9%) for the three months ended June 30, 2006 compared to 7.5% for the three months ended June 30, 2005. Income (loss) before income taxes as a percentage of revenues was (2.1%) for the six months ended June 30, 2006 compared to 7.0% for the six months ended June 30, 2005.

The TOC segment’s income before income taxes decreased to $289,000 for the three months ended June 30, 2006 from $1,449,000 for the three months ended June 30, 2005. The TOC segment’s income before income taxes decreased to $842,000 for the six months ended June 30, 2006 from $2,461,000 for the six months ended June 30, 2005. Expressed as a percentage of revenue, the TOC segment’s income before income taxes decreased to 2.9% for the three months ended June 30, 2006, compared to 16.1% for the three months ended June 30, 2005. Expressed as a percentage of revenue, the TOC segment’s income before income taxes decreased to 4.3% for the six months ended June 30, 2006, compared to 13.9% for the six months ended June 30, 2005. The decrease was due mainly to increased programming costs as a result of having launched our second channel, Outdoor Channel 2 HD, at the beginning of the third quarter of 2005 thus related costs were incurred in the first and second quarters of 2006 that were not incurred in the same periods in 2005. Contributing to the decline was the adoption of SFAS 123R whereby the TOC segment recognized $222,000 and $390,000 of compensation expense related to employee stock options in the three and six months ended June 30, 2006, respectively, (2.0% of segment revenue) that it did not have in the same period in 2005. TOC placed our new broadcast facility into service April 1, 2006 which resulted in depreciation expense of $199,000 in the second quarter of 2006 that did not exist in 2005. Also, we incurred incremental expenses in subscriptions and research to support our programming and selling efforts.

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

Corporate incurred a loss before income taxes for the three months ended June 30, 2006 amounting to $417,000, a decrease of $107,000 compared to a loss of $524,000 for the three months ended June 30, 2005. Corporate incurred a loss before income taxes for the six months ended June 30, 2006 amounting to $1,299,000, an increase of $359,000 compared to a loss of $940,000 for the six months ended June 30, 2005. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, business insurance, board of directors fees and expenses, and an allocation of corporate officers’ payroll and related expenses. Effective January 1, 2006, we prospectively adopted SFAS 123R and Corporate incurred a charge to compensation expense related to stock options of $490,000 and $1,007,000 in the three and six months ended June 30, 2006, respectively. In the first three months of 2006, our Corporate loss was greater than the same period in 2005 due to the incurrence of a charge to compensation expense for SFAS 123R of $517,000 not incurred in 2005, as well as an aggressive ad campaign conducted in the first quarter of 2006, accounting expenses incurred with our first Sarbanes-Oxley 404 audit conducted in 2006 for December 31, 2005, and certain legal fees incurred as a result of our ongoing efforts related to our carriage agreement negotiations. The increased expenses were somewhat offset by interest and dividend income earned on our cash and investment in available-for-sale securities. In the second three months of 2006 our Corporate loss was less than the same period in 2005. As noted above, we incurred approximately $490,000 of additional compensation expense as a result of the adoption of SFAS 123R in the second quarter that we did not have in the second quarter of 2005 but we also realized approximately $622,000 of interest and dividend income in the 2006 quarter which was not generated in the same period in 2005.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended June 30, 2006 was ($620,000), a decrease of $935,000 as compared to $315,000 for the three months ended June 30, 2005. Income tax provision (benefit) for the six months ended June 30, 2006 was ($603,000), a decrease of $1,196,000 as compared to $593,000 for the six months ended June 30, 2005. The decrease was principally due to the Company incurring a loss in the first six months of 2006 as compared to income generated in the first six months of 2005. The effective income tax rate for the three and six months ended June 30, 2006 is (195.0%) and (131.6%), respectively. For the three and six months ended June 30, 2005, the effective income tax was approximately 41.9% and 42.1%, respectively. These benefit rates exceed the expected tax benefits computed based on the pre-tax losses and the applicable statutory Federal income tax rate of 34%. Interim tax provisions and benefits are determined using an estimate of the annual effective tax rate. Our estimated annual effective tax rate is affected by permanent differences between income before taxes for financial reporting purposes and taxable income. Our most significant permanent difference, and the principal reason why our estimated effective income tax rate is substantially greater than the statutory Federal income tax rate, relates to the portion of our compensation expense recognized for financial statement reporting purposes that is attributable to the non-cash charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees which are generally not deductible for tax reporting purposes. We recognized non-cash charges to compensation expense of $192 and $343 in the three and six months ended June 30, 2006, respectively, related to ISOs under SFAS 123R.

Net Income

Net income for the three months ended June 30, 2006 was $302,000, a decrease of $135,000 compared to $437,000 for the three months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $145,000, a decrease of $669,000 compared to $814,000 for the six months ended June 30, 2005. The decrease was due to the reasons stated above.

Liquidity and Capital Resources

We generated $668,000 of cash in our operating activities in the six months ended June 30, 2006, compared to cash used in operating activities of $218,000 in the six months ended June 30, 2005 and had a cash and cash equivalent balance of $22,040,000 at June 30, 2006, an increase of $3,764,000 from the balance of $18,276,000 at December 31, 2005. We also had short-term investments classified as available-for-sale securities of $34,566,000 at June 30, 2006, a decrease of $4,264,000 from the balance of $38,830,000 at December 31, 2005. The investments at June 30, 2006 were comprised principally of auction rate securities ($33,730,000) with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. Various equity securities ($836,000) make up the remainder of the June 30, 2006 balance. We believe we have the ability to quickly liquidate the auction rate securities at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $67,234,000 at June 30, 2006, compared to $66,183,000 at December 31, 2005.

Net cash provided by investing activities was $2,181,000 in the six months ended June 30, 2006 compared to cash used of $3,373,000 for the six months ended June 30, 2005. The increase in cash provided by investing activities was related principally to the net difference of sales and purchases of short-term auction rate securities which did not exist in the first and second quarters of 2005. Additionally contributing to the increase in cash provided by investing activities was a decrease in capital expenditures in the first six months of 2006 compared to the same time period in 2005. In the first half of 2005 we acquired equipment related to our HD signal and production in anticipation of the launch of our second channel on July 1, 2005. In 2005, we also purchased a number of vehicles we use in support of affiliate sales and our annual Alaska trip. After we reassessed our facilities requirements including floor space utilization, master control equipment, uplink equipment, and other needs, we announced our intention to purchase a 28,000 square foot building in Temecula, California for approximately $2.6 million, on February 22, 2005. We completed the purchase during the third quarter of 2005. We have substantially completed the building improvements and placed the facility into service on April 1, 2006. Additional capital expenditures were for fixed asset replacements.  Cash provided by financing activities was $915,000 in the six months ended June 30, 2006 compared to cash used of $507,000 for the six months ended June 30, 2005. The cash provided by financing activities in the six months ended June 30, 2006 was proceeds from the sale of shares upon the exercise of stock options and tax benefits from the exercise of stock options in excess of recognized expense, offset by principal payments on outstanding debt. The cash used in financing activities in the six months ended June 30, 2005 was primarily for prepaid costs for our public offering completed on July 1, 2005 partially offset by the proceeds from the exercise of stock options.  In accordance with SFAS 123R, we have presented on a prospective bases the tax benefits from exercise of stock options in excess of recognized expense of $705,000 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005.  Tax benefits from the exercise of stock options in excess of recognized expense of $740,000 has been presented as a cash flow from operating activities for the six months ended June 30, 2005.

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

As of June 30, 2006 and as of August 9, 2006, the date of the original Form 10-Q for the quarter ended June 30, 2006, we had aggregate outstanding borrowings of approximately $4,543,000 and $4,426,000, respectively. The rates of interest on our currently outstanding debt are fixed while the rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

ITEM 5.                 Other Information.

None.

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
4.1

Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005 which is incorporated herein by reference)

10.1

Amendments to Revolving Credit Agreement and Term Loan Agreement by and between the Company and U.S. Bank N.A. dated as of May 15, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 9, 2006 and incorporated herein by reference)

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