Form 10-Q
period 2006-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2007-02-16
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes   ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at January 31, 2007
Common Stock, $0.001 par value	25,527,370

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For The Period Ended September 30, 2006

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,595	$18,276
Investment in available-for-sale securities	38,737	38,830
Accounts receivable, net of allowance for doubtful accounts of $351 and $275	6,690	5,320
Income tax refund receivable	2,863	3,843
Deferred tax assets, net	1,800	1,015
Prepaid programming costs	3,304	2,381
Other current assets	1,084	689
Total current assets	75,073	70,354

Property, plant and equipment at cost, net:
Membership division	3,388	3,526
Outdoor Channel equipment and improvements	12,921	12,097
Property, plant and equipment, net	16,309	15,623
Amortizable intangible assets, net	960	11,292
Goodwill	44,457	44,457
Deferred tax assets, net	12,145	9,491
Deposits and other assets	1,740	605
Totals	$150,684	$151,822

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,554	$2,864
Accrued severance payments	18	18
Current portion of long-term debt	4,368	708
Current portion of deferred revenue	244	422
Customer deposits	66	159
Total current liabilities	8,250	4,171

Accrued severance payments, net of current portion	1	16
Long-term debt, net of current portion	—	4,193
Deferred revenue, net of current portion	1,795	1,271
Derivative instruments	28	72
Deferred satellite rent obligations	332	295
Total liabilities	10,406	10,018

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 25,189 and 24,409 shares issued and outstanding	25	24
Additional paid-in capital	161,024	158,700
Deferred compensation	—	(1,520)
Accumulated other comprehensive income (loss):
Net unrealized losses on derivative instruments	(28)	(72)
Net unrealized gains on available-for-sale securities	44	36
Total accumulated other comprehensive income (loss)	16	(36)
Accumulated deficit	(20,787)	(15,364)
Total stockholders’ equity	140,278	141,804
Totals	$150,684	$151,822

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Advertising	$6,845	$5,657	$18,198	$16,173
Subscriber fees	4,348	3,846	13,072	11,382
Membership income	1,989	1,901	4,128	3,924

Total revenues	13,182	11,404	35,398	31,479

Cost of services:
Programming	2,095	2,315	5,845	3,367
Satellite transmission fees	667	617	1,919	1,866
Production and operations	1,120	783	3,153	2,509
Other direct costs	602	785	960	1,247

Total cost of services	4,484	4,500	11,877	8,989

Other expenses:
Advertising	1,654	1,912	5,403	5,668
Selling, general and administrative	5,187	4,162	16,269	13,351
Impairment of amortizable intangible assets	9,540	—	9,540	—
Depreciation and amortization	931	693	2,494	2,015

Total other expenses	17,312	6,767	33,706	21,034

Income (loss) from operations	(8,614)	137	(10,185)	1,456

Interest expense	(73)	—	(228)	(2)

Other income, net	715	396	1,983	486

Income (loss) before income taxes	(7,972)	533	(8,430)	1,940

Income tax provision (benefit)	(2,404)	285	(3,007)	878

Net income (loss)	$(5,568)	$248	$(5,423)	$1,062

Earnings (loss) per common share:
Basic	$(0.22)	$0.01	$(0.22)	$0.05
Diluted	$(0.22)	$0.01	$(0.22)	$0.04

Weighted average number of common shares outstanding:
Basic	24,813	24,236	24,404	20,444
Diluted	24,813	27,658	24,404	23,672

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2006

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
Balance, January 1, 2006	24,409	24	158,700	(1,520)	(36)	(15,364)	141,804
Comprehensive income:
Net loss						(5,423)	(5,423)
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $29					8		8
Impact of cash flow hedge					44		44
Total comprehensive loss							(5,371)

Reclassification of deferred compensation upon adoption of SFAS 123R			(1,520)	1,520			—

Common stock issued upon exercise of stock options	660	1	812				813

Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	123						—

Stock-based employee and service provider compensation expense			2,785				2,785

Purchase and retirement of treasury stock	(3)		(33)				(33)

Tax benefits from exercise of stock options			711				711

Change in tax benefits from exercise of stock options			(431)				(431)

Balance, September 30, 2006	25,189	$25	$161,024	$—	$16	$(20,787)	140,278

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$(5,423)	$1,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,630	2,015
Impairment of amortizable intangible assets	9,540	—
Provision for doubtful accounts	88	132
Stock-based employee and service provider compensation	2,785	252
Deferred tax provision (benefit), net	(3,209)	2,221
Tax benefits from exercise of stock options in excess of recognized expense	(711)	—

Changes in operating assets and liabilities:
Accounts receivable	(1,458)	(601)
Income tax refund receivable	980	(1,391)
Prepaid programming costs	(923)	(2,515)
Other current assets	(395)	(868)
Deposits and other assets	(1,269)	(11)
Accounts payable and accrued expenses	689	(212)
Deferred revenue	346	(102)
Customer deposits	(93)	25
Accrued severance payments	(15)	(26)
Deferred satellite rent obligations	37	(14)
Net cash provided by (used in) operating activities	3,599	(33)

Investing activities:
Purchases of property, plant and equipment	(2,388)	(8,069)
Purchases of available-for-sale securities	(112,279)	(21,190)
Proceeds from sale of available-for-sale securities	112,429	—
Net cash used in investing activities	(2,238)	(29,259)

Financing activities:
Principal payments on long-term debt	(533)	(19)
Proceeds from exercise of stock options	813	2,631
Purchase and retirement of treasury stock	(33)	—
Tax benefits from exercise of stock options in excess of recognized expense	711	—
Proceeds from sale of common stock, net of offering costs	—	43,350
Net cash provided by financing activities	958	45,962
Net increase in cash and cash equivalents	2,319	16,670
Cash and cash equivalents, beginning of period	18,276	13,105
Cash and cash equivalents, end of period	$20,595	$29,775

Supplemental disclosure of cash flow information:

Interest paid	$229	$2

Income taxes paid	$—	$108

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase in fair value of cash flow hedge	$44	$—

Effect of net increase in fair value of available-for-sale securities, net of deferred taxes	$8	$6

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share data)

NOTE 1—ORGANIZATION AND BUSINESS

Description of Operations

Outdoor Channel Holdings, Inc. or “Outdoor Channel Holdings,” is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Our wholly owned subsidiary, The Outdoor Channel, Inc. (“TOC”), operates The Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. In addition, TOC also operates Outdoor Channel 2 HD, which is a national television network featuring programming produced and aired utilizing high definition technology.

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

Other business activities consist of the promotion and sale of a gold prospecting expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman’s that entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of these and other properties. Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, the entity that owns the building that houses our broadcast facility.

NOTE 2—UNAUDITED INTERIM FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006 and its results of operations and cash flows for the three and/or nine months ended September 30, 2006 and 2005. Information included in the consolidated balance sheet as of December 31, 2005 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K/A (the “10-K/A”) for the year ended December 31, 2005 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K/A.

Reclassifications

Certain amounts in the 2006 and 2005 unaudited condensed consolidated financial statements have been reclassified from amounts in the unaudited condensed consolidated financial statements we originally filed before the restatements described in Note 3 either to conform to the 2006 presentations or to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commision’s Regulation S-X. In particular certain amounts included under “expenses” in the 2006 and 2005 unaudited condensed consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses”. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 of the minority interest in TOC that we did not previously own on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2006, rather than as a cash flow from operating activities. Certain other changes have been made in the historical unaudited condensed consolidated financial statements to conform with current presentations. The results of the Company’s operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

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

NOTE 3—ADJUSTMENTS TO INTANGIBLE MSO RELATIONSHIPS ASSET

Reassessment of Useful Life

During the three months ended September 30, 2006, we reviewed the facts and circumstances regarding the useful life of our intangible assets attributable to multi-system cable operator (“MSO”) relationships as of September 8, 2004 when we completed the acquisition of the minority interest in TOC that we did not previously own and allocated a portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired to the MSO relationships. After consideration of the facts and circumstances, the nature of our business, our experience with the MSO’s of our network, and the proclivities of our industry, we have concluded that as of September 8, 2004 our MSO relationships asset had a definite life which we have estimated to be 21 years and 4 months and, accordingly, we reclassified all of the amounts originally allocated to the cost of MSO relationships from other non-amortizable intangible assets to amortizable intangible assets as of that date.

The accounting treatment resulting from this reassessment of the useful life of this asset has resulted in adjustments to amortization expense and certain other related adjustments to our previously issued consolidated financial statements as of and for the periods ended September 30, 2004 through June 30, 2006. We determined that the effects of these adjustments were immaterial individually and in the aggregate to our annual and quarterly reports filed  prior to January 1, 2005 and thus we did not amend those filings. However, we determined the effects of these adjustments were material to our quarterly and annual reports filed for the periods ended March 31, 2005 through June 30, 2006 and we have amended all of those filings. The comparative condensed consolidated financial statements in this report reflect the restated balances.

Considerations of Impairment of Intangible Assets

During the three months ended September 30, 2006, we engaged third party consultants to review our business practices and strategy. Among the areas reviewed was our approach to growing our subscriber base through our relationships with MSO’s. In September 2006, the consultants concluded, and the Board of Directors accepted their conclusions, that a complete revision of the terms of our relationships with MSO’s was necessary to meet the subscriber growth goals established by us. Upon acceptance of that conclusion and the general strategy outlined by the consultants, we reviewed our amortizable MSO relationships and our other amortizable intangible assets (customer lists and trademarks) for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Based upon the changed circumstances, we concluded that, as of the date we accepted the consultants’ conclusion, our MSO relationships asset was fully impaired and that our other remaining amortizable intangible assets were not. Accordingly, we have charged to expense the remaining unamortized carrying value of the MSO relationships of $9,540 during the three and nine months ended September 30, 2006.

We further concluded that the carrying value of goodwill has not been impaired and that the changed circumstances have not affected the estimated lives of the remaining amortizable intangible assets. However, these estimates will continue to be reviewed during each reporting period to determine whether circumstances continue to support their carrying values and, where applicable, their estimated useful lives. Estimates are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the determination of the fair value. A significant downward revision in the present value of estimated future cash flows for a reporting unit or the undiscounted cash flows from the other remaining amortizable intangible assets could result in an impairment of goodwill or the remaining amortizable intangibles and a non-cash charge would be required. Such a charge could have a significant effect on our reported net earnings.

NOTE 4— STOCK INCENTIVE PLANS

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). We have elected to use the modified prospective transition method. This method requires compensation cost to be recognized in the financial statements over the service period for the fair value of all awards (including awards to employees) granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption and requires that prior periods not be restated. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, performance units and stock appreciation rights (“SARs”) to our officers, directors and employees. Outstanding options generally vest and are exercisable from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs. Prior to September 30, 2006, we had not awarded any performance units. Subsequent to that date we awarded 800 performance units under the plans. Prior to the adoption of SFAS 123R, we used the intrinsic value method to account for stock options granted to employees and generally, made no charges against earnings with respect to those options at the date of grant since our employee options had exercise prices that were equal to the market price. SFAS 123R requires that we elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of September 30, 2006, we have not made that election.

For the three and nine months ended September 30, 2006, the adoption of SFAS 123R increased loss from operations, net loss and basic and diluted loss per common share. The impact on these items is as follows:

	For the Periods Ended
	September 30, 2006
	Three Months	Nine Months

Loss from operations	$(753)	$(2,224)
Net loss	$(529)	$(1,551)
Loss per common share:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)

In accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $711 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2006, rather than as a cash flow from operating activies, as was prescribed under accounting rules applicable through December 31, 2005. This requirement reduced the amount reflected as net cash provided by operating activities and increased net cash provided by financing activities for that period. Total cash flows remained unchanged from that which would have been reported under prior accounting rules. We recognize such benefits only if they have been realized which we determine by following the tax law method, which provides that current deductions are recognized before realizing the benefits of our net operating loss carry forwards. Tax benefits from the exercise of stock options in excess of recognized expense of $659 have been presented as a cash flow from operating activities for the nine months ended September 30, 2005.

The weighted average grant date fair value of employee stock options granted by us in the nine months ended September 30, 2006 was estimated to be $6.72 per share using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30, 2006
Risk-free interest rate	4.3 - 4.9%
Dividend yield	0%
Expected life	4.4 years
Expected volatility factor	58.5 - 62.4%

Expected volatilities are based on historical volatility of our stock. We have adopted the guidance of the SEC’s Staff Accounting Bulletin No. 107 that notes if share options have “plain vanilla” characteristics, a simplified method of estimating the expected life of the option may be employed temporarily. The simplified method utilizes the average of the vested term and the original contract term. We have recently experienced certain events that indicate that our long-term historical experience is no longer valid. As such we adopted the simplified method. Our short-term historical experience with exercise and post-vesting employment termination behavior supports this method for determining the options’ expected life. When sufficient historical experience has been obtained, we will use such experience for future estimations of the expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

Our historical net income and earnings per common share and pro forma net income (loss) and earnings (loss) per common share assuming compensation cost had been determined for the three and nine months ended September 30, 2005 based on the fair value instead of the intrinsic value at the grant date for all awards by us to our employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123R, and amortized ratably over the vesting period, are set forth below:

	For the Periods Ended
	September 30, 2005
	Three Months	Nine Months

Net income (loss):
As reported	$248	$1,062
Deduct: Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects	(456)	(1,285)

Pro forma — basic and diluted	$(208)	$(223)

Basic earnings (loss) per common share:
As reported	$0.01	$0.05
Pro forma	$(0.01)	$(0.01)
Diluted earnings (loss) per common share:
As reported	$0.01	$0.04
Pro forma	$(0.01)	$(0.01)

The fair value of each option granted by us in the nine months ended September 30, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30, 2005
Risk-free interest rate	3.7 - 4.2%
Dividend yield	0%
Expected life	3.8 - 5.1 years
Expected volatility factor	37.7%

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

NOTE 5—EARNINGS (LOSS) PER COMMON SHARE

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

For the three and nine months ended September 30, 2006, the computation of diluted loss per common share does not take into account any of our outstanding stock options because the effect of their assumed exercise would be anti-dilutive. For the three and nine months ended September 30, 2005, the computation of diluted earnings per common share took into account the effects on the weighted average number of common shares outstanding of the assumed exercise of the outstanding stock options, adjusted for the application of the treasury stock method. The greatest number of shares potentially issuable by us upon the exercise of stock options in any quarter of the nine months ended September 30, 2006 and 2005 that were not included in the computation of net earnings (loss) per common share because they were anti-dilutive, totaled 3,437 and 410, respectively.

The following table summarizes the calculation of net income (loss) and the weighted average common shares outstanding for basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerators:
Net income (loss)	$(5,568)	$248	$(5,423)	$1,062

Denominators:
Weighted average common shares outstanding—basic	24,813	24,236	24,404	20,444
Dilutive effect of potentially issuable common shares upon exercise of stock options as adjusted for the application of the treasury stock method	—	3,422	—	3,228
Diluted weighted average common shares outstanding	24,813	27,658	24,404	23,672

NOTE 6—EQUITY TRANSACTIONS

Issuances of Common Stock

During the nine months ended September 30, 2006 and 2005, we received cash proceeds of approximately $813 and $2,631 from the exercise of options for the purchase of 660 and 2,341 shares of common stock, respectively.

During the nine months ended September 30, 2006, we issued employees 86 shares of restricted stock. The rights to these shares vest over three and five year periods. Based on the weighted average closing market price on the day before the grants of $12.47 per share and after adjustment for the estimated forfeiture rate, the fair value of the restricted stock was $806.  Under SFAS 123R, these amounts and amounts attributable to grants made in prior periods (which represent deferred compensation not required to be recorded initially in the consolidated balance sheet) will be amortized to stock-based compensation expense as the rights to the restricted stock vest with an equivalent amount added to additional paid-in capital. During the nine months ended September 30, 2006, a total of 19 shares of restricted stock have been cancelled due to employee turnover. As of September 30, 2006, we have 181 non-vested shares of restricted stock  held by employees outstanding and $1,782 of expense yet to be recognized which will be amortized as compensation expense over the employees’ remaining requisite service periods.

We also issued service providers 56 shares of restricted stock during the nine months ended September 30, 2006. Of the restricted shares issued to service providers, 50 shares vest upon specific performance related to subscriber growth which we  estimate will be fully earned and vested by the end of 2007. The rights to the remaining 6 shares issued to service providers vest annually over a five-year period. We did not grant any restricted shares to service providers prior to 2006. Under SFAS 123R, the fair value of the shares at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet) will also be amortized to stock-based compensation expense as the rights to the restricted stock vest with an equivalent amount added to additional paid-in capital. However, the future charge will be retroactively adjusted to reflect the fair market value at the end of each reporting period until the shares vest when the related charge will be adjusted for the final time. Based on the closing market price on September 29, 2006 of $10.89 per share, the fair value of these 56 shares of restricted stock was $610. Assuming the closing market price as of September 30, 2006 does not change over the remaining vesting period, we would have $467 of expense yet to be recognized.

Stock Option Plans

Descriptions of Outdoor Channel Holdings’ stock option plans are included in Note 4 herein and Note 11 of our Annual Report on Form 10-K/A for the year ended December 31, 2005. A summary of the status of the options granted under

Outdoor Channel Holdings’ stock option plans and outside of those plans as of September 30, 2006 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	3,564	$7.31
Options granted	205	12.84
Options exercised	(660)	1.23
Options cancelled or expired	(24)	12.99
Options outstanding at end of period	3,085	$8.94	3.7 years	$15,340

Options exercisable at end of period	2,124	$6.96	3.0 years	$13,106

We did not grant any options in the three months ended September 30, 2006. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $6.72. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $1,581 and $6,728, respectively.

A summary of the status of Outdoor Channel Holdings’ non-vested restricted shares as of September 30, 2006 and the changes in restricted shares outstanding during the nine months then ended is presented in the table that follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at beginning of period	127	$14.43
Granted	142	11.53
Vested	(13)	14.49
Cancelled	(19)	14.27

Non-vested shares outstanding at end of period	237	$12.71

As of September 30, 2006, $7,991 of expense with respect to non-vested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 7—RELATED PARTY TRANSACTIONS

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders, directors and officers of the Company. In December 2005, the lease agreements were consolidated into one lease. The new lease agreement has a five-year term, expiring on December 31, 2010, with 2 five-year renewal options at our discretion. Monthly rent payments under this new lease agreement are $29 with a 3% per year escalator clause. Rent expense paid to Musk Ox Properties, LP totaled approximately $87 and $63 in the three months ended September 30, 2006 and 2005, respectively, and approximately $262 and $189 in the nine months ended September 30, 2006 and 2005, respectively.

NOTE 8—SEGMENT INFORMATION

Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), we report segment information in the same format as reviewed by our Chief Operating Decision Maker (the “CODM”). We segregate our business activities into TOC and the Membership Division. TOC is a separate business activity that broadcasts television programming on The Outdoor Channel and Outdoor Channel 2 HD 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel) and subscriber fees. Lost Dutchman’s and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes magazine sales, advertisements within the magazine, the sale of products and services related to gold prospecting, gold expositions, expeditions and outings. Intersegment sales, which are excluded in the presentation below, amounted to $149 in each of the three months ended September 30, 2006 and 2005 and $446 in each of the nine months ended September 30, 2006 and 2005.

Information with respect to these reportable segments as of and for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Revenues	Income (Loss) Before Income Taxes	Total Assets	Depreciation and Amortization		Additions to Property, Plant and Improvements
As of and for the Three Months Ended:
September 30, 2006
TOC	$10,962	$(7,991)	$75,159	$10,522	(1)	$248
Membership Division	2,220	348	5,418	75		52
Subtotals of Segments	13,182	(7,643)	80,577	10,597		300
Corporate(2)	—	(329)	70,107	—		—
Totals	$13,182	$(7,972)	$150,684	$10,597		$300

September 30, 2005
TOC	$9,309	$274	$80,459	$615		$4,567
Membership Division	2,095	428	6,186	78		129
Subtotals of Segments	11,404	702	86,645	693		4,696
Corporate(2)	—	(169)	59,179	—		—
Totals	$11,404	$533	$145,824	$693		$4,696

As of and for the Nine Months Ended:
September 30, 2006
TOC	$30,687	$(7,148)	$75,159	$11,951	(1)	$2,313
Membership Division	4,711	346	5,418	219		75
Subtotals of Segments	35,398	(6,802)	80,577	12,170		2,388
Corporate(2)	—	(1,628)	70,107	—		—
Totals	$35,398	$(8,430)	$150,684	$12,170		$2,388

September 30, 2005
TOC	$27,061	$2,734	$80,459	$1,780		$7,752
Membership Division	4,418	314	6,186	235		317
Subtotals of Segments	31,479	3,048	86,645	2,015		8,069
Corporate(2)	—	(1,108)	59,179	—		—
Totals	$31,479	$1,940	$145,824	$2,015		$8,069

(1) Includes impairment of intangible assets charge of $9,540.

(2) We capture corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consist primarily of: professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated directly with either TOC or the Membership division. Corporate assets consist primarily of cash not held in our operating accounts, available-for-sale securities, deferred tax asset, net and income tax refund receivable.

NOTE 9—INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Our short term investments in marketable debt and equity securities are classified as available-for-sale and are recorded at fair value at the end of each period. Gross realized gains and losses on sales of these securities during the three and nine months ended September 30, 2006 and 2005 and all gross realized gains and losses related to such investments prior to the three and nine months ended September 30, 2006 and the year ended December 31, 2005 were not material. Included in investments in available-for-sale securities at September 30, 2006 and December 31, 2005 are investments in auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty and, accordingly, they are carried at cost, which approximates fair value, and classified as current assets. All income generated from these investments is recorded as interest income. We had unrealized net holding gains on marketable equity securities at September 30, 2006 and December 31, 2005 of $44 and $36, respectively, that are in “accumulated other comprehensive income (loss)”.

The investment in available-for-sale securities is as follows:

	As of September 30, 2006	As of December 31, 2005
Auction rate securities	$37,850	$38,000
Equities	887	830
Total available-for-sale securities	$38,737	$38,830

NOTE 10—INCOME TAX PROVISION (BENEFIT)

The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2006 is different than the expected tax benefit computed based on the pre-tax loss and the applicable statutory Federal income tax rate of 34% and state tax rate, net of Federal tax effects, of 5.83%. Interim tax provisions and benefits are determined using an estimate of the annual effective tax rate. As of September 30, 2006, our estimated annual tax benefit for the year ending December 31, 2006 was approximately 35.7%, which was below the expected statutory benefit primarily as a result of permanent differences between our loss before taxes for financial reporting purposes and our loss for tax reporting purposes for the nine months then ended. Our most significant permanent difference was related to the portion of our compensation expense recognized for financial reporting purposes that was attributable to the non-cash, charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees, which are generally not deductible for tax reporting purposes. We recognized non-cash, non-deductible charges to compensation expense of $533 in the nine months ended September 30, 2006 related to ISOs under SFAS 123R.

Our estimate for state taxes is based on the California statutory rates. During the nine months ended September 30, 2006, we filed income tax returns for voluntary disclosure with the Multistate Tax Commission or directly with the various states, as required, as it pertains to states in which we have nexus but have not previously filed income tax returns to apportion our income to such states. We believe that we will be able to amend our California returns to reflect the apportionment. In the event we are not able to amend our California returns, we could incur additional state income taxes which could increase our effective tax rate.

NOTE 11—LONG- TERM DEBT AND LINE OF CREDIT

We have two long-term loans and a line of credit with U.S. Bank N.A. (the “Bank”). Aggregate outstanding borrowings as of September 30, 2006 under the long-term loans were $4,368. We did not have any borrowings under the line of credit. These loans and the line of credit contain customary covenants including certain minimum profitability metrics measured at each quarter end. The covenants also contain a requirement to provide our financial statements to the Bank within 60 days of the end of the quarter. We have not supplied these financial statements within the required time frame and, accordingly, these loans are callable by the Bank. As a result of the covenant violation and our intention to repay these loans (see Note 12), we have classified all outstanding debt as current liabilities as of September 30, 2006.

NOTE 12—SUBSEQUENT EVENTS

On October 19, 2006, we repaid the two long-term loans, which at September 30, 2006 had an aggregate balance of $4,368 plus accrued interest thereon. We are seeking a covenant violation waiver as it relates to our line of credit but no assurances may be given that such waiver will be granted.

On October 16, 2006, we appointed Roger L. Werner, Jr. President of Outdoor Channel Holdings, Inc. and entered into an employment agreement (the “Agreement”) with him, which sets forth terms and provisions governing his employment as President, and effective as of November 10, 2006, the appointment of Mr. Werner as the Company’s Chief Executive Officer.  On November 9, 2006 we amended the Agreement to have Mr. Werner to be appointed as the Company’s CEO on the date after we file our Form 10-Q for the three and nine months ended September 30, 2006. The Agreement has an initial term of three years, which will be automatically extended each year for an additional one year term unless the other party provides written notice of non-renewal at least 60 days prior to the date of automatic renewal. The Agreement may be terminated at any time by either party with or without cause. The agreement contains provisions for severance payments in the event that the Company terminates Mr. Werner’s employment without “Cause” (as defined in the Agreement) or Mr. Werner resigns for “Good Reason” (as also defined in the Agreement). Mr. Werner’s annual salary is $300 and he received a signing bonus of $300.   Mr. Werner will be eligible to receive an annual cash incentive payable for the achievement of performance goals in amounts that are equal to at least 50% of his base salary, and he is eligible to participate in all benefit programs available to our executive officers.

Mr. Werner was granted nonstatutory stock options to purchase 300 shares of Company common stock under the Company’s 2004 Long-Term Incentive Plan (the “Plan”) at an exercise price equal to the closing price per share on the Nasdaq Global Market for the common stock of the Company on October 16, 2006. The shares are subject to a vesting schedule assuming Mr. Werner’s continued employment with the Company on each scheduled vesting date. Mr. Werner was granted 150 shares of restricted stock under the Plan. The restricted stock will vest in equal monthly installments beginning on  October 16, 2006 such that the entire 150 shares are 100% vested on October 16, 2009 assuming Mr. Werner’s continued employment with the Company on each scheduled vesting date. Mr. Werner was also granted 800 performance units under the Plan subject to vesting criteria, and once vested, shall be settled by the Company’s issuance of shares of Company common stock reflecting an equal number of vested performance units. If after October 16, 2007 the Company terminates Mr. Werner’s employment without “Cause” or Mr. Werner resigns for “Good Reason”, then 100% of the options and restricted stock shall vest upon such termination.

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

These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to risks and uncertainties, which are included in Part II, Item 1A Risk Factors below and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

ADJUSTMENTS TO INTANGIBLE MSO RELATIONSHIPS ASSET

During the three months ended September 30, 2006, we reviewed the facts and circumstances regarding the useful life of our intangible assets attributable to multi-system cable operator (“MSO”) relationships as of September 8, 2004 when we completed the acquisition of the minority interest in TOC that we did not previously own and allocated a portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired to the MSO relationships. After consideration of the facts and circumstances, the nature of our business, our experience with the MSO’s of our network, and the proclivities of our industry, we have concluded that as of September 8, 2004 our MSO relationships asset had a definite life which we have estimated to be 21 years and 4 months and, accordingly, we reclassified all of the amounts originally allocated to the cost of MSO relationships from other non-amortizable intangible assets to amortizable intangible assets as of that date.

The accounting treatment resulting from this reassessment of the useful life of this asset has resulted in adjustments to amortization expense and certain other related adjustments to our previously issued consolidated financial statements as of and for the periods ended September 30, 2004 through June 30, 2006. We determined that the effects of these adjustments were immaterial individually and in the aggregate to our annual and quarterly reports filed  prior to January 1, 2005 and thus we did not amend those filings. However, we determined the effects of these adjustments were material to our quarterly and annual reports filed for the periods ended March 31, 2005 through June 30, 2006 and we have amended all of those filings. The comparative condensed consolidated financial statements in this report reflect the restated balances.

Considerations of Impairment of Intangible Assets

During the three months ended September 30, 2006, we engaged third party consultants to review our business practices and strategy. Among the areas reviewed was our approach to growing our subscriber base through our relationships with MSOs. In September 2006, the consultants concluded, and the Board of Directors accepted their conclusions, that a complete revision of the terms of our relationships with MSO’s was necessary to meet the subscriber growth goals established by us. Upon acceptance of that conclusion and the general strategy outlined by the consultants, we reviewed our amortizable MSO relationships and our other amortizable intangible assets (customer lists and trademarks) for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Based upon the changed circumstances, we concluded that, as of the date we accepted the consultants’ conclusion, our MSO relationships asset was fully impaired and that our other remaining amortizable intangible assets were not. Accordingly, we have charged to expense the remaining unamortized carrying value of the MSO relationships of $9,540,000 during the three and nine months ended September 30, 2006.

We further concluded that the carrying values of goodwill has not been impaired and that the changed circumstances have not affected the estimated lives of the remaining amortizable intangible assets. However, these estimates will continue to be reviewed during each reporting period to determine whether circumstances continue to support their carrying values and, where applicable, their estimated useful lives. Estimates are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the determination of the fair value. A significant downward revision in the present value of estimated future cash flows for a reporting unit or the undiscounted cash flows from the other remaining amortizable intangible assets could result in an impairment of goodwill or the remaining amortizable intangibles and a non-cash charge would be required. Such a charge could have a significant effect on our reported net earnings.

General

Through our indirect wholly owned subsidiary, The Outdoor Channel, Inc. or TOC, we own and operate The Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. We also own and operate related businesses which serve the interests of The Outdoor Channel’s viewers and other outdoor enthusiasts. These related businesses include: LDMA-AU, Inc., which we refer to as Lost Dutchman’s, and Gold Prospector’s Association of America, LLC, which we refer to as GPAA. Lost Dutchman’s is a national gold prospecting campground club with properties in Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon and South Carolina. Among other services offered, GPAA is the publisher of the Gold Prospector & Treasure Hunters in the Great Outdoors magazine. In addition, we are the owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to the members of Lost Dutchman’s and GPAA. Outdoor Channel Holdings also wholly owns 43455 BPD, LLC that owns the building housing our broadcast facility.

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

Certain amounts in the 2006 and 2005 unaudited condensed consolidated financial statements have been reclassified from amounts in the unaudited condensed consolidated financial statements we originally filed before the restatements described in Note 3 either to conform to the 2006 presentations or to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commision’s Regulation S-X. In particular certain amounts included under “expenses” in the 2006 and 2005 unaudited condensed consolidated statements of operations we originally issued have been reclassified in line items under either “cost of services” or “other expenses”. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization. In the three and nine months ended September 30, 2006, we have also included in other expenses, impairment of intangible assets. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which we recorded in connection with the acquisition on September 8, 2004 of the minority interest in TOC that we did not previously own on September 8, 2004 along with the related amortization expense from “Corporate” to the “TOC” segment. Also, in accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2006, rather than as a cash flow from operating activities. Certain other changes have been made in the historical unaudited condensed consolidated financial statements to conform with current presentations.

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

The FASB had issued certain other accounting pronouncements as of September 30, 2006 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and nine months ended September 30, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and September 30, 2005

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2006	2005	$	%	2006	2005
Revenues:
Advertising	$6,845	$5,657	$1,188	21.0%	51.9%	49.6%
Subscriber fees	4,348	3,846	502	13.1	33.0	33.7
Membership income	1,989	1,901	88	4.6	15.1	16.7
Total revenues	13,182	11,404	1,778	15.6	100.0	100.0

Cost of Services:
Programming	2,095	2,315	(220)	(9.5)	15.9	20.3
Satellite transmission fees	667	617	50	8.1	5.1	5.4
Production and operations	1,120	783	337	43.0	8.5	6.9
Other direct costs	602	785	(183)	(23.3)	4.5	6.9

Total cost of services	4,484	4,500	(16)	(0.4)	34.0	39.5

Other Expenses:
Advertising	1,654	1,912	(258)	(13.5)	12.5	16.7
Selling, general and administrative	5,187	4,162	1,025	24.6	39.4	36.5
Impairment of amortizable intangible assets	9,540	—	9,540	100.0	72.4	—
Depreciation and amortization	931	693	238	34.3	7.1	6.1

Total other expenses	17,312	6,767	10,545	155.8	131.4	59.3

Income (loss) from operations	(8,614)	137	(8,751)	NMF	(65.4)	1.2

Interest expense	(73)	—	(73)	NMF	(0.5)	—

Other income, net	715	396	319	80.6	5.4	3.5

Income (loss) before income taxes	(7,972)	533	(8,505)	NMF	(60.5)	4.7

Income tax provision (benefit)	(2,404)	285	(2,689)	NMF	(18.3)	2.5

Net income (loss)	$(5,568)	$248	$(5,816)	NMF	(42.2)%	2.2%

NMF — Not Meaningful

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and September 30, 2005

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2006	2005	$	%	2006	2005
Revenues:
Advertising	$18,198	$16,173	$2,025	12.5%	51.4%	51.4%
Subscriber fees	13,072	11,382	1,690	14.8	36.9	36.1
Membership income	4,128	3,924	204	5.2	11.7	12.5
Total revenues	35,398	31,479	3,919	12.4	100.0	100.0

Cost of Services:
Programming	5,845	3,367	2,478	73.6	16.5	10.7
Satellite transmission fees	1,919	1,866	53	2.8	5.4	5.9
Production and operations	3,153	2,509	644	25.7	8.9	8.0
Other direct costs	960	1,247	(287)	(23.0)	2.7	4.0

Total cost of services	11,877	8,989	2,888	32.1	33.5	28.6

Other Expenses:
Advertising	5,403	5,668	(265)	(4.7)	15.3	18.0
Selling, general and administrative	16,269	13,351	2,918	21.9	46.0	42.4
Impairment of amortizable intangible assets	9,540	—	9,540	100.0	27.0	—
Depreciation and amortization	2,494	2,015	479	23.8	7.0	6.4

Total other expenses	33,706	21,034	12,672	60.2	95.3	66.8

Income (loss) from operations	(10,185)	1,456	(11,641)	NMF	(28.8)	4.6

Interest expense	(228)	(2)	(226)	NMF	(0.6)	—

Other income, net	1,983	486	1,497	NMF	5.6	1.6

Income (loss) before income taxes	(8,430)	1,940	(10,370)	NMF	(23.8)	6.2

Income tax provision (benefit)	(3,007)	878	(3,885)	NMF	(8.5)	2.8

Net income (loss)	$(5,423)	$1,062	$(6,485)	NMF	(15.3)%	3.4%

NMF — Not Meaningful

Revenues

Our revenues include revenues from (1) advertising fees; (2) subscriber fees; and (3) membership income. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising), and from the sale of advertising space in publications such as the Gold Prospectors & Treasure Hunters in the Great Outdoors magazine. Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on The Outdoor Channel. For the three months ended September 30, 2006 and 2005, The Outdoor Channel generated approximately 96.6% and 97.0% of our advertising revenue, respectively. For the nine months ended September 30, 2006 and 2005, The Outdoor Channel generated approximately 96.8% and 97.0% of our advertising revenue, respectively. Subscriber fees are solely related to The Outdoor Channel. Membership income is generated by our activities other than the operation of The Outdoor Channel and includes membership sales, magazine sales, merchandise sales, and sponsored outings and expeditions in connection with GPAA and Lost Dutchman’s.

Total revenues for the three months ended September 30, 2006 were $13,182,000, an increase of $1,778,000, or 15.6%, compared to revenues of $11,404,000 for the three months ended September 30, 2005. Total revenues for the nine months ended September 30, 2006 were $35,398,000, an increase of $3,919,000, or 12.4%, compared to revenues of $31,479,000 for the nine months ended September 30, 2005. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended September 30, 2006 was $6,845,000, an increase of $1,188,000 or 21.0% compared to $5,657,000 for the three months ended September 30, 2005. Advertising revenue for the nine months ended September 30, 2006 was $18,198,000, an increase of $2,025,000 or 12.5% compared to $16,173,000 for the nine months ended September 30, 2005. For September 2006, Nielsen estimated that The Outdoor Channel had 28.0 million subscribers compared to 25.6 million for the same period a year ago. The increase in advertising revenue for the three and nine months ended September 30, 2006 principally reflects higher prices paid by third party programmers for advertising time in connection with the airing of their programs, incremental advertising inventory retained by us to sell and additional revenue generated by our technical services department for providing production services for third party programmers. These factors contributing to the increase were offset somewhat by less demand for our long-form inventory that resulted in lower prices paid for infomercial blocks. We expect softness in the long-form market to continue for the foreseeable future. We expect to provide less technical services to third parties in 2007 than in 2006.

Nielsen revises its universe estimate each month and for February 2007, Nielsen increased its estimate to approximately 29.9 million subscribers. The growth of subscribers reported by our distributors is not as strong as that reported by Nielsen. We are currently investigating the differences between our respective databases. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact might at some point even report declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.

Subscriber fees for the three months ended September 30, 2006 were $4,348,000, an increase of $502,000 or 13.1% compared to $3,846,000 for the three months ended September 30, 2005. Subscriber fees for the nine months ended September 30, 2006 were $13,072,000, an increase of $1,690,000 or 14.8% compared to $11,382,000 for the nine months ended September 30, 2005. The increase in subscriber fees for the period was primarily due to an increased number of paying subscribers both from new affiliates and from existing distributors as well as contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel.

We plan to accelerate our subscriber growth utilizing various means including deployment of rate relief for new and existing subscribers and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense. As a result of a combination of these tactics, we anticipate subscriber fee revenue, net will decrease over the short-term future as we deploy this strategy.

Membership income for the three months ended September 30, 2006 was $1,989,000, an increase of $88,000 or 4.6% compared to $1,901,000 for the three months ended September 30, 2005. Membership income for the nine months ended September 30, 2006 was $4,128,000, an increase of $204,000 or 5.2% compared to $3,924,000 for the nine months ended September 30, 2005. We believe that the recent surge in gold prices has reflected itself in renewed interest by the consuming public that led to our increased activity in 2006. In the near term, we do not expect significant fluctuations in membership income year-to-year.

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and merchandise sales. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the three months ended September 30, 2006 was $4,484,000, a decrease of $16,000 or 0.4%, compared to $4,500,000 for the three months ended September 30, 2005. Total cost of services for the nine months ended September 30, 2006 was $11,877,000, an increase of $2,888,000 or 32.1%, compared to $8,989,000 for the nine months ended September 30, 2005. As a percentage of revenues, total cost of services was 34.0% and 39.5% in the three months ended September 30, 2006 and 2005, respectively. As a percentage of revenues, total cost of services was 33.5% and

28.6% in the nine months ended September 30, 2006 and 2005, respectively. The increase in cost of services for the nine months ended September 30, 2006, as further discussed below, relates principally to increased programming costs related to producing shows to air on our second network, which we did not have in the first half of 2005. We expect cost of services to continue to increase in the future as we expand our existing markets and in-house production to support our advertising strategy.

Programming expenses for the three months ended September 30, 2006 were $2,095,000, a decrease of $220,000 or 9.5% compared to $2,315,000 for the three months ended September 30, 2005. Programming expenses for the nine months ended September 30, 2006 were $5,845,000, an increase of $2,478,000 or 73.6% compared to $3,367,000 for the nine months ended September 30, 2005. The increase is principally a result of our decision to launch our second channel, Outdoor Channel 2 HD, on July 1, 2005. We incurred minimal programming costs relative to this channel in the first and second quarters of 2005 as most of such costs incurred at that time were charged to prepaid programming costs in anticipation of its launch in the second half of 2005. The decline in programming expenses for the three months ended September 30, 2006 compared to the same period a year ago, relates to our decision to re-air programs on Outdoor Channel 2 HD for a longer period than originally planned.

Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule is typically over 2 or 4 quarters that generally does not extend over more than 2 years. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming. We are reassessing our programming direction and may charge to expense prepaid programming costs in the fourth quarter that had otherwise been planned to expense in the future as they air.

Programming expenses are expected to increase in the fourth quarter of 2006 and then stabilize relative to revenue over the near term as we pursue our strategy to produce, or acquire, more programming in-house as opposed to selling the airtime to third party producers. As a result, we believe we will control more of our programs’ quality, advertising inventory, sponsorship opportunities, and the potential to re-package our programming for other uses such as video-on-demand, international licensing, and production of DVDs for retail distribution. Since we have limited experience in re-packaging our programming for these other uses, we do not retain costs in prepaid programming to match with these potential revenue sources. When we develop a sufficient history, our policy might change.

Satellite transmission fees for the three months ended September 30, 2006 were $667,000, an increase of $50,000, or 8.1%, compared to $617,000 for the three months ended September 30, 2005. Satellite transmission fees for the nine months ended September 30, 2006 were $1,919,000, an increase of $53,000, or 2.8%, compared to $1,866,000 for the nine months ended September 30, 2005. We do not expect significant fluctuations in satellite transmission fees other than marginal increases reflecting contractual price increases over the foreseeable future.

Production and operations costs for the three months ended September 30, 2006 were $1,120,000, an increase of $337,000, or 43.0%, compared to $783,000 for the three months ended September 30, 2005. Production and operations costs for the nine months ended September 30, 2006 were $3,153,000, an increase of $644,000, or 25.7%, compared to $2,509,000 for the nine months ended September 30, 2005. The increase in costs principally relates to increased personnel to support our growing infrastructure as we produce more shows in-house and to support our new broadcast facility.

Other direct costs for the three months ended September 30, 2006 were $602,000, a decrease of $183,000, or 23.3%, compared to $785,000 for the three months ended September 30, 2005. Other direct costs for the nine months ended September 30, 2006 were $960,000, a decrease of $287,000, or 23.0%, compared to $1,247,000 for the nine months ended September 30, 2005. The decrease is principally related to less printed material being sent to the members of our Membership Division including one less magazine in 2006 than in 2005, and other related materials.

Other Expenses

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; and (3) depreciation and amortization. In addition for the three and nine months ended September 30, 2006, other expenses include impairment of amortizable intangible assets.

Total other expenses for the three months ended September 30, 2006 were $17,312,000, an increase of $10,545,000 or 155.8%, compared to $6,767,000 for the three months ended September 30, 2005. Total other expenses for the nine months ended September 30, 2006 were $33,706,000, an increase of $12,672,000 or 60.2%, compared to $21,034,000 for the nine months ended September 30, 2005. As a percentage of revenues, total other expenses were 131.4% and 59.3% in the three months ended September 30, 2006 and 2005, respectively. As a percentage of revenues, total other expenses were 95.3% and 66.8% for the nine months ended September 30, 2006 and 2005, respectively. The increase in other expenses was due to a number of factors including the write-off of $9,540,000 of the carrying value of MSO relationships as a result of a changed distribution strategy adopted by the Board in September 2006, adoption of SFAS 123R effective January 1, 2006 resulting in additional compensation expense of $2,224,000, additional depreciation expense resulting from our broadcast facility which was placed into service effective April 1, 2006, and other items more fully described as follows.

Advertising expenses for the three months ended September 30, 2006 were $1,654,000, a decrease of $258,000 or 13.5% compared to $1,912,000 for the three months ended September 30, 2005. Advertising expenses for the nine months ended September 30, 2006 were $5,403,000, a decrease of $265,000 or 4.7% compared to $5,668,000 for the nine months ended September 30, 2005. We reduced our spending on advertising in anticipation of launching a cross channel television advertising campaign, which began in late September of 2006. We believe that our advertising expenses will substantially increase over the remainder of 2006 and over the foreseeable future as we continue to deploy tactics to increase our subscriber base and the number of viewers watching our programming. We are reassessing our branding strategy and may decide to change our logo. If we do decide to change our logo, we will incur a number of charges related to premiums and other items that would be abandoned in the event they are deemed to be of no further use.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $5,187,000, an increase of $1,025,000 or 24.6% compared to $4,162,000 for the three months ended September 30, 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $16,269,000, an increase of $2,918,000 or 21.9% compared to $13,351,000 for the nine months ended September 30, 2005. As a percentage of revenues, selling, general and administrative expenses were 39.4% and 36.5% in the three months ended September 30, 2006 and 2005, respectively. As a percentage of revenues, selling, general and administrative expenses were 46.0% and 42.4% in the nine months ended September 30, 2006 and 2005, respectively. The increase was primarily attributable to the adoption of SFAS 123R as of January 1, 2006, which now requires us to charge the fair value of stock options we have issued to our employees over the vesting period to compensation expense that we did not have to record in 2005. The non-cash charge in the three and nine months ended September 30, 2006 amounted to $753,000 and $2,224,000, respectively. The remainder of the increase in selling, general and administrative fees related primarily to increased research fees to support our selling efforts, subscriptions to support our programming department, accounting fees for the audit of our evaluation of the effectiveness of our internal control over financial reporting in 2006 related to the 2005 fiscal year, legal fees incurred in the first quarter as a result of our ongoing efforts related to our carriage agreement negotiations and to other operating costs.

We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, in excess of the related subscriber revenue as well as other marketing, advertising and promotion expenses as we continue to work to gain increased distribution of our channels, as well as from increases in other corporate expenses. We anticipate compensation costs in the three months ending December 31, 2006 to increase, principally related to costs incurred with the transition of our senior management team.

Impairment of intangible assets for the three and nine months ended September 30, 2006 carried a charge of $9,540,000 as a result of our quarterly impairment review of amortizable intangible assets and goodwill. During the three months ended September 30, 2006, we engaged third party consultants to review our business practices and strategy. Among the areas reviewed was our approach to grow our subscriber base through our relationships with our MSOs. Prior to this time our strategy was to focus on incremental growth opportunities without impacting our existing subscriber base. Our consultants completed a market survey and other steps they deemed appropriate. In September of 2006, the consultants concluded, and the Board of Directors accepted their conclusions, that a complete revision of the terms of the relationships was necessary to meet the subscriber growth goals established by us.

Upon acceptance of that conclusion and general strategy outlined by the consultants, we reviewed our intangible assets for impairment. Among the components of the plan was subscriber rate relief in some form for both existing subscriber relationships and the incremental (if any) subscribers that might be added to our subscriber base as a result of the planned actions. Acknowledging the changed circumstances, we assessed fair value of our intangible assets and concluded that our MSO relationships asset had become fully impaired. Accordingly we have charged to expense, the carrying value of $9,540,000 during the three and nine months ended September 30, 2006.

We further concluded that the carrying values of our other intangible assets have not been impaired nor do we believe that the changed circumstances have affected the estimated lives of the amortizable intangible assets. However, these estimates will continue to be reviewed during each reporting period to determine whether circumstances continue to support their estimated useful lives and fair value. Estimates are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the determination of the fair value. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill or the amortizable intangibles and a non-cash charge would be required. Such a charge could have a significant effect on our reported net earnings.

Depreciation and amortization for the three months ended September 30, 2006 were $931,000, an increase of $238,000 or 34.3% compared to $693,000 for the three months ended September 30, 2005. Depreciation and amortization for the nine months ended September 30, 2006 were $2,494,000, an increase of $479,000 or 23.8% compared to $2,015,000 for the nine months ended September 30, 2005. The increase in depreciation primarily relates to our broadcast facility which was placed into service April 1, 2006, and, to a lesser extent, amortization of launch support incurred in 2006 for which there was not a matching expense in the first nine months of 2005 as our first launch support transaction closed in the fourth quarter of 2005.

Income (Loss) from Operations

Income (loss) from operations for the three months ended September 30, 2006 was a loss of $8,614,000 a decrease of $8,751,000 compared to income of $137,000 for the three months ended September 30, 2005. Income (loss) from operations for the nine months ended September 30, 2006 was a loss of $10,185,000, a decrease of $11,641,000 compared to income of $1,456,000 for the nine months ended September 30, 2005. As discussed above, the losses in the three and nine months ended September 30, 2006 were driven by the impairment of intangible assets resulting in a charge of $9,540,000 during the period. This loss was partially offset by growth of our revenue while controlling cost of services principally through the re-airing of programs on our Outdoor Channel 2 HD. The decrease experienced over the nine months ended September 30, 2006 was compounded by increased programming costs associated with the launch of our second channel, Outdoor Channel 2 HD, in the second half of 2005, increased compensation expense resulting from the adoption of SFAS 123R, increased legal fees relating to our carriage agreements and depreciation related to our newly opened broadcast facility. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, possible subscriber rate relief to our carriage partners and the ongoing and planned payment of launch support, we will continue to incur increased expenses such as programming, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted over the short-term future. There can be no assurance that these strategies will be successful.

Interest Expense

Interest expense for the three months ended September 30, 2006 was $73,000. There was not a corresponding charge for the three months ended September 30, 2005. Interest expense for the nine months ended September 30, 2006 was $228,000, an increase of $226,000 compared to $2,000 for the nine months ended September 30, 2005. This is attributable to having obtained two term loans in November 2005 with an original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35%. We repaid these loans in October of 2006 and do not expect to incur interest expense in the foreseeable future.

Other Income, Net

Other income, net for the three months ended September 30, 2006 was $715,000, an increase of $319,000 compared to $396,000 for the three months ended September 30, 2005. Other income, net for the nine months ended September 30, 2006 was $1,983,000, an increase of $1,497,000 compared to $486,000 for the nine months ended September 30, 2005. This improvement was primarily due to increased dividends and interest earned on our increased investment in available-for-sale securities and cash and cash equivalent balances.

Income (Loss) Before Income Taxes

Income (loss) before income taxes as a percentage of revenues was (60.5)% for the three months ended September 30, 2006 compared to 4.7% for the three months ended September 30, 2005. Income (loss) before income taxes as a percentage of revenues was (23.8)% for the nine months ended September 30, 2006 compared to 6.2% for the nine months ended September 30, 2005.

The TOC segment’s income (loss) before income taxes was $(7,991,000) for the three months ended September 30, 2006, a decrease of $8,265,000 from $274,000 for the three months ended September 30, 2005. The TOC segment’s income (loss) before income taxes was $(7,148,000) for the nine months ended September 30, 2006, a decrease of $9,882,000 from $2,734,000 for the nine months ended September 30, 2005.

TOC’s income (loss) before income taxes for the three months ended September 30, 2006 was significantly impacted by the $9,540,000 write-off of our MSO relationships intangible asset. Supporting TOC’s profitability was increased subscriber fee revenue from deeper penetration of our network with some of our carriers, increased prices charged for the service, increased advertising revenues as a result of increased prices charged to our third party producers and to short-form advertisers principally related to the increasing Nielsen universe estimate, savings in programming resulting from re-airing programs on Outdoor Channel 2 HD, lower advertising expense in the 2006 quarter as we prepare to shift more advertising dollars to cross channel promotion from print advertising. These increases in profitability were offset somewhat by increased compensation expense as a result of the adoption of SFAS 123R (approximately $221,000). Further tempering the improvement, we placed our new broadcast facility into service April 1, 2006, which resulted in depreciation expense of approximately $200,000.

The decrease in the nine months ended September 30, 2006 was due mainly to the impairment of intangible assets and increased programming costs as a result of having launched our second channel, Outdoor Channel 2 HD, at the beginning of the third quarter of 2005. Related costs were therefore incurred in the first and second quarters of 2006 that were not incurred in the same periods in 2005. Further, contributing to the decline was the adoption of SFAS 123R whereby the TOC segment recognized $611,000 of compensation expense, related to employee stock options in the nine months ended September 30, 2006 that it did not have in the same period in 2005, and depreciation related to our new broadcast facility of approximately $400,000. Also, we incurred incremental expenses in subscriptions and research to support our programming and selling efforts. Offsetting the increased expenses for the nine months were increases in subscriber fees and advertising income as noted above.

The Membership Division segment’s income before income taxes decreased to $348,000 for the three months ended September 30, 2006 compared to $428,000 for the three months ended September 30, 2005. The Membership Division segment’s income before income taxes increased to $346,000 for the nine months ended September 30, 2006 compared to $314,000 for the nine months ended September 30, 2005. Expressed as a percentage of revenues, the Membership Division segment’s income before income taxes decreased to 15.7% for the three months ended September 30, 2006 compared to 20.4% for the three months ended September 30, 2005. Expressed as a percentage of revenues, the Membership Division segment’s income before income taxes improved to 7.3% for the nine months ended September 30, 2006 compared to 7.1% for the nine months ended September 30, 2005. Revenue increased $125,000 or 6.0% and $293,000 or 6.6% in the three and nine months ended September 30, 2006, respectively. The improvement is principally a result of a renewed interest in gold prospecting, which we believe is partially driven by rising gold prices. Contributing to the improving segment margin for the nine-month period was a slight decrease in personnel with the commensurate savings of payroll, payroll related expenses and travel costs. The decline in margin in the three month period and reducing the improvement in the nine month period is increased compensation incurred as a result of the adoption of SFAS 123R on January 1, 2006 resulting in stock compensation expense not incurred in the same period of 2005.

Corporate incurred a loss before income taxes for the three months ended September 30, 2006 amounting to $329,000, an increased loss of $160,000 compared to a loss of $169,000 for the three months ended September 30, 2005. Corporate incurred a loss before income taxes for the nine months ended September 30, 2006 amounting to $1,628,000, an increased loss of $520,000 compared to a loss of $1,108,000 for the nine months ended September 30, 2005. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, amortization of intangibles, business insurance, board of directors fees and expenses, and an allocation of corporate officers’ payroll and related expenses. Effective January 1, 2006, we prospectively adopted SFAS 123R and Corporate incurred a charge to compensation expense related to stock options of $489,000 and $1,495,000 in the three and nine months ended September 30, 2006, respectively. Corporate also was allocated additional payroll costs reflecting the increased time spent by executive officers on corporate matters instead of operating matters. Offsetting these increased costs was interest and dividend income earned on our cash and investment in available-for-sale securities and less accounting fees in the third quarter compared to a year ago due to less impact from the implementation of Sarbanes-Oxley procedures.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended September 30, 2006 was a benefit of $2,404,000, a change of $2,689,000 as compared to a provision of  $285,000 for the three months ended September 30, 2005. Income tax provision

(benefit) for the nine months ended September 30, 2006 was a benefit of $3,007,000, a change of $3,885,000 as compared to a provision of $878,000 for the nine months ended September 30, 2005. The decrease was principally due to the Company incurring a loss in the first nine months of 2006 as compared to income generated in the first nine months of 2005. The effective income tax benefit for the three and nine months ended September 30, 2006 is 30.2% and 35.7%, respectively. For the three and nine months ended September 30, 2005, the effective income tax rate was approximately 53.5% and 45.3%, respectively. Interim tax provisions and benefits are determined using an estimate of the annual effective tax rate. Because of our write-off of the balance of our MSO relationships intangible assets, we have changed our estimate from a profitable fiscal year to a loss. This has caused us to make a significant change in the estimated income tax provision rates.

Our estimated annual effective tax rate is affected by permanent differences between income (loss) before taxes for financial reporting purposes and taxable income. Our most significant permanent difference, and the principal reason why our estimated effective income tax rate is substantially greater than the statutory Federal income tax rate, relates to the portion of our compensation expense recognized for financial statement reporting purposes that is attributable to the non-cash charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees which are generally not deductible for tax reporting purposes. We recognized non-cash charges to compensation expense of $190 and $533 in the three and nine months ended September 30, 2006, respectively, related to ISOs under SFAS 123R.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2006 was a net loss of $5,568,000, a decrease of $5,816,000 compared to net income of $248,000 for the three months ended September 30, 2005. Net income (loss) for the nine months ended September 30, 2006 was a net loss of $5,423,000, a decrease of $6,485,000 compared to a net income of $1,062,000 for the nine months ended September 30, 2005. The decreases were due to the reasons stated above.

Liquidity and Capital Resources

We generated $3,599,000 of cash in our operating activities in the nine months ended September 30, 2006, compared to cash used in operating activities of $33,000 in the nine months ended September 30, 2005 and had a cash and cash equivalent balance of $20,595,000 at September 30, 2006, an increase of $2,319,000 from the balance of $18,276,000 at December 31, 2005. We also had short-term investments classified as available-for-sale securities of $38,737,000 at September 30, 2006, a decrease of $93,000 from the balance of $38,830,000 at December 31, 2005. The investments at September 30, 2006 were comprised principally of auction rate securities ($37,850,000) with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. Various equity securities ($887,000) make up the remainder of the September 30, 2006 balance. We believe we have the ability to quickly liquidate the auction rate securities at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $66,823,000 at September 30, 2006, compared to $66,183,000 at December 31, 2005.

Net cash used in investing activities was $2,238,000 in the nine months ended September 30, 2006 compared to $29,259,000 for the nine months ended September 30, 2005. The decrease in cash used in investing activities was related principally to the net difference of sales and purchases of short-term auction rate securities. Additionally contributing to the increase in cash provided by investing activities was a decrease in capital expenditures in the first nine months of 2006 compared to the same time period in 2005. In the first half of 2005 we acquired equipment related to our HD signal and production in anticipation of the launch of our second channel on July 1, 2005. In 2005, we also purchased a number of vehicles we use in support of affiliate sales and our annual Alaska trip. After we reassessed our facilities requirements including floor space utilization, master control equipment, uplink equipment, and other needs, we announced our intention to purchase a 28,000 square foot building in Temecula, California for approximately $2.6 million, on February 22, 2005. We completed the purchase during the third quarter of 2005. We have substantially completed the building improvements and placed the facility into service on April 1, 2006. Additional capital expenditures were for fixed asset replacements.

Cash provided by financing activities was $958,000 in the nine months ended September 30, 2006 compared to $45,962,000 for the nine months ended September 30, 2005. The cash provided by financing activities in the nine months ended September 30, 2006 was primarily from the proceeds from the sale of shares upon the exercise of stock options and tax benefits from the exercise of stock options in excess of recognized expense offset by principal payments on outstanding debt. The cash provided by financing activities in 2005 was from the completion, on July 1, 2005, of a public offering of our common stock, whereby we sold 3,500,000 shares of common stock and received net proceeds of $43,350,000. In addition certain selling stockholders exercised options to buy 1,688,000 shares of common stock, which were resold in the public offering. On July 13, 2005, the underwriters exercised their over-allotment option granted by certain selling stockholders and purchased an additional 442,000 shares of common stock. The shares sold by the selling stockholders were purchased immediately before the sale through the exercise of options they held to buy common shares from the Company. The Company received $2,168,000 in the aggregate from the exercise of these options. The Company also received cash proceeds of approximately $463,000 from the exercise of other options for the purchase of 211,000 shares of common stock. In accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $711,000 as a cash flow from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2006, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. Tax benefits from the exercise of stock options in excess of recognized expense of $659,000 has been presented as a cash flow from operating activities for the nine months ended September 30, 2005.

On November 2, 2005, we renewed our revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 7, 2007 and increasing the total amount, which can be drawn upon under the revolver from $5,000,000 to $8,000,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of our assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision and certain minimum profitability metrics (which, as amended, exclude the effects of non-cash stock based employee compensation expense) measured at each quarter end. As of September 30, 2006 and as of the date of this report, we did not have any amounts outstanding under this credit facility.

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

On November 2, 2005, we obtained a $3,000,000, five-year fully amortizing term loan. This loan carries a variable interest rate of LIBOR plus 1.35%. This term loan is secured by the same assets as the revolver and contains customary financial and other covenants and restrictions including a change of control provision and certain minimum profitability metrics (which, as amended, exclude the effects of non-cash stock based employee compensation expense) measured at each quarter end. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this term loan at 6.35%. This loan was obtained to help finance the equipment and leasehold improvements bought in relation the build out of our broadcast facility including delivery of our HD signal and production.

Because we did not supply our financial statements for the three and nine months ended September 30, 2006, we were in violation as of that date of a covenant relating to our two term loans and our revolving line-of-credit facility. Accordingly, these loans are callable by the Bank and we have classified all outstanding debt as current liabilities. On October 19, 2006, we retired the two long-term loans, which at September 30, 2006 had an aggregate balance of $4,368,000 plus accrued interest thereon. We are seeking a covenant violation waiver as it relates to our line-of-credit but no assurances may be given that such waiver will be granted.

As of September 30, 2006, we had sufficient cash on hand and generated sufficient cash flow from operations to meet our short-term cash flow requirements including the payment of unpaid taxes to those states in which we have sufficient nexus but have not previously apportioned income. Management believes that our anticipated cash flows from operating activity along with our existing cash resources including cash on-hand available-for-sale securities will be sufficient to fund our operations at current levels and anticipated capital requirements through at least October 1, 2007. To the extent that such amounts are insufficient to finance our growth and working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2006 and December 31, 2005, our investment portfolio included fixed-income and equity securities of $38,737,000 and $38,830,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of September 30, 2006, we had aggregate outstanding borrowings of approximately $4,368,000. We retired this debt in October 2006 and thus as of the date of this report we do not have outstanding debt balances. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in internal control over financial reporting. During the three months ended September 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not control the methodology used by Nielsen to estimate our subscriber base or television ratings, and changes, or inaccuracies, in such estimates could cause our advertising revenue to decrease.

Our ability to sell advertising is largely dependent on the size of our subscriber base and television ratings estimated by Nielsen. We do not control the methodology used by Nielsen for these estimates, and estimates regarding The Outdoor Channel’s subscriber base made by Nielsen is theirs alone and does not represent opinions, forecasts or predictions of Outdoor Channel Holdings, Inc. or its management. Outdoor Channel Holdings, Inc. does not by its reference to Nielsen or distribution of the Nielsen Universe Estimate imply its endorsement of or concurrence with such information. In particular, we believe that we may be subject to a wider difference between the number of subscribers as estimated by Nielsen and the number of subscribers reported by our cable and satellite MSOs than is typically expected because we are not fully distributed and are sometimes carried on poorly penetrated tiers. In addition, if Nielsen modifies its methodology or changes the statistical sample it uses for these estimates, such as the demographic characteristics of the households, the size of our subscriber base and our ratings could be negatively affected resulting in a decrease in our advertising revenue.

Cable and satellite service providers could discontinue or refrain from carrying The Outdoor Channel, or decide to not renew our distribution agreements, which could substantially reduce the number of viewers and harm our operating results.

The success of The Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs and satellite service providers, having such relationship or agreement with a MSO does not ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry The Outdoor Channel or that the satellite MSO will carry our channel. Under our current contracts and arrangements, The Outdoor Channel typically offers satellite MSOs and MSOs, along with their cable affiliates, the right to broadcast The Outdoor Channel to their subscribers, but such contracts or arrangements do not require that The Outdoor Channel be offered to all subscribers of, or any tiers offered by, the MSO. Because certain carriage arrangements do not specify on which service levels The Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets The Outdoor Channel will be offered, we have no assurance that The Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, if we are unable to fully comply with the terms of such agreements, the service providers could discontinue carrying The Outdoor Channel. Lastly, we are currently not under any long-term contract with some of the service providers that are currently distributing our channel.  Our distribution agreements with six of the major MSOs, accounting for approximately 59% of our subscriber base as of August 2006, will have terminated as of May 1, 2007. If we are unable to renew these distribution agreements, we could lose a substantial number of subscribers. If cable and satellite service providers discontinue or refrain from carrying The Outdoor Channel, or decide to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.

We may not be able to grow our subscriber base at a sufficient rate to offset planned increased costs, decreased revenue or at all, and as a result our revenues and profitability may not increase and could decrease.

A major component of our growth strategy is based on increasing the number of subscribers to our channels. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for our channels; overall growth in cable and satellite subscribers; the popularity of our programming; our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, and maintain existing distribution; plus other factors that are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of our channels on cable and satellite systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain our current subscriber fee rates. In particular, negotiations for new carriage agreements, or amendments to, or renewals of, current carriage agreements, are lengthy and complex, and we are not able to predict with any accuracy when such increases in our subscriber base may occur, if at all, of if we can maintain our current subscriber fee rates. If we are unable to grow our subscriber base, our subscriber and advertising revenues may not increase and could decrease. In addition, as we plan and prepare for such projected growth in our subscriber base, we plan to increase our expenses accordingly. If we are not able to increase our revenue to offset these increased expenses, and if our subscriber fee revenue decreases, our profitability could decrease.

If we offer favorable terms or incentives to service providers in order to grow our subscriber base, our operating results may be harmed.

Although we currently have plans to increase our marketing and sales efforts in an attempt to increase the number of our subscribers, we may not be able to do so economically or at all. If we are unable to increase the number of our subscribers on a cost-effective basis, or if the benefits of doing so do not materialize, our business and operating results would be harmed. In particular, it may be necessary to reduce our subscriber fees in order to grow our subscriber base. In addition, if we make any upfront cash payments to service providers for an increase in our subscriber base, our cash flow could be adversely impacted, and we may incur negative cash flow for some time. In addition, if we were to make such upfront cash payments or provide other incentives to service providers, we expect to amortize such amounts ratably over the term of the agreements with the service providers. However, if a service provider terminates any such agreement prior to the expiration of the term of such agreement, then under current accounting rules we may incur a large expense in that quarter in which the agreement is terminated equal to the remaining un-amortized amounts and our operating results could accordingly be adversely affected.

If, in our attempt to increase our number of subscribers, we structure favorable terms or incentives with one service provider in a way that would require us to offer the same terms or incentives to all other service providers, our operating results may be harmed.

Many of our existing agreements with cable and satellite service providers contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another service provider on more favorable terms, these terms must be offered to the existing service provider, subject to some exceptions and conditions. Future agreements with service providers may also contain similar “most favored nation” clauses. If, in our attempt to increase our number of subscribers, we reduce our subscriber fees or structure launch support fees or other incentives to effectively offer more favorable terms to any service provider, these clauses may require us to reduce the effective subscriber fee rates that we receive from other service providers, and this could negatively affect our operating results.

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

Consolidation among cable and satellite MSOs may harm our business.

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

We are required to pay income taxes in various states in which we conduct our business operations. In the past, we had paid state income taxes only in California (where our headquarters is located) and had not paid income taxes to any other state. We have determined that we may have state income tax liability in the eight states other than California in which our gold prospecting properties are located and recently  filed income tax returns in those states for past years. In general, we believe any income taxes paid to states other than California will be partially offset by a refund from the State of California for income tax amounts we have overpaid to California in past years. We may, however, be limited as to the number of years for which we can receive a refund from California for taxes previously paid, and we cannot predict when we would receive any such refund. In addition, because each state to which we may owe outstanding income taxes has a different methodology for calculating tax owed and a different tax rate, our aggregate state income tax liability could be greater than what we have paid to California in prior years. Our aggregate state income tax liability, on which we may owe accrued interest and penalties, could be material to our results of operations

Expenses relating to programming costs are generally increasing and a number of factors can cause cost overruns and delays, and our operating results may be adversely impacted if we are not able to successfully recover the costs of developing and acquiring new programming.

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

We prepare our financial statements to conform to generally accepted accounting principles (“GAAP”), which are subject to interpretations by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to business combinations and employee stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates, judgments and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding those estimates, including the interpretation of the terms and conditions of our contractual obligations, could result in a change to our estimates and could impact our operating results.

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

We compete for viewers with other pay cable television and broadcast networks, including Versus (formerly OLN), Spike TV, ESPN2 and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the deployment of fiber optic cable, which are already substantially underway, are expected to allow cable systems to greatly expand their current channel capacity, which could dilute our market share and lead to increased competition for viewers from existing or new programming services.

We also compete with television network companies that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In some cases, we compete with cable and satellite service providers that have the financial and technological resources to create and distribute their own television networks, such as Versus, which is owned and operated by Comcast. In order to compete for subscribers, we may pay either launch fees or marketing support or both for carriage in certain circumstances in the future, which may require significant cash expenditures, harming our operating results and margins. We may also issue our securities from time to time in connection with our attempts for broader distribution of The Outdoor Channel and the number of such securities could be significant. We compete for advertising sales with other pay television networks, broadcast networks, and local over-the-air television stations. We also compete for advertising sales with satellite and broadcast radio and the print media. We compete with other cable television networks for subscriber fees from, and affiliation agreements with, cable and satellite service providers. Actions by the Federal Communications Commission, which we refer to as the FCC, and the courts have removed certain of the impediments to entry by local telephone companies into the video programming distribution business, and other impediments could be eliminated or modified in the future. These local telephone companies may distribute programming that is competitive with the programming provided by us to cable operators.

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

Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. None of our employees are under contract and all of our employees are “at-will.” Any of our officers or key employees could leave at any time, and we do not have “key person” life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of  Perry T. Massie, our Chief Executive Officer and the Co-President of The Outdoor Channel, Inc., Roger L. Werner, Jr., our President and the CEO and Co-President of The Outdoor Channel, Inc., Thomas H. Massie, our Executive Vice President, William A. Owen, our Chief Financial Officer, or Thomas E. Hornish, our General Counsel, could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

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

Currently approximately 66% of programs we air on The Outdoor Channel are provided by third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all, or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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

In addition, government-mandated or increased tiering of a limited number of channels by cable system operators could impact our viewership levels if The Outdoor Channel is moved to such a tier. In response to a request from the Committee on Energy and Commerce of the House of Representatives, the FCC’s Media Bureau conducted a study in 2004 regarding, among other things, government-mandated a la carte or mini-tier packaging of programming services in which each subscriber would purchase only those channels that he or she desired instead of the larger bundles of different channels as is typical today. The Media Bureau’s report on November 18, 2004 observed that such packaging would increase the cost of programming to consumers and injure programmers. On February 9, 2006, the Media Bureau released a further report which stated that the 2004 report was flawed and which concluded that a-la-carte sales could be in the best interests of consumers. Although the FCC cannot mandate a-la-carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a-ala-carte sales or otherwise seek to impose greater regulatory controls on how cable programming is sold. For example, on July 20, 2006, a bill was introduced in the House of Representatives (the “Family Choice Act”) that would require the FCC to regulate pay-TV providers for indecent content, which, under one option, would require offering consumers a family tier that may or may not include services such as The Outdoor Channel. If, in response to any statue enacted by Congress, or any rate or other government regulation, cable system operators implement channel offerings that require subscribers to affirmatively choose to pay a separate fee to receive The Outdoor Channel, either by itself or in combination with a limited number of other channels, the number of viewers for The Outdoor Channel could be reduced.

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

We must comply with many local, states, federal and environmental regulations, for which compliance may be costly and may expose us to substantial penalties.

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

A significant portion of our assets consists of goodwill.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, we test goodwill for impairment during the fourth quarter of each year, and on an interim date if factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill under SFAS 142 and a non-cash charge would be required. Such a charge could have a significant effect on our reported net earnings.

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

None.

ITEM 3.                                                                     Defaults Upon Senior Securities.

None.

ITEM 4.                                                                     Submission of Matters to a Vote of Security Holders.

None

ITEM 5.                                                                     Other Information.

Entry into a Material Definitive Agreement

On February 14, 2007, the Company entered into a Change of Control Severance Agreement with Mr. William A. Owen, Executive Vice President and Chief Financial Officer, and Thomas E. Hornish, Executive Vice President and Chief Operating Officer, providing that if after a change of control of the Company such executive resigns for good reason or is involuntarily terminated without cause, then in exchange for a full release of claims such executive shall receive certain benefits including twelve months of base salary and an amount equal to the sum of (A) an amount equal to the executive’s annual incentive at the target level applicable during the year of executive’s termination, and (B) an additional amount equal to the current year’s annual incentive pro-rated to the date of termination. A form of such agreement is filed with this report as Exhibit 10.1.

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
4.1

Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005 which is incorporated herein by reference)

10.1

Employment Agreement with Roger L. Werner, Jr., effective as of October 16, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference)

10.2		Form of Change of Control Severance Agreement
31.1		Certification by Chief Executive Officer
31.2		Certification by Chief Financial Officer
32.1	*	Section 1350 Certification by Chief Executive Officer
32.2	*	Section 1350 Certification by Chief Financial Officer

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
Date: February 16, 2007