Form 10-K
period 2006-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2007-03-30
CIK 760326

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (951) 699-4749

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12 (g) of the Act: None

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

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $123.7 million computed by reference to the closing price on such date.

On March 20, 2007, the number of shares of common stock outstanding of the registrant’s common stock was 25,842,712.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Company Overview

We own and operate The Outdoor Channel®, a national television network devoted to traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. Our target audience is comprised of sportsmen and outdoor enthusiasts throughout the U.S. According to a survey by the U.S. Fish and Wildlife Service, in 2001 there were over 82 million outdoor enthusiasts throughout the U.S. who spent in excess of $100 billion in pursuit of their outdoor activities. As of December 2006, we had relationships or agreements with the 10 largest cable and satellite companies in the U.S. Through these arrangements and others, The Outdoor Channel is carried by approximately 6,200 individual cable and satellite service providers making The Outdoor Channel available to, meaning that it could potentially be subscribed to by, over 81.1 million U.S. households. According to estimates by Nielsen, The Outdoor Channel was subscribed to by approximately 29.7 million households in December 2006.

Nielsen is the leading provider of television audience measurement and advertising information services worldwide. Nielsen’s estimate of the number of households subscribing to a particular network is based upon a statistical method, and this estimate is generally accepted in the industry as being the standard for measuring the number of households a buyer of network advertising time can potentially reach. Typically the Nielsen estimate of the number of subscribing households to a particular network exceeds the number of subscribers on which the network is being paid by the service providers for the following reasons, among others:

•       inherent errors in Nielsen’s statistical methodology;

•       a two to four month delay in the reporting of the number of subscribers on which the service provider is paying the network;

•       service providers paying a network on a lower number of subscribers than those actually subscribing to the network because of special arrangements they have made with various groups of subscribers, for example, a service provider may agree to charge an apartment complex for only 100 units in a 150 unit complex; Nielsen’s estimate theoretically includes the entire 150 households, but the service provider only reports 100 subscribing households; and

•       theft of a service provider’s television service; again, Nielsen should include these households in its estimate, but the service provider would not report such household as a subscriber.

Please note that the estimate regarding The Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference than we would expect, and we anticipate this difference to decrease as we grow our total number of subscribers.

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

2006 Developments

During 2006, we completed the build-out of our new digital broadcast facility with the grand opening on March 31, 2006. This facility provided the infrastructure such that we now own a play-back and satellite up-link for multiple signals including our east and west coast feeds as well as our high definition feed. We continued to expand our in-house programming efforts to increase advertising inventory, improve quality control and better positioning ourselves for the future launch of a multichannel broadband product, VOD and other re-purposing strategy.

In the third quarter of 2006, we hired outside consultants to assist us in reviewing all aspects of our business including our strategy for subscriber growth. These consultants recommended that we simplify our offer to the distributors for increased distribution by offering them reduced subscriber fees for the entire number of subscribers plus marketing support in exchange for increased distribution instead of offering them launch support only for the new subscribers resulting from such increased distribution. In addition, these consultants made suggestions to improve our programming and on-air look. We adopted these new strategies and hired cable industry pioneer, Roger L. Werner, Jr. as CEO to implement them. Mr. Werner has held similar positions with ESPN, Prime Ticket (now Fox Sports West), La Cadena Deportiva (now Fox Sports Americas), Speedvision (now Fox’s Speed Channel), and Outdoor Life Network (now Comcast’s Versus).

Under Mr. Werner’s new leadership, we have begun approaching the market with a new plan to grow the subscriber base, begun a re-branding of our channel—including a new logo and our on-air look, expanded and refocused our affiliate marketing staff efforts and have reinvigorated our advertising sales efforts. We have also undertaken an initiative to build and provide an updated web site to become the leading authority on outdoor activities, including the delivery of much of our video content via broadband. Although we anticipate undertaking these initiatives will increase our costs in the near term, we believe such strategic pursuits will ultimately enhance our long-term performance.

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

Service Providers.   Pay television service providers, also commonly referred to as distributors, are primarily comprised of two types: cable and satellite. These service providers own and operate the platforms they use to deliver television programming to subscribers. Cable and satellite service providers compete against each other for subscribers. These service providers attempt to create a mix of channels, or tiers, that will be attractive to the households in the markets they serve in an effort to attract and retain these households as subscribers. Historically, service providers generate revenue primarily by selling television service to households. They also make many of the programming decisions, including which channels to carry and in which packaged offering, or tier, a channel should be included.

Cable Systems.   Pay television cable systems consist of two groups: independent cable providers and multi-system cable operators, or MSOs. Independent cable providers are smaller, individual systems that deliver the television signal to households in only one or a limited number of regions. Generally, independent cable service providers operate in distinct markets that range from large metropolitan centers to small rural areas and do not compete directly with each other in their respective markets. In comparison, MSOs are companies that are affiliated with, or control, a number of regional or individual cable systems. Examples of MSOs include Time Warner Cable and Comcast Cable Communications. In many instances, channels need to establish a relationship with an MSO in order to pursue carriage on its affiliated regional cable systems. As of December 2006, cable providers delivered pay television to approximately 69.1 million U.S. households, according to Nielsen estimates.

Satellite Systems.   Pay television satellite systems deliver television signals to households via orbiting satellites using digital technology. Unlike cable, where the service providers generally do not compete against each other, satellite service providers compete against each other directly because reception from any one satellite service provider is generally available to substantially all viewers wishing to subscribe to it. Examples of satellite service providers include DIRECTV® and DISH Network™. As of December 2006, there were approximately 27.3 million homes receiving pay television using some means other than cable, according to Nielsen. We believe that most of these households subscribe to a satellite service.

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

Focused and Segmented Advertising.   We believe many advertisers have become increasingly dissatisfied with the results of broadcasting to a broad audience and have become increasingly focused on maximizing the returns generated per advertising dollar. We believe that individual, specialized channels on pay television and broadband delivery of such content offer advertisers the opportunity to reach a more focused demographic as compared to broadcast television. To this end, we believe many advertisers have begun dedicating portions of their advertising budgets towards channels focused on targeted market segments whether delivered via television or on the internet via broadband.

Our Competitive Strengths

We believe the following strengths enable us to offer a network that is appealing to viewers, service providers and advertisers.

Authentic, Informative and Entertaining Outdoor Programming

We believe that The Outdoor Channel is a preferred destination for television viewers seeking high-quality, traditional outdoor programming. We are differentiated from other television networks categorized as sports networks that offer outdoor programming through our focus on traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. Our programming does not include team sports or “extreme sports” that other networks offer, which we believe dilutes the interest of our target audience. We believe this strategy has enabled us to build a loyal audience that tends to watch The Outdoor Channel instead of other channels that offer a wide variety of outdoor programming.

Attractive Viewer Demographics

We believe that The Outdoor Channel delivers a television audience that may not be as accessible through other networks and is particularly desirable for advertisers seeking to target a large and concentrated audience of outdoor enthusiasts. We believe The Outdoor Channel audience consists primarily of males between the ages of 25 and 54, representing a demographic for which many advertisers allocate a portion of their budgets. According to studies by Mediamark Research Inc., in 2006, approximately 80% of the viewers of The Outdoor Channel were male. Nielsen indicates that in December 2006 the majority of our viewers in primetime did not watch competing specialized sports channels, such as The Golf Channel, Versus or Speed Channel.

Large Outdoor-Focused Market

We believe our programming appeals to traditional outdoor sports enthusiasts, including those who hunt and fish. According to the U.S. Fish and Wildlife Service’s latest survey conducted in 2001, there were estimated to be over 82 million people who participated in outdoor recreation and spent in excess of $100 billion pursuing these activities. Of this amount, people who participated in fishing or hunting collectively spent approximately $70 billion in pursuit of these activities. We believe that our programming has strong appeal for viewers that may have participated in traditional outdoor sports in the past or desire to do so in the future. As we continue to increase our subscriber base, we believe that national accounts will advertise on The Outdoor Channel to reach our focused audience of outdoor enthusiasts.

Extensive Service Provider Relationships

We have relationships or affiliate agreements with the majority of pay television service providers, including the 10 largest in the U.S. According to Nielsen, The Outdoor Channel had approximately

29.7 million subscribers in December 2006. Based on our estimates, The Outdoor Channel is currently available to, and could potentially be subscribed to by, over 81.1 million households. As our distribution agreements expire, we attempt to negotiate and renew such agreements. Although our agreements with some of the major distributors have expired (in some cases, some considerable time ago), all of such distributors have continued to-date to carry our channel pursuant to the terms of the expired agreement or similar terms while we negotiate renewals.

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

Experienced and Committed Management Team

The members of our senior management team and our board of directors have significant experience in the cable television sector. The Outdoor Channel was founded by outdoor enthusiasts for outdoor enthusiasts. We believe that our thorough knowledge of the market for, and our active participation in, outdoor activities fosters an unwavering commitment to programming that is relevant to our viewers, producers, advertisers and sponsors.

Our Business Growth Strategies

The principal components of our strategy to grow our business are as follows.

Seek to Grow Our Subscriber Base

As a result of our focused content and affinity group marketing initiatives, we have been successful in increasing our subscriber base to approximately 29.7 million households in December 2006, as estimated by Nielsen, from our estimate of approximately 5.3 million households in 1999. We intend to seek new opportunities to continue to grow our subscriber base through the following initiatives:

•       Expand distribution relationships. We intend to expand our marketing and sales efforts to grow our subscriber base. Through our existing relationships with carriers, we intend to offer service providers incentives to migrate our channel from premium packages to more affordable basic or expanded basic service packages with a greater number of subscribers. In addition, we plan to continue to pursue agreements with additional service providers. The incentives we intend to offer to service providers may include, but are not limited to, the following:

•        overall per subscriber rate reduction;

•        enhanced penetration discounts;

•        commitments to purchase cross channel promotion spots from the systems’ advertising inventory;

•        upfront payments to service providers, in the form of cash or our securities;

•        local marketing support, such as promotional materials and sharing of costs for local advertising; and

•        training support for customer service representatives.

•       Adopt HD technology. We believe that HD television complements our outdoor-themed content. The audio and visual characteristics of HD substantially enhance the experience and sense of adventure provided by our programming. As a validation of the high quality, visually compelling nature of our HD programming, through an arrangement with Premier Retail Networks, Inc., we provide branded HD content being used to promote the sales of HD television sets in well known retail stores, such as Wal-Mart, Circuit City and Best Buy. We are ready to assist service providers as they migrate their offerings to HD TV by providing quality HD TV programming.

•       Enhance Affiliate Sales Efforts. We plan to augment our affiliate sales team with personnel highly experienced and trained in the industry. Such personnel will be located throughout the United States in order to better cultivate and service the service providers.

Refocus Marketing Efforts

First, we plan to expand our relationships with our affinity groups to better leverage the power of such organizations in our efforts to grow and maintain our subscriber base. Second, we are expanding our on-air promotions to better market our programs on our channel in an effort to enhance ratings. Finally, we are developing cross-channel advertisements to market our channel on other television networks.

Increase Advertising Sales Efforts

We plan to attract additional national advertisers to The Outdoor Channel, and we believe it will become easier to do so if we are successful in our efforts to grow our subscriber base. Over the past several years, we have increased our efforts to demonstrate the benefits of advertising on The Outdoor Channel to companies that advertise nationally. A significant portion of the increase in our advertising revenue over the last two years is attributable to increases in national advertising on The Outdoor Channel. Currently, national advertisers such as Ace Hardware, Dickies, Quaker State, Geico Insurance, Optima, Party Poker, Sprint, and the U.S. Army regularly advertise on The Outdoor Channel. We believe our viewer demographics are attractive to these and many other national advertisers. In an effort to increase our advertising revenue, we have established a New York advertising sales office and plan to increase our visibility to national advertisers.

We also offer national advertisers the opportunity to sponsor several hours of themed programming as a means to increase brand awareness and visibility to a targeted audience. These opportunities, which we refer to as block-programming sponsorships, enable advertisers to embed advertising messages and products in the programming itself in addition to purchasing traditional commercial spots. Beginning in January 2007, The Outdoor Channel offers nightly programming blocks oriented around the following themes:  Mondays—Fishing; Tuesdays—Big Game Hunting; Wednesdays—Western Lifestyle/Shooting; Thursdays—Bird Hunting; Fridays—Off-Road Motorsports; Saturdays—Adventure; and Sundays—Big Game Hunting.

In addition, we believe we can capitalize on our position as the leader in traditional outdoor sports programming with regards to the endemic advertisers. For those manufacturers of products and providers of services targeted to hunters and fishermen, we believe we offer the best value and return for their advertising dollars.

Upgrade Quality of Programming and On-Air Look

We plan to improve the quality of our programming, both technically as well as content, and to improve our on-air look. All shows must now meet a higher minimum level of technical quality, and we have begun to eliminate those programs not meeting this standard. We are also aggressively seeking ideas for new programming content, while at the same time realizing that we must remain true to our core audience. We also plan to re-brand the channel with a new, more modern logo in the very near future and simultaneously revamp the overall on-air look and feel of our channel.

Create and Acquire More of Our Own Programs

Historically, we have contracted with third-party producers to provide a majority of our programming. These third-party producers retain ownership of the programming that we air and typically purchase from us a block of the advertising time available during the airing of their programming which they then resell to advertisers or use themselves. During 2006, we produced 28% of the programming (excluding infomercials) we aired. In the future, we intend to produce more in-house programming and acquire ownership of programs produced by third parties by entering into exclusive, multi-year agreements. We believe this will allow us to retain and sell more advertising time for our own account at higher rates.

Establish Broadband Presence

We plan to establish ourselves as the leading authority in outdoor activities by launching our redesigned web site in the very near future. Our new web site will include broadband delivery of much of our video programming and provide the user with training and education regarding outdoor sports and recreation as well as the equipment and gear used in such activities. We believe that our new web site will allow us to offer enhanced opportunities for our advertisers, and that by providing our content via broadband we can also establish an increased demand for our channel in those markets not currently receiving The Outdoor Channel in a widely distributed programming package or tier.

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

For the advertising time that we retain for our own account, we endeavor to sell this time to national advertisers and their advertising agencies. The price we are able to charge for this advertising time is dependent on market conditions, perceived desirability of our viewers and, as estimated by Nielsen, the number of households subscribing to The Outdoor Channel and actually viewing programs (ratings). If we are unable to sell all of this advertising time to national firms and agencies, we sell the remaining time to direct response advertisers. We have been successful in increasing the amount of revenue generated from national advertisers in the last two years. The majority of our revenue from short-form advertising is a result of arrangements with advertising agencies, for which we pay a commission. However, we have some relationships with marketers who buy directly from us.

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

Subscriber Fees

Cable and satellite service providers typically pay monthly subscriber fees to us for the right to broadcast our channel. Our service provider contracts typically range from 5 to 10 years and contain an annual increase in the monthly subscriber fees we charge. Our contracts also contain volume discounts for increased distribution by any one service provider. In order to stimulate distribution growth, we plan to reduce per subscriber fees somewhat over the next 3 years. At present our subscriber fees average less than $0.10 per subscriber per month. We plan to reduce these fees somewhat over the next 3 years as a stimulus to distribution growth.

Programming

We offer our programming in thematic blocks which, beginning in January 2007, but subject to change as circumstance dictate,  will be nightly programming blocks oriented around the following themes:  Mondays—Fishing; Tuesdays—Big Game Hunting; Wednesdays—Western Lifestyle/Shooting; Thursdays—Bird Hunting; Fridays—Off-Road Motorsports; Saturdays—Adventure; and Sundays—Big Game Hunting.

Each nightly programming environment is highlighted by a high-quality The Outdoor Channel exclusive series that exemplifies the excitement of the individual genres:

•       On Mondays, viewers can look forward to the premiere of The Outdoor Channel’s all-new adventure fishing series Speargun Hunter, featuring some of the world’s best free divers in their incredibly dangerous pursuit of record-setting catch. In addition to Speargun Hunter, the Monday night primetime fishing line-up also includes new episodes of old favorites: In Fisherman—with Doug Stange and some of North America’s finest fishing locations, and Hank Parker’s Outdoor Magazine, featuring tried-and-true techniques from the master angler.

•       On Tuesdays, fans of Big Game Hunting can tune into a line-up that features The Outdoor Channel’s popular returning series Step Outside, with hosts Doug Painter and two-time Olympic gold medalist Kim Rhode furthering the mission of the National Shooting Sports Foundation’s (NSSF) Step Outside program as they hunt some of North America’s prime locations. Step Outside is part of The Outdoor Channel’s longest running programming block “Tuesday Night Pursuits” presented by Mossy Oak Brand Camo. Mossy Oak is best known for its signature program Hunting the Country, which has been part of The Outdoor Channel’s Tuesday night lineup since 1999.

•       Wednesdays will feature a block of Shooting and Western Lifestyle programming including The Outdoor Channel’s returning original, Cowboys, a celebration of all things related to the Cowboy including world-class Cowboy Action shooting, historical reenactments, and skills and crafts of the Old West. Pro rodeo from the PRCA and CBR is also a Wednesday night staple.

•       Thursday’s block features Bird Hunting and The Outdoor Channel’s exclusive series Turkey Call, produced in association with the National Wild Turkey Federation (NWTF) and hosted by Rob Keck, this returning favorite brings viewers the best in turkey hunting throughout the world. Turkey Call joins Mossy Oak’s Whistling Wings to present some of the most exciting wing shooting adventures ever captured.

•       Friday nights are Motorsports nights on The Outdoor Channel featuring Ride To Adventure, a fast-paced series hosted by world famous adventurer Bill Baker and regular coverage of major off-road races from “The Best In The Desert” series. The rest of the Friday night lineup offers the latest and greatest of The Outdoor Channel’s Off-Road motoring programs like Four Wheeler.

•       Saturday nights are now reserved for The Outdoor Channel’s Adventure series featuring marine, aviation and snowmobile programming. Signature series include the pioneering aviation program Wings To Adventure, hosted by Tom Gresham, and Personal Watercraft Television, a high-energy half-hour hosted by Kevin Cullen that presents the top events and latest equipment in the personal watercraft industry.

•       Hunting programming wraps up The Outdoor Channel’s week on Sundays, featuring the return of one of The Outdoor Channel’s longest running and most popular series, Bass Pro Shops Outdoor World, showcasing top hunting pros like Brenda Valentine, Jerry Martin, Bob Foulkrod, Walter Parrott and Alan Treadwell, among others. Also debuting on Sundays is Whitewater Trails, hosted by popular outdoorsman Bodie Owens providing one-of-a-kind tips, stories, and epic adventures in some of the most pristine hunting and fishing locations throughout the country.

In addition to the new primetime programming blocks, starting in January horizontal strips of some of The Outdoor Channel’s most popular shows from past seasons including Ultimate Match Fishing, Bass Pro Shops Outdoor World Fishing, Getting Close, and Dream Season will air in daily blocks from 2-4pm EST—as The Outdoor Channel shoots new episodes for a fall debut. Viewers can also look forward to an all-fishing block of programs on Saturday mornings from 8-11am EST, featuring past episodes of The Outdoor Channel standards Bass Champs’ Tournament Trail, and Strike King’s Pro Team Journal.

We either acquire or produce a program in-house or we license a program from a third party. We have been producing in-house programs since our founding in 1993. On average in 2006 we produced and aired on The Outdoor Channel 26 regularly scheduled programs. Third-party programming license agreements typically provide that the producers retain ownership of the programming and that The Outdoor Channel is entitled to air each episode several times per week for periods ranging from three months to three years. Substantially all of our programming contracts with third parties allow us exclusive U.S. rights and non-exclusive foreign rights during the term of the licensing agreement. In 2006, we produced approximately 28%, by number of titles, of our programs in-house and licensed the remaining 72% of our programs from third-party producers.

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

Service Providers

Generally, our sales and marketing efforts, to increase distribution, focuses on developing strong relationships with existing and potential cable and satellite service providers through multiple points of contact including traditional sales visits, a dedicated customer service staff, an active local event team and the use of a dedicated web site. In addition to building strong relationships with our service providers, we are involved with a wide variety of traditional marketing efforts including advertising in trade publications, participating in industry trade shows, and supporting industry related associations. We anticipate that the widespread adoption of the digital and high definition products offered by our service providers will provide us with additional opportunities to grow and develop The Outdoor Channel. In order to strengthen the sales efforts of these service providers, we offer a wide variety of market specific support including the opportunity to partner with local outdoor clubs, local promotions, direct mail campaigns and integration into existing consumer marketing initiatives.

Consumers

We market The Outdoor Channel to potential viewers to increase brand awareness and viewership and to drive consumer requests for carriage, or for more accessible packaging, by the service providers. These consumer-directed marketing efforts are coordinated with and may be funded in part by the service providers. These efforts often include traditional marketing campaigns consisting of print, television and radio advertising. We also use our website to market and promote The Outdoor Channel through schedule information, show synopses, games and contests.

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

In addition, we purchase advertisements in magazines that specialize in content similar to The Outdoor Channel. We currently advertise in approximately 80 consumer publications, including American Rifleman, Buckmasters Whitetail, Dirt Rider, Fly Fisherman, Guns & Ammo, and Safari Times.

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

Financial Information about Segments

Financial information related to our operating segments is included in Note 13 to the consolidated financial statements included in this Form 10-K, which note is incorporated by reference herein. The Outdoor Channel, or TOC, segment has provided 87.8%, 87.5% and 86.6% of our consolidated revenue during the years ended December 31, 2006, 2005 and 2004, respectively.

Competition

We compete with other television channels for distribution, audience viewership and advertising sales.

The Outdoor Channel competes with other television channels to be included in the offerings of each system provider and for placement in the packaged offerings having the most subscribers. In addition, each television channel focusing on a particular form of content competes directly with other channels offering similar programming. In the case of The Outdoor Channel, we compete for distribution and viewers with other television networks aimed at our own target audience which we believe consists primarily of males between the ages of 25 and 54. We believe such competitors include Versus (formerly OLN), Spike TV, ESPN and others. It is possible that these or other competitors, many of which have substantially greater financial and operational resources than us, could revise their programming to offer more traditional outdoor activities such as hunting, fishing, shooting and other topics which are of interest to our viewers.

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

We also compete with television networks that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In addition, large cable companies have the financial and technological resources to create and distribute their own channels. For instance, Versus (“VS”) is owned and operated by Comcast, the largest MSO in the U.S. We believe that while VS currently offers some blocks of similar programs, there is a substantial difference between the two networks. The Outdoor Channel emphasizes traditional outdoor activities, such as fishing and hunting, while VS currently features a significant amount of programming concerning competitive, or extreme, sports. As The Outdoor Channel becomes more established, however, it is possible that other channels may attempt to offer programming similar to ours. For example, The Sportsman’s Channel and Men’s Outdoor and Recreation network have already begun offering programming similar to ours.

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

Employees

As of February 1, 2007, we had a total of 138 employees of which 134 were full time. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Government Regulation

Our operations are subject to various government regulations. The operations of cable television systems, satellite distribution systems and broadcast television stations also are subject to the Communications Act of 1934, as amended, and to regulatory supervision by the FCC. Our uplink facility in Temecula, California is licensed by the FCC and must be operated in conformance with the terms and conditions of that license. The license is also subject to periodic renewal and ongoing regulatory requirements.

Local Cable Regulation

Cable television systems that carry our programming are regulated by municipalities or other local or state government authorities which have the jurisdiction to grant and to assign franchises and to negotiate generally the terms and conditions of such franchises, including rates for basic service charged to subscribers, except to the extent that such jurisdiction is preempted by federal law. Any such rate regulation could place downward pressure on the potential subscriber fees we can earn.

Federal Cable Regulation

In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, which provides, among other things, for a “must-carry” or “retransmission consent” regime for local broadcast stations, requiring carriage of certain broadcast stations and consideration to other broadcast stations for retransmission of their signals. The Cable Communication Policy Act of 1984 requires cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permits franchise authorities to require channel capacity, equipment and facilities for public educational and government access channels.

In response to the 1992 Cable Act, the FCC adopted regulations prohibiting programmers in which cable operators have an “attributable interest” from discriminating between cable operators and their competitors, or among cable operators, and for increased competition in video programming distribution (both within the cable industry and between cable and competing video distributors). The 1992 Cable Act also directed the FCC to adopt regulations limiting the percentage of nationwide subscribers any one cable system operator may serve and the carriage by cable systems and other video distributors of affiliated programming services. Although the FCC adopted such regulations, they were invalidated by a United States Court of Appeals in 2001. The FCC subsequently initiated rulemaking proceedings which remain pending.

In addition, the 1992 Cable Act requires the FCC to establish regulations for the rates that cable operators subject to rate regulation may charge for basic cable service and certain other services. Rates are not regulated for cable systems which are subject to effective competition, as defined in the FCC’s regulations. The 1992 Cable Act also directed the FCC to establish guidelines for determining when cable programming may not be provided exclusively to cable operators. The FCC’s implementing regulations preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. The FCC has initiated a rulemaking proceeding regarding the possible extension of the exclusive contracting prohibition, which is scheduled to expire on October 5, 2007.

In 1996, Congress enacted a comprehensive rewrite of telecommunications law, modifying many of the provisions of the 1992 Cable Act. Among other things, the legislation allows the cable and telephone industries to compete in each other’s markets and phased out federal cable rate regulation of non-basic services, such as the rates charged by cable operators to subscribers for the tiers in which our programming typically is carried. It also required the FCC to establish rules ensuring that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over a six to ten year phase-in period, which began in 2000, with only limited exceptions.

Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect The Outdoor Channel. We are unable to predict the outcome of future federal legislation, regulation or policies, or the impact of any such laws, regulations or policies on The Outdoor Channel’s operations.

GPAA and Lost Dutchman’s Regulations

To operate our campgrounds and mining sites, we must obtain discretionary permits or approvals issued by local governments under local zoning ordinances and other state laws. In addition, to construct improvements we have usually been required to obtain permits such as building and sanitary sewage permits. Some states in which we sell memberships have laws regulating campground memberships. These laws sometimes require comprehensive disclosure to prospective purchasers. Some states have laws requiring us to register with a state agency and obtain a permit to market.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials we have filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the Public Reference Room. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information concerning issuers that file electronically with the Securities and Exchange Commission, including us. Our common stock is listed on The Nasdaq Global Market. We also maintain an internet site at http://www.outdoorchannelholdings.com that contains information concerning us. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this report.

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

The success of The Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs and satellite service providers, having such relationship or agreement with a MSO does not ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry The Outdoor Channel or that the satellite service provider will carry our channel. Under our current contracts and arrangements, The Outdoor Channel typically offers satellite systems and cable MSOs, along with their cable affiliates, the right to broadcast The Outdoor Channel to their subscribers, but such contracts or arrangements do not require that The Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider. Because certain carriage arrangements do not specify on which service levels The Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets The Outdoor Channel will be offered, we have no assurance that The Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, if we are unable to fully comply with the terms of such agreements, the service providers could discontinue carrying The Outdoor Channel. Lastly, we are currently not under any long-term contract with some of the service providers that are currently distributing our channel. Our distribution agreements with six of the major service providers, accounting for approximately 59% of our subscriber base as of August 2006, will have terminated as of May 1, 2007. If we are unable to renew these distribution agreements, we could lose a substantial number of subscribers. If cable and satellite service providers discontinue or refrain from carrying The Outdoor Channel, or decide to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.

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

If we offer favorable terms or incentives to service providers in order to grow our subscriber base, our operating results may be harmed or your percentage of the Company may be diluted.

Although we currently have plans to offer incentives to service providers in an attempt to increase the number of our subscribers, we may not be able to do so economically or at all. If we are unable to increase the number of our subscribers on a cost-effective basis, or if the benefits of doing so do not materialize, our business and operating results would be harmed. In particular, it may be necessary to reduce our subscriber fees in order to grow our subscriber base. In addition, if we make any upfront cash payments to service providers for an increase in our subscriber base, our cash flow could be adversely impacted, and we may incur negative cash flow for some time. In addition, if we were to make such upfront cash payments or provide other incentives to service providers, we expect to amortize such amounts ratably over the term of the agreements with the service providers. However, if a service provider terminates any such agreement prior to the expiration of the term of such agreement, then under current accounting rules we may incur a large expense in that quarter in which the agreement is terminated equal to the remaining un-amortized amounts and our operating results could accordingly be adversely affected. In addition, if we offer equity incentives, the terms and amounts of such equity may not be favorable to us or our stockholders.

If, in our attempt to increase our number of subscribers, we structure favorable terms or incentives with one service provider in a way that would require us to offer the same terms or incentives to all other service providers, our operating results may be harmed.

Many of our existing agreements with cable and satellite service providers contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another service provider on more favorable terms, these terms must be offered to the existing service provider, subject to some exceptions and conditions. Future agreements with service providers may also contain similar “most favored nation” clauses. If, in our attempt to increase our number of subscribers, we reduce our subscriber fees or structure launch support fees or other incentives to effectively offer more favorable terms to any service provider, these clauses may require us to offer similar incentives to other service providers or reduce the effective subscriber fee rates that we receive from other service providers, and this could negatively affect our operating results.

If our channels are placed in unpopular program packages by cable or satellite service providers, or if service fees are increased for our subscribers, the number of viewers of our channel may decline which could harm our business and operating results.

We do not control the channels with which our channel is packaged by cable or satellite service providers. The placement by a cable or satellite service provider of our channel in unpopular program packages could reduce or impair the growth of the number of our viewers and subscriber fees paid by service providers to us. In addition, we do not set the prices charged by cable and satellite service providers to their subscribers when our channel is packaged with other television channels. The prices for the channel packages in which our channel is bundled may be set too high to appeal to individuals who might otherwise be interested in our network. Further, if our channel is bundled by service providers with networks that do not appeal to our viewers or is moved to packages with fewer subscribers, we may lose viewers. These factors may reduce the number of viewers of our channel, which in turn would reduce our subscriber fees and advertising revenue.

Consolidation among cable and satellite operators may harm our business.

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

We have undergone rapid and significant growth in revenue and subscribers over the last several years. There are risks inherent in rapid growth and the pursuit of new strategic objectives, including among others: investment and development of appropriate infrastructure, such as facilities, information technology systems and other equipment to support a growing organization; hiring and training new management, sales and marketing, production, and other personnel and the diversion of management’s attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, such as monitoring operations, controlling costs, maintaining effective quality and service, and implementing and maintaining adequate internal controls. Although we have recently moved into our new Temecula, California broadcast facility, we expect that additional expenditures will be required as we continue to upgrade our facilities. We cannot assure you that we will be able to successfully manage our growth, that future growth will occur or that we will be successful in managing our business objectives. We can provide no assurance that our profitability or revenues will not be harmed by future changes in our business. Our operating results could be harmed if such growth does not occur, or is slower or less profitable than projected.

We may not be able to secure additional national advertising accounts, and as a result, our revenues and profitability may be negatively impacted.

Our ability to secure additional national advertising accounts, which generally pay higher advertising rates, depends upon the size of our audience, the popularity of our programming and the demographics of our viewers, as well as strategies taken by our competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for national advertising accounts and related advertising expenditures is intense. We face competition for such advertising expenditures from a variety of sources, including other cable network companies and other media. We cannot assure you that our sponsors will pay advertising rates for commercial air time at levels sufficient for us to make a profit or that we will be able to attract new advertising sponsors or increase advertising revenues. If we are unable to attract national advertising accounts in sufficient quantities, our revenues and profitability may be harmed.

We have found a material weakness in our internal controls over financial reporting and we cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting.  The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  As of December 31, 2006, our internal control over financial reporting was ineffective due to the presence of a material weakness, as more fully described in Item 9A of this Form 10-K.  We are actively working to correct this material weakness, which will continue until we are able to hire additional staff in our accounting department and successfully operate and test our controls with such staff in place.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities.  This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

In addition, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

We may be required to pay additional state income taxes for past years.

We are required to pay income taxes in various states in which we conduct our business operations. In the past, we had paid state income taxes only in California (where our headquarters is located) and had not paid income taxes to any other state. We have determined that we may have state income tax liability in the eight states other than California in which our gold prospecting properties are located and have filed income tax returns in those states for past years. In general, we believe any income taxes paid to states other than California will be partially offset by a refund from the State of California for income tax amounts we have overpaid to California in past years. We may, however, be limited as to the number of years for which we can receive a refund from California for taxes previously paid, and we cannot predict when we would receive any such refund. In addition, because each state to which we may owe outstanding income taxes has a different methodology for calculating tax owed and a different tax rate, our aggregate state income tax liability could be greater than what we have paid to California in prior years. Our aggregate state income tax liability, on which we may owe accrued interest and penalties, could be material to our results of operations

Expenses relating to programming costs are generally increasing and a number of factors can cause cost overruns and delays, and our operating results may be adversely impacted if we are not able to successfully recover the costs of developing and acquiring new programming.

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

We also compete with television network companies that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In some cases, we compete with cable and satellite service providers that have the financial and technological resources to create and distribute their own television networks, such as Versus, which is owned and operated by Comcast. In order to compete for subscribers, we may be required to reduce our subscriber fee rates or pay either launch fees or marketing support or both for carriage in certain circumstances in the future which may harm our operating results and margins. We may also issue our securities from time to time in connection with our attempts for broader distribution of The Outdoor Channel and the number of such securities could be significant. We compete for advertising sales with other pay television networks, broadcast networks, and local over-the-air television stations. We also compete for advertising sales with satellite and broadcast radio and the print media. We compete with other cable television networks for subscriber fees from, and affiliation agreements with, cable and satellite service providers. Actions by the Federal Communications Commission, which we refer to as the FCC, and the courts have removed certain of the impediments to entry by local telephone companies into the video programming distribution business, and other impediments could be eliminated or modified in the future. These local telephone companies may distribute programming that is competitive with the programming provided by us to cable operators.

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

We may be unable to access capital, or offer equity as an incentive for increased subscribers, on acceptable terms to fund our future growth and operations.

Our future capital and subscriber growth requirements will depend on numerous factors, including the success of our efforts to increase advertising revenues, the amount of resources devoted to increasing distribution of The Outdoor Channel, and acquiring and producing programming for The Outdoor Channel. As a result, we could be required to raise substantial additional capital through debt or equity financing or offer equity as an incentive for increased distribution. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or offer equity incentives for subscriber growth, the issuance of such securities could result in dilution to existing stockholders. If we raise additional capital through the issuance of debt securities, the debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, or must offer equity incentives for subscriber growth, our current business strategies and plans and ability to fund future operations may be harmed.

We may not be able to attract and retain key personnel.

Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Other than our CEO, Roger L. Werner, Jr., none of our employees are under contract and all of our employees are “at-will.” Any of our officers or key employees could leave at any time, and we do not have “key person” life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our Chairman of the Board, Roger L. Werner, Jr., our CEO and President, Thomas H. Massie, our Executive Vice President, William A. Owen, our Chief Financial Officer, or Thomas E. Hornish, our COO and General Counsel, could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other share-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

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

Currently approximately 72% of programs we air (exclusive of infomercials) on The Outdoor Channel are provided by third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all, or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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

The Cable Television Consumer Protection and Competition Act of 1992, to which we refer as the 1992 Cable Act, includes provisions that preclude cable operators affiliated with video programmers from favoring their programmers over competitors. The 1992 Cable Act also effectively precludes such programmers from selling their programming exclusively to cable operators. These provisions potentially benefit independent programmers such as us by limiting the ability of cable operators affiliated with programmers from carrying only programming in which they have an ownership interest and from offering exclusive programming arrangements. However, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC rule limiting the carriage of affiliated programmers by cable operators. Although the FCC issued further notices of proposed rulemaking in 2001 and 2005 addressing this issue, it has not adopted new rules. The exclusivity provision is scheduled to expire in October 2007, but the FCC has initiated a rulemaking proceeding to determine if a further extension is necessary to protect competition and diversity.

Regulatory carriage requirements also could reduce the channel capacity available to carry The Outdoor Channel. The 1992 Cable Act granted television broadcasters a choice of must-carry rights or retransmission consent rights. The rules adopted by the FCC generally provide for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could reduce carriage of The Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television broadcasters may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. In 2005, the FCC decided that television broadcasters do not have such additional must-carry rights. Broadcasters formally have requested that the FCC reconsider this decision and are seeking legislative change to require such carriage. In June 2006, this matter was scheduled to be heard by the FCC at its open meeting, but was removed from the agenda without discussion. The imposition of such additional must-carry regulation, in conjunction with any limited cable system channel capacity, would increase the likelihood that cable operators may be forced to drop some cable programming services and could reduce carriage of The Outdoor Channel.

The Telecommunications Act of 1996 required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over a six to ten year phase-in period, which began in 2000, with only limited exemptions. As a result, we will continue to incur additional costs for closed captioning. Failure to meet these closed captioning requirements could cause a service provider to discontinue carrying The Outdoor Channel and result in regulatory action by the FCC.

If we distribute television programming through other types of media, we may be required to obtain federal, state and local licenses or other authorizations to offer such services. We may not be able to obtain licenses or authorizations in a timely manner, or at all, or conditions could be imposed upon licenses and authorizations that may not be favorable to us. In the future, increased regulation of rates could, among other things, put downward pressure on the rates charged by cable programming services, and affect the ability or willingness of cable system operators to retain or to add The Outdoor Channel network on their cable systems.

In addition, government-mandated a la carte carriage or small tiers of channels by cable system operators could adversely impact our viewership levels if The Outdoor Channel is sold a la carte or moved to such a tier. In response to a request from the Committee on Energy and Commerce of the House of Representatives, the FCC’s Media Bureau conducted a study in 2004 regarding, among other things, government-mandated a la carte or mini-tier packaging of programming services in which each subscriber would purchase only those channels that he or she desired instead of the larger bundles of different channels as is typical today. The Media Bureau’s report in 2004 observed that such packaging would increase the cost of programming to consumers and injure programmers. On February 9, 2006, the Media Bureau released a further report which stated that the 2004 report was flawed and which concluded that a-la-carte sales could be in the best interests of consumers. Although the FCC cannot mandate a-al-carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a-ala-carte sales or otherwise seek to impose greater regulatory controls on how cable programming is sold. If, in response to any statue enacted by Congress, or any rate or other government regulation, cable system operators implement channel offerings that require subscribers to affirmatively choose to pay a separate fee to receive The Outdoor Channel, either by itself or in combination with a limited number of other channels, the number of viewers for The Outdoor Channel could be reduced.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

We are currently leasing approximately 32,000 square feet of commercial property located at 43445 Business Park Drive in Temecula, California. In addition, we own approximately 36,000 square feet including 23,000 square feet of office space and 13,000 square feet of warehouse space located at 43455 Business Park Drive in Temecula. The property located at 43445 Business Park Drive is currently used as our headquarters. The property located at 43455 Business Park Drive houses our broadcast facility. Both of these properties are used in connection with our two segments (The Outdoor Channel and Membership Division) and the Corporate unit.

We also own the following properties that we use for camping and gold prospecting in connection with our membership division segment:

Designation of Property	Approximate Number of Acres	Location
Cripple River	2,300	Alaska
Loud Mine	37	Georgia
Stanton Property	60	Arizona
Burnt River	135	Oregon
Vein Mountain Camp	132	North Carolina
Junction Bar Place	28	California
Oconee Camp	120	South Carolina
Leadville Property	60	Colorado
Omilak Silver Mine	40	Alaska
Athens Property	70	Michigan
Blue Bucket	119	Oregon

In connection with our Membership Division segment, we also have a mutual use agreement with a non-profit organization, Lost Dutchman’s Mining Association, Inc., that owns additional properties, some adjacent to some of our properties. This mutual use agreement allows our members to camp and prospect on the properties owned by Lost Dutchman’s Mining Association, Inc., and in return, the members of Lost Dutchman’s Mining Association, Inc. may camp and prospect on our properties.

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

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The following table sets forth the high and low closing prices of our common stock as reported on The Nasdaq Global Market (formerly known as The Nasdaq National Market) for the periods indicated.

		High	Low
2005	First Quarter	14.95	13.36
	Second Quarter	17.00	13.76
	Third Quarter	14.76	12.77
	Fourth Quarter	16.50	13.47
2006	First Quarter	15.27	9.87
	Second Quarter	13.14	10.00
	Third Quarter	11.15	9.13
	Fourth Quarter	14.08	10.84

As of December 31, 2006, there were approximately 902 holders of record of our common stock.

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

PERFORMANCE GRAPH

The graph below shows the five-year cumulative total stockholder return assuming an investment of $100 and the reinvestment of dividends, although dividends have not been declared on our common stock. The graph compares total stockholder returns of our common stock, of the Russell 2000 Index and of a Peer Group Index consisting of Crown Media Holdings, Inc. and ION Media Networks (formerly known as Paxson Communications Corporation). The graph assumes that $100 was invested in our stock on December 31, 2001 and that the same amount was invested in the Russell 2000 Index and the Peer Group Index. Historical results are not necessarily indicative of future performance. Our common stock is currently traded on The Nasdaq Global Market (formerly known as The Nasdaq National Market). Prior to September 15, 2004, our common stock was traded on NASD’s OTC Bulletin Board.

The stockholder return shown on the graph below is not necessarily indicative of future performance and the Company will not make or endorse any predictions as to future stockholder returns.

Outdoor Channel Holdings, Inc.

Performance Graph

Comparison of Cumulative Total Return*

*                    Assumes $100 investment on December 31, 2001

ITEM 6.                SELECTED FINANCIAL DATA.

You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006 have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of December 31, 2004, 2003 and 2002 and for each of the years in the two-year period ended December 31, 2003 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

In 2004, we completed the acquisition of all of the outstanding shares of The Outdoor Channel, Inc. that we did not previously own. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of the Minority Interest of The Outdoor Channel, Inc.” for a discussion regarding this transaction and the comparability of the information before and after such time.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Income Statement Data:
Revenues:
Advertising	$25,679	$22,769	$21,817	$16,396	$10,969
Subscriber fees	17,687	15,432	13,391	10,836	6,071
Membership income	5,156	4,707	4,746	4,456	4,353
Total revenues	48,522	42,908	39,954	31,688	21,393
Income (loss) from operations	(13,684)	2,798	(39,704)	7,627	4,576
Income (loss) before income taxes and minority interest	(11,238)	3,696	(39,589)	7,653	4,621
Income tax provision (benefit)	(3,913)	1,503	(16,011)	3,162	1,882
Income (loss) before minority interest	(7,325)	2,193	(23,578)	4,491	2,739
Minority interest in net income of consolidated subsidiary	—	—	682	897	444
Net income (loss)	(7,325)	2,193	(24,260)	3,594	2,295
Preferred stock dividends	—	—	—	—	(90)
Net income (loss) applicable to common stock	$(7,325)	$2,193	$(24,260)	$3,594	$2,205
Earnings (loss) per common share:
Basic	$(0.30)	$0.10	$(1.52)	$0.26	$0.17
Diluted	$(0.30)	$0.09	$(1.52)	$0.19	$0.15
Weighted average number of common shares outstanding:
Basic	24,556	21,423	15,998	13,824	13,220
Diluted	24,556	24,732	15,998	14,768	14,627

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,447	$18,276	$13,105	$7,214	$3,248
Investment in available-for-sale securities	42,144	38,830	741	550	80
Goodwill	44,457	44,457	44,457	—	—
Total assets	147,957	151,822	99,569	19,848	11,830
Total liabilities	5,983	10,018	6,187	4,353	4,405
Minority interest in subsidiary	—	—	—	2,302	1,263
Stockholders’ equity	$141,974	$141,804	$93,382	$13,193	$6,162

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

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified from amounts in the consolidated financial statements we originally filed before the restatements described in Note 3 of our financial statements either to conform to the 2006 presentations or to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. In particular certain amounts included under “expenses” in the 2005 and 2004 consolidated financial statements we originally issued have been reclassified in line items under either “cost of services” or “other expenses”. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization. Further to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which were recorded in connection with the acquisition on September 8, 2004 of the remaining 17.6% minority interest in TOC along with the related amortization expense from “Corporate” to the “TOC” segment. Certain other changes have been made in the historical consolidated financial statements to conform with current presentations.

Acquisition of the Minority Interest of The Outdoor Channel, Inc.

On September 8, 2004, we completed the acquisition of the remaining minority interest in TOC which we did not previously own through (i) the merger of TOC with our newly-formed, wholly owned subsidiary, with TOC being the surviving corporation, and (ii) the exchange of each share of TOC common stock not previously held by us or our subsidiaries for 0.65 shares of our common stock. In addition, each outstanding option to purchase one share of TOC common stock was exchanged for an option to purchase 0.65 shares of our common stock. In September 2004, every two outstanding shares of our common stock were converted into five outstanding shares of common stock in conjunction with our reincorporation from Alaska to Delaware (the “5 for 2 split”).

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

	Allocation	Estimated Useful Life
	(in thousands)
MSO relationships	$10,573	21 years, 4 months
Advertising customer relationships:
Short form	1,351	4 years
Long form	621	3 years
Total identifiable intangible assets	12,545
Goodwill	44,457	Indefinite
Deferred tax liability associated with intangible assets	(5,001)
Minority interest in subsidiary	2,984
Aggregate purchase price	$54,985

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

Reassessment of Useful Life of MSO Relationships

During the three months ended September 30, 2006, we reviewed the facts and circumstances regarding the useful life of our intangible assets attributable to multi-system cable operator (“MSO”) relationships as of September 8, 2004 when we completed the acquisition of the minority interest in TOC that we did not previously own and allocated a portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired to the MSO relationships. After consideration of the facts and circumstances, the nature of our business, our experience with the MSOs of our network, and the proclivities of our industry, we have concluded that as of September 8, 2004 our MSO relationships asset had a definite life which we have estimated to be 21 years and 4 months and, accordingly, we reclassified all of the amounts originally allocated to the cost of

MSO relationships from other non-amortizable intangible assets to amortizable intangible assets as of that date.

The accounting treatment resulting from this reassessment of the useful life of this asset has resulted in adjustments to amortization expense and certain other related adjustments to our previously issued consolidated financial statements as of and for the periods ended September 30, 2004 through June 30, 2006. We determined that the effects of these adjustments were immaterial individually and in the aggregate to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings. However, we determined the effects of these adjustments were material to our quarterly and annual reports filed for the periods ended March 31, 2005 through June 30, 2006 and we have amended all of those filings. The comparative consolidated financial statements in this report reflect the restated balances.

Considerations of Impairment of Intangible Assets

During the three months ended September 30, 2006, we engaged third party consultants to review our business practices and strategy. Among the areas reviewed was our approach to growing our subscriber base through our relationships with MSOs. In September 2006, the consultants concluded, and the Board of Directors accepted their conclusions, that a complete revision of the terms of our relationships with MSOs was necessary to meet the subscriber growth goals established by us. Upon acceptance of that conclusion and the general strategy outlined by the consultants, we reviewed our amortizable MSO relationships and our other amortizable intangible assets (customer lists and trademarks) for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Based upon the changed circumstances, we concluded that, as of the date we accepted the consultants’ conclusion, our MSO relationships asset was fully impaired and that our other remaining amortizable intangible assets were not. Accordingly, we have charged to expense the remaining unamortized carrying value of the MSO relationships of $9,540 during the year ended December 31, 2006.

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

Deferred Tax Assets and Income Taxes

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

With our adoption of SFAS 123R on January 1, 2006 we present, on a prospective basis, the tax benefits from exercise of stock options in excess of recognized expense as a cash flow from financing activities in the accompanying consolidated statement of cash flows rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. This requirement reduces the amount reflected as net cash provided by operating activities and increases net cash provided by financing activities. Total cash flows remained unchanged from that which would have been reported under prior accounting rules. We recognize such benefits only if they have been realized which we determine by following the tax law method, which provides that current deductions are recognized before realizing the benefits of our net operating loss carryforwards.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have any impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements”. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

The FASB had issued certain other accounting pronouncements as of December 31, 2006 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2006, 2005 or 2004.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2006	2005	$	%	2006	2005
Revenues:
Advertising	$25,679	$22,769	$2,910	12.8%	53.0%	53.0%
Subscriber fees	17,687	15,432	2,255	14.6	36.4	36.0
Membership income	5,156	4,707	449	9.5	10.6	11.0
Total revenues	48,522	42,908	5,614	13.1	100.0	100.0
Cost of services:
Programming	8,355	5,604	2,751	49.1	17.2	13.1
Satellite transmission fees	2,550	2,497	53	2.1	5.2	5.8
Production and operations	4,078	3,458	620	17.9	8.4	8.0
Other direct costs	1,151	1,355	(204)	(15.1)	2.4	3.2
Total cost of services	16,134	12,914	3,220	24.9	33.2	30.1
Other expenses:
Advertising	7,119	7,100	19	0.3	14.7	16.6
Selling, general and administrative	26,168	17,375	8,793	50.6	53.9	40.5
Impairment of amortizable intangible assets	9,540	—	9,540	NMF	19.7	—
Depreciation andamortization	3,245	2,721	524	19.3	6.7	6.3
Total other expenses	46,072	27,196	18,876	69.4	95.0	63.4
Income (loss) from operations	(13,684)	2,798	(16,482)	(589.1)	(28.2)	6.5
Interest expense	(246)	(45)	(201)	446.7	(0.5)	(0.1)
Other income	2,692	943	1,749	185.5	5.5	2.2
Income (loss) before income taxes	(11,238)	3,696	(14,934)	(404.1)	(23.2)	8.6
Income tax provision (benefit)	(3,913)	1,503	(5,416)	(360.3)	(8.1)	3.5
Net income (loss)	$(7,325)	$2,193	$(9,518)	(434.0)%	(15.1)%	5.1%

NMF—Not Meaningful

Revenues

Our revenues include revenues from (1) advertising fees; (2) subscriber fees; and (3) membership income. Advertising revenue is generated from the sale of advertising time on The Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising) and from the sale of advertising space in publications such as the Gold Prospectors & Treasure Hunters in the Great Outdoors magazine. Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on The Outdoor Channel. In each of the years ended December 31, 2006 and 2005, The Outdoor Channel generated approximately 97.0% of our advertising revenue. Subscriber fees are solely related to The Outdoor Channel. Membership income is generated by our activities other than the operation of The Outdoor Channel and includes membership sales, magazine sales, merchandise sales, and sponsored outings and expeditions in connection with GPAA and Lost Dutchman’s.

Total revenues for the year ended December 31, 2006 were $48,522,000, an increase of $5,614,000, or 13.1%, compared to revenues of $42,908,000 for the year ended December 31, 2005. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the year ended December 31, 2006 was $25,679,000, an increase of $2,910,000 or 12.8% compared to $22,769,000 for the year ended December 31, 2005. For December 2006, Nielsen estimated that The Outdoor Channel had 29.7 million subscribers compared to 25.7 million for the same period a year ago. The increase in advertising revenue for the year ended December 31, 2006 principally reflects higher prices paid by third party programmers for advertising time in connection with the airing of their programs, incremental advertising inventory retained by us to sell and additional revenue generated by our technical services department for providing production services for third party programmers. These factors contributing to the increase were offset somewhat by less demand for our long-form inventory that resulted in lower prices paid for infomercial blocks. We expect softness in the long-form market to continue for the short-term future. We expect to provide less technical services to third parties in 2007 than in 2006.

Nielsen revises its estimate of the number of subscribers to our channel each month, and for March 2007 Nielsen increased its estimate to almost 30 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.

Subscriber fees for the year ended December 31, 2006 were $17,687,000, an increase of $2,255,000 or 14.6% compared to $15,432,000 for the year ended December 31, 2005. The increase in subscriber fees for the period was primarily due to an increased number of paying subscribers both from new affiliates and from existing distributors as well as contractual subscriber fee rate increases with existing service providers carrying The Outdoor Channel.

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

Membership income for the year ended December 31, 2006 was $5,156,000, an increase of $449,000 or 9.5% compared to $4,707,000 for the year ended December 31, 2005. We believe that the recent surge in gold prices has reflected itself in renewed interest by the consuming public that led to our increased activity in 2006. In the near term, we do not expect significant fluctuations in membership income year-to-year.

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and merchandise sales. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the year ended December 31, 2006 was $16,134,000, an increase of $3,220,000 or 24.9%, compared to $12,914,000 for the year ended December 31, 2005. As a percentage of revenues, total cost of services was 33.2% and 30.1% in the years ended December 31, 2006 and 2005, respectively. The increase in cost of services, as further discussed below, relates principally to increased programming costs related to producing shows to air on our second network, which we did not have in the first half of 2005. We expect cost of services to continue to increase in the future as we expand our existing markets and in-house production to support our advertising strategy.

Programming expenses for the year ended December 31, 2006 were $8,355,000, an increase of $2,751,000 or 49.1% compared to $5,604,000 for year ended December 31, 2005. The increase is principally a result of our decision to launch our second channel, Outdoor Channel 2 HD, on July 1, 2005. We incurred minimal programming costs relative to this channel in the first and second quarters of 2005 as most of such costs incurred at that time were charged to prepaid programming costs in anticipation of its launch in the second half of 2005.

Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule has typically been over 2 or 4 quarters that generally does not extend over more than 2 years. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming. We reassessed our programming direction during the fourth quarter of 2006 and charged to expense over $900,000 of prepaid programming costs that had otherwise been planned to air and then be expensed in the future. Programming expenses are expected to stabilize as a percentage of revenue over the near term. Further, we are considering a new programming strategy which will include more airings per show including a greater number of repeat episodes within the quarter and potentially more quarters extending over more years. As this plan is developed we will reconsider the appropriate timing of the charge to expense of our programming costs.

Satellite transmission fees for the year ended December 31, 2006 were $2,550,000, an increase of $53,000, or 2.1%, compared to $2,497,000 for the year ended December 31, 2005. We do not expect significant fluctuations in satellite transmission fees other than marginal increases reflecting contractual price increases over the foreseeable future.

Production and operations costs for the year ended December 31, 2006 were $4,078,000, an increase of $620,000, or 17.9%, compared to $3,458,000 for the year ended December 31, 2005. The increase in costs principally relates to increased personnel to support our growing infrastructure as we produce more shows in-house and to support our new broadcast facility.

Other direct costs for the year ended December 31, 2006 were $1,151,000, a decrease of $204,000, or 15.1%, compared to $1,355,000 for the year ended December 31, 2005. The decrease is principally related to less printed material being sent to the members of our Membership Division including one less magazine in 2006 than in 2005, and other related materials.

Other Expenses

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; and (3) depreciation and amortization. In addition for the year ended December 31, 2006, other expenses include impairment of intangible assets. For the year ended December 31, 2004, other expenses included non-cash compensation expense from exchange of stock options.

Total other expenses for the year ended December 31, 2006 were $46,072,000, an increase of $18,876,000 or 69.4%, compared to $27,196,000 for the year ended December 31, 2005. As a percentage of revenues, total other expenses were 95.0% and 63.4% for the years ended December 31, 2006 and 2005, respectively. The increase in other expenses was due to several factors including the write-off of $9,540,000 of the carrying value of MSO relationships as a result of a changed distribution strategy adopted by the Board in September 2006, adoption of SFAS 123R effective January 1, 2006 resulting in additional compensation expense of $3,496,000, in addition $2,496,000 from the recognized expense related to performance units granted to our new CEO in the fourth quarter of 2006, additional depreciation expense resulting from our broadcast facility which was placed into service effective April 1, 2006, and other items more fully described as follows.

Advertising expenses for the year ended December 31, 2006 were $7,119,000 an increase of $19,000 or 0.3% compared to $7,100,000 for the year ended December 31, 2005. We had planned increased advertising expenditures but delayed such in anticipation of launching a cross channel television advertising campaign, which began in late September of 2006. We believe that our advertising expenses will substantially increase over the short-term future as we continue to deploy tactics to increase our subscriber base and the number of viewers watching our programming. We are reassessing our branding strategy and have decided to adopt a new logo.

Selling, general and administrative expenses for the year ended December 31, 2006 were $26,168,000, an increase of $8,793,000 or 50.6% compared to $17,375,000 for the year ended December 31, 2005. As a percentage of revenues, selling, general and administrative expenses were 53.9% and 40.5% in the years ended December 31, 2006 and 2005, respectively. The increase was primarily attributable to the adoption of SFAS 123R as of January 1, 2006, which now requires us to charge the fair value of stock options we have issued to our employees over the vesting period to compensation expense that we did not have to record in 2005. The non-cash charge in the year ended December 31, 2006 amounted to $3,496,000. Additionally, we granted our new CEO two traunches of performance units of 400,000 shares each which vest in 50,000 share increments based upon our stock price reaching stipulated levels. We have calculated their fair value using a lattice model. The first traunch has an estimated value of $4,634,000 and has an expected service period of 0.6 years. In 2006, we recognized $1,655,000 related to this grant. The second grant of 400,000 performance units which also vest in 50,000 share increments based upon our stock price reaching stipulated levels was calculated to have a fair value of $4,474,000 and an expected service period of 1.1 years. In 2006 we recognized $841,000 of compensation expense related to this grant. We incurred $377,000 of severance and related fees related to TOC’s former CEO. The remainder of the increase in selling, general and administrative fees related primarily to increased research fees to support our selling efforts, consulting fees pertaining to assistance in the development of our strategic plan, accounting fees for the audit of our evaluation of the effectiveness of our internal control over financial reporting in 2006 related to the 2005 fiscal year, legal fees incurred in the first quarter as a result of our ongoing efforts related to our carriage agreement negotiations and to other operating costs.

We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, in excess of the related subscriber revenue as well as other marketing, advertising and promotion expenses as we continue to work to gain increased distribution of our channel, as well as from increases in other corporate expenses. We anticipate we will incur compensation costs in the amount of $6,612,000 in the year ending December 31, 2007 related to the performance units granted to our new CEO.

Impairment of intangible assets for the year ended December 31, 2006 carried a charge of $9,540,000 as a result of our quarterly impairment review of amortizable intangible assets and goodwill. During the year ended December 31, 2006, we engaged third party consultants to review our business practices and strategy. Among the areas reviewed was our approach to grow our subscriber base through our relationships with our MSOs. Prior to this time our strategy was to focus on incremental growth opportunities without impacting our existing subscriber base. Our consultants completed a market survey and other steps they deemed appropriate. In September 2006, the consultants concluded, and the Board of Directors accepted their conclusions, that a complete revision of the terms of the relationships was necessary to meet the subscriber growth goals established by us.

Upon acceptance of that conclusion and general strategy outlined by the consultants, we reviewed our amortizable intangible assets for impairment. Among the components of the plan was subscriber rate relief in some form for both existing subscriber relationships and the incremental (if any) subscribers that might be added to our subscriber base as a result of the planned actions. Acknowledging the changed circumstances, we assessed the fair value of our amortizable intangible assets and concluded that our MSO relationships asset had become fully impaired. Accordingly we have charged to expense, the carrying value of $9,540,000 during the year ended December 31, 2006.

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

Depreciation and amortization for the year ended December 31, 2006 were $3,245,000, an increase of $524,000 or 19.3% compared to $2,721,000 for the year ended December 31, 2005. The increase in depreciation primarily relates to our broadcast facility which was placed into service April 1, 2006.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2006 was a loss of $13,684,000, a decrease of $16,482,000 compared to income of $2,798,000 for the year ended December 31, 2005. As discussed above, the losses in the year ended December 31, 2006 were driven by the impairment of amortizable intangible assets resulting in a charge of $9,540,000 during the period. This loss was partially offset by growth of our revenue. The decrease experienced over the year ended December 31, 2006 was compounded by increased programming costs associated with the launch of our second channel, Outdoor Channel 2 HD, in the second half of 2005, the expensing of programming costs related to programs we no longer anticipate airing, increased compensation expense resulting from the adoption of SFAS 123R and the transition of our senior management team, increased legal fees relating to our carriage agreements and depreciation related to our newly opened broadcast facility. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, possible subscriber rate relief to our carriage partners and the ongoing and planned payment of launch support, we will continue to incur increased expenses such as programming, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted over the short-term future until scale is achieved to reverse the trend. There can be no assurance that these strategies will be successful.

Interest Expense

Interest expense for the year ended December 31, 2006 was $246,000, an increase of $201,000 compared to $45,000 for the year ended December 31, 2005. This is attributable to having obtained two term loans in November 2005 with an original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35%. We repaid these loans in October 2006 and do not expect to incur interest expense in the foreseeable future.

Other Income

Other income for the year ended December 31, 2006 was $2,692,000, an increase of $1,749,000 compared to $943,000 for the year ended December 31, 2005. This improvement was primarily due to increased dividends and interest earned on our increased average balances of our investment in available-for-sale securities and cash and cash equivalents.

Income (Loss) Before Income Taxes

Income (loss) before income taxes as a percentage of revenues was (23.2)% for the year ended December 31, 2006 compared to 8.6% for year ended December 31, 2005.

The TOC segment’s loss before income taxes was $(9,240,000) for the year ended December 31, 2006, a decrease of $14,105,000 from income of $4,865,000 for the year ended December 31, 2005.

TOC’s loss before income taxes for the year ended December 31, 2006 was significantly impacted by the $9,540,000 write-off of our MSO relationship amortizable intangible asset and the additional compensation charges associated with the transition of our senior management including severance and related charges of $377,000 and performance unit expense of $2,496,000. Additional increased compensation expense resulted from of the adoption of SFAS 123R of $1,403,000. Further, we placed our new broadcast facility into service April 1, 2006, which resulted in depreciation expense of approximately $600,000.

Additionally, programming costs increased as a result of having launched our second channel, Outdoor Channel 2 HD, at the beginning of the third quarter of 2005 and the planned non-airing of certain programs resulting in a write-off of their capitalized costs. Also, we incurred incremental expenses in subscriptions and research to support our programming and selling efforts. Offsetting the increased expenses were increases in subscriber fee revenue from deeper penetration of our network with some of our carriers, increased prices charged for the service, increased advertising revenues as a result of increased prices charged to our third party producers and to short-form advertisers principally related to the increasing Nielsen universe estimate.

The Membership Division segment’s income before income taxes increased to $327,000 for the year ended December 31, 2006 compared to $280,000 for the year ended December 31, 2005. Expressed as a percentage of revenues, the Membership Division segment’s income before income taxes improved to 5.5% for the year ended December 31, 2006 compared to 5.2% for the year ended December 31, 2005. Revenue increased $562,000 or 10.4% in the year ended December 31, 2006. The improvement is principally a result of a renewed interest in gold prospecting, which we believe is partially driven by rising gold prices. Contributing to the improving segment margin was a slight decrease in personnel with the commensurate savings of payroll, payroll related expenses and travel costs. The decline in margin in the year ended December 31, 2006 is increased compensation incurred as a result of the adoption of SFAS 123R on January 1, 2006 resulting in stock compensation expense of $113,000 not incurred in the same period of 2005.

Corporate incurred a loss before income taxes for the year ended December 31, 2006 amounting to $2,325,000, an increased loss of $876,000 compared to a loss of $1,449,000 for the year ended December 31, 2005. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, amortization of intangibles, business insurance, board of directors fees and expenses, and an allocation of corporate officers’ payroll and related expenses. Effective January 1, 2006, we prospectively adopted SFAS 123R and Corporate incurred a charge to compensation expense related to stock options of $1,980,000 in the year ended December 31, 2006. Corporate also was allocated additional payroll costs reflecting the increased time spent by executive officers on corporate matters instead of operating matters. Offsetting these increased costs was interest and dividend income earned on our cash and investment in available-for-sale securities and lower accounting fees compared to a year ago due to less impact from the implementation of Sarbanes-Oxley procedures.

Income Tax Provision (Benefit)

Income tax benefit for the year ended December 31, 2006 was $3,913,000, a change of $5,416,000 as compared to an income tax provision of $1,503,000 for the year ended December 31, 2005. The change was principally due to our incurring a loss in the year ended December 31, 2006 as compared to income generated in the year ended December 31, 2005 and the application of SFAS 123R as it relates to the expensing of and concomitant income tax effect of accounting for share-based compensation. The effective income tax provision (benefit) was approximately (34.8%) and 40.7%, for the years ended December 31, 2006 and 2005, respectively.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2006 was a net loss of $7,325,000, a decrease of $9,518,000 compared to a net income of $2,193,000 for the year ended December 31, 2005. The decreases were due to the reasons stated above.

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2005	2004	$	%	2005	2004
Revenues:
Advertising	$22,769	$21,817	$952	4.4%	53.0%	54.6%
Subscriber fees	15,432	13,391	2,041	15.2	36.0	33.5
Membership income	4,707	4,746	(39)	(0.8)	11.0	11.9
Total revenues	42,908	39,954	2,954	7.4	100.0	100.0
Cost of services:
Programming	5,604	2,521	3,083	122.3	13.1	6.3
Satellite transmission fees	2,497	2,351	146	6.2	5.8	5.9
Production and operations	3,458	2,529	929	36.7	8.0	6.4
Other direct costs	1,355	1,101	254	23.1	3.2	2.7
Total cost of services	12,914	8,502	4,412	51.9	30.1	21.3
Other expenses:
Advertising	7,100	5,596	1,504	26.9	16.6	14.0
Selling, general and administrative	17,375	16,153	1,222	7.6	40.5	40.4
Non-cash compensation expense from exchange of stock options	—	47,983	(47,983)	(100.0)	—	120.1
Depreciation andamortization	2,721	1,424	1,297	91.1	6.3	3.6
Total other expenses	27,196	71,156	(43,960)	(61.8)	63.4	178.1
Income (loss) from operations	2,798	(39,704)	42,502	NMF	6.5	(99.4)
Interest expense	(45)	(5)	(40)	800.0	(0.1)	—
Other income	943	120	823	685.8	2.2	0.3
Income (loss) before income taxes and minority interest	3,696	(39,589)	43,285	NMF	8.6	(99.1)
Income tax provision (benefit)	1,503	(16,011)	17,514	NMF	3.5	(40.1)
Income (loss) before minority interest	2,193	(23,578)	25,771	NMF	5.1	(59.0)
Minority interest in net income of consolidated subsidiary	—	682	(682)	(100.0)	—	1.7
Net income (loss)	$2,193	$(24,260)	$26,453	NMF %	5.1%	(60.7)%

NMF—Not Meaningful

Revenues

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

Cost of Services

Total cost of services for the year ended December 31, 2005 was $12,914,000, an increase of $4,412,000 or 51.9%, compared to $8,502,000 for the year ended December 31, 2004. As a percentage of revenues, total cost of services was 30.1% and 21.3% in the years ended December 31, 2005 and 2004, respectively. We expect cost of services to continue to increase in the future as we expand our existing markets and in-house production to support our advertising strategy.

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

Production and operations costs for the year ended December 31, 2005 were $3,458,000, an increase of $929,000, or 36.7%, compared to $2,529,000 for the year ended December 31, 2004. The increase in costs principally relates to increased infrastructure including personnel, small equipment purchases and other items as we produce more shows in-house and support our new broadcast facility.

Other direct costs for the year ended December 31, 2005 were $1,355,000, an increase of $254,000, or 23.1%, compared to $1,101,000 for the year ended December 31, 2004. The increase in other direct costs principally relates to increased Alaska trip expenses with greater number of participants and increased costs in publishing our magazine.

Other Expenses

Total other expenses for the year ended December 31, 2005 were $27,196,000, a decrease of $43,960,000 or 61.8%, compared to $71,156,000 for the year ended December 31, 2004. As a percentage of revenues, total other expenses were 63.4% and 178.1% in the years ended December 31, 2005 and 2004, respectively. The decrease in other expenses was due to the non-recurring charge to compensation expense incurred in September 2004 as a result of the issuance of options to TOC employees with an intrinsic value of $47,983,000 in accordance with the terms of the acquisition by the Company of substantially all of the remaining 17.6% minority interest in TOC it did not already own. Otherwise total other expenses increased as illustrated when the non-cash, non-recurring compensation expense of $47,983,000 incurred in September 2004 is excluded.

Total other expenses, net of the compensation expense from exchange of stock options, increased $4,023,000 or 17.4% for the year ended December 31, 2005. As a percentage of revenues, total other expenses, net of compensation expense from the exchange of stock options, were 63.4% and 58.0% in the years ended December 31, 2005 and 2004, respectively.

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

Selling, general and administrative expenses for the year ended December 31, 2005 were $17,375,000, an increase of $1,222,000 or 7.6% compared to $16,153,000 for the year ended December 31, 2004. As a percentage of revenues, selling, general and administrative expenses were 40.5% and 40.4% in the years ended December 31, 2005 and 2004, respectively.

The increase was primarily due to the increase in the number of employees late in 2004 and early 2005. We opened our New York City advertising sales office with a resultant expense in 2005 that did not exist in the same period a year ago. We have also added an executive to our management team who holds the position of General Counsel. Others have been added in all departments to support our launch of a second channel—Outdoor Channel 2 HD. We also experienced increased travel and related costs associated with our larger advertising sales staff, support of our service providers and the promotion of The Outdoor Channel and Outdoor Channel 2 HD through a stronger presence at trade shows and conferences. Small equipment purchases increased as a result of our activity related to the launch of Outdoor Channel 2 HD. We increased other corporate overhead expenses such as our activity surrounding Sarbanes-Oxley compliance in 2005, fees for our listing on Nasdaq National Market and fees associated with incorporation in the State of Delaware.

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

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2005 was $2,798,000, a change of $42,502,000 compared to ($39,704,000) for the year ended December 31, 2004. As a percent of revenues, income (loss) from operations was 6.5% and (99.4%), respectively.

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

Interest Expense

Interest expense for the year ended December 31, 2005 was $45,000, an increase of $40,000 compared to $5,000 for the year ended December 31, 2004. This is attributable to having obtained two term loans in November 2005 with an original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35%.

Other Income

Other income for the year ended December 31, 2005 was $943,000, an increase of $823,000 compared to $120,000 for the year ended December 31, 2004. This improvement was primarily due to increased dividends and interest earned on our increased investment in available-for-sale securities and cash and cash equivalent balances that resulted from the sale, on July 1, 2005, of 3,500,000 shares of common stock for net cash proceeds of $43,350,000 plus $2,734,000 from the exercise of stock options during the year ended December 31, 2005.

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

Income Tax Provision (Benefit)

Income tax provision for the year ended December 31, 2005 was $1,503,000, a change of $17,514,000 as compared to a benefit of $16,011,000 for the year ended December 31, 2004. The increase was principally due to the Company earning taxable income in 2005 as compared to a loss for 2004. The effective income tax rate was approximately 40.7% and 40.4% for the years ended December 31, 2005 and 2004, respectively.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest for the year ended December 31, 2004 was $682,000. Minority interest was eliminated in September 2004 as a result of our acquisition of the remaining minority interest in TOC we did not already own. Therefore, there was no minority interest for the year ended December 31, 2005.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2005 was $2,193,000, a change of $26,453,000 compared to ($24,260,000) for the year ended December 31, 2004. The increase was due to the reasons stated above. Excluding the non-cash, non-recurring charge of $47,983,000, net of income tax benefit of $19,098,000, net income for the year ended December 31, 2004 would have been $4,625,000 or 11.6% of revenue.

Liquidity and Capital Resources

We generated $6,649,000 of cash in our operating activities in the year ended December 31, 2006, compared $2,882,000 in the year ended December 31, 2005 and had a cash and cash equivalent balance of $15,447,000 at December 31, 2006, a decrease of $2,829,000 from the balance of $18,276,000 at December 31, 2005. We also had short-term investments classified as available-for-sale securities of $42,144,000 at December 31, 2006, an increase of $3,314,000 from the balance of $38,830,000 at December 31, 2005. The investments at December 31, 2006 were comprised principally of auction rate securities ($41,250,000) with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. Various equity securities ($894,000) make up the remainder of the December 31, 2006 balance. We believe we have the ability to quickly liquidate the auction rate securities at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $67,346,000 at December 31, 2006, compared to $66,183,000 at December 31, 2005.

Net cash used in investing activities was $5,738,000 in the year ended December 31, 2006 compared to $48,661,000 for the year ended December 31, 2005. The decrease in cash used in investing activities was related principally to the net difference of sales and purchases of short-term auction rate securities. In

2005, we received net proceeds from the sale of common stock of $43,350,000 that was invested during the year resulting in the higher amount used for investing in 2005. Additionally contributing to the decrease in cash used by investing activities was a decrease in capital expenditures in 2006 compared to 2005. In 2005, we acquired equipment related to our HD signal and production in anticipation of the launch of our second channel on July 1, 2005. Also, in 2005, we purchased a number of vehicles we use in support of affiliate sales and our annual Alaska trip. We completed the purchase of and had begun the construction of improvements on a building to house our broadcast facility in 2005 incurring approximately $7.5 million in capital expenditures in 2005. We have substantially completed the building improvements and placed the facility into service on April 1, 2006. Additional capital expenditures were for fixed asset replacements. In 2007, we have planned general replacement capital expenditures of $1 to $1.5 million and possibly the acquisition of some land adjacent to our broadcast facility to be used for a parking facility. If we are successful in acquiring this property, we would complete the build-out of warehouse space to move the remainder of our TOC and corporate staff, vacating space we currently rent. We believe the total project cost would be between $1 to $1.5 million and that we have sufficient capital either on-hand or to be generated from operations to fund these acquisitions.

Cash used in financing activities was $3,740,000 in the year ended December 31, 2006 compared to cash provided by financing activities of $50,950,000 for the year ended December 31, 2005. The cash used in financing activities in the year ended December 31, 2006 was primarily for the retirement of our long-tem debt ($4,901,000) offset by the proceeds from the sale of shares upon the exercise of stock options and estimated tax benefits from the exercise of stock options in excess of recognized expense. We also used $568,000 to purchase and retire shares of stock from employees to satisfy the employees’ income taxes due as a result of the shares having vested. We also received $913,000 from the exercise of stock options. The cash provided by financing activities in 2005 was from the completion, on July 1, 2005, of a public offering of our common stock, whereby we sold 3,500,000 shares of common stock and received net proceeds of $43,350,000. In addition certain selling stockholders exercised options to buy 1,688,000 shares of common stock, which were resold in the public offering. On July 13, 2005, the underwriters exercised their over-allotment option granted by certain selling stockholders and purchased an additional 442,000 shares of common stock. The shares sold by the selling stockholders were purchased immediately before the sale through the exercise of options they held to buy common shares from the Company. The Company received $2,168,000 in the aggregate from the exercise of these options. The Company also received cash proceeds of approximately $566,000 from the exercise of other options for the purchase of 318,000 shares of common stock. In accordance with SFAS 123R, we have presented on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense of $816,000 as a cash flow from financing activities in the accompanying unaudited consolidated statement of cash flows for the year ended December 31, 2006, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. Tax benefits from the exercise of stock options in excess of recognized expense of $876,000 has been included as a cash flow from operating activities for the year ended December 31, 2005.

On November 2, 2005, we renewed our revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 7, 2007 and increasing the total amount, which can be drawn upon under the revolver from $5,000,000 to $8,000,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of our assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision and certain minimum profitability metrics (which, as amended, exclude the effects of non-cash share-based employee compensation expense) measured at each quarter end. As of December 31, 2006 and as of the date of this report, we did not have any amounts outstanding under this credit facility.

On November 2, 2005, we obtained a $1,950,000 mortgage loan from the Bank on our recently purchased building that houses our broadcast facility located in Temecula, California which had a 10 year term loan with a 25 year amortization schedule. This loan carried a variable interest rate of LIBOR plus 1.35%. This loan was secured primarily by a Deed of Trust on the property and was also secondarily secured by the same assets as the revolver. It also contained customary financial and other covenants and restrictions including a change of control provision and certain minimum profitability metrics (which, as amended, excluded the effects of non-cash share-based employee compensation expense) measured at each quarter end. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this loan at 6.59%.

On November 2, 2005, we obtained a $3,000,000, five-year fully amortizing term loan. This loan carried a variable interest rate of LIBOR plus 1.35%. This term loan was secured by the same assets as the revolver and contained customary financial and other covenants and restrictions including a change of control provision and certain minimum profitability metrics (which, as amended, exclude the effects of non-cash share-based employee compensation expense) measured at each quarter end. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates and effectively fixed the interest rate on this term loan at 6.35%. This loan was obtained to help finance the equipment and leasehold improvements bought in relation the build out of our broadcast facility including delivery of our HD signal and production.

Because we did not supply our financial statements for the three and nine months ended September 30, 2006 within the time frame prescribed by the Bank and because we did not meet the minimum profitability covenant for the three months ended September 30, 2006, we were in violation as of that date of two covenants relating to our two term loans and our revolving line-of-credit facility. Accordingly, these loans were callable by the Bank. On October 19, 2006, we elected to retire the two long-term loans, which had an aggregate balance of $4,321,000 plus accrued interest thereon. On March 22, 2007, we received notification that these covenant violations were waived for these occurrences but that these covenants continue for future periods. As of December 31, 2006, we were in compliance with the debt covenants and expect to be in compliance at least through December 31, 2007.

As of December 31, 2006, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least March 1, 2008. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us or our stockholders.

A summary of our contractual obligations as of December 31, 2006 (In thousands):

Contractual Obligations	Total	Less than 1 year	Over 1 year Less than 3 years	Over 3 years Less than 5 years	After 5 years
Operating lease obligations	$11,537	$2,721	$4,439	$3,817	$560
Standby letter of credit	140	—	—	—	140
Purchase obligations	7,762	6,065	1,697	—	—
Other long-term liabilities	1,626	775	851	—	—
Total	$21,065	$9,561	$6,987	$3,817	$700

Operating lease obligations principally relate to commitments for delivery of our signal via satellite. Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotion including magazine advertisements and radio show sponsorships, talent agreements, equipment or software maintenance, research services and other operating purchases. Other long-term liabilities represent our severance agreement obligation with our former CEO of TOC and our compensation commitments with our current CEO under his employment contract.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2006 and 2005, our investment portfolio included fixed-income securities of $42,144,000 and $38,830,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of December 31, 2006 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility (and in fact remain in default under its terms). Because of these reasons, an immediate 10% change in interest rates would not have a material, immediate impact on our financial condition, operating results or cash flows.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

I N D E X

* * *

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Outdoor Channel Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outdoor Channel Holdings, Inc., and subsidiaries as of December 31, 2006 and 2005, and their results of operations and cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Outdoor Channel Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effectiveness of internal control over financial reporting due to a material weakness.

/s/ J.H. Cohn LLP

San Diego, California
March 16, 2007

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2006 and 2005
(In thousands, except per share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$15,447	$18,276
Investment in available-for-sale securities	42,144	38,830
Accounts receivable, net of allowance for doubtful accounts of $208 and $275	6,845	5,320
Income tax refund receivable	2,299	3,843
Deferred tax assets, net	592	1,015
Prepaid programming costs	2,713	2,381
Other current assets	929	689
Total current assets	70,969	70,354
Property, plant and equipment at cost, net:
Membership division	3,352	3,526
Outdoor Channel equipment and improvements	12,445	12,097
Property, plant and equipment, net	15,797	15,623
Amortizable intangible assets, net	820	11,292
Goodwill	44,457	44,457
Deferred tax assets, net	13,775	9,491
Deposits and other assets	2,139	605
Totals	$147,957	$151,822
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,902	$2,864
Accrued severance payments	341	18
Current portion of long-term debt and capital leases	—	708
Current portion of deferred revenue	225	422
Customer deposits	155	159
Total current liabilities	3,623	4,171
Accrued severance payments, net of current portion	44	16
Long-term debt, net of current portion	—	4,193
Deferred revenue, net of current portion	1,972	1,271
Derivative instruments	—	72
Deferred satellite rent obligations	344	295
Total liabilities	5,983	10,018
Commitments and contingencies—See Note 9
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 25,507 and 24,409 shares issued and outstanding	26	24
Additional paid-in capital	164,589	158,700
Deferred compensation	—	(1,520)
Accumulated other comprehensive income (loss):
Net unrealized losses on derivative instruments	—	(72)
Net unrealized gains on available-for-sale securities	48	36
Total accumulated other comprehensive income (loss)	48	(36)
Accumulated deficit	(22,689)	(15,364)
Total stockholders’ equity	141,974	141,804
Totals	$147,957	$151,822

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For The Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004
Revenues:
Advertising	$25,679	$22,769	$21,817
Subscriber fees	17,687	15,432	13,391
Membership income	5,156	4,707	4,746
Total revenues	48,522	42,908	39,954
Cost of services:
Programming	8,355	5,604	2,521
Satellite transmission fees	2,550	2,497	2,351
Production and operations	4,078	3,458	2,529
Other direct costs	1,151	1,355	1,101
Total cost of services	16,134	12,914	8,502
Other expenses:
Advertising	7,119	7,100	5,596
Selling, general and administrative	26,168	17,375	16,153
Non-cash compensation expense from exchange of stock options	—	—	47,983
Impairment of amortizable intangible assets	9,540	—	—
Depreciation and amortization	3,245	2,721	1,424
Total other expenses	46,072	27,196	71,156
Income (loss) from operations	(13,684)	2,798	(39,704)
Interest expense	(246)	(45)	(5)
Other income	2,692	943	120
Income (loss) before income taxes and minority interest	(11,238)	3,696	(39,589)
Income tax provision (benefit)	(3,913)	1,503	(16,011)
Income (loss) before minority interest	(7,325)	2,193	(23,578)
Minority interest in net income of consolidated subsidiary	—	—	682
Net income (loss)	$(7,325)	$2,193	$(24,260)
Earnings (loss) per common share:
Basic	$(0.30)	$0.10	$(1.52)
Diluted	$(0.30)	$0.09	$(1.52)
Weighted average number of common shares outstanding:
Basic	24,556	21,423	15,998
Diluted	24,556	24,732	15,998

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Common Stock		Common Stock Subscriptions	Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Stock	Capital	Compensation	(Loss)	Deficit)	Total
Balance, January 1, 2004	5,887	$118	$(30)	$(400)	$6,768	$—	$34	$6,703	$13,193
Comprehensive Income (Loss):
Net loss								(24,260)	(24,260)
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $4							9		9
Total comprehensive income (loss)									(24,251)
Effect of 5 for 2 split and change in par value	8,830	(103)			103				—
Common stock issued upon exercise of stock options	723				1,285				1,285
Stock subscriptions paid			30						30
Issuance of restricted stock to employees for services to be rendered	75				1,043	(1,043)			—
Amortization of deferred compensation						9			9
Stock exchanged for stock of subsidiary	3,070	3			54,100				54,103
Effect of exchange of stock options for stock options of subsidiary					47,983				47,983
Tax benefit from exercise of stock options					1,030				1,030
Retirement of treasury stock	(191)			400	(400)				—
Balance, December 31, 2004	18,394	$18	$—	$—	$111,912	$(1,034)	$43	$(17,557)	$93,382

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Common Stock		Common Stock Subscriptions	Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Stock	Capital	Compensation	(Loss)	Deficit)	Total
Balance, December 31, 2004	18,394	$18	$—	$—	$111,912	$(1,034)	$43	$(17,557)	$93,382
Comprehensive Income:
Net income								2,193	2,193
Effect of change in fair value of available-for-sale securities, net of deferred taxes of ($7)							(7)		(7)
Impact of cash flow hedge							(72)		(72)
Total comprehensive income									2,114
Common stock issued upon exercise of stock options	2,448	2			2,732				2,734
Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	67				861	(861)			—
Common stock issued upon sale to public, net of offering costs of $1,066	3,500	4			43,346				43,350
Amortization of deferred compensation						375			375
Change in estimate of tax benefit from exercise of stock options					(1,027)				(1,027)
Tax benefit from exercise of stock options					868				868
Tax benefit from vesting of restricted stock					8				8
Balance, December 31, 2005	24,409	$24	$—	$—	$158,700	$(1,520)	$(36)	$(15,364)	$141,804

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Common Stock		Common Stock Subscriptions	Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Stock	Capital	Compensation	(Loss)	Deficit)	Total
Balance, December 31, 2005	24,409	$24	$—	$—	$158,700	$(1,520)	$(36)	$(15,364)	$141,804
Comprehensive Income (Loss):
Net (loss)								(7,325)	(7,325)
Effect of change in fair value of available-for-sale securities, net of deferred taxes of ($25)							12		12
Impact of cash flow hedge							72		72
Total comprehensive income (loss)									(7,241)
Reclassification of deferred compensation upon adoption of SFAS 123R					(1,520)	1,520			—
Common stock issued upon exercise of stock options	768	2			911				913
Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	374
Share-based employee and service provider compensation expense					7,066				7,066
Purchase and retirement of treasury stock	(44)				(568)				(568)
Change in estimate of tax benefit from exercise of stock options					(816)				(816)
Tax benefit from exercise of stock options					816				816
Balance, December 31, 2006	25,507	$26	$—	$—	$164,589	$—	$48	$(22,689)	$141,974

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Operating activities:
Net income (loss)	$(7,325)	$2,193	$(24,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,478	2,730	1,424
Impairment of amortizable intangible assets	9,540	—	—
Provision for doubtful accounts	104	214	164
Realized gain on sale of available-for-sale securities	—	—	(34)
Minority interest in net income of consolidated subsidiary	—	—	682
Tax benefit from exercise of stock options in excess of recognized expense	(816)	—	1,030
Deferred tax provision (benefit), net	(3,915)	2,994	(17,684)
Compensation expense from exchange of stock options	—	—	47,983
Share-based employee and service provider compensation	7,066	375	9
Changes in operating assets and liabilities:
Accounts receivable	(1,628)	(686)	(1,215)
Income tax refund receivable	1,544	(1,552)	(1,126)
Prepaid programming costs	(332)	(1,775)	(606)
Other current assets	(240)	(554)	314
Deposits and other assets	(1,765)	(444)	(133)
Accounts payable and accrued expenses	38	(841)	1,914
Accrued severance payments	351	(31)	(291)
Customer deposits	(4)	98	61
Deferred revenue	504	178	(119)
Deferred satellite rent obligations	49	(17)	(68)
Net cash provided by operating activities	6,649	2,882	8,045
Investing activities:
Purchases of property, plant and equipment	(2,488)	(10,559)	(2,549)
Purchases of available-for-sale securities	(132,505)	(64,652)	(255)
Proceeds from sale of available-for-sale securities	129,255	26,550	85
Costs related to acquisition of minority interest	—	—	(593)
Net cash used in investing activities	(5,738)	(48,661)	(3,312)
Financing activities:
Principal payments on long-term debt and capital leases	(4,901)	(84)	(157)
Proceeds from issuance of long-term debt	—	4,950
Proceeds from exercise of stock options	913	2,734	1,285
Proceeds from common stock subscriptions receivable	—	—	30
Purchase of treasury stock	(568)	—	—
Tax benefit from exercise of stock options in excess of recognized expense	816	—	—
Proceeds from the sale of common stock, net of offering costs	—	43,350	—
Net cash provided by (used in) financing activities	(3,740)	50,950	1,158
Net increase (decrease) in cash and cash equivalents	(2,829)	5,171	5,891
Cash and cash equivalents, beginning of year	18,276	13,105	7,214
Cash and cash equivalents, end of year	$15,447	$18,276	$13,105
Supplemental disclosure of cash flow information:
Interest paid	$270	$45	$5
Income taxes paid	$1	$123	$1,139
Supplemental disclosures of non-cash investing and financing activities:
Issuance of restricted stock to employees for services rendered	$914	$861	$1,043
Retirement of treasury stock	$568	$—	$400
Fair value of common stock issued to acquire minority interest in subsidiary	$—	$—	$49,853
Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$12	$(7)	$9
Exchange of stock options for non-employee stock options ofsubsidiary	$—	$—	$4,250
Effect of net increase in fair value of cash flow hedge	$72	$—	$—

See Notes to Consolidated Financial Statements

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except per share data)

Note 1—Organization and Business

Description of Operations

Outdoor Channel Holdings, Inc. or “Outdoor Channel Holdings,” is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns GPAA, Inc. which in turn wholly owns The Outdoor Channel, Inc. and also is the sole member of GPAA, LLC. The Outdoor Channel, Inc. (“TOC”), operates The Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. In addition, TOC also operates Outdoor Channel 2 HD, which also is a national television network featuring programming produced utilizing high definition technology.

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

Other business activities consist of the promotion and sale of a gold prospecting expedition to our Cripple River property located near Nome, Alaska, and the sale of memberships in Lost Dutchman’s that entitle members to engage in gold prospecting on our Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon, and South Carolina properties. We have signed an agreement with another organization for the mutual use of these and other properties. Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC the entity that owns the building that houses our broadcast facility.

Note 2—Summary of Significant Accounting Policies

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

Cash and Cash Equivalents

We consider all highly-liquid investments with maturities of three months or less when acquired to be cash equivalents.

Subscriber Acquisition Fees

Subscriber acquisition fees are paid to obtain carriage on certain pay television distributors’ systems. Under certain of these agreements with pay television distributors, TOC is obligated to pay subscriber acquisition fees to the pay television distributors if they meet defined criteria for the provision of additional carriage for The Outdoor Channel on the pay television distributors’ systems. Such costs are accrued when TOC receives appropriate documentation that the distributors have met the contractual criteria and have provided the additional carriage.

Subscriber acquisition fees included in other assets, are amortized over the contractual period that the pay television distributor is required to carry the newly acquired TOC subscriber, generally 3 to 5 years. First the amortization is charged as a reduction of the subscriber fee revenue that the pay television distributor is obligated to pay us. If the amortization expense exceeds the subscriber fee revenue recognized on a per incremental subscriber basis, the excess amortization is included as a component of cost of services. We assess the recoverability of these costs periodically by comparing the net carrying amount of the subscriber acquisition fees to the estimates of future subscriber fees and advertising revenues. We also assess the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

Prepaid Programming Costs

We produce a portion of the programming we air on our channels in-house as opposed to acquiring the programming from third party producers. The cost of production is expensed when the show airs. As such, at year-end we have incurred costs for programming that is yet to air. These costs are accumulated on the balance sheet as “Prepaid programming costs.” Costs of specific shows will be charged to programming expense based on anticipated airings, when the program airs and the related advertising revenue is recognized. At the time it is determined that a program will not likely air, we charge to expense any remaining costs recorded in prepaid programming costs.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from 5 to 39 years.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

Amortizable Intangible Assets

Costs recorded in connection with the Company’s acquisition of the minority interest in TOC for multi-system cable operator (“MSO”) relationships were being amortized over a period of 21 years and 4 months and costs recorded for advertising customer relationships are being amortized over a period of either 3 or 4 years. TOC has the exclusive right to the trademark The Outdoor Channel. The costs of acquiring the trademark are being amortized on a straight-line basis over an estimated useful life of 15 years.

Impairment of Certain Long-Lived Assets

The impairment of long-lived assets with finite lives such as property and equipment, MSO relationships, customer relationships and trademarks, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. During 2006, we recognized an impairment charge of $9,540 related to the carrying value of our MSO relationships asset as more fully described in Note 3. We did not record any charges for the impairment of long-lived assets in 2005 or 2004.

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

Impairment is assessed at the “reporting unit” level by applying a fair value-based test. A reporting unit is defined as the same as, or one level below the operating segment level as described in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under the two-step approach, the carrying amount of the reporting unit is compared with its fair value. If the carrying amount of the reporting unit exceeds its fair value, the “implied” fair value (as defined in SFAS 142) of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. To date, we have not recognized any impairment of goodwill.

Derivative Instruments and Certain Hedging Activity

We account for derivatives and hedging activity under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Certain Hedging Activities” and Statement of Financial Accounting Standards No. 138 (“SFAS 138”) “Accounting for Derivative Instruments and Certain Hedging Activity, an amendment of SFAS No. 133.”  All derivatives are recognized on the balance sheet at their fair value. On the date we enter into a derivative contract, we

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

designate the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow hedge”). We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. During 2006, we retired two hedged term loans. Accordingly, as of December 31, 2006 we no longer have derivative instruments outstanding.

Advertising

We expense the cost of advertising and promotions as the advertisement or promotion takes place .

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

Lost Dutchman’s memberships are contractual arrangements that provide members with prospecting and mineral rights and the use of land and facilities for camping and recreational vehicle parking. Lost Dutchman’s memberships sold by the Company generally have payment terms that provide for a down payment and monthly installments and are non-interest bearing and unsecured. Revenues are generally recognized on a straight-line basis over the estimated average life (7 years) of the Lost Dutchman’s membership. We sell GPAA memberships for one to four years and also offer a GPAA lifetime membership (“Gold Life”). The majority of the memberships are for one year. Multi-year GPAA membership revenues are recognized on a straight-line basis over the life of a membership or an estimated life of 15 years for a lifetime membership. Merchandise sales for GPAA are recognized as sales when the

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

product is shipped and collection of the receivable is probable. Merchandise sales for GPAA are included in the “Membership income” revenue category.

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

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and trade publications regarding the financial health of our larger customers and changes in customer payment terms when making estimates of the uncollectibility of our trade accounts receivable balances. If we determine that the financial condition of any of our customers deteriorated or improved, whether due to customer specific or general economic conditions, we make appropriate adjustments to the allowance.

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

With our adoption of SFAS 123R on January 1, 2006, we present, on a prospective basis, the tax benefits from exercise of stock options in excess of recognized expense as a cash flow from financing activities in the accompanying 2006 consolidated statement of cash flows rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. This requirement reduces the amount reflected as net cash provided by operating activities and increases net cash provided by financing activities. Total cash flows remained unchanged from that which would have been reported under prior accounting rules. We recognize such benefits only if they have been realized which we determine by following the tax law method, which provides that current deductions are recognized before realizing the benefits of our net operating loss carry forwards. For the year ended December 31, 2005, tax benefit from the exercise of stock options in excess of recognized expense of $876 has been included in cash flows from operating activities.

Earnings (Loss) Per Share

Effective September 15, 2004, we effected a 5 for 2 split of our common stock in connection with our reincorporation in Delaware. All share and per share data has been adjusted where appropriate to reflect

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

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

The computation of diluted earnings per share takes into account the effects of the weighted average number of common shares outstanding of the assumed exercise of the outstanding non-vested restricted stock and stock options of the Company for the year ended December 31, 2005 adjusted for the application of the treasury stock method. The computation of diluted loss per common share for the years ended December 31, 2006 and 2004 does not take into account the effects of the weighted average number of common shares outstanding of the assumed exercise of the outstanding non-vested restricted stock and stock options of the Company because the effect of their assumed exercise would be anti-dilutive. The computation of diluted loss per common share for the year ended December 31, 2004 does not take into account the increase in the net loss attributable to the increase in minority interest in the net income of TOC that results from the assumed exercise of all of TOC’s outstanding stock options prior to the exchange of those options for our options on September 8, 2004 because the effects of the assumed exercise of TOC stock options were not material. The greatest number of shares potentially issuable by us upon the exercise of stock options and the vesting of restricted stock or performance units in any quarter during 2006, 2005 and 2004 that was not reflected in the weighted average number of common shares used in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive totaled 4,336, 965 and 5,630 shares, respectively.

The following table summarizes the calculation of the weighted average common shares outstanding for basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Numerators:
Net income (loss)	$(7,325)	$2,193	$(24,260)
Denominators:
Weighted average common shares outstanding—basic	24,556	21,423	15,998
Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	—	3,309	—
Diluted weighted average common shares outstanding—diluted	24,556	24,732	15,998

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 2—Summary of Significant Accounting Policies (Continued)

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

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified from amounts in the consolidated financial statements we originally filed before the restatements described in Note 3 either to conform to the 2006 presentations or to provide additional detail about our operating results and more fully comply with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. In particular certain amounts included under “expenses” in the 2005 and 2004 consolidated financial statements we originally issued have been reclassified in line items under either “cost of services” or “other expenses”. Cost of services includes programming, satellite transmission fees, production and operations and other direct costs. Other expenses include advertising, selling, general and administrative and depreciation and amortization. Further, to better match intangible assets with the segment to which they pertain, we have reclassified the amortizable intangible assets and the goodwill which were recorded in connection with the acquisition on September 8, 2004 of the remaining 17.6% minority interest in TOC along with the related amortization expense from “Corporate” to the “TOC” segment. Certain other changes have been made in the historical consolidated financial statements to conform to current presentations.

Note 3—Acquisition of Minority Interest in The Outdoor Channel, Inc.

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 3—Acquisition of Minority Interest in The Outdoor Channel, Inc. (Continued)

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

	Allocation	Estimated Useful Life
Multi-system operators (“MSO”) relationships	$10,573	21 years, 4 months
Advertising customer relationships:
Short form	1,351	4 years
Long form	621	3 years
Total identifiable intangible assets	12,545
Goodwill	44,457	Indefinite
Deferred tax liability associated with intangible assets	(5,001)
Minority interest in subsidiary	2,984
Aggregate purchase price	$54,985

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 3—Acquisition of Minority Interest in The Outdoor Channel, Inc. (Continued)

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

Summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of the year ended December 31, 2004 follows:

For the Year Ended December 31, 2004
Net revenues	$39,954
Net loss	(23,996)
Loss per share:
Basic	$(1.26)
Diluted	$(1.26)

The acquisition did not affect net revenues. The pro forma net loss and the related loss per share have been presented as if the acquisition had occurred on the first day of the year ended December 31, 2004 and includes (i) the effects of additional amortization related to certain intangible assets recorded, (ii) the elimination of the minority interest, (iii) the non-recurring net charge of $28,885 attributable to the exchange of options and (iv) the additional shares issued by Outdoor Channel Holdings.

Reassessment of Useful Life of MSO Relationships

During 2006, we reviewed the facts and circumstances regarding the useful life of our intangible assets attributable to multi-system cable operator (“MSO”) relationships as of September 8, 2004 when we completed the acquisition of the minority interest in TOC that we did not previously own and allocated a portion of the excess of the cost of the minority interest over the fair value of the underlying interest in the net identifiable assets acquired to the MSO relationships. After consideration of the facts and circumstances, the nature of our business, our experience with the MSOs of our network, and the proclivities of our industry, we have concluded that as of September 8, 2004 our MSO relationships asset had a definite life which we have estimated to be 21 years and 4 months and, accordingly, we reclassified all of the amounts originally allocated to the cost of MSO relationships from other non-amortizable intangible assets to amortizable intangible assets as of that date.

The accounting treatment resulting from this reassessment of the useful life of this asset has resulted in adjustments to amortization expense and certain other related adjustments to our previously issued consolidated financial statements as of and for the periods ended September 30, 2004 through June 30, 2006. We determined that the effects of these adjustments were immaterial individually and in the aggregate to our annual and quarterly reports filed prior to January 1, 2005 and thus we did not amend those filings. However, we determined the effects of these adjustments were material to our quarterly and

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 3—Acquisition of Minority Interest in The Outdoor Channel, Inc. (Continued)

annual reports filed for the periods ended March 31, 2005 through June 30, 2006 and we have amended all of those filings. The comparative consolidated financial statements in this report reflect the restated balances.

Considerations of Impairment of Intangible Assets

During 2006, we engaged third party consultants to review our business practices and strategy. Among the areas reviewed was our approach to growing our subscriber base through our relationships with MSOs. In September 2006, the consultants concluded, and the Board of Directors accepted their conclusions, that a complete revision of the terms of our relationships with MSOs was necessary to meet the subscriber growth goals established by us. Upon acceptance of that conclusion and the general strategy outlined by the consultants, we reviewed our amortizable MSO relationships and our other amortizable intangible assets (customer lists and trademarks) for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Based upon the changed circumstances, we concluded that, as of the date we accepted the consultants’ conclusion, our MSO relationships asset was fully impaired and that our other remaining amortizable intangible assets were not. Accordingly, we have charged to expense the remaining unamortized carrying value of the MSO relationships of $9,540 during the year ended December 31, 2006.

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

Note 4—Revenue To Be Earned Upon Collection

As of December 31, 2006, the approximate scheduled payments to be recognized as revenue, assuming such amounts are collected in future years from existing Lost Dutchman’s sales contracts, are as follows:

Years Ending December 31,	Amount
2007	$2,846
2008	2,168
2009	1,621
2010	1,173
2011	589
Thereafter	288
Total	$8,685

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 5—Subscriber Acquisition Fees

Subscriber acquisition fees, which are included in other assets as of December 31, 2006 and 2005, are comprised of the following:

	2006	2005
Subscriber acquisition fees, at cost	$2,080	$407
Accumulated amortization	(246)	(13)
Subscriber acquisition fees, net	$1,834	$394

Of the net balance at December 31, 2006, we expect $1,592 will be recognized as a reduction of subscriber fee revenue and $242 will be recognized as subscriber acquisition fee amortization expense in future periods. For the year ended December 31, 2006, $202 was charged to revenue and $30 was charged to expense. We expect to amortize the net balance as of December 31, 2006 as follows:

Years Ending December 31,	Amount
2007	$416
2008	416
2009	416
2010	403
2011	183
Total amortization	$1,834

For the years ended December 31, 2006 and 2005, we made cash payments of $1,673 and $407, respectively, relating to current subscriber acquisition fee obligations.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 6—Investment in Available-For-Sale Securities

The Company’s short-term investments in marketable debt and equity securities are classified as available-for-sale and are recorded at fair value at the end of each period. Gross realized gains and losses on sales of securities during 2006 and all amounts related to such investments prior to the year ended December 31, 2006 were not material. Included in investments in available-for-sale securities at December 31, 2006 and 2005 are equity investments and auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guarantee, and, accordingly, they are carried at cost, which approximates market value, and classified as current assets. We had unrealized net holding gains on marketable equity securities at December 31, 2006 and 2005 of $48 and $36, respectively, that are in accumulated other comprehensive income (loss).

The investments in available-for-sale securities is as follows:

	As of December 31,
	2006	2005
Auction rate securities	$41,250	$38,000
Equities	894	830
Total current securities	$42,144	$38,830

We consider the yields we recognize from auction rate securities and from cash held in our money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in other income as follows:

	2006	2005	2004
Interest income	$2,613	$864	$31
Dividend income	79	79	55
Gain on sale of securities	—	—	34
Total other income	$2,692	$943	$120

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 7—Property, Plant and Equipment and Amortizable Intangible Assets

Property, plant and equipment at December 31, 2006 and 2005 consist of the following:

	2006	2005
Membership division:
Land	$2,480	$2,480
Equipment	1,999	1,945
Buildings and improvements	1,620	1,580
Furniture and fixtures	144	144
Vehicles	857	850
	7,100	6,999
Less accumulated depreciation	(3,748)	(3,473)
Subtotals	3,352	3,526
Outdoor Channel:
Land	600	600
Buildings and improvements	5,407	2,073
Equipment	9,848	6,143
Furniture and fixtures	134	102
Vehicles	632	621
Leasehold improvements	593	412
Video library	—	211
Construction in progress	—	4,878
	17,214	15,040
Less accumulated depreciation	(4,769)	(2,943)
Subtotals	12,445	12,097
Totals	$15,797	$15,623

For the years ended December 31, 2006, 2005 and 2004, we recognized depreciation expense related to these assets of $2,314, $1,633, $1,109, respectively. Included in depreciation expense is amortization of capital leases of $1, $22 and $23, respectively.

Amortizable intangible assets as of December 31, 2006 and 2005 are summarized as follows:

	2006
	Advertising Customer Relationships	Trademark	Total Amortizable Intangibles
Residual value	$—	$—	$—
Weighted average amortization period	3 years, 8 months	15 years	4 years, 10 months
Gross carrying amount	$1,972	$219	$2,191
Less accumulated amortization	1,226	145	1,371
Net book value	$746	$74	$820

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 7—Property, Plant and Equipment and Amortizable Intangible Assets (Continued)

	2005
	MSO Relationships	Advertising Customer Relationships	Trademark	Total Amortizable Intangibles
Residual value	$—	$—	$—	$—
Weighted average amortization period	21 years, 4 months	3 years, 8 months	15 years	18 years, 6 months
Gross carrying amount	$10,573	$1,972	$219	$12,764
Less accumulated amortization	661	681	130	1,472
Net book value	$9,912	$1,291	$89	$11,292

As of December 31, 2006, the weighted average remaining useful economic lives of the advertising customer relationships, trademark and total amortizable intangibles are 1 year 4 months, 5 years 3 months and 1 year 9 months, respectively.

For the years ended December 31, 2006, 2005 and 2004, we incurred amortization expense as follows:

	MSO Relationships	Advertising Customer Relationships	Trademark	Total Amortizable Intangibles
2006	$372	$545	$15	$932
2005	496	545	14	1,055
2004	165	136	14	315

As of September 30, 2006, we deemed the MSO relationship asset to be fully impaired and correspondingly wrote-off the balance of $9,540 on that date.

The estimated aggregate amortization expense for the years subsequent to December 31, 2006 for advertising customer relationships and trademark are as follows:

Years Ending December 31,	Total Amortizable Intangibles
2007	$508
2008	268
2009	14
2010	14
2011	11
Thereafter	5
Total	$820

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 8—Long-Term Debt, Capital Lease Obligations and Lines of Credit

Bank Lines of Credit

On November 2, 2005, we renewed the revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”) we obtained in September 2004, extending the maturity date from September 5, 2005 to September 7, 2007 and increasing the total amount which can be drawn upon under the revolver from $5,000 to $8,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of our assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision. As of December 31, 2006 and 2005, we did not have any outstanding borrowings under this revolver.

Long-Term Debt and Capital Lease Obligations

On November 2, 2005, we obtained a $1,950 mortgage loan from the Bank which had a 10 year term with a 25 year amortization schedule. This loan carried a variable interest rate of LIBOR plus 1.35%. This loan was secured primarily by a Deed of Trust on our recently purchased broadcast facility located in Temecula, California and was also secondarily secured by the same assets as the revolver. It also contained customary financial and other covenants and restrictions including a change of control provision.

On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates on the floating rate long-term mortgage note and effectively fixed the interest rate on this loan at 6.59%. The notional principal amount was reduced by $7 per month through September 5, 2015 with the balance of the note amounting to $1,190 due on that date. We expected the cash flows related to the swap to be highly effective in offsetting the changes in cash flows of the variable rate debt. The change in such amount was also reflected in other comprehensive income (loss) as we had designated the contract as a cash flow hedge.

On November 2, 2005, we obtained a $3,000, five year, fully amortizing term loan. This term loan carried a variable interest rate of LIBOR plus 1.35%. This term loan was secured by the same assets as the revolver and contained customary financial and other covenants and restrictions including a change of control provision. On November 7, 2005, we entered into an interest rate swap agreement with the Bank to reduce the potential impact of increasing interest rates on the floating rate long-term note and effectively fixed the interest rate on this term loan at 6.35%. The notional principal amount was reduced by $52 per month until retired on September 5, 2010. The change in such amount was also reflected in other comprehensive income (loss) as we had designated the contract as a cash flow hedge.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 8—Long-Term Debt, Capital Lease Obligations and Lines of Credit (Continued)

Long-term debt and capital lease obligations at December 31, 2006 and 2005 consist of the following:

	2006	2005
Note payable to a bank, payable in monthly installments of $7 plus interest, calculated at an adjustable rate of 6.59% at December 31, 2005, due August 2015, secured by real estate	$—	$1,944
Note payable to a bank, payable in monthly installments of $52 plus interest, calculated at an adjustable rate of 6.35% at December 31, 2005, due September 2010, secured by substantially all of the Company’s assets	—	2,948
Capital lease obligations	—	9
Totals	—	4,901
Less current portion	—	708
Long-term portion	$—	$4,193

Covenant Violation and Retirement

Because we did not supply our financial statements for the three and nine months ended September 30, 2006 within the time frame prescribed by the Bank and because we did not meet the minimum profitability covenant for the three months ended September 30, 2006, we were in violation as of that date of two covenants relating to our two term loans and our revolving line-of-credit facility. Accordingly, these loans were callable by the Bank. On October 19, 2006, we elected to retire the two long-term loans, which had an aggregate balance of $4,321 plus accrued interest thereon. On March 22, 2007, we received notification that these covenant violations were waived for these occurrences but that these covenants continue for future periods. As of December 31, 2006, we were in compliance with the debt covenants and expect to be in compliance at least through December 31, 2007.

Note 9—Commitments and Contingencies

We, from time to time, are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, available-for-sale securities, and accounts receivable. We reduce credit risk by placing our temporary cash investments with major financial institutions with high credit ratings. At December 31, 2006, we had cash and cash equivalents of approximately $15,553 with major financial institutions in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

We reduce credit risk related to accounts receivable by routinely assessing the financial strength of our customers. We maintain an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 9—Commitments and Contingencies (Continued)

credit losses. As of December 31, 2006, we did not have one customer that accounted for 10% or more of our account receivable balance on that date.

Changes in our allowance for doubtful accounts were as follows:

	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year-ended December 31, 2006	$275	$104	$(171)	$208
Year-ended December 31, 2005	207	214	(146)	275
Year-ended December 31, 2004	234	164	(191)	207

As of December 31, 2006, our agreements for maintenance, advertising, promotional and talent, research and programming commit us to payments over several years and are estimated to be as follows:

Years Ending December 31,	Total	Maintenance Agreements	Advertising, Promotional and Talent	Research	Programming
2007	$6,065	$121	$1,737	$454	$3,753
2008	1,636	59	565	—	1,012
2009	61	61	—	—	—
Total	$7,762	$241	$2,302	$454	$4,765

We have entered into a severance and consulting agreement with the former CEO of TOC whereby we will pay to him or to others on his behalf approximately $325 and $44 in 2007 and 2008, respectively.

We appointed Roger L. Werner, Jr. President of Outdoor Channel Holdings, Inc. and entered into an employment agreement (the “Agreement”) with him, which sets forth terms and provisions governing his employment as Chief Executive Officer and President. The Agreement has an initial term of three years beginning October 16, 2006, which will be automatically extended each year for an additional one year term unless the other party provides written notice of non-renewal at least 60 days prior to the date of automatic renewal. The Agreement may be terminated at any time by either party with or without cause. The agreement contains provisions for severance payments in the event that the Company terminates Mr. Werner’s employment without “Cause” (as defined in the Agreement) or Mr. Werner resigns for “Good Reason” (as also defined in the Agreement). Mr. Werner’s annual salary is $300 and he received a signing bonus of $300 in 2006. Mr. Werner will be eligible during the year ending December 31, 2007 to receive an annual cash incentive payable for the achievement of performance goals in amounts that are equal to at least 50% of his base salary, and he is eligible to participate in all benefit programs available to our executive officers.

Operating Leases

We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2012. Generally, the most significant leases are satellite leases that require escalating rental payments. Rent expense is recognized on a straight-line

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 9—Commitments and Contingencies (Continued)

basis over each lease term. The excess of the expense accrued over the amounts currently payable is reflected as deferred satellite rent obligations in the accompanying consolidated balance sheets.

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders and officers of the Company. The lease agreements were renewed effective January 1, 2006 for a five-year term with 2 five-year renewal options, at our discretion. Monthly rental payments are $29 with a 3% per year escalator clause.

Rent expense, including rent paid to Musk Ox Properties, LP, aggregated to approximately $2,981, $2,962 and $2,604 in the years ended December 31, 2006, 2005 and 2004, respectively.

Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2006 are as follows:

Years Ending December 31,	Amount
2007	$2,721
2008	2,335
2009	2,104
2010	2,116
2011	1,701
Thereafter	560
Total	$11,537

Note 10—Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Current:
Federal	$—	$(1,558)	$1,216
State	2	67	457
Total current	2	(1,491)	1,673
Deferred:
Federal	(3,079)	2,710	(13,568)
State	(836)	284	(4,116)
Total deferred	(3,915)	2,994	(17,684)
Totals	$(3,913)	$1,503	$(16,011)

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 10—Income Taxes (Continued)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 were related to the following:

	2006	2005
Deferred tax assets:
Net operating loss	$7,909	$7,486
Share-based compensation	5,480	6,801
Deferred revenues	791	600
Deferred rent	135	117
Current state taxes	23	—
Provision for doubtful accounts	82	110
Other accrued liabilities	99	44
Alternative minimum tax credit	113	113
Difference in the timing of recognition of expense related to programming	366	—
Other	92	29
	15,090	15,300
Deferred tax liabilities:
Fixed assets	(327)	(251)
Intangible assets	(293)	(4,465)
Other	(103)	(78)
	(723)	(4,794)
Deferred tax assets, net	$14,367	$10,506

As of December 31, 2006, we have a federal net operating loss carry forward of approximately $18,457 after expected carry back and a California net operating loss carry forward of approximately $25,471. California will start to expire in 2015 and federal will start to expire in 2025. The alternative minimum tax credit of $113 does not expire. The Company believes it is more likely than not that the benefit associated with the deferred tax assets resulting from net operating loss carryforwards and other deferred tax assets will be ultimately realized based on its assessment of future taxable income during the periods in which the net operating losses remain available.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 10—Income Taxes (Continued)

The provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations are different than those computed based on the applicable statutory Federal income tax rate of 34% in 2006, 2005 and 2004 as shown below:

	2006	2005	2004
Federal income tax provision (benefit) at statutory income tax rate	$(3,821)	$1,258	$(13,588)
State taxes, net of federal benefit	(551)	222	(2,206)
Non-deductible expense	273	35	38
Deferred compensation	—	—	(198)
Effect of change in state tax rates	162	—	—
Other	24	(12)	(57)
Income tax provision (benefit)	$(3,913)	$1,503	$(16,011)

Note 11—Stock Incentive Plans

Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, performance units and stock appreciation rights (“SARs”) to our officers, directors, employees and service providers. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs. Prior to September 30, 2006 we had not awarded any performance units but did so in the fourth quarter of 2006.  Prior to the adoption of SFAS 123R, we used the intrinsic value method to account for stock options granted to employees and generally, made no charges against earnings with respect to those options at the date of grant since our employee options had exercise prices that were equal to the market price.  SFAS 123R requires that we elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. We have elected the method outlined in SFAS 123R, sometimes referred to as the “long haul” method, for this calculation.

We have four stock option plans: 1995 Stock Option Plan (the “1995 Plan”), Long-Term Incentive Plan (the “LTIP Plan”), Non-Employee Director Stock Option Plan (the “NEDSOP” Plan) and we assumed, on September 8, 2004, TOC’s 1997 Stock Option Plan (the “1997 Plan”). No more options can be issued under the 1995 or 1997 Plans. We also may grant stock options that are not covered under any of the stock option plans, with appropriate shareholder approvals, and have two such awards outstanding as of December 31, 2006. Options and stock grants are subject to terms and conditions as determined by our Board of Directors. Stock option grants are generally exercisable in increments of 25% during each year of employment beginning three months to one year from the date of grant. Generally, stock options expire five years from the date of grant. Options issued under our NEDSOP Plan are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% are vested. These options generally have 10 year lives.

Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the federal and state withholding on the total compensation the employees have realized as a

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 11—Stock Incentive Plans (Continued)

result of the vesting of these shares. In 2006, approximately 44 shares were so repurchased with a market value of approximately $568. We estimate that 45 to 50 shares will be so repurchased in 2007.

Following is a summary of the common stock reserved for issuance under the plans as of December 31, 2006:

		Total Granted and Outstanding
	Total Reserved	Options	Restricted Shares	Performance Units	Available for Future Grants
1995 Plan	251	251	—	—	—
NEDSOP	1,000	625	—	—	375
1997 Plan	888	888	—	—	—
Outside of plans	463	463	—	—	—
LTIP Plan	3,098	1,045	364	700	989
	5,700	3,272	364	700	1,364

We have not capitalized any share-based compensation to any of our assets. We expense awards at the earliest of its vesting schedule or pro rata on a straight line basis over the requisite service period. The following table summarizes the impact that share-based compensation expense recognized under SFAS 123R has had on our loss from operations, net loss, loss per basic and diluted common share for the year ended December 31, 2006:

	Compensation Related to
	Restricted Stock	Options	Performance Units	Total
Loss from operations	$1,074	$3,496	$2,496	$7,066
Net loss	652	2,403	1,515	4,570
Loss per common share:
Basic	$(0.03)	$(0.10)	$(0.06)	$(0.19)
Diluted	$(0.03)	$(0.10)	$(0.06)	$(0.19)

The adoption of SFAS 123R resulted in the recognition of share-based compensation related to our options. We would otherwise have recognized share-based compensation related to restricted stock and performance units under the intrinsic value method.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 11—Stock Incentive Plans (Continued)

Our historical net income (loss) and earnings (loss) per common share and pro forma net income (loss) and pro forma earnings (loss) per common share assuming compensation cost had been determined for 2005 and 2004 based on the fair value at the grant date for all awards by us, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123, and amortized ratably over the vesting period are set forth below:

	2005	2004
Net income (loss):
As reported	$2,193	$(24,260)
Add: Share-based employee compensation expense included in reported net loss, net of tax effects*	—	28,885
Deduct: Share-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax effects*	(1,729)	(2,623)
Pro forma—basic and diluted	$464	$2,002
Basic earnings (loss) per share:
As reported	$0.10	$(1.52)
Pro forma	$0.02	$0.13
Diluted earnings (loss) per common share:
As reported	$0.09	$(1.52)
Pro forma	$0.02	$0.13

*                    See Note 3

Stock Options

As a result of amendments of SFAS 123, we began charging the fair value of all employee stock options as of the date of grant to expense over the vesting period beginning with our fiscal quarter ending March 31, 2006. The adoption of SFAS 123R required us to record additional compensation expense which has a material adverse impact on our consolidated financial statements in periods subsequent to adoption.

In accordance with the provisions of SFAS 123, all issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 11—Stock Incentive Plans (Continued)

Additional Required Disclosures Related to Employee Stock Options

The fair value of each option granted by us in 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

	2006	2005	2004
Risk-free interest rate	4.3 - 4.9%	3.7 - 4.2%	1.7 - 4.2%
Dividend yield	0%	0%	0%
Expected life of the option	3.3 - 3.8 yrs	3.8 - 5.1 yrs.	3 mos. - 10 yrs.
Expected volatility	57.8 - 62.4%	37.7%	41.7 - 79.0%
Weighted average expected volatility	58.6%	37.7%	49.9%

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

A summary of the status of option activity under our four stock option plans and outside of those plans as of December 31, 2006, 2005 and 2004 and changes in options outstanding during the years then ended is presented in the table that follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding at beginning of year	3,564	$7.31	5,630	$4.12	1,648	$6.57
Options granted	505	12.40	385	14.60	705	13.88
Options granted in exchange for TOC options (see Note 3)	—	—	—	—	4,012	0.98
Options exercised	(768)	1.19	(2,448)	1.12	(723)	1.77
Options canceled or expired	(29)	13.33	(3)	6.14	(12)	5.71
Outstanding at end of year	3,272	$9.48	3,564	$7.31	5,630	$4.12
Options exercisable at end of period	2,076	$7.43	2,493	$4.77	4,579	$2.30

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 11—Stock Incentive Plans (Continued)

Certain additional information regarding our stock options follows:

	2006	2005	2004
Option price range at end of year	$0.92 - $1.75	$0.92 - $1.75	$0.92 - $1.75
Weighted-average grant-date fair value of 505; 385; and 705 options granted during 2006, 2005 and 2004, respectively, with an exercise price equal to the market price at the date of grant	$5.75	$5.48	$8.21
Weighted-average fair value of 4,012 options granted during 2004 with an exercise price less than the market price at the date of grant			$13.02
Weighted-average remaining contractual life of options exercisable at December 31,	2.9 years
Aggregate intrinsic value of options outstanding at December 31,	$12,423
Aggregate intrinsic value of options exercisable at December 31,	$11,799
Aggregate intrinsic value of options exercised during year	$8,028	$31,014	$8,940

The following table summarizes information about stock options outstanding at December 31, 2006, all of which are at fixed prices:

		Options Outstanding		Options Exercisable
		Weighted Average			Weighted
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Average Exercise Price
	(in thousands)			(in thousands)
$0.92 - $1.54	888	0.9 years	$0.95	888	$0.95
$3.32 - $4.60	70	0.3 years	3.54	66	3.48
$6.14 - $11.60	639	1.9 years	11.41	455	11.55
$12.10 - 15.75	1,675	6.8 years	13.52	667	13.64
	3,272	4.1 years	9.48	2,076	7.43

As of December 31, 2006, we have $5,997 of expense associated with stock options yet to be recognized which will be amortized as compensation expense over the employees’ remaining requisite service periods which on a weighted average basis is 1.8 years.

Performance Units

During the fourth quarter of 2006, we awarded two performance units of 400 shares each under the plans. One unit has a 4 year cycle, vesting 50 common shares when the closing share price of our common

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 11—Stock Incentive Plans (Continued)

stock over a 20 trading day period, no later than the expiration date, is equal to or greater than $11.96 and another vesting of 50 common shares when the 20 trading day average share price meets or exceeds $12.46. Another 100 common shares vest provided the 20 trading day average share price reaches $13.46, $14.46 and $15.46 hurdles, respectively. In November 2006, the first two hurdles were attained and thus an aggregate of 100 common shares vested and were issued.

Additional Required Disclosures Related to Employee Performance Units

The fair value of each performance unit granted by us in 2006 (none were granted in prior years) was estimated on the date of grant using a Monte Carlo model assuming equity returns, continuously compounded, following a normal distribution pricing model with the following assumptions and determinations:

	First Award	Second Award
Risk-free interest rate	4.8%	4.8%
Dividend yield	0%	0%
Closing per share price on grant date	$12.10	$12.10
Expected volatility	72.9%	72.9%
Estimated service period	0.6 years	1.1 years
Fair value of one common share	$11.59	$11.19

Expected volatilities are based on historical volatility of our stock. The risk-free rate is based on a blend of yields on 4-year and 5-year U.S. Treasury Securities. These securities included U.S. Treasury Strips and U.S. Treasury Notes. The U.S. Treasury Notes were adjusted to be a continuously compounded rate. As of December 31, 2006, we have $6,612 of expense associated with performance units yet to be recognized which will be amortized as compensation expense over the employee’s remaining requisite service periods which is less than 1 year in both cases and on a weighted average basis.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 11—Stock Incentive Plans (Continued)

Restricted Stock

A summary of the status of Outdoor Channel Holdings’ non-vested restricted shares as of December 31, 2006, 2005 and 2004 and the changes in restricted shares outstanding during the years then ended is presented in the table that follows:

	2006		2005		2004
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Non-vested at beginning of year	127	$14.43	75	$13.90	—	—
Granted	295	11.83	75	14.91	75	$13.90
Vested	(37)	13.70	(15)	13.90	—	—
Canceled or expired	(21)	14.13	(8)	14.95	—	—
Non-vested at end of year	364	$12.42	127	$14.43	75	$13.90

As of December 31, 2006, we have $3,682 of expense associated with restricted stock yet to be recognized which will be amortized as compensation expense over the employees’ and service providers’ remaining requisite service periods which on a weighted average basis is 1.8 years.

As of December 31, 2006, $16,291 of expense with respect to all non-vested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 1.5 years.

Note 12—Equity Transactions

Preferred Stock

As of December 31, 2006 and 2005, we were authorized to issue up to 25,000 shares of preferred stock, $0.001 par value per share in one or more series with designations, rights and preferences as determined by our Board of Directors, respectively.

Issuances of Common Stock by the Company

We received cash from the exercise of options as follows:

	2006	2005	2004
Number of options exercised	768	2,448	723
Cash proceeds	$913	$2,734	$1,285

In July 2005, we completed a public offering of our common stock, whereby we sold 3,500 shares of common stock and received net proceeds of $43,350. In addition, certain selling stockholders exercised options to buy 2,130 (inclusive of the underwriters over-allotment option) shares of common stock which

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 12—Equity Transactions (Continued)

were resold in the public offering. The shares sold by the selling stockholders were purchased immediately before the sale through the exercise of options they held to buy common shares from us.

We issued employees, directors and service providers in aggregate 295, 75, and 75 shares of restricted common stock in 2006, 2005 and 2004, respectively. The rights to these shares generally vest over a five year period. Included in the 2006 issuance are 56 shares issued to service providers. Of the restricted shares issued to service providers, 50 shares vest upon specific performance related to subscriber growth which we estimate will be fully earned and vested by the end of 2007. The rights to the remaining 6 shares issued to service providers vest annually over a five-year period. We did not grant any restricted shares to service providers prior to 2006.

Under SFAS 123R, the fair value of the shares, adjusted for a forfeiture assumption, at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet) will be amortized to share-based compensation expense as the rights to the restricted stock vest with an equivalent amount added to additional paid-in capital. For the service providers, however, the future charge will be recognized in accordance with Emerging Issue Task Force “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” Issue No. 96—18 (“EITF 96-18”) and will be retroactively adjusted to reflect the fair market value at the end of each reporting period until the shares vest when the related charge will be adjusted for the final time. Based on the closing market price on December 29, 2006 (the last trading day of 2006) of $12.83 per share, the fair value of these 56 shares of restricted stock was $718. Assuming the closing market price as of December 31, 2006 does not change over the remaining vesting period, we would have $349 of expense yet to be recognized.

Note 13—Related Party Transactions

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders and officers of the Company. In December 2005, the lease agreements were consolidated into one lease. The new lease agreement has a five-year term, expiring on December 31, 2010, with 2 five-year renewal options at our discretion. Monthly rental payments are $29 with a 3% per year escalator clause. Rent expense paid to Musk Ox Properties, LP totaled approximately $349, $251 and $244 in 2006, 2005 and 2004, respectively.

Note 14—Segment Information

Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), we report segment information in the same format as reviewed by our Chief Operating Decision Maker (the “CODM”). We segregate our business activities into TOC and the Membership Division. TOC is a separate business activity that broadcasts television programming on The Outdoor Channel and Outdoor Channel 2 HD 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on The Outdoor Channel) and subscriber fees. Lost Dutchman’s and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes magazine sales, advertisements within the magazine, the sale of products and services related to gold prospecting, gold

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 14—Segment Information (Continued)

expositions, expeditions and outings. Intersegment sales, which are excluded in the presentation below, amounted to $595 for each of 2006, 2005 and 2004.

Information with respect to these reportable segments for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Revenues	Income (Loss) Before Income Taxes and Minority Interest	Total Assets	Depreciation and Amortization		Additions to Property, Plant and Improvements
2006
TOC	$42,579	$(9,240)	$74,215	$12,735	(1)	$2,385
Membership Division	5,943	327	4,733	283		103
Subtotals of Segments	48,522	(8,913)	78,948	13,018		2,488
Corporate(2)	—	(2,325)	69,009	—		—
Totals	$48,522	$(11,238)	$147,957	$13,018		$2,488
2005
TOC	$37,527	$4,865	$79,025	$2,388		$10,224
Membership Division	5,381	280	5,017	342		335
Subtotals of Segments	42,908	5,145	84,042	2,730		10,559
Corporate(2)	—	(1,449)	67,780	—		—
Totals	$42,908	$3,696	$151,822	$2,730		$10,559
2004
TOC	$34,596	$(38,330)	$78,574	$1,080		$1,938
Membership Division	5,358	354	6,857	344		611
Subtotals of Segments	39,954	(37,976)	85,431	1,424		2,549
Corporate(2)	—	(1,613)	14,138	—		—
Totals	$39,954	$(39,589)	$99,569	$1,424		$2,549

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

Note 15—Fair Value of Financial Instruments

Our material financial instruments consist of cash and cash equivalents, investments in available-for-sale securities, accounts receivable, and accounts payable and accrued expenses. The carrying amounts of our financial instruments generally approximated their fair values at December 31, 2006 and 2005.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 16—401(k) Savings Plan

We maintain a 401(k) Plan (the “401(k) Plan”). We are required to make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee up to statutory maximums. During 2006, 2005 and 2004, we incurred total charges of approximately $141, $124 and $91 for employer matching contributions, respectively.

Note 17—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2006	2005
Trade accounts payable	$1,032	$1,580
Accrued payroll and related expenses	806	626
Estimated make-good accrual	590	280
Accrued expenses	474	378
Total	$2,902	$2,864

Note 18—Quarterly Financial Information (Unaudited)

Summarized unaudited operating data for each of the quarters in the years ended December 31, 2006 and 2005 follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2006
Revenue	$11,289	$10,927	$13,182	$13,124
Income (loss) from operations	(685)	(886)	(8,614)	(3,499)
Net income (loss)	(157)	302	(5,568)	(1,902)
Earnings (loss) per common share:
Basic	$(0.01)	$0.01	$(0.22)	$(0.08)
Diluted	$(0.01)	$0.01	$(0.22)	$(0.08)
2005
Revenue	$10,061	$10,014	$11,404	$11,429
Income from operations	604	715	137	1,342
Net income	377	437	248	1,131
Earnings per common share:
Basic	$0.02	$0.02	$0.01	$0.05
Diluted	$0.02	$0.02	$0.01	$0.04

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Note 18—Quarterly Financial Information (Unaudited) (Continued)

Year-end transactions that had a material impact on the operating results of the fourth quarter include:

2006
Programming	$932
Executive severance	377
Executive signing bonus	300
Promotional material	221
$1,830

Excluded from these charges are share-based compensation expense charges related to our new CEO for performance units that amounted to $2,496 in the fourth quarter of 2006.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report.  Based on this evaluation, we have concluded that as a result of a material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2006.

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management reviewed the results of this evaluation with the Audit Committee of our Board of Directors, and based on this evaluation, management has determined that as of December 31, 2006 a material weakness existed relating to inadequate financial department staffing and a lack of financial accounting expertise necessary to properly account for certain complex or non-routine transactions.  Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  This deficiency resulted in the need for certain adjustments to equity-based compensation expense including segment allocation of this expense and certain other expense estimates. Although none of these adjustments were material, until this deficiency is remediated, management has concluded that there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner.  Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria in Internal Control—Integrated Framework.

Remediation plan for material weakness in internal control over financial reporting

The lack of staff resources and financial expertise arose as a result of several issues including time constraints imposed on the accounting staff  as a result of our heavier than normal financial reporting requirements during the fourth quarter of 2006 carrying into February 2007, employee turnover and our inability to timely fill accounting and financial-related positions.  Our management, with the oversight of our Audit Committee, has devoted considerable effort to remediate the material weakness identified above.  However, as of December 31, 2006, we had not fully remediated the material weakness in our internal control over financial reporting.

We have already added one additional manager to the accounting department and we are actively recruiting to fill additional open positions.  In addition, we are implementing accounting software that will enhance our capabilities across many accounting disciplines, particularly as it relates to share-based compensation.  We will more fully develop the technical expertise of our existing staff and fill open positions with qualified replacements.   We will engage additional outside consultants to bolster our U.S. GAAP expertise until and after we have been successful in bringing the expertise in-house.

We believe that the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting and will, over time, address the material weakness that we have identified in our internal control over financial reporting as of December 31, 2006.  Many of the remedial actions we have taken are very recent, and other remedial actions are yet to be implemented including the hiring of additional personnel.  Because our remediation efforts include the hiring of additional personnel many of the controls in our current system of internal controls will still rely extensively on manual review and approval, and management will not be able to conclude that the material weakness has been eliminated until such additional personnel has been hired and the controls have been successfully operated and tested. While there can be no assurance that we will be successful on a timely basis, we believe that we should be able to adequately recruit and staff the accounting function. We expect the effort may take up to six months in order to complete the recruiting and hiring of additional staff.

We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by J.H. Cohn LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report which is included in this report.

Changes in internal control over financial reporting.

Other than as noted above, during the quarter ended December 31, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to the date referred to above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Outdoor Channel Holdings, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Outdoor Channel Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Outdoor Channel Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered  necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures  that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide  reasonable assurance that transactions are recorded as necessary to permit preparation of financial   statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2006, management has determined that a material weakness exists relating to inadequate financial department staffing and a lack of financial accounting expertise necessary to properly account for certain complex or non-routine transactions. This deficiency resulted in the need for certain adjustments to equity-based compensation expense including segment allocation of this expense and certain other expense estimates. Although none of these adjustments were material, until this deficiency is remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. This material weakness was considered in determining the nature, timing and extent of our audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 16, 2007 on those financial statements.

In our opinion, management’s assessment that Outdoor Channel Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effects of the material weakness described above in the achievement of the objective of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Trading Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements relating to new controls being implemented and tested.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the three year period ending December 31, 2006 and our report dated March 16, 2007 (which report included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment”) expressed an unqualified opinion.

/s/ J.H. Cohn LLP

San Diego, California
March 16, 2007

ITEM 9B.       OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10	.3*

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

10	.5*	1995 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference).
10	.6*

Form of Stock Option Agreement pursuant to the Company’s 1995 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10	.7*

The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).

10	.8*

Form of Stock Option Agreement pursuant to The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).

10	.9*

Non-Statutory Stock Option Plan and Agreement, dated as of November 13, 2003, by and between the Company and William A. Owen, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10	.10*

Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10	.11*

Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10	.12*

2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10	.13*	Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10	.14*	Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.15		Omitted.

10	.16*

Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended March 31, 2005 and incorporated herein by reference).

10	.17*

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

10	.21*

Optionholders Registration Rights Agreement by and among the Company, Ray V. Miller and Elizabeth J. Sanderson dated as of December 5, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2005 and incorporated herein by reference).

10	.22*

Lease by and between the Company and Musk Ox Properties, L.P. dated as of January 1, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

10.23

Employment Agreement with Roger L. Werner, Jr., effective as of October 16, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).

10.24		Form of Performance Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).
10.25

Amendment of Employment Agreement with Roger L. Werner, Jr., effective as of November 9, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2006 and incorporated herein by reference).

10.26

Separation Agreement and Release between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated December 21, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).

10.27

Consulting Agreement between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated January 2, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).

10.28

Form of Change of Control Severance Agreement (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2006, which was filed on February 16, 2007, and incorporated herein by reference).

21.1		Subsidiaries of Registrant
23.1		Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on signature page)
31.1		Certification by Chief Executive Officer
31.2		Certification by Chief Financial Officer
32	.1**	Section 1350 Certification by Chief Executive Officer
32	.2**	Section 1350 Certification by Chief Financial Officer

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

OUTDOOR CHANNEL HOLDINGS, INC.
By:	/s/ ROGER L. WERNER, JR.
Roger L. Werner, Jr., Chief Executive Officer and President
Dated: March 30, 2007

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Roger L. Werner, Jr. or William A. Owen, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof. This power of attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which taken together shall constitute one instrument.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PERRY T. MASSIE	Chairman of the Board	March 30, 2007
Perry T. Massie
/s/ ROGER L. WERNER. JR.	Chief Executive Officer and	March 30, 2007
Roger L. Werner. Jr.	President (Principal Executive Officer), Director
/s/ WILLIAM A. OWEN	Chief Financial Officer and	March 30, 2007
William A. Owen	Controller (Principal Financial and Accounting Officer)
/s/ THOMAS H. MASSIE	Executive Vice President,	March 30, 2007
Thomas H. Massie	Secretary and Vice Chairman of the Board
/s/ JERRY R. BERGLUND	Director	March 30, 2007
Jerry R. Berglund

/s/ DAVID C. MERRITT	Director	March 30, 2007
David C. Merritt
/s/ RAY V. MILLER	Director	March 30, 2007
Ray V. Miller
/s/ ELIZABETH J. SANDERSON	Director	March 30, 2007
Elizabeth J. Sanderson
/s/ T. BAHNSON STANLEY	Director	March 30, 2007
T. Bahnson Stanley