Form 10-Q
period 2007-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2007-05-10
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission file number: 000-17287

Outdoor Channel Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0074499
(State or other Jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

43445 Business Park Drive, Suite 103

Temecula, California 92590

(Address and zip code of principal executive offices)

(951) 699-6991

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 30, 2007
Common Stock, $0.001 par value	25,832,613

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For The Period Ended March 31, 2007

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,498	$15,447
Investment in available-for-sale securities	31,588	42,144
Accounts receivable, net of allowance for doubtful accounts of $218 and $208	6,523	6,845
Income tax refund receivable	222	2,299
Deferred tax assets, net	606	592
Prepaid programming costs	2,466	2,713
Other current assets	1,012	929
Total current assets	74,915	70,969

Property, plant and equipment at cost, net:
Membership division	3,352	3,352
Outdoor Channel	12,173	12,445
Property, plant and equipment, net	15,525	15,797
Amortizable intangible assets, net	680	820
Goodwill	44,457	44,457
Deferred tax assets, net	13,615	13,775
Deposits and other assets	2,171	2,139
Totals	$151,363	$147,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,604	$2,902
Accrued severance payments	284	341
Current portion of deferred revenue	249	225
Customer deposits	568	155
Total current liabilities	4,705	3,623

Accrued severance payments, net of current portion	41	44
Deferred revenue, net of current portion	1,968	1,972
Deferred satellite rent obligations	333	344
Total liabilities	7,047	5,983

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 25,843 and 25,507 shares issued and outstanding	26	26
Additional paid-in capital	166,994	164,589
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale securities	47	48
Total accumulated other comprehensive income	47	48
Accumulated deficit	(22,751)	(22,689)
Total stockholders’ equity	144,316	141,974
Totals	$151,363	$147,957

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Advertising	$6,048	$5,685
Subscriber fees	4,749	4,383
Membership income	1,129	1,221

Total revenues	11,926	11,289

Cost of services:
Programming	1,474	1,544
Satellite transmission fees	596	638
Production and operations	1,473	1,205
Other direct costs	208	208

Total costs of services	3,751	3,595

Other expenses:
Advertising	736	2,162
Selling, general and administrative	7,467	5,544
Depreciation and amortization	773	673

Total other expenses	8,976	8,379

Loss from operations	(801)	(685)

Interest expense	—	(78)

Other income	703	623

Loss before income taxes	(98)	(140)

Income tax provision (benefit)	(36)	17

Net loss	$(62)	$(157)

Loss per common share — basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	25,273	24,462

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2007

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, January 1, 2007	25,507	$26	$164,589	$48	$(22,689)	$141,974

Comprehensive loss:
Net loss					(62)	(62)
Effect of change in fair value of available-for-sale securities, net of deferred taxes				(1)		(1)
Total comprehensive loss						(63)

Common stock issued upon exercise of stock options	332		446			446

Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	20

Stock-based employee and service provider compensation expense			2,309			2,309

Purchase and retirement of treasury stock related to employee and service provider stock-based compensation activity	(16)		(167)			(167)

Change in estimate of tax benefit from exercise of stock options			(183)			(183)

Balance, March 31, 2007	25,843	$26	$166,994	$47	$(22,751)	$144,316

See notes to unaudited condensed consolidated financial statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(62)	$(157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	889	676
Provision for doubtful accounts	60	67
Stock-based employee and service provider compensation	2,309	815
Deferred tax provision (benefit), net	(36)	17
Tax benefits from exercise of stock options in excess of recognized expense	—	(651)

Changes in operating assets and liabilities:
Accounts receivable	262	(1,560)
Income tax refund receivable	2,077	—
Prepaid programming costs	247	(194)
Other current assets	(83)	(388)
Deposits and other assets	(147)	(69)
Accounts payable and accrued expenses	702	638
Deferred revenue	20	659
Customer deposits	413	482
Accrued severance payments	(60)	(4)
Deferred satellite rent obligations	(11)	12
Net cash provided by operating activities	6,580	343

Investing activities:
Purchases of property, plant and equipment	(362)	(1,189)
Purchases of available-for-sale securities	(16,726)	(32,638)
Proceeds from sale of available-for-sale securities	27,280	34,150
Net cash provided by investing activities	10,192	323

Financing activities:
Principal payments on long-term debt and capital leases	—	(182)
Proceeds from exercise of stock options	446	183
Purchase of treasury stock	(167)	—
Tax benefits from exercise of stock options in excess of recognized expense	—	651
Net cash provided by financing activities	279	652

Net increase in cash and cash equivalents	17,051	1,318
Cash and cash equivalents, beginning of period	15,447	18,276
Cash and cash equivalents, end of period	$32,498	$19,594

Supplemental disclosure of cash flow information:

Interest paid	$—	$78

Income taxes paid	$1	$—

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$(1)	$12

Change in estimate of tax benefit from exercise of stock options	$183	—

Retirement of treasury stock	$167	—

Effect of net increase in fair value of cash flow hedge	$—	$79

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share data)

NOTE 1—ORGANIZATION AND BUSINESS

Description of Operations

Outdoor Channel Holdings, Inc. or “Outdoor Channel Holdings,” is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns GPAA, Inc. which in turn wholly owns The Outdoor Channel, Inc. (“TOC”) and also is the sole member of GPAA, LLC. Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. In addition, TOC also operates Outdoor Channel 2 HD, which also is a national television network featuring programming produced utilizing high definition technology.

Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel, and from advertisements in “Gold Prospectors & Treasure Hunters in the Great Outdoors” magazine; subscriber fees paid by cable and satellite service providers that air Outdoor Channel; membership fees from members in both LDMA-AU, Inc. (“Lost Dutchman’s”) and Gold Prospector’s Association of America, LLC (“GPAA”); and other income including income from sales of products and services related to gold prospecting, gold expositions, expeditions and outings.

NOTE 2—UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and its results of operations and cash flows for the three months ended March 31, 2007 and 2006. Information included in the consolidated balance sheet as of December 31, 2006 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2006 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) for the year ended December 31, 2006 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K.

Certain amounts in the 2006 unaudited condensed consolidated financial statements have been reclassified to conform to the 2007 presentation. The results of the Company’s operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year ending December 31, 2007.

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

We have not capitalized any share-based compensation to any of our assets. We expense awards at the earliest of its vesting schedule or pro rata on a straight line basis over the requisite service period. The following table summarizes share-based compensation expense for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006

Restricted stock	$153	$102
Options	503	713
Performance units	1,653	—
Total share-based compensation expense	$2,309	$815

During the quarter ended March 31, 2007 one employee transitioned to a service provider, therefore on a go forward basis the Company will follow the guidance in Emerging Issue Task Force “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjuction with Selling, Goods or Services” Issue No. 96-18 (“EITF 96-18”) related to accounting for these options. No other options were issued during this period. As of March 31, 2007, the fair value of these stock options was estimated to be $0.47 per share. During the three months ended March 31, 2007, the impact on stock-based compensation expense related to a change in our estimated forfeiture rate related to thse options was to decrease expense by $131. This change in estimate did not materially impact loss per common share. We granted 60 employee stock options in the three months ended March 31, 2006 which had a weighted average fair value estimated to be $6.78 per share. The estimated values were derived by using the Black-Scholes option pricing model with the following respective assumptions:

	For the Three Months Ended March 31,
	2007	2006

Risk-free interest rate	4.9%	4.3 – 4.6%
Dividend yield	0%	0%
Expected life of the option	308 days	3.75 years
Volatility factor	39.5%	55.8 – 58.9%
Weighted average volatility factor	39.5%	58.4%

Expected volatilities are based on historical volatility of our stock. We have adopted the guidance of the SEC’s Staff Accounting Bulletin No. 107 that notes if share options have “plain vanilla” characteristics, a simplified method of estimating the expected life of the option may be employed temporarily. The simplified method utilizes the average of the vested term and the original contract term. We have experienced certain events that indicate that our long-term historical experience is no longer valid. As such we adopted the simplified method. Our short-term historical experience with exercise and post-vesting employment termination behavior supports this method for determining the options’ expected life. When sufficient historical experience has been obtained, we will use such experience for future estimations of the expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

NOTE 4—LOSS PER COMMON SHARE

We have presented “basic” and “diluted” loss per common share in the accompanying condensed consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during each period. The calculation of diluted loss per common share is similar to that of basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company were issued during the period if any such issuances would have had a dilutive effect.

For the three months ended March 31, 2007 and 2006, the computation of diluted loss per common share does not take into account any of our outstanding stock options and restricted stock because the effect of their assumed exercise would be anti-dilutive. The number of shares potentially issuable by the Company at March 31, 2007 and 2006 upon the exercise of stock options and upon the vesting of restricted stock that were not included in the computation of net loss per common share because they were anti-dilutive totaled 3,991 and 3,558, respectively.

NOTE 5—EQUITY TRANSACTIONS

Issuances of Common Stock by the Company

For the three months ended March 31, 2007 and 2006, we received cash from the exercise of options as follows:

	For the Three Months Ended March 31,
	2007	2006

Number of options exercised	332	174
Cash proceeds	$446	$183

During the three months ended March 31, 2007, we issued employees 34 shares of restricted stock while 14 shares of restricted stock have been canceled due to employee turnover. During the third quarter of 2006, we issued 56 shares to service providers. The rights to 6 shares issued to service providers vest annually over a five-year period. The rights to 50 shares vest upon specific performance related to subscriber growth.

Under SFAS 123R, the fair value of restricted stock and options, adjusted for a forfeiture assumption, at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the condensed consolidated balance sheet) will be amortized to share-based compensation expense as the rights to the restricted stock and options vest with an equivalent amount added to additional paid-in capital. Changes to forfeiture assumptions are based on actual experience and are recorded in accordance with the rules related to accounting for changes in estimates. For the service providers, however, the future charge will be recognized in accordance with EITF 96-18 and will be retroactively adjusted to reflect the fair market value at the end of each reporting period until the restricted stock or options vest at which point the related charge will be adjusted for the final time. Previously we had estimated that all 50 of the performance related restricted shares would vest by the end of 2007. We revise this estimate at the end of each reporting period and as of March 31, 2007 we believe that 35 shares will vest by the end of 2007. We do not expect any of these shares will potentially vest beyond 2007. Based on the closing price on December 29, 2006, (the last trading day of 2006) this change in estimated number of shares reduced stock-based compensation expense in the three months ended March 31, 2007 by $197. Based on the closing market price on March 30, 2007 (the last trading day of the quarter) of $10.22 per share, the fair value of these 56 shares of restricted stock was $572. The reduction of stock-based compensation expense in the three months ended March 31, 2006 that resulted because of a lower period end stock price for these shares was $106. The combined effect of the two changes in estimate on loss per common share was to decrease the loss by $0.01. Assuming the closing market price as of March 31, 2007 does not change over the remaining vesting period, we would have $136 of expense yet to be recognized.

Stock Options

Descriptions of Outdoor Channel Holdings’ stock option plans are included in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of March 31, 2007 and 2006 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	As of March 31,		As of March 31,
	2007		2006
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of period	3,272	$9.48	3,564	$7.31
Options granted	—	—	60	14.26
Options exercised	(332)	1.34	(174)	1.05
Options canceled or expired	(20)	13.77	(13)	11.85
Outstanding at end of period	2,920	10.38	3,437	7.73
Options exercisable at end of period	1,953	8.97	2,395	5.82

Certain additional information regarding our stock options follows:

	2007	2006

Option price range at March 31,	$0.92 - $15.75	$0.92 - $15.75
Weighted-average grant-date fair value of 60 options granted during 2006, with an exercise price equal to the market price at the date of grant	$—	$6.78
Weighted-average remaining contractual life of options exercisable at March 31,	3.2 years	3.0 years
Aggregate intrinsic value of options outstanding at March 31,	$5,827	$14,076
Aggregate intrinsic value of options exercisable at March 31,	$5,770	$13,945
Aggregate intrinsic value of options exercised during period	$3,204	$1,754

Restricted Stock

A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of March 31, 2007 and 2006 and the changes in restricted shares outstanding during the years then ended is presented in the table that follows:

	As of March 31,		As of March 31,
	2007		2006
	Shares (in thousands)	Weighted Average Grant-Date Fair Value	Shares (in thousands)	Weighted Average Grant-Date Fair Value

Nonvested at beginning of period	364	$12.42	127	$14.43
Granted	34	12.85	—	—
Vested	(13)	12.06	—	—
Canceled or expired	(14)	13.63	(6)	14.95
Nonvested at end of period	371	12.43	121	14.14

Expense to be Recognized

Expense associated with our stock based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of March 31, 2007 and 2006 are as follows:

	March 31, 2007		March 31, 2006
	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods

Stock options	$3,220	1.4	$6,171	1.9
Restricted stock	3,246	1.8	1,418	2.3
Performance units	4,959	0.8	—	—

Total	$11,425	1.2	$7,589	2.0

NOTE 6—RELATED PARTY TRANSACTIONS

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders, directors and officers of Outdoor Channel Holdings. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 five-year renewal options at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalator clause. Rent expense paid to Musk Ox Properties, LP totaled approximately $90 and $87 in the three months ended March 31, 2007 and 2006, respectively. On April 24, 2007, in conjunction with the sale of the Membership Division (see Note 10-Subsequent Events), which resulted in our occupying less space, we have amended the lease with Musk Ox Properties, LP. The monthly rent is reduced to $17 per month through the end of 2007 with a 3% per year escalator thereafter.

NOTE 7—INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Our short term investments in marketable debt and equity securities are classified as available-for-sale and are recorded at fair value at the end of each period. Gross realized gains and losses on sales of these securities during the three months ended March 31, 2007 and 2006 and all amounts related to such investments prior to the three months ended March 31, 2007 and the year ended December 31, 2006 were not material. Included in investments in available-for-sale securities at March 31, 2007 and December 31, 2006 are investments in auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty and, accordingly, they are carried at cost, which approximates fair value, and classified as current assets. We had unrealized net holding gains on marketable equity securities at March 31, 2007 and December 31, 2006 of $47 and $48, respectively, that are in “accumulated other comprehensive income”.

The investment in available-for-sale securities is as follows:

	As of March 31, 2007	As of December 31, 2006

Auction rate securities	$30,695	$41,250
Equities	893	894
Total available-for-sale securities	$31,588	$42,144

We consider the yields we recognize from auction rate securities and from cash held in our money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in other income for the three months ended March 31, 2007 and 2006 as follows:

	For the Three Months Ended March 31,
	2007	2006

Interest income	$684	$608
Dividend income	19	15
Total other income	$703	$623

NOTE 8—INCOME TAX PROVISION

The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34%. That portion of the current year SFAS 123R compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. For the three months ended March 31, 2007 and 2006, we recognized a charge of $54 and $151, respectively, related to ISOs under SFAS 123R compensation expense.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty of Income Taxes – an interpretation of FAS No. 109,” (“FIN 48”) which addresses the uncertainty of income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. We believe any future potential adjustments of these carryforwards will be immaterial to our financial statements. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2007, we believe that there are no significant uncertain tax positions, and no amounts have been recorded for interest and penalties. We do not anticipate any events that would require us to record a liability related to any uncertain income tax position in 2007 as prescribed by FIN 48.

NOTE 9—SEGMENT INFORMATION

Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), we report segment information in the same format as reviewed by our Chief Operating Decision Maker (the “CODM”). We segregate our business activities into TOC and the Membership Division. TOC is a separate business activity that broadcasts television programming on Outdoor Channel and Outdoor Channel 2 HD 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Lost Dutchman’s and GPAA membership sales and related activities are reported in the Membership Division. The Membership Division also includes magazine sales, advertisements within the magazine, the sale of products and services related to gold prospecting, gold expositions, expeditions and outings. Intersegment sales, which are excluded in the presentation below, amounted to $120 and $149 in each of the three months ended March 31, 2007 and 2006, respectively.

In April 2007, we began to actively pursue the sale of our Membership Division (see Note 10–Subsequent Events). We have disclosed the Membership Division as part of continuing operations in accordance with the provisions of SFAS 144.

Information with respect to these reportable segments as of and for the three months ended March 31, 2007 and 2006 is as follows:

	Revenues	Loss Before Income Taxes	Total Assets	Depreciation and Amortization	Additions to Property, Plant and Improvements
As of and for the Three Months Ended: March 31, 2007

TOC	$10,657	$679	$78,769	$828	$301
Membership Division	1,269	73	5,600	61	61
Subtotals of Segments	11,926	752	84,369	889	362
Corporate*	—	(850)	66,994	—	—
Totals	$11,926	$(98)	$151,363	$889	$362

March 31, 2006
TOC	$9,910	$554	$80,956	$605	$1,177
Membership Division	1,379	189	5,854	71	12
Subtotals of Segments	11,289	743	86,810	676	1,189
Corporate*	—	(883)	68,128	—	—
Totals	$11,289	$(140)	$154,938	$676	$1,189

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

NOTE 10—SUBSEQUENT EVENTS

In December 2006, our Board of Directors authorized a special committee of the board to consider various alternatives regarding the strategic plans of the Membership Division.  On April 20, 2007, after considering and analyzing various alternatives including the continued operation, the possible sale or the liquidation of such division, the special committee concluded that the operations of the Membership Division is no longer strategic to the core business of The Outdoor Channel, Inc. and approved the sale of such division to Mr. Thomas H. Massie, a principal stockholder, director and officer of Outdoor Channel Holdings.  On April 24, 2007, we consummated the sale of the businesses, for cash, for a purchase price of $3,589 which is the combined carrying value of the businesses.  Included in the carrying value was approximately $2,025 of cash and $389 of net intercompany receivable which was paid by the parent to the Membership Division in April 2007.

The balance as of March 31, 2007 of major classes of assets and liabilities of the Membership Division, including $389 of intercompany receivables, are as follows:

As of March 31, 2007

Total current assets	$2,609
Total fixed assets	3,352
Total other assets	28
Total assets	5,989

Total current liabilities	963
Total long-term liabilities	1,437
Total liabilities	2,400
Net carrying value	$3,589

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

General

Through our indirect wholly owned subsidiary, The Outdoor Channel, Inc. or TOC, we own and operate Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. TOC revenues include (1) advertising fees from advertisements aired on Outdoor Channel and fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on Outdoor Channel; and (2) subscriber fees paid by cable and satellite service providers that air Outdoor Channel. Outdoor Channel Holdings also wholly owns 43455 BPD, LLC that owns the building housing our broadcast facility.

We also own and operate businesses we refer to as the “Membership Division”. These businesses include: LDMA-AU, Inc., which we refer to as Lost Dutchman’s, and Gold Prospector’s Association of America, LLC, which we refer to as GPAA. Lost Dutchman’s is a national gold prospecting campground club with properties in Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon and South Carolina. Among other services offered, GPAA is the publisher of the Gold Prospector & Treasure Hunters in the Great Outdoors magazine. In addition, we are the owner of a 2,300 acre property near Nome, Alaska used to provide outings for a fee to the members of Lost Dutchman’s and GPAA. Membership fees are earned from members in both Lost Dutchman’s and GPAA and other income including magazine sales, products and services related to gold prospecting, gold expositions, expeditions and outings.

In December 2006, our Board of Directors authorized a special committee of the board to consider various alternatives regarding the strategic plans of the Membership Division.  On April 20, 2007, after considering and analyzing various alternatives including the continued operation, the possible sale or the liquidation of such division, the special committee concluded that the operations of the Membership Division is no longer strategic to the core business of The Outdoor Channel, Inc. and approved the sale of such division to Mr. Thomas H. Massie, a principal stockholder, director and officer of Outdoor Channel Holdings.  On April 24, 2007, we consummated the sale of the businesses, for cash, for a purchase price of $3,589,000 which is the combined carrying value of the businesses.  Included in the carrying value was approximately $2,025,000 of cash and $389,000 of net intercompany receivable which was paid by the parent to the Membership Division in April 2007.  In this report, we have disclosed the Membership Division as part of continuing operations in accordance with the provisions of SFAS 144, and we will be reporting the sale of the Membership Division as discontinued operations in subsequent filings.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements” which establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact, if any, the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

The FASB had issued certain other accounting pronouncements as of March 31, 2007 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended March 31, 2007.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2007	2006	$	%	2007	2006
Revenues:
Advertising	$6,048	$5,685	$363	6.4%	50.7%	50.4%
Subscriber fees	4,749	4,383	366	8.4	39.8	38.8
Membership income	1,129	1,221	(92)	(7.5)	9.5	10.8
Total revenues	11,926	11,289	637	5.6	100.0	100.0

Cost of services:
Programming	1,474	1,544	(70)	(4.5)	12.4	13.7
Satellite transmission fees	596	638	(42)	(6.6)	5.0	5.7
Production and operations	1,473	1,205	268	22.2	12.3	10.7
Other direct costs	208	208	—	—	1.7	1.8
Total cost of services	3,751	3,595	156	4.3	31.4	31.9

Other expenses:
Advertising	736	2,162	(1,426)	(66.0)	6.2	19.1
Selling, general and administrative	7,467	5,544	1,923	34.7	62.6	49.1
Depreciation and amortization	773	673	100	14.9	6.5	6.0
Total other expenses	8,976	8,379	597	7.1	75.3	74.2

Loss from operations	(801)	(685)	(116)	16.9	(6.7)	(6.1)

Interest expense	—	(78)	78	(100.0)	—	(0.7)

Other income	703	623	80	12.8	5.9	5.5

Loss before income taxes	(98)	(140)	42	(30.0)	(0.8)	(1.3)

Income tax provision (benefit)	(36)	17	(53)	(311.8)	(0.3)	0.1

Net loss	$(62)	$(157)	$95	(60.5)%	(0.5)%	(1.4)%

Revenues

Our revenues include revenues from (1) advertising fees; and (2) subscriber fees. Advertising revenue is generated from the sale of advertising time on Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on Outdoor Channel.

Membership income is generated by our activities other than the operation of Outdoor Channel and includes membership sales, magazine sales, merchandise sales, and from the sale of advertising space in publications such as the Gold Prospectors & Treasure Hunters in the Great Outdoors magazine and sponsored outings and expeditions in connection with GPAA and Lost Dutchman’s. On April 24, 2007, we consummated the sale of these businesses, for cash, for a purchase price of $3,589,000 which is the combined carrying value of the businesses (see Note 10–Subsequent Events). In this report, we have disclosed the Membership Division as continuing operations in accordance with the provisions of SFAS 144, and we will be reporting the sale of the Membership Division as discontinued operations in subsequent filings.

Results of Operations

Total revenues for the three months ended March 31, 2007 were $11,926,000, an increase of $637,000, or 5.6%, compared to revenues of $11,289,000 for the three months ended March 31, 2006. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended March 31, 2007 was $6,048,000, an increase of $363,000 or 6.4% compared to $5,685,000 for the three months ended March 31, 2006. For March 2007, Nielsen estimated that Outdoor Channel had 30.0 million viewers compared to 26.2 million for the same period a year ago. The increase in advertising revenue for the three months ended March 31, 2007 principally reflects higher prices paid for advertising time with some incremental advertising inventory retained by us to sell. These factors contributing to the increase were offset somewhat by less revenue generated from third party programming as a slightly higher percentage of our inventory was retained for our in-house sales. We expect demand for our advertising inventory will continue to be strong reflecting our position within our programming genre and niche.

Nielsen revises its estimate of the number of subscribers to our channel each month, and for May 2007 Nielsen decreased its estimate to 29.4 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.

Subscriber fees for the three months ended March 31, 2007 were $4,749,000, an increase of $366,000 or 8.4% compared to $4,383,000 for the three months ended March 31, 2006. The increase in subscriber fees for the period was primarily due to an increased number of paying subscribers both from new affiliates and from existing distributors as well as contractual subscriber fee rate increases with existing service providers carrying Outdoor Channel.

We plan to accelerate our subscriber growth utilizing various means including deployment of rate relief for new and existing subscribers and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense. As a result of a combination of these tactics, we anticipate subscriber fee revenue; net will decrease over the short-term future as we deploy this strategy.

Membership income for the three months ended March 31, 2007 was $1,129,000, a decrease of $92,000 or 7.5% compared to $1,221,000 for the three months ended March 31, 2006. The decline was principally due to the timing of the receipt of payments related to memberships. Receipt of payments impacts our revenue recognition related to memberships purchased with time payments.

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and cost of merchandise sold. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the three months ended March 31, 2007 was $3,751,000, an increase of $156,000 or 4.3%, compared to $3,595,000 for the three months ended March 31, 2006. As a percentage of revenues, total cost of services was 31.4% and 31.9% in the three months ended March 31, 2007 and 2006, respectively. Our level of cost of services reflects the similar levels of service being provided during the comparative quarters. The improved rate reflects the impact of price increases noted above.

Programming expenses for the three months ended March 31, 2007 were $1,474,000, a decrease of $70,000 or 4.5% compared to $1,544,000 for the three months ended March 31, 2006. The decrease is principally a result of replacing one show title mid-quarter with another lower cost title reflecting a temporary change in programming strategy.

Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule has typically been over 2 or 4 quarters that generally does not extend over more than 2 years. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming. We do not make any further expense or asset adjustments if in subsequent periods demand brings episodes to air that had previously been fully expensed. Programming expenses are expected to stabilize over the near term. Further, we are considering a new programming strategy which will include more airings per show including a greater number of repeat episodes within the quarter and potentially more quarters extending over more years. As this plan is developed we will reconsider the appropriate timing of the charge to expense of our programming costs.

Satellite transmission fees for the three months ended March 31, 2007 were $596,000, a decrease of $42,000, or 6.6%, compared to $638,000 for the three months ended March 31, 2006. We do not expect significant fluctuations in satellite transmission fees other than marginal adjustments.

Production and operations costs for the three months ended March 31, 2007 were $1,473,000, an increase of $268,000, or 22.2%, compared to $1,205,000 for the three months ended March 31, 2006. The increase in costs principally relates to increased spending related to an annual programming event and costs related to the support of our new broadcast facility have contributed to the increased production and operation costs.

Other direct costs for the three months ended March 31, 2007 and 2006 were $208,000. These costs are other support costs that will vary marginally quarter to quarter and we expect will grow at a slower rate of growth than our revenue.

Other Expenses

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; and (3) depreciation and amortization.

Total other expenses for the three months ended March 31, 2007 were $8,976,000, an increase of $597,000 or 7.1%, compared to $8,379,000 for the three months ended March 31, 2006. As a percentage of revenues, total expenses were 75.3% and 74.2% in the three months ended March 31, 2007 and 2006, respectively. The increase in other expenses was due to several factors including $1,003,000 from the recognized expense related to performance units granted to our new CEO in the fourth quarter of 2006, additional depreciation expense resulting from our broadcast facility which was placed into service effective April 1, 2006, increased accounting fees incurred in the first quarter of 2007 related to a heavier financial reporting effort than normal and increased professional fees related to consultants hired to help us execute our business plan as well as helping us assess our Membership Division segment. Offsetting some of the aggregate increase is less spending on advertising costs as more fully described below.

Advertising expenses for the three months ended March 31, 2007 were $736,000, a decrease of $1,426,000 or 66.0% compared to $2,162,000 for the three months ended March 31, 2006. We reduced our spending on advertising in the first quarter related to our print media campaigns and our race program sponsorship. We believe that our advertising expenses will substantially increase over the short-term future as we continue to deploy tactics to increase our subscriber base and the number of viewers watching our programming.

Selling, general and administrative expenses for the three months ended March 31, 2007 were $7,467,000, an increase of $1,923,000 or 34.7% compared to $5,544,000 for the three months ended March 31, 2006. As a percentage of revenues, selling, general and administrative expenses were 62.6% and 49.1% in the three months ended March 31, 2007 and 2006, respectively. We granted our new CEO two traunches of performance units of 400,000 shares each which vest in 50,000 share increments based upon our stock price reaching stipulated levels. We have calculated their fair value using a lattice model. The first traunch has an estimated value of $4,634,000 and has an expected service period of 0.6 years. In the three months ended March 31, 2007, we recognized $745,000 related to this grant. The second grant of 400,000 performance units which also vest in 50,000 share increments based upon our stock price reaching stipulated levels was calculated to have a fair value of $4,474,000 and an expected service period of 1.1 years. In the three months ended March 31, 2007, we recognized $908,000 of compensation expense related to this grant. The remainder of the increase in selling, general and administrative fees related primarily to increased research fees to support our selling efforts, consulting fees pertaining to assistance in the execution of our strategic plan, accounting fees for heavier than normal financial reporting and for the audit of our evaluation of the effectiveness of our internal control over financial reporting in 2007 related to the 2006 fiscal year and to other operating costs.

We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees which might be in the form of advertising support, in excess of the related subscriber revenue as well as other marketing, advertising and promotion expenses as we continue to work to gain increased distribution of our channel, as well as from increases in other corporate expenses. We anticipate we will incur compensation costs in the amount of $6,612,000 in the year ending December 31, 2007 related to the performance units granted to our new CEO.

Depreciation and amortization for the three months ended March 31, 2007 were $773,000, an increase of $100,000 or 14.9% compared to $673,000 for the three months ended March 31, 2006. The increase in depreciation primarily relates to our broadcast facility which was placed into service April 1, 2006.

Loss from Operations

Loss from operations for the three months ended March 31, 2007 was $801,000, a change of $116,000 compared to $685,000 for the three months ended March 31, 2006. As discussed above, this larger loss was driven by the expense of performance units and was partially offset by growth of our revenue and less spending on advertising. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, possible subscriber rate relief to our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the short-term future until scale is achieved to reverse the trend. There can be no assurance that these strategies will be successful.

Interest Expense

Interest expense for the three months ended March 31, 2006 was $78,000. We did not incur interest in the three months ended March 31, 2007. This is attributable to having obtained two term loans in November 2005 with original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35% which we repaid in October 2006. We do not expect to incur interest expense in the foreseeable future.

Other Income

Other income for the three months ended March 31, 2007 was $703,000, an increase of $80,000 compared to $623,000 for the three months ended March 31, 2006. This improvement was primarily due to increased dividends and interest earned on our increased average balances of our investment in available-for-sale securities and cash and cash equivalent balances.

Loss Before Income Taxes

Loss before income taxes as a percentage of revenues was 0.8% for the three months ended March 31, 2007 compared to 1.3% for the three months ended March 31, 2006.

The TOC segment’s income before income taxes increased to $679,000 for the three months ended March 31, 2007 from $554,000 for the three months ended March 31, 2006. Expressed as a percentage of revenue, the TOC segment’s income before income taxes increased to 6.4% for the three months ended March 31, 2007, compared to 5.6% for the three months ended March 31, 2006. The increase was due mainly to positive revenue growth from the noted advertising price increases and subscriber growth offset by the recognition of performance unit compensation costs related to our new CEO. Additionally we decreased our spending in print advertising and discontinued our race program. We expect that the TOC segment income before income taxes will be challenged as we continue to recognize the performance unit charges, invest in new advertising programs and offer subscriber rate relief in order to stimulate subscriber growth.

The Membership Division segment’s income before income taxes decreased to $73,000 for the three months ended March 31, 2007 compared to $189,000 for the three months ended March 31, 2006. Expressed as a percentage of revenues, the Membership Division segment’s income before income taxes declined to 5.8% for the three months ended March 31, 2007 compared to 13.7% for the three months ended March 31, 2006. Revenue decreased $110,000 or 8% in the three months ended March 31, 2007 which was principally due to timing of receipt of payments related to memberships which has an impact on our revenue recognition.

Corporate incurred a loss before income taxes for the three months ended March 31, 2007 amounting to $850,000, a change of $33,000 compared to a loss of $883,000 for the three months ended March 31, 2006. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. We experienced growth in accounting related fees in the three months ended March 31, 2007 compared to the same period a year earlier due to heavier than normal financial reporting. Offsetting the growth in accounting fees was a decline in legal fees related to specific projects in 2006 that did not repeat in 2007.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended March 31, 2007 was a benefit of $36,000, a change of $53,000 as compared to a provision of $17,000 for the three months ended March 31, 2006. We have projected a loss for the year ending December 31, 2007, principally as a result of stock-based compensation expense which includes approximately $6.6 million related to performance units issued to our CEO which will only vest if certain levels of our stock price are reached and maintained for specified periods of time. As a result, we have projected the income tax rate for the year to be approximately 37% representing the combined effects of state and federal income taxes. As of March 31, 2006, we had estimated that we would realize a profit for the year ended December 31, 2006. As such, we recorded a provision for the three months ended March 31, 2006.

Net Loss

Net loss for the three months ended March 31, 2007 was $62,000, a change of $95,000 compared to $157,000 for the three months ended March 31, 2006. The smaller loss was due to the reasons stated above.

Liquidity and Capital Resources

We generated $6,580,000 of cash in our operating activities in the three months ended March 31, 2007, compared to $343,000 in the three months ended March 31, 2006 and had a cash and cash equivalent balance of $32,498,000 at March 31, 2007, an increase of $17,051,000 from the balance of $15,447,000 at December 31, 2006. We also had short-term investments classified as available-for-sale securities of $31,588,000 at March 31, 2007, a decrease of $10,556,000 from the balance of $42,144,000 at December 31, 2006. The investments at March 31, 2007 were comprised principally of auction rate securities aggregating to $30,695,000 with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. Various equity securities, aggregating to $893,000, make up the remainder of the March 31, 2007 balance. We believe we have the ability to quickly liquidate the auction rate securities and commercial paper at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $70,210,000 at March 31, 2007, compared to $67,346,000 at December 31, 2006.

The increase in cash flow from operating activities in the three months ended March 31, 2007 compared to the same period in 2006 was due to a number of factors including the receipt of federal and state income tax refunds resulting from our utilization of our net operating loss for both the 2005 income tax returns and, as appropriate, carryback opportunities, improvements in the timing of the collection of our accounts receivable, greater increases in non-cash costs and operating expenses as compared to the increase in costs and operating expenses as a whole, and our ability to recognize tax benefits from exercise of stock options in excess of recognized expense in 2006 but due to our 2007 outlook, we can not recognize a corresponding amount in 2007.

Net cash provided by investing activities was $10,192,000 in the three months ended March 31, 2007 compared to $323,000 for the three months ended March 31, 2006. The increase in cash provided by investing activities was related principally to the net difference of sales and purchases of short-term auction rate securities partially plus a decrease in capital expenditures. During the first quarter of 2006, there were capital expenditures related to the final build-out stage of our new broadcast facility.

Cash provided by financing activities was $279,000 in the three months ended March 31, 2007 compared to $652,000 for the three months ended March 31, 2006. The cash provided by financing activities in the three months ended March 31, 2007 was principally the proceeds from the exercise of stock options offset by the purchase of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares.  During the three months ended March 31, 2006, cash provided by financing activities was principally the result of realizing tax benefits from the exercise of stock options in excess of recognized expense plus the proceeds from the exercise of stock options. During the three months ended March 31, 2007, we could not recognize the tax benefits from the exercise of stock options in excess of recognized expense because we do not project that we will be able to realize this year’s benefit during this year. For the three months ended March 31, 2006, cash provided by financing activities was offset by principal payments on outstanding debt.

On November 2, 2005, we renewed our revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 7, 2007 and increasing the total amount which can be drawn upon under the revolver from $5,000,000 to $8,000,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of our assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision and certain minimum profitability metrics (which, as amended, exclude the effects of non-cash stock based employee compensation expense) measured at each quarter end. As of March 31, 2007 and as of the date of this report, we did not have any amounts outstanding under this credit facility.

As of March 31, 2007, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least June 1, 2008. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2007 and December 31, 2006, our investment portfolio included fixed-income securities of $30,695,000 and $41,250,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of March 31, 2007 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based on this evaluation, we have concluded that as a result of a material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2007.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of this evaluation with the Audit Committee of our Board of Directors, and based on this evaluation, management determined that as of December 31, 2006 a material weakness existed relating to inadequate financial department staffing and a lack of financial accounting expertise necessary to properly account for certain complex or non-routine transactions. This deficiency has not been fully remediated as of March 31, 2007, the date of this report.

Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  Until this deficiency is remediated, management has concluded that there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that this control deficiency continues to constitute a material weakness. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2007 based on the criteria in Internal Control—Integrated Framework.

Remediation plan for material weakness in internal control over financial reporting. The lack of staff resources and financial expertise arose as a result of several issues including time constraints imposed on the accounting staff  as a result of our heavier than normal financial reporting requirements during the fourth quarter of 2006 carrying into the first quarter of 2007, employee turnover and our inability to timely fill accounting and financial-related positions. Our management, with the oversight of our Audit Committee, has devoted considerable effort to remediate the material weakness identified above. However, as of March 31, 2007, we had not fully remediated the material weakness in our internal control over financial reporting.

We are actively recruiting to fill additional open positions within the accounting department. In addition, we are implementing accounting software that will enhance our capabilities across many accounting disciplines, particularly as it relates to share-based compensation. We will more fully develop the technical expertise of our existing staff and fill open positions with qualified replacements. We have engaged additional outside consultants to bolster our U.S. GAAP expertise until and after we have been successful in bringing the expertise in-house.  We believe that we have been even more active in using such trained personnel in the three months ended March 31, 2007 and believe this action has had a significantly positive impact on our internal controls over financial reporting.

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

Changes in internal control over financial reporting. Other than as noted above, during the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to the date referred to above.

PART II—OTHER INFORMATION

ITEM 1.                  Legal Proceedings.

None.

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

Our ability to sell advertising is largely dependent on the size of our subscriber base and television ratings estimated by Nielsen. We do not control the methodology used by Nielsen for these estimates, and estimates regarding Outdoor Channel’s subscriber base made by Nielsen is theirs alone and does not represent opinions, forecasts or predictions of Outdoor Channel Holdings, Inc. or its management. Outdoor Channel Holdings, Inc. does not by its reference to Nielsen or distribution of the Nielsen Universe Estimate imply its endorsement of or concurrence with such information. In particular, we believe that we may be subject to a wider difference between the number of subscribers as estimated by Nielsen and the number of subscribers reported by our cable and satellite MSOs than is typically expected because we are not fully distributed and are sometimes carried on poorly penetrated tiers. In addition, if Nielsen modifies its methodology or changes the statistical sample it uses for these estimates, such as the demographic characteristics of the households, the size of our subscriber base and our ratings could be negatively affected resulting in a decrease in our advertising revenue.

Cable and satellite service providers could discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreements, which could substantially reduce the number of viewers and harm our operating results.

The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs and satellite service providers, having such relationship or agreement with a MSO does not ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite service provider will carry our channel. Under our current contracts and arrangements, TOC typically offers satellite systems and cable MSOs, along with their cable affiliates, the right to broadcast Outdoor Channel to their subscribers, but such contracts or arrangements do not require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider. Because certain carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets Outdoor Channel will be offered, we have no assurance that Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, if we are unable to fully comply with the terms of such agreements, the service providers could discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with some of the service providers that are currently distributing our channel. Our distribution agreements with six of the major service providers, accounting for approximately 59% of our subscriber base as of August 2006, will have terminated as of May 1, 2007. If we are unable to renew these distribution agreements, we could lose a substantial number of subscribers. If cable and satellite service providers discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.

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

Cable and satellite operators continue to consolidate, making us increasingly dependent on fewer operators. If these operators fail to carry Outdoor Channel, use their increased distribution and bargaining power to negotiate less favorable terms of carriage or to obtain additional volume discounts, our business and operating results would suffer.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of December 31, 2006, our internal control over financial reporting was ineffective due to the presence of a material weakness, as more fully described in Item 9A of this Form 10-K. We are actively working to correct this material weakness, which will continue until we are able to hire additional staff in our accounting department and successfully operate and test our controls with such staff in place.

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

We prepare our financial statements to conform to accounting principles generally accepted in the United States of America which are subject to interpretations by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to business combinations and employee stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates, judgments and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding those estimates, including the interpretation of the terms and conditions of our contractual obligations, could result in a change to our estimates and could impact our operating results.

If we fail to develop and distribute popular programs, our viewership would likely decline, which could cause advertising and subscriber fee revenues to decrease.

Our operating results depend significantly upon the generation of advertising revenue. Our ability to generate advertising revenues is largely dependent on our Nielsen ratings, which estimates the number of viewers of Outdoor Channel, and this directly impacts the level of interest of advertisers and rates we are able to charge. If we fail to program popular shows that maintain or increase our current number of viewers, our Nielsen ratings could decline, which in turn could cause our advertising revenue to decline and adversely impact our business and operating results. In addition, if we fail to program popular shows the number of subscribers to our channel may also decrease, resulting in a decrease in our subscriber fee and advertising revenue.

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

Our systems and operations may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism. Since our production facilities for Outdoor Channel are all located in Temecula, California, the results of such events could be particularly disruptive because we do not have readily available alternative facilities from which to conduct our business. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services. Interruptions in our service could harm our reputation and reduce our revenues and profits.

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

Our future capital and subscriber growth requirements will depend on numerous factors, including the success of our efforts to increase advertising revenues, the amount of resources devoted to increasing distribution of Outdoor Channel, and acquiring and producing programming for Outdoor Channel. As a result, we could be required to raise substantial additional capital through debt or equity financing or offer equity as an incentive for increased distribution. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or offer equity incentives for subscriber growth, the issuance of such securities could result in dilution to existing stockholders. If we raise additional capital through the issuance of debt securities, the debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, or must offer equity incentives for subscriber growth, our current business strategies and plans and ability to fund future operations may be harmed.

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

Approximately 72% of programs we aired in 2006 (exclusive of infomercials) on Outdoor Channel were provided by third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all, or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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

Regulatory carriage requirements also could reduce the channel capacity available to carry Outdoor Channel. The 1992 Cable Act granted television broadcasters a choice of must-carry rights or retransmission consent rights. The rules adopted by the FCC generally provide for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could reduce carriage of Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television broadcasters may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. In 2005, the FCC decided that television broadcasters do not have such additional must-carry rights. Broadcasters formally have requested that the FCC reconsider this decision and are seeking legislative change to require such carriage. In June 2006, this matter was scheduled to be heard by the FCC at its open meeting, but was removed from the agenda without discussion. The imposition of such additional must-carry regulation, in conjunction with any limited cable system channel capacity, would increase the likelihood that cable operators may be forced to drop some cable programming services and could reduce carriage of Outdoor Channel.

The Telecommunications Act of 1996 required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over a six to ten year phase-in period, which began in 2000, with only limited exemptions. As a result, we will continue to incur additional costs for closed captioning. Failure to meet these closed captioning requirements could cause a service provider to discontinue carrying Outdoor Channel and result in regulatory action by the FCC.

If we distribute television programming through other types of media, we may be required to obtain federal, state and local licenses or other authorizations to offer such services. We may not be able to obtain licenses or authorizations in a timely manner, or at all, or conditions could be imposed upon licenses and authorizations that may not be favorable to us. In the future, increased regulation of rates could, among other things, put downward pressure on the rates charged by cable programming services, and affect the ability or willingness of cable system operators to retain or to add Outdoor Channel network on their cable systems.

In addition, government-mandated a la carte carriage or small tiers of channels by cable system operators could adversely impact our viewership levels if Outdoor Channel is sold a la carte or moved to such a tier. In response to a request from the Committee on Energy and Commerce of the House of Representatives, the FCC’s Media Bureau conducted a study in 2004 regarding, among other things, government-mandated a la carte or mini-tier packaging of programming services in which each subscriber would purchase only those channels that he or she desired instead of the larger bundles of different channels as is typical today. The Media Bureau’s report in 2004 observed that such packaging would increase the cost of programming to consumers and injure programmers. On February 9, 2006, the Media Bureau released a further report which stated that the 2004 report was flawed and which concluded that a-la-carte sales could be in the best interests of consumers. Although the FCC cannot mandate a-al-carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a-ala-carte sales or otherwise seek to impose greater regulatory controls on how cable programming is sold. If, in response to any statue enacted by Congress, or any rate or other government regulation, cable system operators implement channel offerings that require subscribers to affirmatively choose to pay a separate fee to receive Outdoor Channel, either by itself or in combination with a limited number of other channels, the number of viewers for Outdoor Channel could be reduced.

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

3.2		By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
4.1		Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)
10.1		Purchase Agreement by and between The Gold Business, LLC, Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated April 24, 2007.
10.2		First Amendment to Lease dated April 24, 2007, by and between Musk Ox Properties, L.P. and Outdoor Channel Holdings, Inc.
31.1		Certification by Chief Executive Officer
31.2		Certification by Chief Financial Officer
32.1	*	Section 1350 Certification by Chief Executive Officer
32.2	*	Section 1350 Certification by Chief Financial Officer

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

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ William A. Owen
William A. Owen
Authorized Officer, Chief Financial Officer and Controller (Principal and Accounting Officer)
Date: May 10, 2007