Form 10-Q
period 2007-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2007-08-09
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 1, 2007
Common Stock, $0.001 par value	26,077,816

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For The Period Ended June 30, 2007

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(As Restated, Note 10)
Assets
Current assets:
Cash and cash equivalents	$18,689	$14,226
Investment in available-for-sale securities	47,747	42,144
Accounts receivable, net of allowance for doubtful accounts of $200 and $180	7,677	6,816
Income tax refund receivable	222	2,299
Deferred tax assets, net	580	575
Prepaid programming costs	2,213	2,713
Other current assets	1,392	835
Assets of discontinued operations	—	1,344
Total current assets	78,520	70,952

Property, plant and equipment, net	11,985	12,445
Amortizable intangible assets, net	541	820
Goodwill	44,457	44,457
Deferred tax assets, net	10,896	10,956
Deposits and other assets	2,170	2,101
Assets of discontinued operations	—	3,390
Totals	$148,569	$145,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,180	$2,766
Accrued severance payments	179	341
Deferred revenue	526	610
Customer deposits	12	53
Liabilities of discontinued operations	—	463
Total current liabilities	3,897	4,233

Accrued severance payments, net of current portion	33	44
Deferred satellite rent obligations	323	344
Liabilities of discontinued operations	—	1,362
Total liabilities	4,253	5,983

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 26,082 and 25,507 shares issued and outstanding	26	26
Additional paid-in capital	170,731	165,779
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale securities	14	48
Total accumulated other comprehensive income	14	48
Accumulated deficit	(26,455)	(26,715)
Total stockholders’ equity	144,316	139,138
Totals	$148,569	$145,121

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Advertising	$6,753	$5,663	$12,773	$11,385
Subscriber fees	4,775	4,341	9,524	8,724
Total revenues	11,528	10,004	22,297	20,109

Cost of services:
Programming	1,633	2,180	3,104	3,721
Satellite transmission fees	636	614	1,232	1,252
Production and operations	897	947	2,370	2,152
Other direct costs	17	42	55	96
Total cost of services	3,183	3,783	6,761	7,221

Other expenses:
Advertising	1,766	1,555	2,480	3,665
Selling, general and administrative	6,272	4,451	12,895	9,127
Depreciation and amortization	662	827	1,374	1,429
Total other expenses	8,700	6,833	16,749	14,221

Loss from operations	(355)	(612)	(1,213)	(1,333)

Interest expense	—	(76)	—	(153)

Other income	812	643	1,515	1,266

Income (loss) from continuing operations before income taxes	457	(45)	302	(220)

Income tax provision (benefit)	106	(28)	70	(36)

Income (loss) from continuing operations	351	(17)	232	(184)

Income (loss) from discontinued operations, net of tax	(7)	319	28	329
Net income	$344	$302	$260	$145

Basic earnings (loss) per common share data:
From continuing operations	$0.01	$—	$0.01	$(0.01)
From discontinued operations	$—	$0.01	$—	$0.01
Basic earnings per common share	$0.01	$0.01	$0.01	$0.01

Diluted earnings (loss) per common share data:
From continuing operations	$0.01	$—	$0.01	$(0.01)
From discontinued operations	$—	$0.01	$—	$0.01
Diluted earnings per common share	$0.01	$0.01	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	25,495	24,763	25,384	24,613
Diluted	26,242	24,763	25,758	24,613

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2007
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
			(As Restated, Note 10)		(As Restated, Note 10)	(As Restated, Note 10)
Balance, January 1, 2007	25,507	$26	$165,779	$48	$(26,715)	$139,138

Comprehensive income:
Net income					260	260

Effect of change in fair value of available-for-sale securities, net of deferred taxes of ($22)				(34)		(34)
Total comprehensive income						226

Common stock issued upon exercise of stock options	362		598			598

Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	239					—

Stock-based employee and service provider compensation expense			4,626			4,626

Purchase and retirement of treasury stock related to employee and service provider stock-based compensation activity	(26)		(272)			(272)

Balance, June 30, 2007	26,082	$26	$170,731	$14	$(26,455)	$144,316

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$260	$145
Adjustments to reconcile income to net cash provided by (used in) operating activities of continuing operations:
Income from discontinued operations	(28)	(329)
Depreciation and amortization	1,618	1,491
Provision for doubtful accounts	68	74
Stock-based employee and service provider compensation	4,626	1,714
Deferred tax provision (benefit), net	77	(806)
Tax benefits from exercise of stock options in excess of recognized expense	—	(705)

Changes in operating assets and liabilities:
Accounts receivable	(929)	(1,376)
Income tax refund receivable	2,077	991
Prepaid programming costs	500	(512)
Other current assets	(557)	(584)
Deposits and other assets	(314)	(680)
Accounts payable and accrued expenses	414	91
Deferred revenue	(84)	318
Customer deposits	(41)	—
Accrued severance payments	(173)	(8)
Deferred satellite rent obligations	(21)	24
Net cash provided by (used in) operating activities of continuing operations	7,493	(152)

Investing activities:
Purchases of property, plant and equipment	(634)	(2,065)
Proceeds from sale of discontinued operations	3,589	—
Purchases of available-for-sale securities	(59,550)	(82,303)
Proceeds from sale of available-for-sale securities	53,890	86,573
Net cash provided by (used in) investing activities of continuing operations	(2,705)	2,205

Financing activities:
Principal payments on long-term debt and capital leases	—	(349)
Proceeds from exercise of stock options	598	601
Purchase of treasury stock	(272)	(33)
Tax benefits from exercise of stock options in excess of recognized expense	—	705
Net cash provided by financing activities of continuing operations	326	924

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(582)	(119)
Net cash used in investing activities of discontinued operations	(69)	(24)
Net cash used in financing activities of discontinued operations	—	(9)
Net cash used in discontinued operations	(651)	(152)

Net increase in cash and cash equivalents	4,463	2,825
Cash and cash equivalents, beginning of period	14,226	17,672
Cash and cash equivalents, end of period	$18,689	$20,497

Supplemental disclosure of cash flow information:

Interest paid	$—	$155
Income taxes paid	$8	$—

Supplemental disclosures of noncash investing and financing activities:

Effect of net decrease in fair value of available-for-sale securities, net of deferred taxes	$(34)	$(23)
Effect of net increase in fair value of cash flow hedge	$—	$131

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data)

NOTE 1—ORGANIZATION AND BUSINESS

Description of Operations

Outdoor Channel Holdings, Inc. or “Outdoor Channel Holdings,” is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns GPAA, Inc. which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. In addition, TOC also operates Outdoor Channel 2 HD, which also is a national television network featuring programming produced utilizing high definition technology.

Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable and satellite service providers that air Outdoor Channel.

NOTE 2—UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and its results of operations and cash flows for the three and six months ended June 30, 2007 and 2006. Information included in the consolidated balance sheet as of December 31, 2006 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2006 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) for the year ended December 31, 2006 that was previously filed with the Securities and Exchange Commission (the “SEC”) (see Note 10). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K.

Certain amounts in the 2006 unaudited condensed consolidated financial statements have been reclassified to conform to the 2007 presentation. The results of the Company’s operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year ending December 31, 2007.

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

We have not capitalized any share-based compensation to any of our assets. We expense awards at the earliest of its vesting schedule or pro rata on a straight line basis over the requisite service period. The following table summarizes share-based compensation expense for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Restricted stock	$422	$143	$575	$244
Options	242	756	745	1,470
Performance units	1,653	—	3,306	—
Total share-based compensation expense	$2,317	$899	$4,626	$1,714

During the quarter ended March 31, 2007 one employee transitioned to a service provider, therefore on a go forward basis the Company will follow the guidance in Emerging Issue Task Force “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” Issue No. 96-18 (“EITF 96-18”) related to accounting for these options. No other options were issued during the six months ended June 30, 2007. As of the transition date, the fair value of these stock options was estimated to be $0.47 per share. During the six months ended June 30, 2007, the impact on stock-based compensation expense related to a change in our estimated forfeiture rate related to these options was to decrease expense by $131. We granted 205 employee stock options in the six months ended June 30, 2006 which had a weighted average fair value estimated to be $6.72 per share. The estimated values were derived by using the Black-Scholes option pricing model with the following respective assumptions:

	For the Six Months Ended June 30,
	2007	2006
Risk-free interest rate	4.9%	4.3 - 4.9%
Dividend yield	0%	0%
Weighted average expected life	308 days	3.76 years
Volatility factor	39.5%	52.3 - 58.9%
Weighted average volatility factor	39.5%	54.6%

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

NOTE 4—EARNINGS (LOSS) PER COMMON SHARE

We have presented “basic” and “diluted” earnings (loss) per common share in the accompanying condensed consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company were issued during the period if any such issuances would have had a dilutive effect.

For the three and six months ended June 30, 2007, the computation of diluted earnings (loss) per common share takes into account the effects of the weighted average number of common shares outstanding of the assumed exercise of the outstanding stock options and the vesting of all restricted stock adjusted for the application of the treasury stock method. For the three and six months ended June 30, 2006, the computation of diluted earnings (loss) per common share does not take into account the effects of these items because the effects of their assumed exercise would be anti-dilutive. The greatest number of shares potentially issuable by the Company at June 30, 2007 and 2006 upon the exercise of stock options and upon the vesting of restricted stock or performance units in either quarter during the respective six month period that were not included in the computation of net earnings (loss) per common share because they were anti-dilutive totaled 3,991 and 3,437, respectively.

The following table summarizes the reconciliations of the numerators and denominators of the basic and diluted per common share computations for of the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Numerators:
Income (loss) from continuing operations—basic	$351	$(17)	$232	$(184)

Denominators:
Weighted average common shares outstanding—basic	25,495	24,763	25,384	24,613
Dilutive effect of potentially issuable common shares upon exercise of stock options of the Company as adjusted for the application of the treasury stock method	747	—	374	—
Diluted weighted average common shares outstanding	26,242	24,763	25,758	24,613

NOTE 5—EQUITY TRANSACTIONS

Issuances of Common Stock by the Company

For the three and six months ended June 30, 2007 and 2006 we received cash from the exercise of options as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Number of options exercised	30	319	362	492
Cash proceeds	$152	$418	$598	$601

During the six months ended June 30, 2007, we issued employees 270 shares of restricted stock while 34 shares of restricted stock have been canceled due to employee turnover. We also issued 3 shares to a service provider in the six months ended June 30, 2007 which vest monthly over a twelve month period. During the three months ended September 30, 2006, we issued 56 shares to service providers. The rights to 6 shares issued to service providers vest annually over a five-year period. The rights to 50 shares vest upon specific performance related to subscriber growth.

Under SFAS 123R, the fair value of the shares and options, adjusted for a forfeiture assumption, at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet) will be amortized to share-based compensation expense as the rights to the restricted stock and options vest with an equivalent amount added to additional paid-in capital. Changes to forfeiture assumptions are based on actual experience and are recorded in accordance with the rules related to accounting for changes in estimates. For the service providers, however, the future charge will be recognized in accordance with EITF 96-18 and will be retroactively adjusted to reflect the fair market value at the end of each reporting period until the shares vest when the related charge will be adjusted for the final time. Previously we had estimated that 35 of the performance related service provider restricted shares would vest by the end of 2007. We revise this estimate at the end of each reporting period and as of June 30, 2007 we believe that 30 shares will vest by the end of 2007. We do not expect any of these shares will potentially vest beyond 2007. Based on the closing price on March 30, 2007 of $10.22, (the last trading day of the quarter then ended) this change in estimated number of shares reduced stock-based compensation expense in the three months ended June 30, 2007 by $49.

Based on the closing market price on June 29, 2007 (the last trading day of the quarter) of $11.27 per share, the fair value of the 59 service provider shares of restricted stock was $665. The increase of stock-based compensation expense in the three months ended June 30, 2007 that resulted because of a higher period end stock price for these shares was $37. The combined effect of the two changes in estimate on earnings (loss) per common share was to decrease the loss by an immaterial amount. Assuming the closing market price as of June 29, 2007 does not change over the remaining vesting period, we would have $128 of expense yet to be recognized.

Stock Options

Descriptions of Outdoor Channel Holdings’ stock option plans are included in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of June 30, 2007 and 2006 and the changes in options outstanding during the six months then ended is presented in the table that follows:

	As of June 30,
	2007		2006
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of period	3,272	$9.48	3,564	$7.31
Options granted	—	—	205	12.84
Options exercised	(362)	1.65	(492)	1.22
Options forfeited or expired	(160)	13.48	(14)	11.85
Outstanding at end of period	2,750	$10.28	3,263	$8.56
Options exercisable at end of period	2,056	$9.25	2,185	$6.20

Certain additional information regarding our stock options follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Option price range at June 30,	$0.92 - $15.75	$0.92 - $15.75	$0.92 - $15.75	$0.92 - $15.75
Weighted-average grant-date fair value of 205 options granted during 2006, with an exercise price equal to the market price at the date of grant	$—	$6.35	$—	$6.72
Weighted-average remaining contractual life of options exercisable at June 30,	3.0 years	3.0 years	3.0 years	3.0 years
Aggregate intrinsic value of options outstanding at June 30,	$6,333	$16,733	$6,333	$16,733
Aggregate intrinsic value of options exercisable at June 30,	$6,322	$14,617	$6,322	$14,617
Aggregate intrinsic value of options exercised during period	$153	$3,392	$3,357	$5,147

Restricted Stock

A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of June 30, 2007 and 2006 and the changes in restricted shares outstanding during the six months then ended is presented in the table that follows:

	As of June 30,
	2007		2006
	Shares (in thousands)	Weighted Average Grant-Date Fair Value	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	364	$12.42	127	$14.43
Granted	273	10.43	86	12.47
Vested	(48)	12.67	(12)	14.91
Forfeited or expired	(34)	7.84	(13)	14.67
Nonvested at end of period	555	$11.35	188	$13.50

Expense to be Recognized

Expense associated with our stock-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of June 30, 2007 and 2006 are as follows:

	As of June 30,
	2007		2006
	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods
Stock options	$2,085	1.4	$6,495	1.9
Restricted stock	4,821	1.8	1,990	2.0
Performance units	3,306	0.5	—	—

Total	$10,212	1.3	$8,485	1.9

NOTE 6—RELATED PARTY TRANSACTIONS

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders, directors and officers of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 five-year renewal options at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalator clause. On April 24, 2007, in conjunction with the sale of the Membership Division, we have amended the lease with Musk Ox Properties, LP. The monthly rent is reduced to $17 per month through the end of 2007 with a 3% escalator per annum thereafter. Rent expense paid to Musk Ox Properties, LP totaled approximately $59 and $87 in the three months ended June 30, 2007 and 2006, respectively, and $149 and $174 in the six months ended June 30, 2007 and 2006, respectively.

As discussed in Note 7—Discontinued Operations, on April 24, 2007, we consummated the sale of our Membership Division to Mr. Thomas H. Massie, a principal stockholder and director of Outdoor Channel Holdings for a purchase price of $3,589 which is the combined carrying value of the businesses. Included in the carrying value was $389 of net intercompany receivable which was a net payable by us to the Membership Division upon closing. We paid the balance of the intercompany account to the Membership Division in April 2007. As part of the transition of the business’ operations, we agreed to provide accounting, human resources and information technology services for the Membership Division in exchange for $20 in each month of May, June and July. This amount is considered to be a reimbursement for expenses incurred (principally compensation of our staff members involved). We did not contemplate a mark-up over actual cost and thus we have accounted for the $40 received in the three months ended June 30, 2007 as a reduction of selling, general and administrative expenses. In addition, we have recognized advertising revenue from the Membership Division amounting to $30 and $112 for the three months ended June 30, 2007 and 2006, respectively, and $141 and $223 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Membership Division owes us $50 which we have recorded in accounts receivable.

NOTE 7—DISCONTINUED OPERATIONS

In April 2007 our Board of Directors, after considering reports of consultants and on-going analysis of management, decided the operations of the Membership Division, comprised of GPAA, LLC and LDMA-AU, Inc., was no longer strategic to the core business of Outdoor Channel Holdings. We have applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to the Membership Division’s assets and liabilities classifying them as assets and liabilities of discontinued operations. The sale of the Membership Division was for its net asset value and accordingly we have not adjusted its carrying value. The sale was consummated on April 24, 2007.

Prior to June 30, 2007, we had reported separate segment information in our filings for the operations of TOC and Membership Division in the same format as reviewed by our Chief Operating Decision Maker. Due to the discontinued operations of the Membership Division, we no longer are required to present segment information.

The operating results for the Membership Division have been separately classified and reported as discontinued operations in our condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Membership Division revenue	$363	$1,034	$1,632	$2,329
Income (loss) from operations	15	(273)	73	(238)
Income (loss) from discontinued operations, net of tax	$(7)	$319	$28	$329

A summary of the components of assets and liabilities of discontinued operations on our condensed consolidated balance sheet as of December 31, 2006 is as follows:

December 31, 2006
Assets held for sale:
Current assets	$1,344
Property, plant and equipment, net	3,352
Deposits and other assets	38
Total assets of discontinued operations	$4,734

Liabilities of discontinued operations:
Current liabilities	$463
Deferred revenue, net of current portion	1,362
Total liabilities of discontinued operations	1,825

Net assets of discontinued operations	$2,909

NOTE 8—INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Our short-term investments in marketable debt and equity securities are classified as available-for-sale and are recorded at fair value at the end of each period. Gross realized gains and losses on sales of these securities during the three and six months ended June 30, 2007 and 2006 and all amounts related to such investments prior to the three and six months ended June 30, 2007 and the year ended December 31, 2006 were not material. Included in investments in available-for-sale securities at June 30, 2007 and December 31, 2006 are investments in auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty, and, accordingly, they are carried at cost, which approximates fair value, and classified as current assets. We had unrealized net holding gains on marketable equity securities at June 30, 2007 and December 31, 2006 of $14 and $48, respectively, that are in “accumulated other comprehensive income”.

The investment in available-for-sale securities is as follows:

	As of June 30, 2007	As of December 31, 2006
Auction rate securities	$46,910	$41,250
Equities	837	894
Total available-for-sale securities	$47,747	$42,144

We consider the yields we recognize from auction rate securities and from cash held in our money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in other income for the three and six months ended June 30, 2007 and 2006 as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$795	$625	$1,479	$1,232
Dividend income	17	18	36	34
Total other income	$812	$643	$1,515	$1,266

NOTE 9—INCOME TAX PROVISION (BENEFIT)

The income tax provision (benefit) reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34%. Interim tax provisions and benefits are determined using an estimate of the annual effective tax rate. As of June 30, 2007, our estimated annual tax rate for the year ending December 31, 2007 was approximately 23%, which was below the expected statutory rate primarily as a result of projection of a benefit to be realized by year end and because of permanent differences between our projected income (loss) before taxes for financial reporting purposes and our projected income (loss) for tax reporting purposes. That portion of the current year SFAS 123R compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. For the three and six months ended June 30, 2007 we recognized a charge of $54 and $122, respectively, and for the three and six months ended June 30, 2006 we recognized a charge of $151 and $343, respectively, related to ISOs under SFAS 123R compensation expense.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty of Income Taxes—an interpretation of FAS No. 109,” (“FIN 48”) which addresses the uncertainty of income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. We believe any future potential adjustments of these carryforwards will be immaterial to our financial statements. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2007, we believe that there are no significant uncertain tax positions, and no amounts have been recorded for interest and penalties. We do not anticipate any events that would require us to record a liability related to any uncertain income tax position in 2007 as prescribed by FIN 48.

NOTE 10—DEFERRED TAX ASSET

We have reviewed the facts and circumstances regarding the recognition of deferred tax asset related to certain options to acquire common shares of The Outdoor Channel, Inc. that were outstanding on September 8, 2004 when we completed its acquisition. Originally all of these options were treated as non-qualified stock options and after charging to compensation expense the difference between the then current fair market value of the underlying stock and the exercise price of the stock option, we recognized a deferred tax asset for the tax effect of the recognized compensation expense. After consideration of the facts and circumstances, we have concluded that as of December 31, 2004 options to acquire 751 shares of common stock did not give rise to a deferred tax asset as they were characterized as incentive stock options which are not deductible for income taxes unless certain events such as disqualifying dispositions occur in the future.

The accounting treatment resulting from this reassessment for our current reporting periods only affect carrying values in our balance sheets and we do not believe that the effects of these adjustments are sufficiently material to require us to restate any of our previously filed financial statements because they do not materially impact those financial statements quantitatively or qualitatively. We believe this approach is consistent with the principles of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The balances in our financial statements, as further outlined below, have been adjusted accordingly.

THE EFFECT ON THE CONSOLIDATED BALANCE SHEETS

As a result of the accumulated impact of the corrected accounting treatment, total assets, additional paid-in capital, accumulated deficit and total stockholders’ equity as of December 31, 2006, have been restated as follows:

	As Previously Reported	As Restated	Change
Total assets	$147,957	$145,121	$(2,836)
Additional paid-in capital	164,589	165,779	1,190
Accumulated deficit	(22,689)	(26,715)	(4,026)
Total stockholders’ equity	141,974	139,138	(2,836)

THE EFFECT ON THE CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

As a result of the restatement, the balance of accumulated deficit as of January 1, 2007 was decreased by $4,026 to a deficit of $26,715 from a deficit of $22,689 and additional paid-in capital was increased by $1,190 to $165,779 from $164,589.

THE EFFECT ON THE CONSOLIDATED STATEMENTS OF OPERATIONS

The consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 were not affected by the restatement.

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

Until April 2007, we also owned and operated businesses we refer to as the “Membership Division”. These businesses include: LDMA-AU, Inc., which we refer to as Lost Dutchman’s, and Gold Prospector’s Association of America, LLC, which we refer to as GPAA. Lost Dutchman’s is a national gold prospecting campground club with properties in Arizona, California, Colorado, Georgia, Michigan, North Carolina, Oregon and South Carolina. Among other services offered, GPAA is the publisher of the Gold Prospector & Treasure Hunters in the Great Outdoors magazine. In addition, the Membership Division owns a 2,300 acre property near Nome, Alaska used to provide outings for a fee to the members of Lost Dutchman’s and GPAA. Membership fees are earned from members in both Lost Dutchman’s and GPAA and other income including magazine sales, products and services related to gold prospecting, gold expositions, expeditions and outings.

We consummated the sale of the Membership Division on April 24, 2007 (see Note 7—Discontinued Operations). We have disclosed the Membership Division as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) SFAS 144. Expenses previously allocated to the Membership Division which will continue after its disposition have been reallocated to TOC or Corporate as appropriate.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

The FASB had issued certain other accounting pronouncements as of June 30, 2007 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended June 30, 2007.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2007	2006	$	%	2007	2006
Revenues:
Advertising	$6,753	$5,663	$1,090	19.2%	58.6%	56.6%
Subscriber fees	4,775	4,341	434	10.0	41.4	43.4
Total revenues	11,528	10,004	1,524	15.2	100.0	100.0

Cost of services:
Programming	1,633	2,180	(547)	(25.1)	14.2	21.8
Satellite transmission fees	636	614	22	3.6	5.5	6.1
Production and operations	897	947	(50)	(5.3)	7.8	9.5
Other direct costs	17	42	(25)	(59.5)	0.1	0.4
Total cost of services	3,183	3,783	(600)	(15.9)	27.6	37.8

Other expenses:
Advertising	1,766	1,555	211	13.6	15.3	15.5
Selling, general and administrative	6,272	4,451	1,821	40.9	54.4	44.5
Depreciation and amortization	662	827	(165)	(20.0)	5.7	8.3
Total other expenses	8,700	6,833	1,867	27.3	75.4	68.3

Loss from operations	(355)	(612)	257	(42.0)	(3.0)	(6.1)

Interest expense	—	(76)	76	100.0	—	(0.8)

Other income	812	643	169	26.3	7.0	6.4

Income (loss) from continuing operations before income taxes	457	(45)	502	NM	4.0	(0.5)

Income tax provision (benefit)	106	(28)	134	(478.6)	0.9	(0.3)

Income (loss) from continuing operations	351	(17)	368	NM	3.1	(0.2)

Income (loss) from discontinued operations, net of tax	(7)	319	(326)	(102.2)	(0.1)	3.2
Net income	$344	$302	$42	13.9%	3.0%	3.0%

NM—Not Meaningful

Comparison of Operating Results for the Six Months Ended June 30, 2007 and June 30, 2006

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2007	2006	$	%	2007	2006
Revenues:
Advertising	$12,773	$11,385	$1,388	12.2%	57.3%	56.6%
Subscriber fees	9,524	8,724	800	9.2	42.7	43.4
Total revenues	22,297	20,109	2,188	10.9	100.0	100.0

Cost of services:
Programming	3,104	3,721	(617)	(16.6)	13.9	18.5
Satellite transmission fees	1,232	1,252	(20)	(1.6)	5.5	6.2
Production and operations	2,370	2,152	218	10.1	10.6	10.7
Other direct costs	55	96	(41)	(42.7)	0.3	0.5
Total cost of services	6,761	7,221	(460)	(6.4)	30.3	35.9

Other expenses:
Advertising	2,480	3,665	(1,185)	(32.3)	11.1	18.2
Selling, general and administrative	12,895	9,127	3,768	41.3	57.8	45.4
Depreciation and amortization	1,374	1,429	(55)	(3.8)	6.2	7.1
Total other expenses	16,749	14,221	2,528	17.8	75.1	70.7

Loss from operations	(1,213)	(1,333)	120	(9.0)	(5.4)	(6.6)

Interest expense	—	(153)	153	(100.0)	—	(0.8)

Other income	1,515	1,266	249	19.7	6.8	6.3

Income (loss) from continuing operations before income taxes	302	(220)	522	(237.3)	1.4	(1.1)

Income tax provision (benefit)	70	(36)	106	(294.4)	0.3	(0.2)

Income (loss) from continuing operations	232	(184)	416	(226.1)	1.1	(0.9)

Income (loss) from discontinued operations, net of tax	28	329	(301)	(91.5)	0.1	1.6
Net income	$260	$145	$115	79.3%	1.2%	0.7%

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

Total revenues for the three months ended June 30, 2007 were $11,528,000, an increase of $1,524,000, or 15.2%, compared to revenues of $10,004,000 for the three months ended June 30, 2006. Total revenues for the six months ended June 30, 2007 were $22,297,000, an increase of $2,188,000, or 10.9%, compared to revenues of $20,109,000 for the six months ended June 30, 2006. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended June 30, 2007 was $6,753,000, an increase of $1,090,000 or 19.2% compared to $5,663,000 for the three months ended June 30, 2006. Advertising revenue for the six months ended June 30,

2007 was $12,773,000, an increase of $1,388,000 or 12.2% compared to $11,385,000 for the six months ended June 30, 2006. For June 2007, Nielsen estimated that Outdoor Channel had 30.0 million viewers compared to 26.6 million for the same period a year ago. The increase in advertising revenue for the three and six months ended June 30, 2007 principally reflects higher prices paid for advertising time with some incremental advertising inventory retained by us to sell. These factors contributing to the increase were offset somewhat by less revenue generated from third party programming as a slightly higher percentage of our inventory was retained for our in-house sales. We expect demand for our advertising inventory will continue to be strong reflecting our position within our programming genre and niche.

Nielsen revises its estimate of the number of subscribers to our channel each month, and for August 2007 Nielsen’s estimate was revised to 29.9 million. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.

Subscriber fees for the three months ended June 30, 2007 were $4,775,000, an increase of $434,000 or 10.0% compared to $4,341,000 for the three months ended June 30, 2006. Subscriber fees for the six months ended June 30, 2007 were $9,524,000, an increase of $800,000 or 9.2% compared to $8,724,000 for the six months ended June 30, 2006. The increase in subscriber fees for the period was primarily due to an increased number of paying subscribers both from new affiliates and from existing distributors as well as contractual subscriber fee rate increases with existing service providers carrying Outdoor Channel.

We are pursuing subscriber growth utilizing various means including deployment of rate relief for new and existing subscribers and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense. As a result of a combination of these tactics, we anticipate subscriber fee revenue, net will decrease over the short-term future as we deploy this strategy.

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the three months ended June 30, 2007 was $3,183,000, a decrease of $600,000 or 15.9%, compared to $3,783,000 for the three months ended June 30, 2006. Total cost of services for the six months ended June 30, 2007 was $6,761,000, a decrease of $460,000 or 6.4%, compared to $7,221,000 for the six months ended June 30, 2006. As a percentage of revenues, total cost of services was 27.6% and 37.8% in the three months ended June 30, 2007 and 2006, respectively. As a percentage of revenues, total cost of services was 30.3% and 35.9% in the six months ended June 30, 2007 and 2006, respectively. Our level of cost of services reflects the similar levels of service being provided during the comparative quarters. The improved rate reflects the impact of price increases noted above while actually reducing programming expense as more fully discussed below.

Programming expenses for the three months ended June 30, 2007 were $1,633,000, a decrease of $547,000 or 25.1% compared to $2,180,000 for the three months ended June 30, 2006. Programming expenses for the six months ended June 30, 2007 were $3,104,000, a decrease of $617,000 or 16.6% compared to $3,721,000 for the six months ended June 30, 2006. The decrease is principally a result of reducing the number of in-house produced show titles while increasing the repeat rate within the schedule of our other in-house shows.

Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule has historically been over 2 or 4 quarters that generally did not extend over more than 2 years. For 2007, the anticipated airing schedule is typically over 2 quarters and generally will not extend more than one year. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming. We do not make any further expense or asset adjustments if in subsequent periods demand brings episodes to air that had previously been fully expensed. Programming expenses are expected to stabilize over the near term. As noted above, we have implemented a new programming strategy which will include more airings per show including a greater number of repeat episodes within the quarter. As our programming strategy evolves, we will reconsider the appropriate timing of the charge to expense of our programming costs.

Satellite transmission fees for the three months ended June 30, 2007 were $636,000, an increase of $22,000, or 3.6%, compared to $614,000 for the three months ended June 30, 2006. Satellite transmission fees for the six months ended June 30, 2007 were $1,232,000, a decrease of $20,000, or 1.6%, compared to $1,252,000 for the six months ended June 30, 2006. We are in negotiations with our satellite provider to be moved to an alternate satellite in the near future, using less bandwidth for our signal and at reduced rates than in the past. Final negotiations have not been completed. It is possible that our existing contract will be terminated early resulting in the write-off of deferred  satellite rent obligations or if the terms so dictate, an amendment to the recognition of this obligation in our income statement. Since the final terms of the new agreement have not been recorded, the final accounting treatment has yet to be determined. In any event, we expect to incur lower satellite rent soon.

Production and operations costs for the three months ended June 30, 2007 were $897,000, a decrease of $50,000, or 5.3%, compared to $947,000 for the three months ended June 30, 2006. Production and operations costs for the six months ended June 30, 2007 were $2,370,000, an increase of $218,000, or 10.1%, compared to $2,152,000 for the six months ended June 30, 2006. The increase in costs principally relates to an annual programming event that occurred in the first quarter and costs related to our new broadcast facility.

Other direct costs for the three months ended June 30, 2007 were $17,000, a decrease of $25,000, or 59.5%, compared to $42,000 for the three months ended June 30, 2006. Other direct costs for the six months ended June 30, 2007 were $55,000, a decrease of $41,000, or 42.7%, compared to $96,000 for the six months ended June 30, 2006. The decrease principally relates to our decision to stop printing a magazine style programming guide. We anticipate other direct costs will increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, which might be in the form of cross channel advertising in excess of the related subscriber revenue.

Other Expenses

Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; and (3) depreciation and amortization.

Total other expenses for the three months ended June 30, 2007 were $8,700,000, an increase of $1,867,000 or 27.3%, compared to $6,833,000 for the three months ended June 30, 2006. Total other expenses for the six months ended June 30, 2007 were $16,749,000, an increase of $2,528,000 or 17.8%, compared to $14,221,000 for the six months ended June 30, 2006. As a percentage of revenues, total expenses were 75.4% and 68.3% in the three months ended June 30, 2007 and 2006, respectively. As a percentage of revenues, total other expenses were 75.1% and 70.7% in the six months ended June 30, 2007 and 2006, respectively. The increase in other expenses was due to several factors including $3,306,000 from the recognized expense related to performance units granted to our new CEO in the fourth quarter of 2006, additional depreciation expense resulting from our broadcast facility which was placed into service effective April 1, 2006, increased accounting fees incurred in the first quarter of 2007 related to a heavier financial reporting effort than normal and increased professional fees related to consultants hired to help us execute our business plan as well as helping us assess our Membership Division segment. Offsetting some of the aggregate increase is less spending on advertising costs as more fully described below.

Advertising expenses for the three months ended June 30, 2007 were $1,766,000, an increase of $211,000 or 13.6% compared to $1,555,000 for the three months ended June 30, 2006. Advertising expenses for the six months ended June 30, 2007 were $2,480,000, a decrease of $1,185,000 or 32.3% compared to $3,665,000 for the six months ended June 30, 2006. We reduced our spending on advertising in the first half of 2007 related to our print media campaigns and our race program sponsorship. We have terminated our sponsorship of a NASCAR team, believing the expenditure will be more effectively deployed otherwise. Further, due to planned re-branding initiative, we have delayed other tactics to fully benefit from our new logo and programming initiatives. We believe that our advertising expenses will substantially increase over the short-term future as we continue to deploy tactics to increase and maintain our subscriber base and the number of viewers watching our programming.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $6,272,000, an increase of $1,821,000 or 40.9% compared to $4,451,000 for the three months ended June 30, 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 were $12,895,000, an increase of $3,768,000 or 41.3% compared to $9,127,000 for the six months ended June 30, 2006. As a percentage of revenues, selling, general and administrative expenses were 54.4% and 44.5% in the three months ended June 30, 2007 and 2006, respectively. As a percentage of revenues, selling, general and administrative expenses were 57.8% and 45.4% in the six months ended June 30, 2007 and 2006, respectively. We granted our new CEO two traunches of performance units of 400,000 shares each which vest upon our stock price reaching stipulated levels. We have calculated their fair value using a lattice model. The first traunch has an estimated value of $4,634,000 and has an expected service period of 0.6 years. In the six months ended June 30, 2007, we recognized $1,490,000 related to this grant. The second grant of 400,000 performance units was calculated to have a fair value of

$4,474,000 and an expected service period of 1.1 years.  In the six months ended June 30, 2007, we recognized $1,816,000 of compensation expense related to this grant. The remainder of the increase in selling, general and administrative fees related primarily to consulting fees pertaining to assistance in the execution of our strategic plan, accounting fees for the audit of our evaluation of the effectiveness of our internal control over financial reporting in 2007 related to the 2006 fiscal year and related to increased filing requirements in 2007 and to other operating costs.

We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future. Such increases will be reflected in marketing, advertising and promotion expenses as we continue to work to gain increased distribution of our channel, as well as from increases in other corporate expenses. We anticipate we will incur compensation costs in the amount of $6,612,000 in the year ending December 31, 2007 related to the performance units granted to our new CEO. In addition, we are adding to our support staff across all departments to support our initiatives in subscriber growth and in other areas such as accounting and finance.

Depreciation and amortization for the three months ended June 30, 2007 were $662,000, a decrease of $165,000 or 20.0% compared to $827,000 for the three months ended June 30, 2006. Depreciation and amortization for the six months ended June 30, 2007 were $1,374,000, a decrease of $55,000 or 3.8% compared to $1,429,000 for the six months ended June 30, 2006. In the third quarter of 2006, we recognized the impairment of our MSO Relationship intangible asset. Accordingly, the amortization of the asset of $248,000 in the six months ended June 30, 2006 did not occur in the six months ended June 30, 2007.

Loss from Operations

Loss from operations for the three months ended June 30, 2007 was $355,000, a change of $257,000 compared to $612,000 for the three months ended June 30, 2006. Loss from operations for the six months ended June 30, 2007 was $1,213,000, a change of $120,000 compared to $1,333,000 for the six months ended June 30, 2006. As discussed above, the improvement in our loss from operations is driven by increased prices we are realizing for our advertising inventory, growth in our subscriber base, lower advertising costs as we delayed initiatives to correspond with other tactics, lower programming cost as we re-define the number of episodes repeated during the quarter all offset by increased stock-based compensation, professional fees and other charges. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, possible subscriber rate relief to our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the short-term future until scale is achieved to reverse the trend. There can be no assurance that these strategies will be successful.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $76,000. We did not incur interest in the three months ended June 30, 2007. Interest expense for the six months ended June 30, 2006 was $153,000. We did not incur interest in the six months ended June 30, 2007. This is attributable to having obtained two term loans in November 2005 with original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35% which we repaid in October 2006. We do not expect to incur interest expense in the foreseeable future.

Other Income

Other income for the three months ended June 30, 2007 was $812,000, an increase of $169,000 compared to $643,000 for the three months ended June 30, 2006. Other income for the six months ended June 30, 2007 was $1,515,000, an increase of $249,000 compared to $1,266,000 for the six months ended June 30, 2006. This improvement was primarily due to increased dividends and interest earned on our increased average balances of our investment in available-for-sale securities and cash and cash equivalent balances.

Income (Loss) from Continuing Operations Before Income Taxes

Income (loss) from continuing operations before income taxes as a percentage of revenues was 4.0% for the three months ended June 30, 2007 compared to (0.5%) for the three months ended June 30, 2006. Income (loss) from continuing operations before income taxes as a percentage of revenues was 1.4% for the six months ended June 30, 2007 compared to (1.1%) for the six months ended June 30, 2006.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended June 30, 2007 was $106,000, a change of $134,000 as compared to ($28,000) for the three months ended June 30, 2006. Income tax provision (benefit) for the six months ended June 30, 2007 was $70,000, a change of $106,000 as compared to ($36,000) for the six months ended June 30, 2006. The change was principally due to our recognizing a profit in the three and six months ended June 30, 2007 as compared to a loss for the three and six months ended June 30, 2006. Interim tax provisions and benefits are determined using an estimate of the annual effective tax rate. As of June 30, 2007, our estimated annual tax rate for the year ending December 31, 2007 was approximately 23%, which was below the expected statutory rate primarily as a result of projection of a benefit to be realized by year end and because of permanent differences between our projected income (loss) before taxes for financial reporting purposes and our projected income (loss) for tax reporting purposes. Many of our options are qualified incentive stock options or ISOs. That portion of the current year SFAS 123R compensation expense relating to ISOs is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. Because of this, and along with the effects of certain other income tax adjustments, our effective tax rate for the three months ended June 30, 2007 was 23.1% compared to 62.2% for the three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, our effective income tax rate was 23.1% and 16.1%, respectively.

Income (Loss) from Continuing Operations

Income from continuing operations for the three months ended June 30, 2007 was $351,000, a change of $368,000 compared to a loss of $17,000 for the three months ended June 30, 2006. Income from continuing operations for the six months ended June 30, 2007 was $232,000, a change of $416,000 compared to a loss of $184,000 for the six months ended June 30, 2006. The decrease was due to the reasons stated above.

Income (Loss) from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax for the three months ended June 30, 2007 was $7,000, a change of $326,000 compared to income of $319,000 for the three months ended June 30, 2006. Income from discontinued operations, net of tax for the six months ended June 30, 2007 was $28,000, a change of $301,000 compared to $329,000 for the six months ended June 30, 2006. In the three and six months ended June 30, 2006 we recognized tax benefits that resulted in recognition of net income from discontinued operations while we recorded a loss from discontinued operations before income tax benefit. Operations of the Membership Division ceased after just less than 4 months in 2007 such that true comparisons of like time periods are not made between the three and six months ended June 30, 2007 to the same periods in 2006.

Net Income

Net income for the three months ended June 30, 2007 was $344,000, an increase of $42,000 compared to $302,000 for the three months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $260,000, an increase of $115,000 compared to $145,000 for the six months ended June 30, 2006.

Liquidity and Capital Resources

We generated $7,493,000 of cash in our operating activities in the six months ended June 30, 2007, compared to using $152,000 in the six months ended June 30, 2006. We used $582,000 of cash in discontinued operations in the six months ended June 30, 2007 compared to using $119,000 for the six months ended June 30, 2006. We had a cash and cash equivalent balance of $18,689,000 at June 30, 2007, an increase of $4,463,000 from the balance of $14,226,000 at December 31, 2006. We also had short-term investments classified as available-for-sale securities of $47,747,000 at June 30, 2007, an increase of $5,603,000 from the balance of $42,144,000 at December 31, 2006. The investments at June 30, 2007 were comprised principally of auction rate securities ($46,910,000) with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. Various equity securities ($837,000) make up the remainder of the June 30, 2007 balance. We believe we have the ability to quickly liquidate the auction rate securities at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $74,623,000 at June 30, 2007, compared to $65,838,000 at December 31, 2006 excluding the current assets and current liabilities of discontinued operations.

The increase in cash flow from operating activities in the six months ended June 30, 2007 compared to the same period in 2006 was due to a number of factors including the receipt of federal and state income tax refunds resulting from our utilization of our net operating loss for both the 2005 income tax returns and, as appropriate, carryback opportunities, improvements in the timing of the collection of our accounts receivable, greater increases in noncash costs and operating expenses as compared to the increase in costs and operating expenses as a whole, and our ability to recognize tax benefits from exercise of stock options in excess of recognized expense in 2006 but due to our 2007 outlook, we can not recognize a corresponding amount in 2007.

Net cash used in investing activities was $2,705,000 in the six months ended June 30, 2007 compared to cash provided by investing activities of $2,205,000 for the six months ended June 30, 2006. We used $69,000 of cash in discontinued operations investing activities in the six months ended June 30, 2007 compared to using $24,000 in the six months ended June 30, 2006. The increase in cash used in investing activities was related principally to the net difference of sales and purchases of short-term auction rate securities partially offset by a decrease in capital expenditures on “construction in progress” and equipment related to the build-out of our broadcast facility. Additional capital expenditures were for fixed asset replacements. The sale of our Membership Division provided $3,589,000 of cash from investing activities.

Cash provided by financing activities was $326,000 in the six months ended June 30, 2007 compared to $924,000 for the six months ended June 30, 2006. The discontinued operations did not contribute or use cash in investing activities in the six months ended June 30, 2007 compared to using $9,000 in the six months ended June 30, 2006. The cash provided by financing activities in the six months ended June 30, 2007 was principally the proceeds from the exercise of stock options offset by the purchase of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. During the six months ended June 30, 2006, cash provided by financing activities was principally the result of realizing tax benefits from the exercise of stock options in excess of recognized expense plus the proceeds from the exercise of stock options. During the three months ended June 30, 2007, we could not recognize the tax benefits from the exercise of stock options in excess of recognized expense because we do not project that we will be able to realize this year’s benefit during this year. For the three months ended June 30, 2006, cash provided by financing activities was offset by principal payments on outstanding debt.

On November 2, 2005, we renewed our revolving line of credit agreement (the “revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 7, 2007 and increasing the total amount which can be drawn upon under the revolver from $5,000,000 to $8,000,000. The revolver provides that the interest rate shall be LIBOR plus 1.25%. The revolver is collateralized by substantially all of our assets. This credit facility contains customary financial and other covenants and restrictions, as amended on November 2, 2005, including a change of control provision and certain minimum profitability metrics (which, as amended, exclude the effects of noncash stock based employee compensation expense) measured at each quarter end. As of June 30, 2007 and as of the date of this report, we did not have any amounts outstanding under this credit facility.

As of June 30, 2007, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least September 1, 2008. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2007 and December 31, 2006, our investment portfolio included fixed-income securities of $47,747,000 and $42,144,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of June 30, 2007 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on this evaluation, we have concluded that as a result of a material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2007.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of this evaluation with the Audit Committee of our Board of Directors, and based on this evaluation, management determined that as of December 31, 2006 a material weakness existed relating to inadequate financial department staffing and a lack of financial accounting expertise necessary to properly account for certain complex or non-routine transactions. This deficiency has not been fully remediated as of June 30, 2007, the date of this report.

Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  Until this deficiency is remediated, management has concluded that there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that this control deficiency continues to constitute a material weakness. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007 based on the criteria in Internal Control—Integrated Framework.

Remediation plan for material weakness in internal control over financial reporting.   The lack of staff resources and financial expertise arose as a result of several issues including time constraints imposed on the accounting staff  as a result of our heavier than normal financial reporting requirements during the fourth quarter of 2006 carrying into the first quarter of 2007, employee turnover and our inability to timely fill accounting and financial-related positions. Our management, with the oversight of our Audit Committee, has devoted considerable effort to remediate the material weakness identified above. However, as of June 30, 2007, we had not fully remediated the material weakness in our internal control over financial reporting.

We have recently filled certain open positions within the accounting department and are conducting a search for a candidate to take the position of Chief Accounting Officer. In addition, we are implementing accounting software that will enhance our capabilities across many accounting disciplines, particularly as it relates to share-based compensation. We will more fully develop the technical expertise of our existing staff and fill open positions with qualified replacements. We have engaged additional outside consultants to bolster our U.S. GAAP expertise until and after we have been successful in bringing the expertise in-house. We believe that we have been even more active in using such trained personnel in the six months ended June 30, 2007 and believe this action has had a significantly positive impact on our internal controls over financial reporting.

Many of the remedial actions we have taken are very recent, and other remedial actions are yet to be implemented including the training of the additional personnel. Because our remediation efforts include the hiring of additional personnel many of the controls in our current system of internal controls will still rely extensively on manual review and approval, and management will not be able to conclude that the material weakness has been eliminated until such additional personnel have been engaged and the controls have been successfully operated and tested. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate.

Changes in internal control over financial reporting.   Other than as noted above, during the quarter ended June 30, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to the date referred to above.

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

The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs and satellite service providers, having such relationship or agreement with a MSO does not ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite service provider will carry our channel. Under our current contracts and arrangements, TOC typically offers satellite systems and cable MSOs, along with their cable affiliates, the right to broadcast Outdoor Channel to their subscribers, but such contracts or arrangements typically do not require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider. Because certain carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, and in which geographic markets Outdoor Channel will be offered, we have no assurance that Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, if we are unable to fully comply with the terms of such agreements, the service providers could discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with some of the service providers that are currently distributing our channel. Our distribution agreements with six of the major service providers, accounting for approximately 59% of our subscriber base as of August 2006, have terminated as of May 1, 2007. If we are unable to renew these distribution agreements, we could lose a substantial number of subscribers. If cable and satellite service providers discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.

We may not be able to grow our subscriber base at a sufficient rate to offset planned increased costs, decreased revenue or at all, and as a result our revenues and profitability may not increase and could decrease.

A major component of our growth strategy is based on increasing the number of subscribers to our channels. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for our channels; overall growth in cable and satellite subscribers; the popularity of our programming; our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, and maintain existing distribution; plus other factors that are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of our channels on cable and satellite systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain our current subscriber fee rates. In particular, negotiations for new carriage agreements, or amendments to, or renewals of, current carriage agreements, are lengthy and complex, and we are not able to predict with any accuracy when such increases in our subscriber base may occur, if at all, or if we can maintain our current subscriber fee rates. If we are unable to grow our subscriber base or we reduce our subscriber fee rates, our subscriber and advertising revenues may not increase and could decrease. In addition, as we plan and prepare for such projected growth in our subscriber base, we plan to increase our expenses accordingly. If we are not able to increase our revenue to offset these increased expenses, and if our subscriber fee revenue decreases, our profitability could decrease.

If we offer favorable terms or incentives to service providers in order to grow our subscriber base, our operating results may be harmed or your percentage of the Company may be diluted.

Although we currently have plans to offer incentives to service providers in an attempt to increase the number of our subscribers, we may not be able to do so economically or at all. If we are unable to increase the number of our subscribers on a cost-effective basis, or if the benefits of doing so do not materialize, our business and operating results would be harmed. In particular, it may be necessary to reduce our subscriber fees in order to grow or maintain our subscriber base.  In addition, if we make any upfront cash payments to service providers for an increase in our subscriber base, our cash flow could be adversely impacted, and we may incur negative cash flow for some time. In addition, if we were to make such upfront cash payments or provide other incentives to service providers, we expect to amortize such amounts ratably over the term of the agreements with the service providers. However, if a service provider terminates any such agreement prior to the expiration of the term of such agreement, then under current accounting rules we may incur a large expense in that quarter in which the agreement is terminated equal to the remaining un-amortized amounts and our operating results could accordingly be adversely affected. In addition, if we offer equity incentives, the terms and amounts of such equity may not be favorable to us or our stockholders.

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

We do not control the channels with which our channel is packaged by cable or satellite service providers. The placement by a cable or satellite service provider of our channel in unpopular program packages could reduce or impair the growth of the number of our viewers and subscriber fees paid by service providers to us. In addition, we do not set the prices charged by cable and satellite service providers to their subscribers when our channel is packaged with other television channels. The prices for the channel packages in which our channel is bundled may be set too high to appeal to individuals who might otherwise be interested in our network. Further, if our channel is bundled by service providers with networks that do not appeal to our viewers or is moved to packages with fewer subscribers, we may lose viewers. These factors may reduce the number of subscribers and/or viewers of our channel, which in turn would reduce our subscriber fees and advertising revenue.

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

We have found a material weakness in our internal controls over financial reporting, and we cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of December 31, 2006, our internal control over financial reporting was ineffective due to the presence of a material weakness, as more fully described in Item 9A of our Form 10-K for the period ended December 31, 2006. We are actively working to correct this material weakness, which will continue until we are able to hire additional staff in our accounting department and successfully operate and test our controls with such staff in place.

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

The average cost of programming has increased recently for the cable industry and such increases may continue. We plan to build our programming library through the acquisition of long-term broadcasting rights from third party producers, in-house production and outright acquisition of programming, and this may lead to increases in our programming costs. The development, production and editing of television programming requires a significant amount of capital and there are substantial financial risks inherent in developing and producing television programs. Actual programming and production costs may exceed their budgets. Factors such as labor disputes, death or disability of key spokespersons or program hosts, damage to master tapes and recordings or adverse weather conditions may cause cost overruns and delay or prevent completion of a project. If we are not able to successfully recover the costs of developing or acquiring programming through increased revenues, whether the programming is produced by us or acquired from third-party producers, our business and operating results will be harmed.

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

•                  increased compensation expenses resulting from the hiring of highly qualified employees;

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

We also compete with television network companies that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In some cases, we compete with cable and satellite service providers that have the financial and technological resources to create and distribute their own television networks, such as Versus, which is owned and operated by Comcast. In order to compete for subscribers, we may be required to reduce our subscriber fee rates or pay either launch fees or marketing support or both for carriage in certain circumstances in the future which may harm our operating results and margins. We may also issue our securities from time to time in connection with our attempts for broader distribution of Outdoor Channel and the number of such securities could be significant. We compete for advertising sales with other pay television networks, broadcast networks, and local over-the-air television stations. We also compete for advertising sales with satellite and broadcast radio and the print media. We compete with other cable television networks for subscriber fees from, and affiliation agreements with, cable and satellite service providers. Actions by the Federal Communications Commission, which we refer to as the FCC, and the courts have removed certain of the impediments to entry by local telephone companies into the video programming distribution business, and other impediments could be eliminated or modified in the future. These local telephone companies may distribute programming that is competitive with the programming provided by us to cable operators.

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

Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Other than our CEO, Roger L. Werner, Jr., none of our employees are under contract and all of our employees are “at-will.” Any of our officers or key employees could leave at any time, and we do not have “key person” life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our Chairman of the Board, Roger L. Werner, Jr., our CEO and President, William A. Owen, our Chief Financial Officer, or Thomas E. Hornish, our COO and General Counsel, could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

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

Approximately 72% of programs we aired in 2006 (exclusive of infomercials) on Outdoor Channel were provided by third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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

Regulatory carriage requirements also could reduce the channel capacity available to carry Outdoor Channel. The 1992 Cable Act granted television broadcasters a choice of must-carry rights or retransmission consent rights. The rules adopted by the FCC generally provide for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could reduce carriage of Outdoor Channel by limiting its carriage in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television broadcasters may assert the rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. In 2005, the FCC decided that television broadcasters do not have such additional must-carry rights. In 2007, the FCC began considering the adoption of new rules that would require cable operators to deliver to their subscribers both a digital and analog version of the signal of every broadcaster with must-carry rights, as well as any HD version of the broadcaster’s signal. Thus, if such rules are adopted, cable operators could be required to devote significant additional bandwidth to the carriage of two, or possibly even three, duplicative streams of each broadcaster’s programming, and cable networks could be foreclosed from carriage on such bandwidth. The imposition of such additional must-carry regulation, in conjunction with any limited cable system channel capacity, would increase the likelihood that cable operators may be forced to drop some cable programming services and could reduce carriage of Outdoor Channel.

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

In addition, government-mandated a la carte carriage or small tiers of channels by cable system operators could adversely impact our viewership levels if Outdoor Channel is sold a la carte or moved to such a tier. In response to a request from the Committee on Energy and Commerce of the House of Representatives, the FCC’s Media Bureau conducted a study in 2004 regarding, among other things, government-mandated a la carte or mini-tier packaging of programming services in which each subscriber would purchase only those channels that he or she desired instead of the larger bundles of different channels as is typical today. The Media Bureau’s report in 2004 observed that such packaging would increase the cost of programming to consumers and injure programmers. On February 9, 2006, the Media Bureau released a further report which stated that the 2004 report was flawed and which concluded that a-la-carte sales could be in the best interests of consumers. Although the FCC cannot mandate a-al-carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a-ala-carte sales or otherwise seek to impose greater regulatory controls on how cable programming is sold. If, in response to any statute enacted by Congress, or any rate or other government regulation, cable system operators implement channel offerings that require subscribers to affirmatively choose to pay a separate fee to receive Outdoor Channel, either by itself or in combination with a limited number of other channels, the number of viewers for Outdoor Channel could be reduced.

The regulation of programming services, cable television systems and satellite licensees is subject to the political process and has been in constant flux over the past decade. Further, material changes in the law and regulatory requirements are difficult to anticipate and our business may be harmed by future legislation, new regulation, deregulation or court decisions interpreting laws and regulations.

If our goodwill becomes impaired, we will be required to take a noncash charge which could have a significant effect on our reported net earnings.

A significant portion of our assets consists of goodwill.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, we test goodwill for impairment during the fourth quarter of each year, and on an interim date if factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill under SFAS 142 and a noncash charge would be required. Such a charge could have a significant effect on our reported net earnings.

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

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

(a)  Annual meeting of stockholders was held on June 6, 2007.

(b)  Stockholders voted for the election of Mr. Perry T. Massie and Mr. T. Bahnson Stanley as directors whose term shall expire in 2010. Messrs. Ajit M. Dalvi, Michael L. Pandzik and David D. Kinley continued as directors whose term shall expire in 2008. Messrs. Thomas H. Massie, David C. Merritt and Roger L. Werner continued as directors whose term shall expire in 2009.

(c)  Proposal One to elect two directors to the Company’s board of directors to serve until the 2010 annual meeting of stockholders resulted in the election of Mr. P. Massie with 14,057,971 (94.88%) votes for and 758,760 (5.12%) withheld, and Mr. Stanley with 13,680,730 (92.33%) votes for and 1,136,001 (7.67%) withheld.

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

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ William A. Owen
William A. Owen
Authorized Officer, Chief Financial Officer and Controller (Principal Accounting Officer)
Date: August 9, 2007