Form 10-Q/A
period 2007-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2008-02-01
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 30, 2007
Common Stock, $0.001 par value	25,832,613

EXPLANATORY NOTE
This amendment on Form 10-Q/A reflects the restatement of the unaudited condensed consolidated financial statements of Outdoor Channel Holdings, Inc. and Subsidiaries as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and Note 11, arising from the effects of correction of: the period over which we are recognizing the charge for performance units and a director’s stock option; the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty of Income Taxes — an interpretation of FAS No. 109”; an error related to the timing of advertising revenue recognition; an error related to the income statement classification of certain expenses associated with share-based payments and payroll related items; an error related to the accounting for equity awards to non-employees; and to reflect the correction of an error related to the recording of deferred tax asset in 2004 related to the charge to compensation expense related to incentive stock options assumed in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.
Additionally, we reviewed other account balances as of December 31, 2006 and earlier to consider facts and circumstances identified after the filing of our annual report on Form 10-K for the periods then ended. We have identified certain amounts that management considers to be individually, and when taken as a whole, to be immaterial to the financial statements for all periods presented. We have accordingly adjusted the December 31, 2006 balances herein to reflect such items.
All of the information in this Form 10-Q/A is as of May 10, 2007, the filing date of the original Form 10-Q for the quarter ended March 31, 2007, and has not been updated for events subsequent to that date other than for the effects of the matter discussed above. Unless otherwise indicated, the exhibits previously filed with the Form 10-Q are not filed herewith but are incorporated herein by reference.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q/A
For The Period Ended March 31, 2007
* * *

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(As Restated,
	(As Restated,	Note 11)
	Note 11)
Assets
Current assets:
Cash and cash equivalents	$32,498	$15,447
Investment in available-for-sale securities	31,588	42,144
Accounts receivable, net of allowance for doubtful accounts of $218 and $208	6,861	6,845
Income tax refund receivable	222	2,299
Deferred tax assets, net	624	608
Prepaid programming costs	2,466	2,713
Other current assets	951	929

Total current assets	75,210	70,985

Property, plant and equipment at cost, net:
Membership division	3,352	3,352
Outdoor Channel	12,285	12,494

Property, plant and equipment, net	15,637	15,846
Amortizable intangible assets, net	680	820
Goodwill	43,124	43,816
Deferred tax assets, net	11,716	11,344
Deposits and other assets	2,170	2,139

Totals	$148,537	$144,950

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,543	$2,901
Accrued severance payments	284	341
Current portion of deferred revenue	780	836
Current portion of deferred obligations	49	42
Customer deposits	568	155

Total current liabilities	5,224	4,275

Accrued severance payments, net of current portion	41	44
Deferred revenue, net of current portion	1,437	1,361
Deferred obligations	308	324

Total liabilities	7,010	6,004

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 25,843 and 25,507 shares issued and outstanding	26	26
Additional paid-in capital	169,264	165,205
Accumulated other comprehensive income	47	48
Accumulated deficit	(27,810)	(26,333)

Total stockholders’ equity	141,527	138,946

Totals	$148,537	$144,950

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(As Restated,	(As Restated,
	Note 11)	Note 11)
Revenues:
Advertising	$6,386	$5,690
Subscriber fees	4,749	4,383
Membership income	1,129	1,226

Total revenues	12,264	11,299

Cost of services:
Programming	1,474	1,544
Satellite transmission fees	596	638
Production and operations	1,370	1,169
Other direct costs	208	157

Total costs of services	3,648	3,508

Other expenses:
Advertising	736	2,213
Selling, general and administrative	9,044	5,599
Depreciation and amortization	711	679

Total other expenses	10,491	8,491

Loss from operations	(1,875)	(700)

Interest expense	—	78

Other income	703	623

Loss before income taxes	(1,172)	(155)

Income tax provision (benefit)	(445)	(3)

Net loss	$(727)	$(152)

Loss per common share — basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	25,603	24,445

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2007
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2006 (as restated, Note 11)	25,507	$26	$165,205	$48	$(26,333)	$138,946

Comprehensive loss:
Net loss (as restated, Note 11)	—	—	—	—	(727)	(727)
Effect of change in fair value of available-for-sale securities, net of deferred taxes	—	—	—	(1)	—	(1)

Total comprehensive loss (as restated, Note 11)						(728)

Common stock issued upon exercise of stock options	332	—	446	—	—	446

Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	20	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	3,780	—	—	3,780

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(16)	—	(167)	—	—	(167)

Cumulative effect of adoption of new accounting pronouncement (Note 8)	—	—	—	—	(750)	(750)

Balance, March 31, 2007	25,843	$26	$169,264	$47	$(27,810)	$141,527

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
	(As Restated,	(As Restated,
	Note 11)	Note 11)
Operating activities:
Net loss	$(727)	$(152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	826	680
Provision for doubtful accounts	60	67
Share-based employee and service provider compensation	3,780	831
Deferred tax provision (benefit)	(446)	(3)
Tax benefits from exercise of stock options in excess of recognized expense	—	(34)

Changes in operating assets and liabilities:
Accounts receivable	(76)	(1,570)
Income tax refund receivable	2,077	—
Prepaid programming costs	247	(194)
Other current assets	(22)	(388)
Deposits and other assets	(146)	(69)
Accounts payable and accrued expenses	498	422
Deferred revenue	20	659
Customer deposits	413	482
Accrued severance payments	(60)	(4)
Deferred obligations	(9)	17

Net cash provided by operating activities	6,435	744

Investing activities:
Purchases of property, plant and equipment	(217)	(973)
Purchases of available-for-sale securities	(16,726)	(32,638)
Proceeds from sale of available-for-sale securities	27,280	34,150

Net cash provided by investing activities	10,337	539

Financing activities:
Principal payments on long-term debt and capital leases	—	(182)
Proceeds from exercise of stock options	446	183
Purchase of treasury stock	(167)	—
Tax benefits from exercise of stock options in excess of recognized expense	—	34

Net cash provided by financing activities	279	35

Net increase in cash and cash equivalents	17,051	1,318
Cash and cash equivalents, beginning of period	15,447	18,276

Cash and cash equivalents, end of period	$32,498	$19,594

Supplemental disclosure of cash flow information:

Interest paid	$—	$78

Income taxes paid	$1	$—

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$(1)	$12

Property, plant and equipment costs incurred but not paid	$96	$216

Retirement of treasury stock	$167	$—

Effect of net increase in fair value of cash flow hedge	$—	$79

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
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“ FIN 48 “), which became effective for the Company on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“ FAS 157 “). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair-value measure for recognition or disclosure purposes under GAAP. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“ FAS 159 “) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both FAS 157 and FAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 157 and FAS 159 will have, if any, on its consolidated financial statements.
Restatement of 2007 Financial Statements
The accompanying condensed consolidated financial statements as of March 31, 2007 (unaudited) and December 31, 2006 and for the unaudited three months ended March 31, 2007 and 2006 and the related notes have been restated as further explained in Note 11. In particular, the restatement reflects the effects of correction of: the period over which we are recognizing the charge for performance units and a director’s stock option; the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty of Income Taxes — an interpretation of FAS No. 109”; an error related to the timing of advertising revenue recognition; an error related to the income statement classification of certain expenses associated with share-based payments and payroll related items; an error related to the accounting for equity awards to non-employees; and to reflect the correction of an error related to the recording of deferred tax asset in 2004 related to the charge to compensation expense related to incentive stock options assumed in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.
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

Information included in the consolidated balance sheet as of December 31, 2006 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2006 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) and as restated herein for the year ended December 31, 2006 that was previously filed with the Securities and Exchange Commission (the “SEC”) (see also Note 11). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements, the other information also included in the 10-K and Note 11.
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
NOTE 3—STOCK INCENTIVE PLANS
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) using the modified prospective transition method. This method requires compensation cost to be recognized in the financial statements over the service period for the fair value of all awards (including awards to employees) granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption and requires that prior periods not be restated. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock and stock appreciation rights (“SARs”) to our officers, directors and employees. Outstanding options generally vest from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs. Prior to September 30, 2006 we had not awarded any performance units but did so in the fourth quarter of 2006. Prior to the adoption of SFAS 123R, we used the intrinsic value method to account for stock options granted to employees and made no charges against earnings with respect to those options at the date of grant since our employee options had exercise prices that were equal to the market price, however, as explained in the 10-K, we recognized a charge in the third quarter of 2004 when we issued fully-vested options to purchase shares in Outdoor Channel Holdings in exchange for fully-vested options held by employees of TOC on September 8, 2004.
We expense awards at the earliest of their vesting schedule or pro rata on a straight line basis over the requisite service period and have not capitalized any share-based compensation to any of our assets. The following tables summarize share-based compensation expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Nature of Award:
Restricted stock	$235	$97
Options	695	734
Performance units	2,850	—

Total share-based compensation expense	$3,780	$831

	Three Months Ended
	March 31,
	2007	2006
Classification of Compensation Expense:
Cost of services:
Production and operations	$(9)	$36
Other expenses:
Selling, general and administrative	3,789	795

Total share-based compensation expense	$3,780	$831

The Company follows the guidance contained in Emerging Issue Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) related to the accounting for awards granted to non-employees. During the three months ended March 31, 2007 one employee transitioned to an independent service provider. As of the transition date, the fair value of these stock options was estimated to be $0.47 per share. No options were issued during the three months ended March 31, 2007. We granted 60 employee stock options in the three months ended March 31, 2006 which had a weighted average fair value estimated to be $6.77 per share. The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2007	2006

Risk-free interest rate	4.9 — 5.0%	4.3 — 4.6%
Dividend yield	0%	0%
Expected life of the option	0.8 years	3.8 years
Volatility factor	39.2 — 39.5%	55.8 — 58.9%
Weighted average volatility factor	39.4%	58.4%
Expected volatilities are based on the historical volatility of our stock. We have adopted the guidance of the SEC’s Staff Accounting Bulletin No. 107 that notes if share options have “plain vanilla” characteristics, a simplified method of estimating the expected life of the option may be employed temporarily. The simplified method utilizes the average of the vested term and the original contract term. We have experienced certain events that indicate that our long-term historical experience is no longer valid. As such we adopted the simplified method. The use of the simplified method is permissible only through December 31, 2007 after which time we will be required to utilize another method to determine the weighted average expected term. Our short-term historical experience with exercise and post-vesting employment termination behavior supports this method for determining the options’ expected life. When sufficient historical experience has been obtained, we will use such experience for future estimations of the expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.
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
For the three months ended March 31, 2007 and 2006, the computation of diluted loss per common share does not take into account any of our outstanding stock options or performance units because the effect of their assumed exercise would be anti-dilutive. The number of shares potentially issuable by the Company at March 31, 2007 and 2006 upon the exercise of stock options and upon the vesting of performance units that were not included in the computation of net loss per common share because they were anti-dilutive totaled 2,435 and 1,057, respectively.
NOTE 5—EQUITY TRANSACTIONS
Issuances of Common Stock by the Company
For the three months ended March 31, 2007 and 2006, we received cash from the exercise of options as follows:

	Three Months Ended
	March 31,
	2007	2006

Number of options exercised	332	174
Cash proceeds	$446	$183
Tax benefit from options exercised	$692	$672

During the three months ended March 31, 2007, we issued to employees 33 shares of restricted stock while 14 shares of restricted stock have been canceled due to employee turnover. We also issued 1 share to a service provider in the three months ended March 31, 2007 which vest monthly over a twelve month period. During the three months ended March 31, 2006, we issued no shares of restricted stock.
Under SFAS 123R, the fair value of the shares and options, adjusted for a forfeiture assumption, at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet) will be amortized to share-based compensation expense as the rights to the restricted stock and options vest with an equivalent amount added to additional paid-in capital. Changes to forfeiture assumptions are based on actual experience and are recorded in accordance with the rules related to accounting for changes in estimates. For the service providers, however, the future charge will be recognized in accordance with EITF 96-18 and, except for the performance shares, will be remeasured to reflect the fair market value at the end of each reporting period until the shares vest when the related charge will be remeasured for the final time. Restricted shares issued to service providers that vest upon specific performance have been excluded from compensation expense recognition until and if such shares vest upon achievement of the performance goals.
Based on the closing market price on March 31, 2007 (the last trading day of the quarter) of $10.22 per share, the fair value of the 7 unvested service provider shares of restricted stock was $63. Assuming the closing market price as of March 31, 2007 does not change over the remaining vesting period, we would have $63 of expense yet to be recognized.
Stock Options
A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of March 31, 2007 and the changes in options outstanding during the three months then ended is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	(in	Exercise	Contractual	(in
Options	thousands)	Price	Term	thousands)

Outstanding at beginning of period	3,272	$9.48
Granted	—	—
Exercised	(332)	1.34
Forfeited or expired	(20)	13.77

Outstanding at end of period	2,920	$10.38	2.50	$5,827

Vested or expected to vest at end of period	2,866	$10.32	2.47	$5,826

Exercisable at end of period	1,953	$8.97	2.07	$5,770

There were no options granted during 2007. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $6.76. The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $3,204 and $1,755, respectively.
The total fair value of options to purchase common stock that vested during the three months ended March 31, 2007 and 2006 was $1,248 and $600, respectively.
Restricted Stock
A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of March 31, 2007 and the changes in restricted shares outstanding during the three months then ended is presented as follows:

		Weighted
	Shares	Average
	(in	Grant-Date
	thousands)	Fair Value
Nonvested at beginning of period	314	$12.73
Granted	34	12.83
Vested	(13)	12.05
Forfeited	(14)	13.63

Nonvested at end of period	321	$12.73

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.
Expense to be Recognized
Expense associated with our stock based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of March 31, 2007 are as follows:

	March 31, 2007
		Weighted Average
	Expense	Remaining
	Yet to be	Requisite Service
	Recognized	Periods

Stock options	$4,328	2.55 years
Restricted stock	2,963	2.43 years
Performance units	3,733	0.40 years

Total	$11,024	1.79 years

NOTE 6—RELATED PARTY TRANSACTIONS
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders, directors and officers of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalator clause. Rent expense paid to Musk Ox Properties, LP totaled approximately $90 and $87 in the three months ended March 31, 2007 and 2006, respectively. On April 24, 2007, in conjunction with the sale of the Membership Division (see Note 10-Subsequent Events), which resulted in our occupying less space, we have amended the lease and the monthly rent payment was reduced to $17 per month through the end of 2007 with a 3% per year escalator clause thereafter. We recognized rent expense related to this lease of $93 in each of the three months ended March 31, 2007 and 2006.
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
The investment in available-for-sale securities is as follows:

	As of	As of
	March 31, 2007	December 31, 2006

Auction rate securities	$30,695	$41,250
Equities	893	894

Total available-for-sale securities	$31,588	$42,144

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

NOTE 8—INCOME TAX PROVISION (BENEFIT)
The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes and the impact of share-based compensation expense recognized under SFAS 123R. That portion of the current year SFAS 123R compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. For the three months ended March 31, 2007 and 2006, we recognized a charge of $54 and $151, respectively, related to ISOs under SFAS 123R compensation expense.
We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As a result of the adoption of FIN 48, we recognized a $750 net increase to reserves for uncertain tax positions which we have classified as a decrease in non-current deferred tax assets, and a decrease to opening retained earnings. As of January 1, 2007 (the adoption date of FIN 48), the Company had approximately $1,148 of gross unrecognized tax benefits, of which $750 would affect the Company’s effective tax rate if recognized.
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
In April 2007, we began to actively pursue the sale of our Membership Division (see Note 10—Subsequent Events). We have disclosed the Membership Division as part of continuing operations in accordance with the provisions of SFAS 144.

Information with respect to these reportable segments as of and for the three months ended March 31, 2007 and 2006 is as follows:

					Additions to
		Loss		Depreciation	Property,
		Before Income	Total	and	Plant and
	Revenues	Taxes	Assets	Amortization	Improvements
As of and for the Three Months Ended: March 31, 2007 (as restated, Note 11)

TOC	$10,995	$(315)	$79,158	$765	$301
Membership Division	1,269	73	5,600	61	61

Subtotals of Segments	12,264	(242)	84,758	826	362
Corporate*	—	(930)	64,529	—	—

Totals	$12,264	$(1,172)	$149,287	$826	$362

March 31, 2006 (as restated, Note 11)
TOC	$9,920	$533	$81,036	$609	$1,177
Membership Division	1,379	189	5,854	71	12

Subtotals of Segments	11,299	722	86,890	680	1,189
Corporate*	—	(877)	67,467	—	—

Totals	$11,299	$(155)	$154,357	$680	$1,189

*	We capture corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of: professional fees including public relations, accounting and legal fees, taxes associated with being incorporated in Delaware, board fees, and other corporate fees not associated directly with either TOC or the Membership Division. Corporate assets consist primarily of cash not held in our operating accounts, available-for-sale securities, deferred tax assets, net and income tax refund receivable.
NOTE 10—SUBSEQUENT EVENTS
Our Board of Directors, after considering reports of consultants and on-going analysis of management, had decided the operations of the Membership Division is no longer strategic to the core business of The Outdoor Channel, Inc. In April 2007, we began to actively pursue the sale of our Membership Division comprised of GPAA, LLC and LDMA-AU, Inc. On April 24, 2007, we consummated the sale of the businesses, for cash, for a purchase price of $3,589 which is the combined carrying value of the businesses. The businesses were sold to Thomas H. Massie, a principal stockholder, director and officer of Outdoor Channel Holdings. Included in the carrying value was approximately $2,025 of cash and $389 of net intercompany receivable which was paid by the parent to the Membership Division in April 2007.
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

NOTE 11—RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended March 31, 2007 to reflect adjustments to the unaudited condensed consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 arising from the effects of correction of: the period over which we are recognizing the charge for performance units and a director’s stock option; the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty of Income Taxes — an interpretation of FAS No. 109”; an error related to the timing of advertising revenue recognition; an error related to the income statement classification of certain expenses associated with share-based payments and payroll related items; an error related to the accounting for equity awards to non-employees; and to reflect the correction of an error related to the recording of deferred tax asset in 2004 related to the charge to compensation expense related to incentive stock options assumed in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own. Additionally, we reviewed other account balances as of December 31, 2006 and earlier to consider facts and circumstances identified after the filing of our annual report on Form 10-K for the periods then ended. We have identified certain amounts that management considers to be individually and when taken as a whole to be immaterial to the financial statements for all periods presented. We have accordingly adjusted the December 31, 2006 balances herein to reflect such items. The accompanying unaudited condensed consolidated financial statements and related notes thereto have been restated in comparison to those in our previously filed Form 10-Q for the quarter ended March 31, 2007 to reflect the effects of those adjustments as explained below:
THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEET
As a result of the restatement, our unaudited condensed consolidated balance sheet as of March 31, 2007 changed as follows:

	As Originally
	Reported	As Restated	Change
Accounts receivable, net	$6,523	$6,861	$338
Current deferred tax assets, net	606	624	18
Other current assets	1,012	951	(61)
Total current assets	74,915	75,210	295
Property, plant and equipment, net	15,525	15,637	112
Goodwill	44,457	43,124	(1,333)
Deferred tax assets, net	13,615	11,716	(1,899)
Deposits and other assets	2,171	2,170	(1)
Total assets	151,363	148,537	(2,826)
Accounts payable and accrued expenses	3,604	3,543	(61)
Current portion of deferred revenue	249	780	531
Current portion of deferred obligations	—	49	49
Total current liabilities	4,705	5,224	519
Deferred revenue, net of current portion	1,968	1,437	(531)
Deferred obligations	333	308	(25)
Total liabilities	7,047	7,010	(37)
Additional paid-in capital	166,994	169,264	2,270
Accumulated deficit	(22,751)	(27,810)	(5,059)
Total stockholders’ equity	144,316	141,527	(2,789)
Total liabilities and stockholders’ equity	$151,363	$148,537	$(2,826)

As a result of the restatement, our unaudited condensed consolidated balance sheet as of December 31, 2006 changed as follows:

	As Originally
	Reported	As Restated	Change
Current deferred tax assets, net	$592	$608	$16
Total current assets	70,969	70,985	16
Property, plant and equipment, net	15,797	15,846	49
Goodwill	44,457	43,816	(641)
Deferred tax assets, net	13,775	11,344	(2,431)
Total assets	147,957	144,950	(3,007)
Accounts payable and accrued expenses	2,902	2,901	(1)
Current portion of deferred revenue	225	836	611
Current portion of deferred obligations	—	42	42
Total current liabilities	3,623	4,275	652
Deferred revenue, net of current portion	1,972	1,361	(611)
Deferred obligations	344	324	(20)
Total liabilities	5,983	6,004	21
Additional paid-in capital	164,589	165,205	616
Accumulated deficit	(22,689)	(26,333)	(3,644)
Total stockholders’ equity	141,974	138,946	(3,028)
Total liabilities and stockholders’ equity	$147,957	$144,950	$(3,007)
THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
As a result of the restatement, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2007 changed as follows:

	As Originally
	Reported	As Restated	Change
For the three months ended March 31, 2007
Advertising revenue	$6,048	$6,386	$338
Total revenues	11,926	12,264	338
Production and operations	1,473	1,370	(103)
Total costs of services	3,751	3,648	(103)
Selling, general and administrative	7,467	9,044	1,577
Depreciation and amortization	773	711	(62)
Total other expenses	8,976	10,491	1,515
Loss from operations	(801)	(1,875)	(1,074)
Loss before income taxes	(98)	(1,172)	(1,074)
Income tax provision (benefit)	(36)	(445)	(409)
Net loss	(62)	(727)	(665)
Loss per common share:
Basic earnings per common share	$0.00	$(0.03)	$(0.03)
Diluted earnings per common share	$0.00	$(0.03)	$(0.03)
Weighted average number of common shares — basic and diluted	25,273	25,603	330

As a result of the restatement, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2006 changed as follows:

	As Originally
	Reported	As Restated	Change
For the three months ended March 31, 2006
Advertising revenue	$5,685	$5,690	$5
Membership income	1,221	1,226	5
Total revenues	11,289	11,299	10
Production and operations	1,205	1,169	(36)
Other direct costs	208	157	(51)
Total costs of services	3,595	3,508	(87)
Advertising expense	2,162	2,213	51
Selling, general and administrative	5,544	5,599	55
Depreciation and amortization	673	679	6
Total other expenses	8,379	8,491	112
Loss from operations	(685)	(700)	(15)
Loss before income taxes	(140)	(155)	(15)
Income tax provision (benefit)	17	(3)	(20)
Net loss	(157)	(152)	5
Loss per common share:
Basic earnings per common share	$(0.01)	$(0.01)	$—
Diluted earnings per common share	$(0.01)	$(0.01)	$—
Weighted average number of common shares — basic and diluted	24,462	24,445	(17)
THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
As a result of the restatement, the unaudited condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2007 changed as follows:

	As Originally
	Reported	As Restated	Change

Balance, December 31, 2006
Additional paid-in capital	$164,589	$165,205	$616
Accumulated deficit	(22,689)	(26,333)	(3,644)
Total stockholders’ equity	141,974	138,946	(3,028)
Net loss	(62)	(727)	(665)
Total comprehensive loss	(63)	(728)	(665)
Share-based employee and service provider compensation expense	2,309	3,780	1,471
Change in estimate of tax benefit from exercise of stock options	(183)	—	183
Cumulative effect of adoption of new accounting pronouncement	—	(750)	(750)
Balance at March 31, 2007
Additional paid-in capital	166,994	169,264	2,270
Accumulated deficit	(22,751)	(27,810)	(5,059)
Total stockholders’ equity	$144,316	$141,527	$(2,789)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2007 changed as follows:

	As Originally
	Reported	As Restated	Change

For the three months ended March 31, 2007
Net loss	$(62)	$(727)	$(665)
Depreciation and amortization	889	826	(63)
Share-based employee and service provider compensation	2,309	3,780	1,471
Deferred tax provision (benefit), net	(36)	(446)	(410)
Change in:
Accounts receivable	262	(76)	(338)
Other current assets	(83)	(22)	61
Deposits and other assets	(147)	(146)	1
Accounts payable and accrued expenses	702	498	(204)
Deferred rent obligations	(11)	(9)	2
Net cash provided by operating activities	6,580	6,435	(145)
Purchases of property, plant and equipment	(362)	(217)	145
Net cash provided by financing activities	10,192	10,337	145
Change in estimate of tax benefit from exercise of stock options	183	—	(183)
Property, plant and equipment costs incurred but not paid	$—	$96	$96
As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2006 changed as follows:

	As Originally
	Reported	As Restated	Change

For the three months ended March 31, 2006
Net loss	$(157)	$(152)	$5
Depreciation and amortization	676	680	4
Share-based employee and service provider compensation	815	831	16
Deferred tax provision (benefit), net	17	(3)	(20)
Change in:
Accounts receivable	(1,560)	(1,570)	(10)
Accounts payable and accrued expenses	638	422	(216)
Deferred rent obligations	12	17	5
Net cash provided by operating activities	343	744	401
Purchases of property, plant and equipment	(1,189)	(973)	216
Net cash provided by investing activities	323	539	216
Net cash provided by financing activities	279	35	(244)
Property, plant and equipment costs incurred but not paid	$—	$216	$216

THE EFFECTS ON NOTE 3 — STOCK INCENTIVE PLANS
The effects of the restatement on share-based compensation expense for the three months ended March 31, 2007 are set forth below:

	As Originally
	Reported	As Restated	Change

For the three months ended March 31, 2007
Restricted stock	$153	$235	$82
Options	503	695	192
Performance units	1,653	2,850	1,197

Total share-based compensation expense	$2,309	$3,780	$1,471

	As Originally
	Reported	As Restated	Change

For the three months ended March 31, 2007
Cost of services:
Production and operations	$—	$(8)	$(8)
Other expenses:
Selling, general and administrative	2,309	3,788	1,479

Total share-based compensation expense	$2,309	$3,780	$1,471

The effects of the restatement on share-based compensation expense for the three months ended March 31, 2006 are set forth below:

	As Originally
	Reported	As Restated	Change

For the three months ended March 31, 2006
Restricted stock	$101	$97	$(4)
Options	713	734	21
Performance units	—	—	—

Total share-based compensation expense	$814	$831	$17

	As Originally
	Reported	As Restated	Change

For the three months ended March 31, 2006
Cost of services:
Production and operations	$—	$36	$36
Other expenses:
Selling, general and administrative	814	795	(19)

Total share-based compensation expense	$814	$831	$17

THE EFFECTS ON NOTE 5 — EQUITY TRANSACTIONS
As a result of the restatement, expense yet to be recognized as of March 31, 2007 has been adjusted as follows:

	As Originally
	Reported	As Restated	Change

Stock options	$3,220	$4,328	$1,108
Restricted stock	3,246	2,963	(283)
Performance units	4,959	3,733	(1,226)

Total	$11,425	$11,024	$(401)

The weighted average remaining requisite service periods have been adjusted as follows:

	As Originally
	Reported	As Restated	Change

Stock options	1.4	2.6	1.2
Restricted stock	1.8	2.4	0.6
Performance units	0.8	0.4	(0.4)
Total	1.2	1.8	0.6
THE EFFECTS ON NOTE 8 — INCOME TAX PROVISION (BENEFIT)
As a result of the restatement, our income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes and the impact of share-based compensation expense recognized under SFAS 123R. That portion of the current year SFAS 123R compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. For the three months ended March 31, 2007 and 2006, we recognized a charge of $54 and $151, respectively, related to ISOs under SFAS 123R compensation expense.
THE EFFECTS ON NOTE 9 — SEGMENT INFORMATION
As a result of the restatement, segment information for the three months ended March 31, 2007 changed as follows:

					Additions to
		Loss		Depreciation	Property,
		Before Income	Total	and	Plant and
	Revenues	Taxes	Assets	Amortization	Improvements

As of and for the Three Months Ended: March 31, 2007
As originally reported
TOC	$10,657	$679	$78,769	$828	$301
Membership Division	1,269	73	5,600	61	61

Subtotals of Segments	11,926	752	84,369	889	362
Corporate*	—	(850)	66,994	—	—

Totals	$11,926	$(98)	$151,363	$889	$362

As restated
TOC	$10,995	$(315)	$79,158	$765	$301
Membership Division	1,269	73	5,600	61	61

Subtotals of Segments	12,264	(242)	84,758	826	362
Corporate*	—	(930)	64,529	—	—

Totals	$12,264	$(1,172)	$149,287	$826	$362

The changes in these balances were as follows:

					Additions to
		Loss		Depreciation	Property,
		Before Income	Total	and	Plant and
	Revenues	Taxes	Assets	Amortization	Improvements

Changes as of and for the Three Months Ended: March 31, 2007
TOC	$338	$(994)	$389	$(63)	$—
Membership Division	—	—	—	—	—

Subtotals of Segments	338	(994)	389	(63)	—
Corporate*	—	(80)	(2,465)	—	—

Totals	$338	$(1,074)	$(2,076)	$(63)	$—

As a result of the restatement, segment information for the three months ended March 31, 2006 changed as follows:

					Additions to
		Loss		Depreciation	Property,
		Before Income	Total	and	Plant and
	Revenues	Taxes	Assets	Amortization	Improvements

As of and for the Three Months Ended: March 31, 2006
As originally reported
TOC	$9,910	$554	$80,956	$605	$1,177
Membership Division	1,379	189	5,854	71	12

Subtotals of Segments	11,289	743	86,810	676	1,189
Corporate*	—	(883)	68,128	—	—

Totals	$11,289	$(140)	$154,938	$676	$1,189

As restated
TOC	$9,920	$533	$81,036	$609	$1,177
Membership Division	1,379	189	5,854	71	12

Subtotals of Segments	11,299	722	86,890	680	1,189
Corporate*	—	(877)	67,467	—	—

Totals	$11,299	$(155)	$154,357	$680	$1,189

The changes in these balances were as follows:

					Additions to
		Loss		Depreciation	Property,
		Before Income	Total	and	Plant and
	Revenues	Taxes	Assets	Amortization	Improvements

Changes as of and for the Three Months Ended: March 31, 2006
TOC	$10	$(21)	$80	$4	$—
Membership Division	—	—	—	—	—

Subtotals of Segments	10	(21)	80	4	—
Corporate*	—	6	(661)	—	—

Totals	$10	$(15)	$(581)	$4	$—

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
Effects of Restatement
This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended March 31, 2007 to reflect adjustments to the unaudited condensed consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007, arising from the effects of charging share-based compensation over the estimated life of performance units that had previously been awarded to our chief executive officer. We had estimated the life of these performance units at the time of grant to be 7 and 13.3 months respectively. We took a charge reflecting 2.5 months each in the year ended December 31, 2006. Beginning in 2007, we began charging the remaining balance of the awards over 12 months. The remaining balance at December 31, 2006 of the first award should have been charged to expense over the first 4.5 months in 2007 while the remaining balance of the second award should have been charged over 10.8 months. Further, as previously disclosed, we have reviewed the facts and circumstances regarding the recognition of deferred tax asset related to certain options to acquire common shares of The Outdoor Channel, Inc. that were outstanding on September 8, 2004 when we completed its acquisition. Originally all of these options were treated as non-qualified stock options and after charging to compensation expense the difference between the then current fair market value of the underlying stock and the exercise price of the stock option, we recognized a deferred tax asset for the tax effect of the recognized compensation expense. After consideration of the facts and circumstances, we have concluded that as of December 31, 2004 options to acquire 751 shares of common stock did not give rise to a deferred tax asset as they were characterized as incentive stock options which are not deductible for income taxes unless certain events such as disqualifying dispositions occur in the future. Based on our review of accounting for uncertainty in income taxes recognized in our financial statements, we have determined that, based on the merits of a certain tax position, a reduction in a deferred tax asset was necessary in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty of Income Taxes- an interpretation of FAS No. 109” (“FIN 48”). We have recognized a non current liability related to the certain tax position that does not meet the more-likely-than-not recognition threshold as of January 1, 2007, the effective date of FIN 48. Based on our review of the timing of advertising revenue recognition, we determined that an adjustment was necessary to properly recognize revenue in the period in which the programming was aired by our distributor. Further, based on our review of expenses, we identified adjustments related to certain expenses associated with share based payments and payroll related expenses that were classified in error on our statement of operations. Additionally, based on our review of equity awards granted to non-employees, we identified an adjustment related to awards granted to non-employees in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. We had previously recognized expense related to equity awards granted to a certain non-employee which vested based on the achievement of defined performance requirements as we expected the non-employee would achieve the defined performance vesting requirements. However, based on the facts and circumstances of the equity award and relationship with the non-employee, we have determined that no expense should have been recognized until achievement of the defined performance vesting requirements.

The adjustments related to; the recognition of share-based compensation charges related to the performance units; the adoption of FIN 48; the timing of advertising revenue recognition; the income statement classification of certain expenses associated with share based payments and payroll related items; and the accounting for equity awards to non employees were based on a review in the third quarter of 2007 and we determined that the charges had been incorrectly recorded in the periods that ended March 31 and June 30, 2007. We further determined that the effects of the adjustments related to the incorrect recognition of deferred tax asset were immaterial, individually and in the aggregate, to our annual and quarterly reports filed between December 31, 2004 and December 31, 2006 and thus we did not amend those filings. Because we determined that the effects of the adjustments were material to our quarterly reports filed for the periods that ended March 31 and June 30, 2007, we are amending those filings. The accompanying unaudited condensed consolidated financial statements and the related notes have been restated to reflect the effects of the adjustments arising from the share-based compensation and reflect the adjustments related to the deferred tax asset and other adjustments as explained in Note 11 and below:
As a result of the noted items discussed above we have restated the following Items and sections of this Form 10-Q/A:
Item 1. Financial Statements and Supplementary Data:
     Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited and As Restated) and December 31, 2006 (As Restated);
     Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (As Restated);
     Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2007 (As Restated);
     Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (As Restated);
     Note 3 to Unaudited Condensed Consolidated Financial Statements; Stock Incentive Plans;
     Note 5 to Unaudited Condensed Consolidated Financial Statements; Equity Transactions;
     Note 8 to Unaudited Condensed Consolidated Financial Statements; Income Tax Provision (Benefit);
     Note 9 to Unaudited Condensed Consolidated Financial Statements; Segment Information; and
     Note 11 to Unaudited Condensed Consolidated Financial Statements; Restatements of Unaudited Condensed Consolidated Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for the related corrections to Notes 3, 5, 8 and 9 to the unaudited condensed consolidated financial statements and certain other immaterial corrections, the remaining Items required by Form 10-Q are not amended hereby, but are included herewith for ease of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.
Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the May 10, 2007 filing of our Quarterly Report on Form 10-Q in any way, except those required to reflect the effects of this restatement of our unaudited condensed consolidated financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.
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
Our Board of Directors, after considering reports of consultants and on-going analysis of management, have decided the operations of the Membership Division is no longer strategic to the core business of The Outdoor Channel, Inc. In April 2007, we began to actively pursue the sale of our Membership Division and consummated the sale on April 24, 2007. We have disclosed the Membership Division as part of continuing operations in accordance with the provisions of SFAS 144.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“ FIN 48 “), which became effective for the Company on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“ FAS 157 “). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair-value measure for recognition or disclosure purposes under GAAP. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“ FAS 159 “) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both FAS 157 and FAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 157 and FAS 159 will have, if any, on its consolidated financial statements.
Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2007	2006	$	%	2007	2006
	(As Restated, Note 11)		(As Restated, Note 11)		(As Restated, Note 11)
Revenues:
Advertising	$6,386	$5,690	$696	12.2%	52.1%	50.4%
Subscriber fees	4,749	4,383	366	8.4	38.7	38.8
Membership income	1,129	1,226	(97)	(7.9)	9.2	10.8

Total revenues	12,264	11,299	965	8.5	100.0	100.0

Cost of services:
Programming	1,474	1,544	(70)	(4.5)	12.0	13.7
Satellite transmission fees	596	638	(42)	(6.6)	4.9	5.6
Production and operations	1,370	1,169	201	17.2	11.1	10.3
Other direct costs	208	157	51	32.5	1.7	1.4

Total cost of services	3,648	3,508	140	4.0	29.7	31.0

Other expenses:
Advertising	736	2,213	(1,477)	(66.7)	6.0	19.5
Selling, general and administrative	9,044	5,599	3,445	61.5	73.8	49.6
Depreciation and amortization	711	679	32	4.7	5.8	6.0

Total other expenses	10,491	8,491	2,000	23.6	85.6	75.1

Loss from operations	(1,875)	(700)	(1,175)	167.9	(15.3)	(6.1)

Interest expense	—	78	(78)	(100.0)	—	0.7

Other income	703	623	80	12.8	5.7	5.5

Loss before income taxes	(1,172)	(155)	(1,017)	656.1	(9.6)	(1.3)

Income tax provision (benefit)	(445)	(3)	(442)	(14,733.3)	(3.7)	—

Net loss	$(727)	$(152)	$(575)	378.3%	(5.9)%	(1.3)%

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

Membership income is generated by our activities other than the operation of Outdoor Channel and includes membership sales, magazine sales, merchandise sales, and from the sale of advertising space in publications such as the Gold Prospectors & Treasure Hunters in the Great Outdoors magazine and sponsored outings and expeditions in connection with GPAA and Lost Dutchman’s. In April 2007 we began to actively pursue the sale of our Membership Division (see Note 10—Subsequent Events). We have disclosed the Membership Division as continuing operations in accordance with the provisions of SFAS 144.
Results of Operations
Total revenues for the three months ended March 31, 2007 were $12,264,000, an increase of $965,000, or 8.5%, compared to revenues of $11,299,000 for the three months ended March 31, 2006. The net increases were the result of changes in several items comprising revenue as discussed below.
Advertising revenue for the three months ended March 31, 2007 was $6,386,000, an increase of $696,000 or 12.2% compared to $5,690,000 for the three months ended March 31, 2006. For March 2007, Nielsen estimated that Outdoor Channel had 30.0 million viewers compared to 26.2 million for the same period a year ago. The increase in advertising revenue for the three months ended March 31, 2007 principally reflects higher prices paid for advertising time with some incremental advertising inventory retained by us to sell. These factors contributing to the increase were offset somewhat by less revenue generated from third party programming as a slightly higher percentage of our inventory was retained for our in-house sales. We expect demand for our advertising inventory will continue to be strong reflecting our position within our programming genre and niche.
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
We plan to accelerate our subscriber growth utilizing various means including deployment of rate relief for new and existing subscribers and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense. As a result of a combination of these tactics, we anticipate our net subscriber fee revenue will decrease over the short-term future as we deploy this strategy.
Membership income for the three months ended March 31, 2007 was $1,129,000, a decrease of $97,000 or 7.9% compared to $1,226,000 for the three months ended March 31, 2006. The decline was principally due to the timing of the receipt of payments related to memberships. Receipt of payments impacts our revenue recognition related to memberships purchased with time payments.
Cost of Services
Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer and costs associated with the production and delivery of our magazine and cost of merchandise sold. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the three months ended March 31, 2007 was $3,648,000, an increase of $140,000 or 4.0%, compared to $3,508,000 for the three months ended March 31, 2006. As a percentage of revenues, total cost of services was 29.7% and 31.0% in the three months ended March 31, 2007 and 2006, respectively. Our level of cost of services reflects the similar levels of service being provided during the comparative quarters. The improved rate reflects the impact of price increases noted above.

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
Production and operations costs for the three months ended March 31, 2007 were $1,370,000, an increase of $201,000, or 17.2%, compared to $1,169,000 for the three months ended March 31, 2006. The increase in costs principally relates to increased spending related to a programming event and costs related to the support of our new broadcast facility.
Other direct costs for the three months ended March 31, 2007 were $208,000, an increase of $51,000, or 32.5%, compared to $157,000 for the three months ended March 31, 2006. These costs are principally the costs of producing our magazine related to our Membership Division as well as other support costs that will vary marginally quarter to quarter and we expect will grow at a slower rate of growth than our revenue.
Other Expenses
Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; and (3) depreciation and amortization.
Total other expenses for the three months ended March 31, 2007 were $10,491,000, an increase of $2,000,000 or 23.6%, compared to $8,491,000 for the three months ended March 31, 2006. As a percentage of revenues, total expenses were 85.6% and 75.1% in the three months ended March 31, 2007 and 2006, respectively. The increase in other expenses was due to several factors including $3,733,000 from the recognized expense related to performance units granted to our new CEO in the fourth quarter of 2006, additional depreciation expense resulting from our broadcast facility which was placed into service effective April 1, 2006, increased accounting fees incurred in the first quarter of 2007 related to a heavier financial reporting effort than normal and increased professional fees related to consultants hired to help us execute our business plan as well as helping us assess our Membership Division segment. Offsetting some of the aggregate increase is less spending on advertising costs as more fully described below.
Advertising expenses for the three months ended March 31, 2007 were $736,000, a decrease of $1,477,000 or 66.7% compared to $2,213,000 for the three months ended March 31, 2006. We reduced our spending on advertising in the first quarter related to our print media campaigns and our race program sponsorship. We believe that our advertising expenses will substantially increase over the short-term future as we continue to deploy tactics to increase our subscriber base and the number of viewers watching our programming.
Selling, general and administrative expenses for the three months ended March 31, 2007 were $9,044,000, an increase of $3,445,000 or 61.5% compared to $5,599,000 for the three months ended March 31, 2006. As a percentage of revenues, selling, general and administrative expenses were 73.8% and 49.6% in the three months ended March 31, 2007 and 2006, respectively. We granted our new CEO two tranches of performance units of 400,000 shares each which vest in 50,000 or 100,000 share increments based upon our stock price reaching stipulated levels. We have calculated their fair value using a lattice model. The first tranch has an estimated value of $4,515,000 and has an expected service period of 7 months. Having recognized $1,567,000 in the year ended December 31, 2006, we recognized $1,855,000 related to this grant in the three months ended March 31, 2007. The second grant of 400,000 performance units which vest in 100,000 share increments based upon our stock price reaching stipulated levels was calculated to have a fair value of $4,474,000 and an expected service period of 13.3 months. Having recognized $840,000 in the year ended December 31, 2006, we recognized $994,000 of compensation expense related to this grant in the three months ended March 31, 2007. We will recognize an additional

$2,098,000 in the three months ended June 30, 2007 with the balance being recognized by year end. The remainder of the increase in selling, general and administrative fees related primarily to increased research fees to support our selling efforts, consulting fees pertaining to assistance in the execution of our strategic plan, accounting fees for heavier than normal financial reporting and for the audit of our evaluation of the effectiveness of our internal control over financial reporting in 2007 related to the 2006 fiscal year and to other operating costs.
We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees which might be in the form of advertising support, in excess of the related subscriber revenue as well as from increases in other corporate expenses. We anticipate we will incur share-based compensation costs in the amount of $6,583,000 in the year ending December 31, 2007 related to the performance units granted to our new CEO. By the end of fiscal 2007, we will have fully expensed the performance units awarded to our CEO and we expect our share-based compensation charges to significantly decline.
Depreciation and amortization for the three months ended March 31, 2007 were $711,000, an increase of $32,000 or 4.7% compared to $679,000 for the three months ended March 31, 2006. The increase in depreciation primarily relates to our broadcast facility which was placed into service April 1, 2006.
Loss from Operations
Loss from operations for the three months ended March 31, 2007 was $1,875,000, a change of $1,175,000 compared to $700,000 for the three months ended March 31, 2006. As discussed above, this larger loss was driven by the expense of performance units and was partially offset by growth of our revenue and less spending on advertising. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, possible subscriber rate relief to our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the short-term future until scale is achieved to reverse the trend. There can be no assurance that these strategies will be successful.
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
Loss Before Income Taxes
Loss before income taxes as a percentage of revenues was 9.6% for the three months ended March 31, 2007 compared to 1.3% for the three months ended March 31, 2006.
The TOC segment’s income (loss) before income taxes decreased to a loss of $315,000 for the three months ended March 31, 2007 from income of $533,000 for the three months ended March 31, 2006. Expressed as a percentage of revenue, the TOC segment’s income before income taxes decreased to a loss of 2.9% for the three months ended March 31, 2007, compared to a profit of 5.4% for the three months ended March 31, 2006. The decrease was due mainly to the recognition of performance unit compensation costs related to our new CEO. Additionally we decreased our spending in print advertising and discontinued our race program. We expect that the TOC segment income before income taxes will be challenged as we continue to recognize the performance unit charges, invest in new advertising programs and offer subscriber rate relief in order to stimulate subscriber growth.
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

Corporate incurred a loss before income taxes for the three months ended March 31, 2007 amounting to $930,000, a change of $53,000 compared to a loss of $877,000 for the three months ended March 31, 2006. The expenses allocated to Corporate include: professional fees such as public relations, accounting and legal fees, business insurance, board of directors fees and expenses and an allocation of corporate officers’ payroll and related expenses. We experienced growth in accounting related fees in the three months ended March 31, 2007 compared to the same period a year earlier due to heavier than normal financial reporting related expenses. Offsetting the growth in accounting fees was a decline in legal fees related to specific projects in 2006 that did not repeat in 2007.
Income Tax Provision (Benefit)
Income tax provision (benefit) for the three months ended March 31, 2007 was a benefit of $445,000, a change of $442,000 as compared to a benefit of $3,000 for the three months ended March 31, 2006. We have projected a loss for the year ending December 31, 2007, principally as a result of share-based compensation expense which includes approximately $6.6 million related to performance units issued to our CEO which will only vest if certain levels of our stock price are reached and maintained for specified periods of time. The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes and the impact of share-based compensation expense recognized under SFAS 123R. That portion of the current year SFAS 123R compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. For the three months ended March 31, 2007 and 2006, we recognized a charge of $54 and $151, respectively, related to ISOs under SFAS 123R compensation expense.
Net Loss
Net loss for the three months ended March 31, 2007 was $727,000, a change of $575,000 compared to $152,000 for the three months ended March 31, 2006. The smaller loss was due to the reasons stated above.
Liquidity and Capital Resources
We generated $6,435,000 of cash in our operating activities in the three months ended March 31, 2007, compared to $744,000 in the three months ended March 31, 2006 and had a cash and cash equivalent balance of $32,498,000 at March 31, 2007, an increase of $17,051,000 from the balance of $15,447,000 at December 31, 2006. We also had short-term investments classified as available-for-sale securities of $31,588,000 at March 31, 2007, a decrease of $10,556,000 from the balance of $42,144,000 at December 31, 2006. The investments at March 31, 2007 were comprised principally of auction rate securities aggregating to $30,695,000 with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. Various equity securities, aggregating to $893,000, make up the remainder of the March 31, 2007 balance. We believe we have the ability to quickly liquidate the auction rate securities and commercial paper at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $69,986,000 at March 31, 2007, compared to $66,710,000 at December 31, 2006.
The increase in cash flow from operating activities in the three months ended March 31, 2007 compared to the same period in 2006 was due to a number of factors including the receipt of federal and state income tax refunds resulting from our utilization of our net operating loss for both the 2005 income tax returns and, as appropriate, carryback opportunities, improvements in the timing of the collection of our accounts receivable, greater increases in non-cash costs and operating expenses as compared to the increase in costs and operating expenses as a whole.
Net cash provided by investing activities was $10,337,000 in the three months ended March 31, 2007 compared to $539,000 for the three months ended March 31, 2006. The increase in cash provided by investing activities was related principally to the net difference of sales and purchases of short-term auction rate securities partially plus a decrease in capital expenditures. During the first quarter of 2006, there were capital expenditures related to the final build-out stage of our new broadcast facility.
Cash provided by financing activities was $279,000 in the three months ended March 31, 2007 compared to $35,000 for the three months ended March 31, 2006. The cash provided by financing activities in the three months ended March 31, 2007 was principally the proceeds from the exercise of stock options offset by the purchase of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. For the three months ended March 31, 2006, cash provided by financing activities was offset by principal payments on outstanding debt.

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
None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
None.
ITEM 5. Other Information.
None.
ITEM 6. Exhibits.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)
10.1	Purchase Agreement by and between The Gold Business, LLC, Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated April 24, 2007 (filed as Exhibit 10.1 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference)
10.2	First Amendment to Lease dated April 24, 2007, by and between Musk Ox Properties, L.P. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference)
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1*	Section 1350 Certification by Chief Executive Officer
32.2*	Section 1350 Certification by Chief Financial Officer

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Shad L. Burke
Shad L. Burke
Authorized Officer, Interim Chief Financial Officer, Chief Accounting Officer and Principal Accounting Officer
Date: February 1, 2008