Form 10-Q/A
period 2007-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2008-02-01
CIK 760326

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

EXPLANATORY NOTE
This amendment on Form 10-Q/A reflects the restatement of the unaudited condensed consolidated financial statements of Outdoor Channel Holdings, Inc. and Subsidiaries as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and Note 11, arising from the effects of correction of: the period over which we are recognizing the charge for performance units and a director’s stock option; the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty of Income Taxes – an interpretation of FAS No. 109”; an error related to the timing of advertising revenue recognition; an error related to the income statement classification of certain expenses associated with share-based payments and payroll related items; an error related to the accounting for equity awards to non-employees; and to reflect the correction of an error related to the recording of deferred tax asset in 2004 related to the charge to compensation expense related to incentive stock options assumed in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.
Additionally, we reviewed other account balances as of December 31, 2006 and earlier to consider facts and circumstances identified after the filing of our annual report on Form 10-K for the periods then ended. We have identified certain amounts that management considers to be individually, and when taken as a whole, to be immaterial to the financial statements for all periods presented. We have accordingly adjusted the December 31, 2006 balances herein to reflect such items. See Note 10.
All of the information in this Form 10-Q/A is as of August 9, 2007, the filing date of the original Form 10-Q for the quarter ended June 30, 2007, and has not been updated for events subsequent to that date other than for the effects of the matter discussed above. Unless otherwise indicated, the exhibits previously filed with the Form 10-Q are not filed herewith but are incorporated herein by reference.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q/A
For The Period Ended June 30, 2007

PART I—FINANCIAL INFORMATION
ITEM 1.  Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(As Restated,	(As Restated,
	Note 11)	Note 10)
Assets
Current assets:
Cash and cash equivalents	$18,689	$14,226
Investment in available-for-sale securities	47,747	42,144
Accounts receivable, net of allowance for doubtful accounts of $200 and $180	7,896	6,816
Income tax refund receivable	222	2,299
Deferred tax assets, net	590	608
Prepaid programming costs	2,213	2,713
Other current assets	1,150	835
Assets of discontinued operations	—	1,344

Total current assets	78,507	70,985

Property, plant and equipment, net	12,102	12,494
Amortizable intangible assets, net	541	820
Goodwill	43,124	43,816
Deferred tax assets, net	10,965	11,344
Deposits and other assets	2,171	2,101
Assets of discontinued operations	—	3,390

Totals	$147,410	$144,950

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$3,089	$2,765
Accrued severance payments	179	341
Deferred revenue	526	610
Current portion of deferred obligation	56	40
Customer deposits	12	53
Liabilities of discontinued operations	—	463

Total current liabilities	3,862	4,272

Accrued severance payments, net of current portion	33	44
Deferred obligations	293	326
Liabilities of discontinued operations	—	1,362

Total liabilities	4,188	6,004

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 26,082 and 25,507 shares issued and outstanding	26	26
Additional paid-in capital	172,062	165,205
Accumulated other comprehensive income	14	48
Accumulated deficit	(28,880)	(26,333)

Total stockholders’ equity	143,222	138,946

Totals	$147,410	$144,950

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated,	(As Restated,	(As Restated,	(As Restated,
	Note 11)	Note 11)	Note 11)	Note 11)
Revenues:
Advertising	$6,634	$5,660	$12,991	$11,393
Subscriber fees	4,775	4,341	9,524	8,724

Total revenues	11,409	10,001	22,515	20,117

Cost of services:
Programming	1,633	2,180	3,104	3,721
Satellite transmission fees	636	614	1,232	1,252
Production and operations	904	898	2,274	2,067
Other direct costs	17	6	55	9

Total cost of services	3,190	3,698	6,665	7,049

Other expenses:
Advertising	1,816	1,601	2,530	3,762
Selling, general and administrative	6,801	4,455	15,001	9,187
Depreciation and amortization	658	777	1,307	1,384

Total other expenses	9,275	6,833	18,838	14,333

Loss from operations	(1,056)	(530)	(2,988)	(1,265)

Interest expense	—	76	—	154

Other income	812	643	1,515	1,266

Income (loss) from continuing operations before income taxes	(244)	37	(1,473)	(153)

Income tax provision	819	219	353	191

Loss from continuing operations	(1,063)	(182)	(1,826)	(344)

Income (loss) from discontinued operations, net of tax	(7)	319	29	329

Net income (loss)	$(1,070)	$137	$(1,797)	$(15)

Basic earnings (loss) per common share data:
From continuing operations	$(0.04)	$(0.01)	$(0.07)	$(0.01)

From discontinued operations	$—	$0.01	$—	$0.01

Basic earnings per common share	$(0.04)	$0.01	$(0.07)	$—

Diluted earnings (loss) per common share data:
From continuing operations	$(0.04)	$(0.01)	$(0.07)	$(0.01)

From discontinued operations	$—	$0.01	$—	$0.01

Diluted earnings per common share	$(0.04)	$0.01	$(0.07)	$—

Weighted average number of common shares outstanding:
Basic	25,857	24,752	25,728	24,600

Diluted	25,857	24,752	25,728	24,600

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2007
(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2006 (as restated, Note 11)	25,507	$26	$165,205	$48	$(26,333)	$138,946

Comprehensive income:
Net income (loss) (as restated, Note 11)	—	—	—	—	(1,797)	(1,797)
Effect of change in fair value of available-for-sale securities, net of deferred taxes of ($23)	—	—	—	(34)	—	(34)

Total comprehensive income (loss) (as restated, Note 11)						(1,831)

Common stock issued upon exercise of stock options	362	—	598	—	—	598

Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	239	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	6,531	—	—	6,531

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(26)	—	(272)	—	—	(272)

Cumulative effect of adoption of new accounting pronouncement (Note 9)	—	—	—	—	(750)	(750)

Balance, June 30, 2007	26,082	$26	$172,062	$14	$(28,880)	$143,222

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
	(As Restated,	(As Restated,
	Note 11)	Note 11)
Operating activities:
Net income (loss)	$(1,797)	$(15)
Adjustments to reconcile income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(29)	(329)
Depreciation and amortization	1,551	1,456
Provision for doubtful accounts	68	74
Share-based employee and service provider compensation	6,531	1,679
Deferred tax provision (benefit)	360	(577)
Tax benefits from exercise of stock options in excess of recognized expense	(7)	(199)

Changes in operating assets and liabilities:
Accounts receivable	(1,148)	(1,383)
Income tax refund receivable	2,077	991
Prepaid programming costs	500	(512)
Other current assets	(315)	(584)
Deposits and other assets	(314)	(682)
Accounts payable and accrued expenses	398	243
Deferred revenue	(84)	318
Customer deposits	(41)	—
Accrued severance payments	(173)	(8)
Deferred obligations	(17)	34

Net cash provided by operating activities of continuing operations	7,560	506

Investing activities:
Purchases of property, plant and equipment	(709)	(2,217)
Proceeds from sale of discontinued operations	3,589	—
Purchases of available-for-sale securities	(59,550)	(82,303)
Proceeds from sale of available-for-sale securities	53,890	86,573

Net cash provided by (used in) investing activities of continuing operations	(2,780)	2,053

Financing activities:
Principal payments on long-term debt and capital leases	—	(349)
Proceeds from exercise of stock options	598	601
Purchase of treasury stock	(272)	(33)
Tax benefits from exercise of stock options in excess of recognized expense	7	199

Net cash provided by financing activities of continuing operations	333	418

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(581)	(119)
Net cash used in investing activities of discontinued operations	(69)	(24)
Net cash used in financing activities of discontinued operations	—	(9)

Net cash used in discontinued operations	(650)	(152)

Net increase in cash and cash equivalents	4,463	2,825
Cash and cash equivalents, beginning of period	14,226	17,672

Cash and cash equivalents, end of period	$18,689	$20,497

Supplemental disclosure of cash flow information:
Interest paid	$—	$155

Income taxes paid	$8	$—

Supplemental disclosures of noncash investing and financing activities:

Effect of net decrease in fair value of available-for-sale securities, net of deferred taxes	$(34)	$(23)

Property, plant and equipment costs incurred but not paid	$30	$64

Effect of net increase in fair value of cash flow hedge	$—	$131

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
Recent Accounting Pronouncements
 In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“ FIN 48 ”), which became effective for the Company on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“ FAS 157 ”). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair-value measure for recognition or disclosure purposes under GAAP. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“ FAS 159 ”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both FAS 157 and FAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 157 and FAS 159 will have, if any, on its consolidated financial statements.
Restatement of 2007 Financial Statements
The accompanying condensed consolidated financial statements as of June 30, 2007 (unaudited) and December 31, 2006 and for the unaudited three and six months ended June 30, 2007 and 2006 and the related notes have been restated as further explained in Note 11. In particular, the restatement reflects the effects of correction of: the period over which we are recognizing the charge for performance units and a director’s stock option; the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty of Income Taxes – an interpretation of FAS No. 109”; an error related to the timing of advertising revenue recognition; an error related to the income statement classification of certain expenses associated with share-based payments and payroll related items; an error related to the accounting for equity awards to non-employees; and to reflect the correction of an error related to the recording of deferred tax asset in 2004 related to the charge to compensation expense related to incentive stock options assumed in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own.
NOTE 2—UNAUDITED INTERIM FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and its results of operations for the three and six months and cash flows for the six months ended June 30, 2007 and 2006. Information included in the consolidated balance sheet as of December 31, 2006 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2006 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) and as restated herein for the year ended December 31, 2006 that was previously filed with the Securities and Exchange Commission (the

“SEC”) (see also Note 10). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements, the other information also included in the 10-K and Note 10 and 11.
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
We expense awards at the earliest of their vesting schedule or pro rata on a straight line basis over the requisite service period and have not capitalized any share-based compensation to any of our assets. The following tables summarize share-based compensation expense for the three month and six month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Nature of Award:
Restricted stock	$467	$138	$702	$235
Options	186	710	881	1,444
Performance units	2,098	—	4,948	—

Total share-based compensation expense	$2,751	$848	$6,531	$1,679

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Classification of Compensation Expense:
Cost of services:
Production and operations	$88	$46	$79	$82
Other expenses:
Selling, general and administrative	2,663	802	6,452	1,597

Total share-based compensation expense	$2,751	$848	$6,531	$1,679

The Company follows the guidance contained in Emerging Issue Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) related to the accounting for awards granted to non-employees. During the three months ended March 31,

2007 one employee transitioned to an independent service provider. As of the transition date, the fair value of these stock options was estimated to be $0.47 per share. No options were issued during the six months ended June 30, 2007. We granted 205 employee stock options in the six months ended June 30, 2006 which had a weighted average fair value estimated to be $5.86 per share. The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2007	2006
Risk-free interest rate	4.9 – 5.0%	4.3 – 4.9%
Dividend yield	0%	0%
Weighted average expected life	0.8 years	3.78 years
Volatility factor	39.2 – 39.5%	52.3 – 58.9%
Weighted average volatility factor	39.4%	54.6%
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
For the three and six months ended June 30, 2007 and 2006, the computation of diluted loss per common share does not take into account the effects of these items because the effects of their assumed exercise would be anti-dilutive. For the three and six months ended June 30, 2007, outstanding options and performance units to purchase 2,892 and 2,937 shares of common stock, respectively, were not included in the calculation of diluted earnings (loss) per share because their effect was antidilutive. For the three and six months ended June 30, 2006, outstanding options and performance units to purchase 1,379 and 1,343 shares of common stock, respectively, were not included in the calculation of diluted earnings (loss) per share because their effect was antidilutive.

The following table summarizes the reconciliations of the numerators and denominators of the basic and diluted per common share computations for of the three month and six month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerators:
Loss from continuing operations	$(1,063)	$(182)	$(1,826)	$(344)

Denominators:
Weighted average common shares outstanding—basic and diluted	25,857	24,752	25,728	24,600

Diluted weighted average common shares outstanding	25,857	24,752	25,728	24,600

NOTE 5—EQUITY TRANSACTIONS
Issuances of Common Stock by the Company
During the three month and six month periods ended June 30, 2007 and 2006 we received cash from the exercise of options as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Number of options exercised	30	319	362	492
Cash proceeds	$152	$418	$598	$600
Tax benefit from options exercised	$32	$172	$723	$844
During the six months ended June 30, 2007, we issued employees 270 shares of restricted stock while 34 shares of restricted stock have been canceled due to employee turnover. We also issued 3 shares to a service provider in the six months ended June 30, 2007 which vest monthly over a twelve month period. During the three months ended September 30, 2006, we issued 6 shares to service providers.
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
Based on the closing market price on June 29, 2007 (the last trading day of the quarter) of $11.27 per share, the fair value of the 9 service provider shares of restricted stock was $71. The increase of share-based compensation expense in the three months ended June 30, 2007 was due to a higher period end stock price for the 9 unvested shares of $1. The effect of the change in estimate on earnings (loss) per common share was to increase the loss by an immaterial amount. Assuming the closing market price as of June 29, 2007 does not change over the remaining vesting period, we would have $71 of expense yet to be recognized.

Stock Options
A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of June 30, 2007 and the changes in options outstanding during the six months then ended is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	(in	Exercise	Contractual	(in
Options	thousands)	Price	Term	thousands)
Outstanding at beginning of period	3,272	$9.48
Granted	—	—
Exercised	(362)	1.65
Forfeited	(160)	13.48

Outstanding at end of period	2,750	$10.28	2.37	$6,333

Vested or expected to vest at end of period	2,701	$10.22	2.34	$6,332

Exercisable at end of period	2,056	$9.25	1.93	$6,325

There were no options granted during 2007. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $5.86. The aggregate intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $153 and $3,388, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $3,357 and $5,143, respectively.
The total fair value of options to purchase common stock that vested during the three months ended June 30, 2007 and 2006 was $782 and $668, respectively. The total fair value of options to purchase common stock that vested during the six months ended June 30, 2007 and 2006 was $2,017 and $1,268, respectively.
Restricted Stock
A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of June 30, 2007 and the changes in restricted shares outstanding during the six months then ended is presented in the table that follows:

		Weighted
	Shares	Average
	(in	Grant-Date
	thousands)	Fair Value
Nonvested at beginning of period	314	$12.73
Granted	273	10.48
Vested	(48)	12.66
Forfeited	(34)	13.66

Nonvested at end of period	505	$11.46

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.

Expense to be Recognized
Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of June 30, 2007 are as follows:

	As of June 30, 2007
		Weighted Average
	Expense Yet	Remaining
	to be	Requisite Service
	Recognized	Periods
Stock options	$3,651	2.67 years
Restricted stock	4,709	2.59 years
Performance units	1,635	0.41 years

Total	$9,995	2.26 years

NOTE 6—RELATED PARTY TRANSACTIONS
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders, directors and officers of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalator clause. On April 24, 2007, in conjunction with the sale of the Membership Division, we have amended the lease with Musk Ox Properties, LP. The monthly rent is reduced to $17 per month through the end of 2007 with a 3% escalator per annum thereafter. We paid Musk Ox Properties, LP approximately $59 and $87 in the three months ended June 30, 2007 and 2006, respectively, and $149 and $174 in the six months ended June 30, 2007 and 2006, respectively. We recognized rent expense related to this lease of $60 and $93 in the three months ended June 30, 2007 and 2006, respectively, and $153 and $185 in the six months ended June 30, 2007 and 2006, respectively.
We sold our Membership Division to Mr. Thomas H. Massie, a principal stockholder and director of Outdoor Channel Holdings for a purchase price of $3,589 which is the combined carrying value of the businesses. Included in the carrying value was $389 of net intercompany receivable which was a net payable by us to the Membership Division upon closing. We paid the balance of the intercompany account to the Membership Division in April 2007. As part of the transition of the business’ operations, we agreed to provide accounting, human resources and information technology services for the Membership Division in exchange for $20 in each month of May, June and July. This amount is considered to be a reimbursement for expenses incurred (principally compensation of our staff members involved). We did not contemplate a mark-up over actual cost and thus we have accounted for the $40 received in the three months ended June 30, 2007 as a reduction of selling, general and administrative expenses. In addition, we have recognized advertising revenue from the Membership Division amounting to $30 and $112 for the three months ended June 30, 2007 and 2006, respectively, and $141 and $223 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Membership Division owes us $50 which we have recorded in accounts receivable.
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
Prior to June 30, 2007, we had reported separate segment information in our filings for the operations of TOC and Membership Division in the same format as reviewed by our Chief Operating Decision Maker. Due to the discontinued operations of the Membership Division, we operate in a single segment.

The operating results for the Membership Division have been separately classified and reported as discontinued operations in our condensed consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Membership Division revenue	$363	$1,034	$1,632	$2,329
Income (loss) from operations	15	(273)	73	(238)
Income (loss) from discontinued operations, net of tax	$(7)	$319	$29	$329
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
The investment in available-for-sale securities is as follows:

	As of	As of
	June 30, 2007	December 31, 2006
Auction rate securities	$46,910	$41,250
Equities	837	894

Total available-for-sale securities	$47,747	$42,144

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

NOTE 9—INCOME TAX PROVISION
The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes and the impact of share-based compensation expense recognized under SFAS 123R. The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2007 was also impacted by a discrete tax expense of $290 associated with a capital loss resulting from the sale of the Membership Division during the quarter ended June 30, 2007. The portion of the current year SFAS 123R compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. For the three and six months ended June 30, 2007 we recognized a charge of $54 and $122, respectively, and for the three and six months ended June 30, 2006 we recognized a charge of $151 and $343, respectively, related to ISOs under SFAS 123R compensation expense.
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
We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three and six months month periods ending June 30, 2007, respectively.
NOTE 10—RESTATEMENT OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND FOR THE SIX MONTHS ENDED JUNE 30, 2006
We have reviewed the accounting treatment of certain transactions and account balances as of December 31, 2006 and for the three and six months ended June 30, 2006. We have found that certain errors related to previously recorded transactions including, as previously disclosed,
•	the recognition of deferred tax asset related to certain options to acquire common shares of TOC that were outstanding on September 8, 2004 when we completed its acquisition,

•	certain revenue cutoff issues which generally result in intra-period timing fluctuations,

•	accounting for the cost escalation provisions related to the term of the lease of our headquarters,

•	recognition of additional income tax expense for a short-fall in our windfall benefit pool,

•	adjustment to the estimated useful life of our leasehold improvements to match the terms of our lease of our headquarters, and the

•	exclusion from expense recognition of restricted shares issued to a service provider with performance conditions that when met would result in some or all of the shares being vested.

These errors also impacted our condensed consolidated financial statements previously issued on Form 10-Q for three month periods ended March 31, 2007 and 2006. Accordingly, these condensed consolidated financial statements have been restated as set forth in our revised Reports on Form 10-Q/A filed concurrent with this report.
As previously disclosed, originally all of the options we assumed in the merger noted above were treated as non-qualified stock options and, after charging to compensation expense the difference between the then current fair market value of the underlying stock and the exercise price of the stock option, we recognized a deferred tax asset for the tax effect of the recognized compensation expense. After consideration of the facts and circumstances, we have concluded that as of December 31, 2004, options to acquire 751 shares of common stock did not give rise to a deferred tax asset as they were characterized as incentive stock options which are not deductible for income taxes unless certain events (such as disqualifying dispositions occur in the future).
The accounting treatment resulting from our reassessment related to these issues result in an immaterial impact on our financial statements taken as a whole and we do not believe that the effects of these adjustments are sufficiently material to require us to amend any of our previously filed quarterly or annual reports because they do not materially impact the financial statements for the respective periods quantitatively or qualitatively. We believe this approach is consistent with the principles of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The balances in our financial statements, as further outlined below, have been adjusted herein accordingly, after adjusting for discontinued operations discussed in Note 7.

THE EFFECT ON THE CONSOLIDATED BALANCE SHEET
As a result of the accumulated impact of the corrected accounting, the following consolidated balance sheet account balances as of December 31, 2006 after adjusting for discontinued operations discussed in Note 7, have been restated as follows:

	As Originally
	Reported	As Restated	Change
Current deferred tax assets, net	$575	$608	$33
Total current assets	70,952	70,985	33
Property, plant and equipment, net	12,445	12,494	49
Goodwill	44,457	43,816	(641)
Deferred tax assets, net	10,956	11,344	388
Total assets	145,121	144,950	(171)
Accounts payable and accrued expenses	2,766	2,765	(1)
Current portion of deferred obligation	—	40	40
Total current liabilities	4,233	4,272	39
Deferred obligations	344	326	(18)
Total liabilities	5,983	6,004	21
Additional paid-in capital	165,779	165,205	(574)
Accumulated deficit	(26,715)	(26,333)	382
Total stockholders’ equity	139,138	138,946	(192)
Total liabilities and stockholders’ equity	$145,121	$144,950	$(171)
THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
As a result of the restatement, the unaudited condensed consolidated statements of operations for three and six months ended June 30, 2006 have been changed as presented in Note 11.
NOTE 11—RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended June 30, 2007 to reflect adjustments to the unaudited condensed consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 arising from the effects of correction of: the period over which we are recognizing the charge for performance units and a director’s stock option; the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty of Income Taxes – an interpretation of FAS No. 109”; an error related to the timing of advertising revenue recognition; an error related to the income statement classification of certain expenses associated with share-based payments and payroll related items; an error related to the accounting for equity awards to non-employees; and to reflect the correction of an error related to the recording of deferred tax asset in 2004 related to the charge to compensation expense related to incentive stock options assumed in connection with the September 8, 2004 acquisition of all of the outstanding shares of The Outdoor Channel, Inc. by Outdoor Channel Holdings, Inc. that it did not previously own. Additionally, we reviewed other account balances as of December 31, 2006 and earlier to consider facts and circumstances identified after the filing of our annual report on Form 10-K for the periods then ended. We have identified certain amounts that management considers to be individually and when taken as a whole to be immaterial to the financial statements for all periods presented. We have accordingly adjusted the December 31, 2006 balances herein to reflect such items. The accompanying unaudited condensed consolidated financial statements and related notes thereto have been restated in comparison to those in our previously filed Form 10-Q for the quarter ended June 30, 2007 to reflect the effects of those adjustments as follows:

THE EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEET
As a result of the restatement, our unaudited condensed consolidated balance sheet as of June 30, 2007 changed as follows:

	As Originally
	Reported	As Restated	Change
Accounts receivable	$7,677	$7,896	$219
Current deferred tax assets, net	580	590	10
Other current assets	1,392	1,150	(242)
Total current assets	78,520	78,507	(13)
Property, plant and equipment, net	11,985	12,102	117
Goodwill	44,457	43,124	(1,333)
Deferred tax assets, net	10,896	10,965	69
Total assets	148,569	147,410	(1,159)
Accounts payable and accrued expenses	3,180	3,089	(91)
Current portion of deferred obligation	—	56	56
Total current liabilities	3,897	3,862	(35)
Deferred obligations	323	293	(30)
Other long term liabilities	—	750	750
Total liabilities	4,253	4,188	(65)
Additional paid-in capital	170,731	172,062	1,331
Accumulated deficit	(26,455)	(28,880)	(2,425)
Total stockholders’ equity	144,316	143,222	(1,094)
Total liabilities and stockholders’ equity	$148,569	$147,410	$(1,159)
THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended June 30, 2007 and 2006 changed as follows:

	As Originally
	Reported	As Restated	Change
For the three months ended June 30, 2007
Advertising revenue	$6,753	$6,634	$(119)
Total revenues	11,528	11,409	(119)
Production and operations	897	904	7
Total cost of services	3,183	3,190	7
Advertising expense	1,766	1,816	50
Selling, general and administrative	6,272	6,801	529
Depreciation and amortization	662	658	(4)
Total other expenses	8,700	9,275	575
Loss from operations	(355)	(1,056)	(701)
Income (loss) from continuing operations before income taxes	457	(244)	(701)
Income tax provision	106	819	713
Income (loss) from continuing operations	351	(1,063)	(1,414)
Net income (loss)	344	(1,070)	(1,414)
Earnings (loss) per common share:
Basic from continuing operations	$0.01	$(0.04)	$(0.05)
Diluted from continuing operations	$0.01	$(0.04)	$(0.05)
Basic earnings per common share	$0.01	$(0.04)	$(0.05)
Diluted earnings per common share	$0.01	$(0.04)	$(0.05)
Weighted average number of basic common shares	25,495	25,857	362
Weighted average number of diluted common shares	26,242	25,857	(385)

	As Originally
	Reported	As Restated	Change
For the three months ended June 30, 2006
Advertising revenue	$5,663	$5,660	$(3)
Total revenues	10,004	10,001	(3)
Production and operations	947	898	(49)
Other direct costs	42	6	(36)
Total cost of services	3,783	3,698	(85)
Advertising expense	1,555	1,601	46
Selling, general and administrative	4,451	4,455	4
Depreciation and amortization	827	777	(50)
Loss from operations	(612)	(530)	82
Income (loss) from continuing operations before income taxes	(45)	37	82
Income tax provision	(28)	219	247
Loss from continuing operations	(17)	(182)	(165)
Net income (loss)	302	137	(165)
Earnings (loss) per common share:
Basic from continuing operations	$—	$(0.01)	$(0.01)
Diluted from continuing operations	$—	$(0.01)	$(0.01)
Basic earnings per common share	$0.01	$0.01	$—
Diluted earnings per common share	$0.01	$0.01	$—
Weighted average number of basic common shares	24,763	24,752	(11)
Weighted average number of diluted common shares	24,763	24,752	(11)
As a result of the restatement, the unaudited condensed consolidated statements of operations for six months ended June 30, 2007 and 2006 changed as follows:

	As Originally
	Reported	As Restated	Change
For the six months ended June 30, 2007
Advertising revenue	$12,773	$12,991	$218
Total revenues	22,297	22,515	218
Production and operations	2,370	2,274	(96)
Total cost of services	6,761	6,665	(96)
Advertising expense	2,480	2,530	50
Selling, general and administrative	12,895	15,001	2,106
Depreciation and amortization	1,374	1,307	(67)
Total other expenses	16,749	18,838	2,089
Loss from operations	(1,213)	(2,988)	(1,775)
Income (loss) from continuing operations before income taxes	302	(1,473)	(1,775)
Income tax provision (benefit)	70	353	283
Loss from continuing operations	232	(1,826)	(2,058)
Income (loss) from discontinued operations, net of tax	28	29	1
Net income (loss)	260	(1,797)	(2,057)
Earnings (loss) per common share:
Basic from continuing operations	$0.01	$(0.07)	$(0.08)
Diluted from continuing operations	$0.01	$(0.07)	$(0.08)
Basic earnings per common share	$0.01	$(0.07)	$(0.08)
Diluted earnings per common share	$0.01	$(0.07)	$(0.08)
Weighted average number of basic common shares	25,384	25,728	344
Weighted average number of diluted common shares	25,758	25,728	(30)

	As Originally
	Reported	As Restated	Change
For the six months ended June 30, 2006
Advertising revenue	$11,385	$11,393	$8
Total revenues	20,109	20,117	8
Production and operations	2,152	2,067	(85)
Other direct costs	96	9	(87)
Total cost of services	7,221	7,049	(172)
Advertising expense	3,665	3,762	97
Selling, general and administrative	9,127	9,187	60
Depreciation and amortization	1,429	1,384	(45)
Total other expenses	14,221	14,333	112
Loss from operations	(1,333)	(1,265)	68
Interest expense	153	154	1
Income (loss) from continuing operations before income taxes	(220)	(153)	67
Income tax provision	(36)	191	227
Loss from continuing operations	(184)	(344)	(160)
Net income (loss)	145	(15)	(160)
Earnings (loss) per common share:
Basic from continuing operations	$(0.01)	$(0.01)	$—
Diluted from continuing operations	$(0.01)	$(0.01)	$—
Basic earnings per common share	$0.01	$—	$(0.01)
Diluted earnings per common share	$0.01	$—	$(0.01)
Weighted average number of basic common shares	24,613	24,600	(13)
Weighted average number of diluted common shares	24,613	24,600	(13)
THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
As a result of the restatement, the unaudited condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2007 changed as follows:

	As Originally
	Reported	As Restated	Change
Balance at December 31, 2006
Additional paid-in capital	$165,779	$165,205	$(574)
Accumulated deficit	(26,715)	(26,333)	382
Total stockholders’ equity	139,138	138,946	(192)
Net income (loss)	260	(1,797)	(2,057)
Total comprehensive income (loss)	226	(1,831)	(2,057)
Share-based employee and service provider compensation expense	4,626	6,531	1,905
Cumulative effect of adoption of new accounting pronouncement	—	(750)	(750)
Balance at June 30, 2007
Additional paid-in capital	170,731	172,062	1,331
Accumulated deficit	(26,455)	(28,880)	(2,425)
Total stockholders’ equity	$144,316	$143,222	$(1,094)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2007 changed as follows:

	As Originally
	Reported	As Restated	Change
For the six months ended June 30, 2007
Net income (loss)	$260	$(1,797)	$(2,057)
Income from discontinued operations	(28)	(29)	(1)
Depreciation and amortization	1,618	1,551	(67)
Share-based employee and service provider compensation	4,626	6,531	1,905
Deferred tax provision (benefit)	77	360	283
Change in:
Accounts receivable	(929)	(1,148)	(219)
Other current assets	(557)	(315)	242
Accounts payable and accrued expenses	414	398	(16)
Deferred obligations	(21)	(17)	4
Net cash provided by operating activities of continued operations	7,493	7,560	67
Purchases of property, plant and equipment	(634)	(709)	(75)
Net cash used in investing activities of continuing operations	(2,705)	(2,780)	(75)
Net cash used in operating activities of discontinued operations	(582)	(581)	1
Net cash used in discontinued operations	(651)	(650)	1
Property, plant and equipment costs incurred but not paid	$—	$30	$30

As a result of the restatement, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2006 changed as follows:

	As Originally
	Reported	As Restated	Change
For the six months ended June 30, 2006
Net income (loss)	$145	$(15)	$(160)
Depreciation and amortization	1,491	1,456	(35)
Share-based employee and service provider compensation	1,714	1,679	(35)
Deferred tax provision (benefit)	(806)	(577)	229
Tax benefits from exercise of stock options in excess of recognized expense	(705)	(199)	506
Change in:
Accounts receivable	(1,376)	(1,383)	(7)
Deposits and other assets	(680)	(682)	(2)
Accounts payable and accrued expenses	91	243	152
Deferred obligations	24	34	10
Net cash provided by operating activities of continuing operations	(152)	506	658
Purchases of property, plant and equipment	(2,065)	(2,217)	(152)
Net cash provided by investing activities of continuing operations	2,205	2,053	(152)
Tax benefits from exercise of stock options in excess of recognized expense	705	199	(506)
Net cash provided by financing activities of continuing operations	924	418	506
Property, plant and equipment costs incurred but not paid	$—	$64	$64
THE EFFECTS ON NOTE 3 — STOCK INCENTIVE PLANS
The effects of the restatement on share-based compensation expense for the three and six months ended June 30, 2007 are set forth below:

	As Originally
	Reported	As Restated	Change
For the three months ended June 30, 2007
Restricted stock	$422	$467	$45
Options	242	186	(56)
Performance units	1,653	2,098	445

Total share-based compensation expense	$2,317	$2,751	$434

	As Originally
	Reported	As Restated	Change
For the three months ended June 30, 2007
Cost of services:
Production and operations	$—	$88	$88
Other expenses:
Selling, general and administrative	2,317	2,663	346

Total share-based compensation expense	$2,317	$2,751	$434

	As Originally
	Reported	As Restated	Change
For the six months ended June 30, 2007
Restricted stock	$575	$702	$127
Options	745	881	136
Performance units	3,306	4,948	1,642

Total share-based compensation expense	$4,626	$6,531	$1,905

	As Originally
	Reported	As Restated	Change
For the six months ended June 30, 2007
Cost of services:
Production and operations	$—	$79	$79
Other expenses:
Selling, general and administrative	4,626	6,452	1,826

Total share-based compensation expense	$4,626	$6,531	$1,905

The effects of the restatement on share-based compensation expense for the three and six months ended June 30, 2006 are set forth below:

	As Originally
	Reported	As Restated	Change
For the three months ended June 30, 2006
Restricted stock	$143	$138	$(5)
Options	756	710	(46)
Performance units	—	—	—

Total share-based compensation expense	$899	$848	$(51)

	As Originally
	Reported	As Restated	Change
For the three months ended June 30, 2006
Cost of services:
Production and operations	$—	$46	$46
Other expenses:
Selling, general and administrative	899	802	(97)

Total share-based compensation expense	$899	$848	$(51)

	As Originally
	Reported	As Restated	Change
For the six months ended June 30, 2006
Restricted stock	$244	$235	$(9)
Options	1,470	1,444	(26)
Performance units	—	—	—

Total share-based compensation expense	$1,714	$1,679	$(35)

	As Originally
	Reported	As Restated	Change
For the six months ended June 30, 2006
Cost of services:
Production and operations	$—	$82	$82
Other expenses:
Selling, general and administrative	1,714	1,597	(117)

Total share-based compensation expense	$1,714	$1,679	$(35)

THE EFFECTS ON NOTE 4 — EARNINGS (LOSS) PER COMMON SHARE
The effects of the restatement on share-based compensation expense for the three and six months ended June 30, 2007 are set forth below:

	As Originally
	Reported	As Restated	Change
For the three months ended June 30, 2007
Income (loss) from continuing operations	$351	$(1,063)	$(1,414)
Denominators:
Weighted average common shares outstanding – basic and diluted	25,495	25,857	362

Diluted weighted average common shares outstanding	25,495	25,857	362

	As Originally
	Reported	As Restated	Change
For the six months ended June 30, 2007
Income (loss) from continuing operations	$232	$(1,826)	$(2,058)
Denominators:
Weighted average common shares outstanding – basic and diluted	25,384	25,728	344

Diluted weighted average common shares outstanding	25,384	25,728	344

The effects of the restatement on share-based compensation expense for the three and six months ended June 30, 2006 are set forth below:

	As Originally
	Reported	As Restated	Change
For the three months ended June 30, 2006
Income (loss) from continuing operations	$(17)	$(182)	$(165)
Denominators:
Weighted average common shares outstanding – basic and diluted	24,763	24,752	(11)

Diluted weighted average common shares outstanding	24,763	24,752	(11)

	As Originally
	Reported	As Restated	Change
For the six months ended June 30, 2006
Income (loss) from continuing operations	$(184)	$(344)	$(160)
Denominators:
Weighted average common shares outstanding – basic and diluted	24,613	24,600	(13)

Diluted weighted average common shares outstanding	24,613	24,600	(13)

THE EFFECTS ON NOTE 5 — EQUITY TRANSACTIONS
As a result of the restatement, expense yet to be recognized as of June 30, 2007 has been adjusted as follows:

	As Originally
	Reported	As Restated	Change
Stock options	$2,085	$3,651	$1,566
Restricted stock	4,821	4,709	(112)
Performance units	3,306	1,635	(1,671)

Total	$10,212	$9,995	$(217)

The weighted average remaining requisite service periods have been adjusted as follows:

	As Originally
	Reported	As Restated	Change
Stock options	1.4	2.67	1.27
Restricted stock	1.8	2.59	0.79
Performance units	0.5	0.41	(0.09)
Total	1.3	2.26	0.96
THE EFFECTS ON NOTE 9 — INCOME TAX PROVISION
As a result of the restatement, our income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes and the impact of share-based compensation expense recognized under SFAS 123R. The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2007 was also impacted by a discrete tax expense of $290 associated with a capital loss resulting from the sale of the Membership Division during the quarter ended June 30, 2007. The portion of the current year SFAS 123R compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. For the three and six months ended June 30, 2007 we recognized a charge of $54 and $122, respectively, and for the three and six months ended June 30, 2006 we recognized a charge of $151 and $343, respectively, related to ISOs under SFAS 123R compensation expense.
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
Effects of Restatements
This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended June 30, 2007 to reflect adjustments to the unaudited condensed consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007, arising from the effects of charging share-based compensation over the estimated life of performance units that had previously been awarded to our chief executive officer. We had estimated the life of these performance units at the time of grant to be 7 and 13.3 months respectively. We took a charge reflecting 2.5 months each in the year ended December 31, 2006. Beginning in 2007, we began charging the remaining balance of the awards over 12 months. The remaining balance at December 31, 2006 of the first award should have been charged to expense over the first 4.5 months in 2007 while the remaining balance of the second award should have been charged over 10.8 months. Further, as previously disclosed, we have reviewed the facts and circumstances regarding the recognition of deferred tax asset related to certain options to acquire common shares of The Outdoor Channel, Inc. that were outstanding on September 8, 2004 when we completed its acquisition. Originally all of these options were treated as non-qualified stock options and after charging to compensation expense the difference between the then current fair market value of the underlying stock and the exercise price of the stock option, we recognized a deferred tax asset for the tax effect of the recognized compensation expense. After consideration of the facts and circumstances, we have concluded that as of December 31, 2004 options to acquire 751 shares of common stock did not give rise to a deferred tax asset as they were characterized as incentive stock options which are not deductible for income taxes unless certain events such as disqualifying dispositions occur in the future. Based on our review of accounting for uncertainty in income taxes recognized in our financial statements, we have determined that, based on the merits of a certain tax position, a reduction in a deferred tax asset was necessary in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty of Income Taxes- an interpretation of FAS No. 109” (“FIN 48”). We have recognized a non current liability related to the certain tax position that does not meet the more-likely-than-not recognition threshold as of January 1, 2007, the effective date of FIN 48. Based on our review of the timing of advertising revenue recognition, we determined that an adjustment was necessary to properly recognize revenue in the period in which the programming was aired by our distributor. Further, based on our review of expenses, we identified adjustments related to certain expenses associated with share based payments and payroll related expenses that were classified in error on our statement of operations. Additionally, based on our review of equity awards granted to non-employees, we identified an adjustment related to awards granted to non-employees in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. We had previously recognized expense related to equity awards granted to a certain non-employee which vested based on the achievement of defined performance requirements as we expected the non-employee would achieve the defined performance vesting requirements. However, based on the facts and circumstances of the equity award and relationship with the non-employee, we have determined that no expense should have been recognized until achievement of the defined performance vesting requirements.

The adjustments related to the recognition of share-based compensation charges related to the performance units were based on a review in the third quarter of 2007 and we determined that the charges had been incorrectly recorded in the periods that ended March 31 and June 30, 2007. We further determined that the effects of the adjustments related to the incorrect recognition of deferred tax asset were immaterial, individually and in the aggregate, to our annual and quarterly reports filed between December 31, 2004 and December 31, 2006 and thus we did not amend those filings. Because we determined that the effects of the adjustments were material to our quarterly reports filed for the periods that ended March 31, and June 30, 2007, we are amending those filings. The accompanying unaudited condensed consolidated financial statements and the related notes have been restated to reflect the effects of the adjustments arising from the share-based compensation and reflect the adjustments related to the deferred tax asset and other adjustments as explained in Note 11 and below:
As a result of the noted items discussed above we have restated the following Items and sections of this Form 10-Q/A:
Item 1. Financial Statements and Supplementary Data:
Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited and As Restated) and December 31, 2006 (As Restated);
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (As Restated);
Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2007 (As Restated);
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (As Restated);
Note 3 to Unaudited Condensed Consolidated Financial Statements; Stock Incentive Plans;
Note 4 to Unaudited Condensed Consolidated Financial Statements; Earnings (Loss) Per Common Share;
Note 5 to Unaudited Condensed Consolidated Financial Statements; Equity Transactions;
Note 9 to Unaudited Condensed Consolidated Financial Statements; Income Tax Provision; and
Note 11 to Unaudited Condensed Consolidated Financial Statements; Restatements of Unaudited Condensed Consolidated Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for the related corrections to Notes 3, 4, 5 and 9 to the unaudited condensed consolidated financial statements, and certain other immaterial corrections, the remaining Items required by Form 10-Q are not amended hereby, but are included herewith for ease of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.
Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the August 9, 2007 filing of our Quarterly Report on Form 10-Q in any way, except those required to reflect the effects of this restatement of our unaudited condensed consolidated financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.
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

We consummated the sale of the Membership Division on April 24, 2007 (see Note 7-Discontinued Operations). We have disclosed the Membership Division as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) SFAS 144. Expenses previously allocated to the Membership Division which will continue after its disposition have been reallocated as appropriate.
Recent Accounting Pronouncements
 In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“ FIN 48 ”), which became effective for the Company on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“ FAS 157 ”). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair-value measure for recognition or disclosure purposes under GAAP. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“ FAS 159 ”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both FAS 157 and FAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 157 and FAS 159 will have, if any, on its consolidated financial statements.
Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2007	2006	$	%	2007	2006
	(As Restated, Note 11)		(As Restated, Note 11)		(As Restated, Note 11)
Revenues:
Advertising	$6,634	$5,660	$974	17.2%	58.1%	56.6%
Subscriber fees	4,775	4,341	434	10.0	41.9	43.4

Total revenues	11,409	10,001	1,408	14.1	100.0	100.0

Cost of services:
Programming	1,633	2,180	(547)	(25.1)	14.3	21.8
Satellite transmission fees	636	614	22	3.6	5.6	6.1
Production and operations	904	898	6	0.7	7.9	9.0
Other direct costs	17	6	11	183.3	0.1	0.1

Total cost of services	3,190	3,698	(508)	13.7	27.9	37.0

Other expenses:
Advertising	1,816	1,601	215	13.4	15.9	16.0
Selling, general and administrative	6,801	4,455	2,346	52.7	59.6	44.5
Depreciation and amortization	658	777	(119)	(15.3)	5.8	7.8

Total other expenses	9,275	6,833	2,442	35.7	81.3	68.3

Loss from operations	(1,056)	(530)	(526)	99.2	(9.2)	(5.3)

Interest expense	—	76	(76)	(100.0)	—	0.8

Other income	812	643	169	26.3	7.1	6.5

Income (loss) from continuing operations before income taxes	(244)	37	(281)	759.5	(2.1)	0.4

Income tax provision	819	219	600	274.0	7.2	2.2

Loss from continuing operations	(1,063)	(182)	(881)	484.1	(9.3)	(1.8)

Income (loss) from discontinued operations, net of tax	(7)	319	(326)	(102.2)	(0.1)	3.2

Net income (loss)	$(1,070)	$137	$(1,207)	(881.0)%	(9.4)%	1.4%

Comparison of Operating Results for the Six Months Ended June 30, 2007 and June 30, 2006
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2007	2006	$	%	2007	2006
	(As Restated, Note 10)		(As Restated, Note 10)		(As Restated, Note 10)
Revenues:
Advertising	$12,991	$11,393	$1,598	14.0%	57.7%	56.6%
Subscriber fees	9,524	8,724	800	9.2	42.3	43.4

Total revenues	22,515	20,117	2,398	11.9	100.0	100.0

Cost of services:
Programming	3,104	3,721	(617)	(16.6)	13.8	18.5
Satellite transmission fees	1,232	1,252	(20)	(1.6)	5.5	6.2
Production and operations	2,274	2,067	207	10.0	10.1	10.3
Other direct costs	55	9	46	511.1	0.2	—

Total cost of services	6,665	7,049	(384)	(5.4)	29.6	35.0

Other expenses:
Advertising	2,530	3,762	(1,232)	(32.7)	11.2	18.7
Selling, general and administrative	15,001	9,187	5,814	63.3	66.6	45.7
Depreciation and amortization	1,307	1,384	(77)	(5.6)	5.8	6.9

Total other expenses	18,838	14,333	4,505	31.4	83.6	71.3

Loss from operations	(2,988)	(1,265)	(1,723)	136.2	(13.2)	(6.3)

Interest expense	—	154	(154)	(100.0)	—	0.8

Other income	1,515	1,266	249	19.7	6.7	6.3

Loss from continuing operations before income taxes	(1,473)	(153)	(1,320)	862.7	(6.5)	(0.8)

Income tax provision	353	191	162	84.8	1.6	0.9

Loss from continuing operations	(1,826)	(344)	(1,482)	430.8	(8.1)	(1.7)

Income (loss) from discontinued operations, net of tax	29	329	(300)	(91.2)	0.1	1.6

Net income (loss)	$(1,797)	$(15)	$(1,782)	11,880.0%	(8.0)%	(0.1)%

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
Total revenues for the three months ended June 30, 2007 were $11,409,000, an increase of $1,408,000, or 14.1%, compared to revenues of $10,001,000 for the three months ended June 30, 2006. Total revenues for the six months ended June 30, 2007 were $22,515,000, an increase of $2,398,000, or 11.9%, compared to revenues of $20,117,000 for the six months ended June 30, 2006. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended June 30, 2007 was $6,634,000, an increase of $974,000 or 17.2% compared to $5,660,000 for the three months ended June 30, 2006. Advertising revenue for the six months ended June 30, 2007 was $12,991,000, an increase of $1,598,000 or 14.0% compared to $11,393,000 for the six months ended June 30, 2006. For June 2007, Nielsen estimated that Outdoor Channel had 30.0 million viewers compared to 26.6 million for the same period a year ago. The increase in advertising revenue for the three and six months ended June 30, 2007 principally reflects higher prices paid for advertising time with some incremental advertising inventory retained by us to sell. These factors contributing to the increase were offset somewhat by less revenue generated from third party programming as a slightly higher percentage of our inventory was retained for our in-house sales.
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
Cost of Services
Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes (1) programming costs; (2) satellite transmission fees; (3) production and operations costs; and (4) other direct costs. Total cost of services for the three months ended June 30, 2007 was $3,190,000, a decrease of $508,000 or 13.7%, compared to $3,698,000 for the three months ended June 30, 2006. Total cost of services for the six months ended June 30, 2007 was $6,665,000, a decrease of $384,000 or 5.4%, compared to $7,049,000 for the six months ended June 30, 2006. As a percentage of revenues, total cost of services was 27.9% and 37.0% in the three months ended June 30, 2007 and 2006, respectively. As a percentage of revenues, total cost of services was 29.6% and 35.0% in the six months ended June 30, 2007 and 2006, respectively. The improved rate reflects the impact of price increases noted above while actually reducing programming expense as more fully discussed below.
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
Production and operations costs for the three months ended June 30, 2007 were $904,000, an increase of $6,000, or 0.7%, compared to $898,000 for the three months ended June 30, 2006. Production and operations costs for the six months ended June 30, 2007 were $2,274,000, an increase of $207,000, or 10.0%, compared to $2,067,000 for the six months ended June 30, 2006. The increase in costs principally relates to a programming event that occurred in the first quarter and costs related to our new broadcast facility.
Other direct costs for the three months ended June 30, 2007 were $17,000, an increase of $11,000, or 183.3%, compared to $6,000 for the three months ended June 30, 2006. Other direct costs for the six months ended June 30, 2007 were $55,000, an increase of $46,000, or 511.1%, compared to $9,000 for the six months ended June 30, 2006. The increase principally relates to increased amortization of subscriber acquisition fees related to launch support paid during 2006. We anticipate other direct costs will increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.
Other Expenses
Other expenses consist of the cost of (1) advertising; (2) selling, general and administrative expenses; and (3) depreciation and amortization.
Total other expenses for the three months ended June 30, 2007 were $9,275,000, an increase of $2,442,000 or 35.7%, compared to $6,833,000 for the three months ended June 30, 2006. Total other expenses for the six months ended June 30, 2007 were $18,838,000, an increase of $4,505,000 or 31.4%, compared to $14,333,000 for the six months ended June 30, 2006. As a percentage of revenues, total other expenses were 81.3% and 68.3% in the three months ended June 30, 2007 and 2006, respectively. As a percentage of revenues, total other expenses were 83.6% and 71.3% in the six months ended June 30, 2007 and 2006, respectively. The increase in other expenses was due to several factors including $4,948,000 of expense related to performance units granted to our new CEO in the fourth quarter of 2006, increased accounting fees incurred in the first quarter of 2007 related to an increased financial reporting effort than normal and increased professional fees related to consultants hired to help us execute our business plan as well as helping us assess our Membership Division segment. Offsetting some of the aggregate increase is less spending on advertising costs as more fully described below.
Advertising expenses for the three months ended June 30, 2007 were $1,816,000, an increase of $215,000 or 13.4% compared to $1,601,000 for the three months ended June 30, 2006. Advertising expenses for the six months ended June 30, 2007 were $2,530,000, a decrease of $1,232,000 or 32.7% compared to $3,762,000 for the six months ended June 30, 2006. We reduced our spending on advertising in the first half of 2007 related to our print media campaigns and our race program sponsorship. We have terminated our sponsorship of a NASCAR team, believing the expenditure will be more effectively deployed otherwise. Further, due to planned re-branding initiative, we have delayed other tactics to fully benefit from our new logo and programming initiatives. We believe that our advertising expenses will substantially increase over the short-term future as we continue to deploy tactics to increase and maintain our subscriber base and the number of viewers watching our programming.
Selling, general and administrative expenses for the three months ended June 30, 2007 were $6,801,000, an increase of $2,346,000 or 52.7% compared to $4,455,000 for the three months ended June 30, 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 were $15,001,000, an increase of $5,814,000 or 63.3% compared to $9,187,000 for the six months ended June 30, 2006. As a percentage of revenues, selling, general and administrative expenses were 59.6% and 44.5% in the three months ended June 30, 2007 and 2006, respectively. As a percentage of revenues, selling, general and administrative expenses were 66.6% and 45.7% in the six months ended June 30, 2007 and 2006, respectively. We granted our new CEO two tranches of performance units of 400,000 shares each which vest upon our stock price reaching stipulated levels. We have calculated their fair value using a lattice model. The first tranch has an estimated value of $4,515,000 and has an expected service period of 7 months. Having recognized $1,567,000 in the year ended December 31, 2006, we recognized $2,948,000 related to this grant in the six months ended June 30, 2007. The second grant of 400,000 performance units which vest upon our stock price reaching stipulated levels was calculated to have a fair value of $4,474,000 and an expected service period of 13.3 months. Having recognized $840,000 in the year ended December 31, 2006, we recognized $1,999,000 of compensation expense related to this grant in the six months ended June 30, 2007. We will recognize an additional $1,016,000 in the three months ending September 30, 2007 with the balance being recognized by year end. The remainder of the increase in selling, general and administrative fees related primarily to consulting fees pertaining to assistance in the execution of our strategic plan, accounting fees for the audit of our evaluation of the effectiveness of our internal control over financial reporting in 2007 related to the 2006 fiscal year and related to increased filing requirements in 2007 and to other operating costs.
We anticipate that selling, general and administrative costs will continue to increase over the foreseeable future as we are adding to our professional and support staff across all departments to support our initiatives in subscriber growth and in other areas such as accounting and finance. We anticipate we will incur additional share-based compensation costs of $6,583,000 in the six months ending December 31, 2007 related to the performance units awarded to our CEO. By the end of fiscal 2007, we will have fully expensed the performance units awarded to our CEO and we expect our share-based compensation charges to significantly decline.
Depreciation and amortization for the three months ended June 30, 2007 were $658,000, a decrease of $119,000 or 15.3% compared to $777,000 for the three months ended June 30, 2006. Depreciation and amortization for the six months ended June 30, 2007 were $1,307,000, a decrease of $77,000 or 5.6% compared to $1,384,000 for the six months ended June 30, 2006. Such decreases resulted from the impairment of our MSO Relationship intangible asset. Accordingly, the amortization of the asset of $248,000 in the six months ended June 30, 2006 did not occur in the six months ended June 30, 2007.
Loss from Operations
Loss from operations for the three months ended June 30, 2007 was $1,056,000, a change of $526,000 compared $530,000 for the three months ended June 30, 2006. Loss from operations for the six months ended June 30, 2007 was $2,988,000, a change of $1,723,000 compared to $1,265,000 for the six months ended June 30, 2006. As discussed above, the change in our loss from operations is driven by increased share-based compensation, professional fees and other charges offset by increased prices we are realizing for our advertising inventory, growth in our subscriber base, lower advertising costs as we delayed initiatives to correspond with other tactics and lower programming cost as we re-define the number of episodes repeated during the quarter. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, possible subscriber rate relief to our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted for the short-term future until scale is achieved to reverse the trend. There can be no assurance that these strategies will be successful.
Interest Expense
Interest expense for the three and six months ended June 30, 2006 was $76,000 and $154,000, respectively. We did not incur interest in the three and six months ended June 30, 2007. This is attributable to having obtained two term loans in November 2005 with original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35% which we repaid in October 2006. Other than interest on income taxes related to our filing of state income taxes in states in which we have nexus but have not filed income taxes in the past, we do not expect to incur interest expense in the foreseeable future.
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
Income (Loss) from Continuing Operations Before Income Taxes
Income (loss) from continuing operations before income taxes as a percentage of revenues was (2.1%) for the three months ended June 30, 2007 compared to 0.4% for the three months ended June 30, 2006. Income (loss) from continuing operations before income taxes as a percentage of revenues was (6.5%) for the six months ended June 30, 2007 compared to (0.8%) for the six months ended June 30, 2006.

Income Tax Provision
Income tax provision for the three months ended June 30, 2007 was $819,000, a change of $600,000 as compared to $219,000 for the three months ended June 30, 2006. Income tax provision for the six months ended June 30, 2007 was $353,000, a change of $162,000 as compared to $191,000 for the six months ended June 30, 2006. The change was principally due to our increased losses in the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006. Interim tax provisions and benefits are determined using an estimate of the annual effective tax rate. The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes and the impact of share-based compensation expense recognized under SFAS 123R. The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2007 was also impacted by a discrete tax expense of $290 associated with a capital loss resulting from the sale of the Membership Division during the quarter ended June 30, 2007. The portion of the current year SFAS 123R compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. For the three and six months ended June 30, 2007 we recognized a charge of $54 and $122, respectively, and for the three and six months ended June 30, 2006 we recognized a charge of $151 and $343, respectively, related to ISOs under SFAS 123R compensation expense.
Loss from Continuing Operations
Loss from continuing operations for the three months ended June 30, 2007 was a loss of $1,063,000, a change of $881,000 compared to a loss of $182,000 for the three months ended June 30, 2006. Loss from continuing operations for the six months ended June 30, 2007 was a loss of $1,826,000, a change of $1,482,000 compared to a loss of $344,000 for the six months ended June 30, 2006. The decrease was due to the reasons stated above.
Income (Loss) from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax for the three months ended June 30, 2007 was $7,000, a change of $326,000 compared to income of $319,000 for the three months ended June 30, 2006. Income from discontinued operations, net of tax for the six months ended June 30, 2007 was $29,000, a change of $300,000 compared to $329,000 for the six months ended June 30, 2006. In the three and six months ended June 30, 2006 we recognized tax benefits that resulted in recognition of net income from discontinued operations while we recorded a loss from discontinued operations before income tax benefit. Operations of the Membership Division ceased after just less than 4 months in 2007 such that true comparisons of like time periods are not made between the three and six months ended June 30, 2007 to the same periods in 2006.
Net Income (Loss)
Net income (loss) for the three months ended June 30, 2007 was a loss of $1,070,000, a change of $1,207,000 compared to net income of $137,000 for the three months ended June 30, 2006. Net income (loss) for the six months ended June 30, 2007 was a loss of $1,797,000, a change of $1,782,000 compared to a net loss of $15,000 for the six months ended June 30, 2006.
Liquidity and Capital Resources
We generated $7,560,000 of cash in our operating activities in the six months ended June 30, 2007, compared to $506,000 used in the six months ended June 30, 2006. We used $581,000 of cash in discontinued operations in the six months ended June 30, 2007 compared to using $119,000 for the six months ended June 30, 2006. We had a cash and cash equivalent balance of $18,689,000 at June 30, 2007, an increase of $4,463,000 from the balance of $14,226,000 at December 31, 2006. We also had short-term investments classified as available-for-sale securities of $47,747,000 at June 30, 2007, an increase of $5,603,000 from the balance of $42,144,000 at December 31, 2006. The investments at June 30, 2007 were comprised principally of auction rate securities ($46,910,000) with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. Various equity securities ($837,000) make up the remainder of the June 30, 2007 balance. We believe we have the ability to quickly liquidate the auction rate securities at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $74,645,000 at June 30, 2007, compared to $66,713,000 at December 31, 2006 excluding the current assets and current liabilities of discontinued operations.
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
Net cash used in investing activities was $2,780,000 in the six months ended June 30, 2007 compared to cash provided by investing activities of $2,053,000 for the six months ended June 30, 2006. We used $69,000 of cash in discontinued operations investing activities in the six months ended June 30, 2007 compared to using $24,000 in the six months ended June 30, 2006. The increase in cash used in investing activities was related principally to the net difference of sales and purchases of short-term auction rate securities partially offset by a decrease in capital expenditures on “construction in progress” and equipment related to the build-out of our broadcast facility. Additional capital expenditures were for fixed asset replacements. The sale of our Membership Division provided $3,589,000 of cash from investing activities.
Cash provided by financing activities was $333,000 in the six months ended June 30, 2007 compared to $418,000 for the six months ended June 30, 2006. The discontinued operations did not contribute or use cash in investing activities in the six months ended June 30, 2007 compared to using $9,000 in the six months ended June 30, 2006. The cash provided by financing activities in the six months ended June 30, 2007 was the proceeds from the exercise of stock options offset by the purchase of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. During the six months ended June 30, 2006, cash provided by financing activities was principally proceeds from the exercise of stock options offset by principal payments on outstanding debt.
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