Form 10-Q
period 2007-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2008-02-01
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 000-17287
Outdoor Channel Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of incorporation or organization)	33-0074499 (IRS Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at January 29, 2008

Common Stock, $0.001 par value	26,982,500

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For The Period Ended September 30, 2007
* * *

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(As Restated,
		Note 10)
Assets
Current assets:
Cash and cash equivalents	$23,928	$14,226
Investment in available-for-sale securities	45,252	42,144
Accounts receivable, net of allowance for doubtful accounts of $100 and $180	8,837	6,816
Income tax refund receivable	204	2,299
Deferred tax assets, net	541	608
Prepaid programming costs	3,008	2,713
Other current assets	1,321	835
Assets of discontinued operations	—	1,344

Total current assets	83,091	70,985

Property, plant and equipment, net	11,935	12,494
Amortizable intangible assets, net	401	820
Goodwill	43,124	43,816
Deferred tax assets, net	11,140	11,344
Deposits and other assets	1,984	2,101
Assets of discontinued operations	—	3,390

Total assets	$151,675	$144,950

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,396	$2,765
Accrued severance payments	100	341
Deferred revenue	222	610
Current portion of deferred obligations	96	40
Customer deposits	12	53
Liabilities of discontinued operations	—	463

Total current liabilities	4,826	4,272

Accrued severance payments, net of current portion	28	44
Deferred obligations	285	326
Liabilities of discontinued operations	—	1,362

Total liabilities	5,139	6,004

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 26,172 and 25,507 shares issued and outstanding, respectively	26	26
Additional paid-in capital	173,893	165,205
Accumulated other comprehensive income (loss)	(1)	48
Accumulated deficit	(27,382)	(26,333)

Total stockholders’ equity	146,536	138,946

Total liabilities and stockholders’ equity	$151,675	$144,950

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		Note 10)		Note 10)
Revenues:
Advertising	$7,917	$6,957	$20,908	$18,350
Subscriber fees	4,739	4,348	14,263	13,072

Total revenues	12,656	11,305	35,171	31,422

Cost of services:
Programming	1,521	2,095	4,625	5,816
Satellite transmission fees	637	667	1,869	1,919
Production and operations	1,101	986	3,375	3,053
Other direct costs	46	45	101	54

Total cost of services	3,305	3,793	9,970	10,842

Other expenses:
Advertising	1,558	1,537	4,088	5,299
Selling, general and administrative	6,524	4,184	21,525	13,371
Impairment of amortizable intangible assets	—	9,540	—	9,540
Depreciation and amortization	686	843	1,993	2,227

Total other expenses	8,768	16,104	27,606	30,437

Income (loss) from operations	583	(8,592)	(2,405)	(9,857)

Interest expense	12	73	12	227

Other income	894	715	2,409	1,981

Income (loss) from continuing operations before income taxes	1,465	(7,950)	(8)	(8,103)

Income tax provision (benefit)	(33)	(2,982)	320	(2,791)

Income (loss) from continuing operations	1,498	(4,968)	(328)	(5,312)

Income (loss) from discontinued operations, net of tax	—	(331)	29	(2)

Net income (loss)	$1,498	$(5,299)	$(299)	$(5,314)

Basic earnings (loss) per common share data:
From continuing operations	$0.06	$(0.20)	$(0.01)	$(0.21)

From discontinued operations	$—	$(0.01)	$—	$—

Basic earnings per common share	$0.06	$(0.21)	$(0.01)	$(0.21)

Diluted earnings (loss) per common share data:
From continuing operations	$0.06	$(0.20)	$(0.01)	$(0.21)

From discontinued operations	$—	$(0.01)	$—	$—

Diluted earnings per common share	$0.06	$(0.21)	$(0.01)	$(0.21)

Weighted average number of common shares outstanding:
Basic	26,054	25,000	25,846	24,737

Diluted	26,747	25,000	25,846	24,737

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2007
(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2006 (as restated, Note 10)	25,507	$26	$165,205	$48	$(26,333)	$138,946

Comprehensive income:
Net income (loss)					(299)	(299)
Effect of change in fair value of available-for-sale securities, net of deferred tax benefit of $33	—	—	—	(49)	—	(49)

Total comprehensive income (loss)						(348)

Common stock issued upon exercise of stock options	363	—	604	—	—	604

Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	332	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	8,392	—	—	8,392

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(30)	—	(308)	—	—	(308)

Cumulative effect of adoption of new accounting pronouncement (Note 9)	—	—	—	—	(750)	(750)

Balance, September 30, 2007	26,172	$26	$173,893	$(1)	$(27,382)	$146,536

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
		(As Restated,
		Note 10)
Operating activities:
Net loss	$(299)	$(5,314)
Adjustments to reconcile income to net cash provided by operating activities of continuing operations:
Loss (income) from discontinued operations	(29)	2
Depreciation and amortization	2,359	2,300
Gain on sale of equipment	(1)	—
Impairment of amortizable intangible assets	—	9,540
Provision for doubtful accounts	100	74
Share-based employee and service provider compensation	8,392	2,594
Deferred tax provision (benefit)	245	(2,963)
Tax benefits from exercise of stock options in excess of recognized expense	(7)	(825)

Changes in operating assets and liabilities:
Accounts receivable	(2,121)	(1,553)
Income tax refund receivable	2,095	980
Prepaid programming costs	(295)	(923)
Other current assets	(486)	(386)
Deposits and other assets	(250)	(1,212)
Accounts payable and accrued expenses	1,558	699
Deferred revenue	(388)	249
Customer deposits	(41)	27
Accrued severance payments	(257)	(15)
Deferred obligations	15	53

Net cash provided by operating activities of continuing operations	10,590	3,327

Investing activities:
Purchases of property, plant and equipment	(943)	(2,353)
Proceeds from sale of equipment	4	—
Proceeds from sale of discontinued operations	3,589	—
Purchases of available-for-sale securities	(104,001)	(112,279)
Proceeds from sale of available-for-sale securities	100,811	112,430

Net cash used in investing activities of continuing operations	(540)	(2,202)

Financing activities:
Principal payments on long-term debt and capital leases	—	(524)
Proceeds from exercise of stock options	604	813
Purchase of treasury stock	(308)	(33)
Tax benefits from exercise of stock options in excess of recognized expense	7	825

Net cash provided by financing activities of continuing operations	303	1,081

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(582)	(975)
Net cash used in investing activities of discontinued operations	(69)	(75)
Net cash used in financing activities of discontinued operations	—	(9)

Net cash used in discontinued operations	(651)	(1,059)

Net increase in cash and cash equivalents	9,702	1,147
Cash and cash equivalents, beginning of period	14,226	17,672

Cash and cash equivalents, end of period	$23,928	$18,819

Supplemental disclosure of cash flow information:
Interest paid	$12	$226

Income taxes paid	$99	$—

Supplemental disclosures of noncash investing and financing activities:
Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$(49)	$8

Property, plant and equipment costs incurred but not paid	$122	$24

Effect of net increase in fair value of cash flow hedge	$—	$44

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data)
NOTE 1—ORGANIZATION AND BUSINESS
Description of Operations
Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns GPAA, Inc. which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. In addition, TOC also operates Outdoor Channel 2 HD, which also is a national television network featuring programming produced utilizing high definition technology.
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
NOTE 2—UNAUDITED INTERIM FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and its results of operations for the three and nine months and cash flows for the nine months ended September 30, 2007 and 2006. Information included in the condensed consolidated balance sheet as of December 31, 2006 has been derived from, and certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2006 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) for the year ended December 31, 2006 that was previously filed with the Securities and Exchange Commission (the “SEC”) (see also Note 10). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K.
Certain amounts in the 2006 unaudited condensed consolidated financial statements have been reclassified to conform to the 2007 presentation. The results of the Company’s operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year ending December 31, 2007.
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

NOTE 3—STOCK INCENTIVE PLANS
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) using the modified prospective transition method. This method requires compensation cost to be recognized in the financial statements over the service period for the fair value of all awards (including awards to employees) granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption and requires that prior periods not be restated. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock and stock appreciation rights (“SARs”) to our officers, directors and employees. Outstanding options generally vest over a period from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs. Prior to September 30, 2006 we had not awarded any performance units but did so in the fourth quarter of 2006. Prior to the adoption of SFAS 123R, we used the intrinsic value method to account for stock options granted to employees and made no charges against earnings with respect to those options at the date of grant since our employee options had exercise prices that were equal to the market price, however, as explained in the 10-K, we recognized a charge in the third quarter of 2004 when we issued fully-vested options to purchase shares in Outdoor Channel Holdings in exchange for fully-vested options held by employees of TOC on September 8, 2004.
We expense awards at the earliest of their vesting schedule or pro rata on a straight line basis over the requisite service period and have not capitalized any share-based compensation to any of our assets. The following tables summarize share-based compensation expense for the three month and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Nature of Award:
Restricted stock	$469	$170	$1,172	$404
Options	376	745	1,256	2,190
Performance units	1,016	—	5,964	—

Total share-based compensation expense	$1,861	$915	$8,392	$2,594

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Classification of Compensation Expense:
Cost of services:
Production and operations	$46	$57	$125	$139
Other expenses:
Selling, general and administrative	1,815	858	8,267	2,455

Total share-based compensation expense	$1,861	$915	$8,392	$2,594

The Company followed the guidance contained in Emerging Issue Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) related to the accounting for awards granted to non-employees. During the three months ended March 31, 2007 one employee transitioned to an independent service provider. As of the transition date, the fair value of these stock options was estimated to be $0.47 per share. No options were issued during the nine months ended September 30, 2007. We granted 205 employee stock options in the nine months ended September 30, 2006 which had a weighted average fair value estimated to be $6.72 per share. The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2007	2006

Risk-free interest rate	4.9 — 5.0%	4.3 — 4.9%
Dividend yield	0%	0%
Weighted average expected life	0.8 years	3.8 years
Volatility factor	39.2 — 39.5%	52.3 — 58.9%
Weighted average volatility factor	39.4%	54.6%

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
NOTE 4—EARNINGS (LOSS) PER COMMON SHARE
We have presented basic and diluted earnings (loss) per common share in the accompanying condensed consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of the Company were issued during the period if any such issuances would have had a dilutive effect.
For the three months ended September 30, 2007, the computation of diluted earnings (loss) per common share takes into account the effects of the weighted average number of common shares outstanding of the assumed exercise of the outstanding stock options and the vesting of all performance units adjusted for the application of the treasury stock method. For the three months ended September 30, 2006, outstanding options and performance units to purchase 2,003 shares of common stock were not included in the calculation of diluted earnings (loss) per share because their effect was antidilutive. For the nine months ended September 30, 2007 and 2006, outstanding options and performance units to purchase 2,900 and 1,382 shares of common stock, respectively, were not included in the calculation of diluted earnings (loss) per share because their effect was antidilutive.
The following table summarizes the reconciliations of the numerators and denominators of the basic and diluted per common share computations for of the three month and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerators:
Income (loss) from continuing operations—basic	$1,498	$(4,968)	$(328)	$(5,312)

Denominators:
Weighted average common shares outstanding—basic	26,054	25,000	25,846	24,737
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options of the Company as adjusted for the application of the treasury stock method	693	—	—	—

Diluted weighted average common shares outstanding	26,747	25,000	25,846	24,737

NOTE 5—EQUITY TRANSACTIONS
Issuances of Common Stock by the Company
During the three month and nine month periods ended September 30, 2007 and 2006 we received cash from the exercise of options as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Number of options exercised	1	168	363	660
Cash proceeds	$6	$213	$604	$813
Tax benefit from options exercised	$2	$619	$725	$1,463
During the nine months ended September 30, 2007, we issued to employees 377 shares of restricted stock while 48 shares of restricted stock have been canceled due to employee turnover. We also issued 3 shares to a service provider in the nine months ended September 30, 2007 which vest monthly over a twelve month period. During the three months ended September 30, 2006, we issued 6 shares to service providers, which vest annually over a five-year period.
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
Based on the closing market price on September 28, 2007 (the last trading day of the quarter) of $9.03 per share, the fair value of the 6 unvested service provider shares of restricted stock was $49. The decrease of share-based compensation expense in the three months ended September 30, 2007 was due to a lower period end stock price for these shares of $1. The effect of the change in estimate on earnings (loss) per common share was to increase the income of the three months ended September 30, 2007 and decrease the loss of the nine months ended September 30, 2007 by an immaterial amount. Assuming the closing market price as of September 28, 2007 does not change over the remaining vesting period, we would have $49 of expense yet to be recognized.
Stock Options
A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of September 30, 2007 and the changes in options outstanding during the nine months then ended is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	(in	Exercise	Contractual	(in
Options	thousands)	Price	Term	thousands)

Outstanding at beginning of period	3,272	$9.48
Granted	—	—
Exercised	(363)	1.67
Forfeited	(180)	13.52

Outstanding at end of period	2,729	$10.26	2.1	$4,941

Vested or expected to vest at end of period	2,675	$10.18	2.1	$4,941

Exercisable at end of period	2,095	$9.29	1.7	$4,941

There were no options granted during 2007. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $5.86. The aggregate intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $6 and $1,576, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $3,363 and $6,719, respectively.

The total fair value of options to purchase common stock that vested during the three months ended September 30, 2007 and 2006 was $300 and $875, respectively. The total fair value of options to purchase common stock that vested during the nine months ended September 30, 2007 and 2006 was $2,291 and $2,131, respectively.
Restricted Stock
A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of September 30, 2007 and the changes in restricted shares outstanding during the nine months then ended is presented as follows:

		Weighted
	Shares	Average
	(in	Grant-Date
	thousands)	Fair Value

Nonvested at beginning of period	314	$12.73
Granted	380	10.01
Vested	(62)	12.46
Forfeited	(48)	12.91

Nonvested at end of period	584	$10.98

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.
Expense to be Recognized
Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of September 30, 2007 are as follows:

	As of September 30, 2007
		Weighted Average
		Remaining
	Expense Yet	Requisite Service
	to be Recognized	Periods

Stock options	$3,019	2.53 years
Restricted stock	4,851	2.82 years
Performance units	619	0.15 years

Total	$8,489	2.52 years

NOTE 6—RELATED PARTY TRANSACTIONS
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie and Thomas H. Massie, principal stockholders, directors and officers of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalator clause. On April 24, 2007, in conjunction with the sale of the Membership Division, which resulted in our occupying less space, we amended the lease and the monthly rent payment was reduced to $17 per month through the end of 2007 with a 3% per year escalator clause thereafter. We paid Musk Ox Properties, LP approximately $52 and $87 in the three months ended September 30, 2007 and 2006, respectively, and $201 and $262 in the nine months ended September 30, 2007 and 2006, respectively. We recognized rent expense related to this lease of $53 and $93 in the three months ended September 30, 2007 and 2006, respectively and $206 and $278 in the nine months ended September 30, 2007 and 2006, respectively.
We have engaged Narrowstep, Inc. to assist us in developing our broadband capabilities. Roger L. Werner, Chief Executive Officer, is a shareholder and member of the board of directors of Narrowstep. During the three and nine months ended September 30, 2007, we paid Narrowstep $8 and $33, respectively. Our contract contemplates a total expenditure of approximately $75 over its life which expires on April 15, 2008. We believe the terms of the contract reflect market rates for similar services.

We sold our Membership Division to Mr. Thomas H. Massie, a principal stockholder and director of Outdoor Channel Holdings for a purchase price of $3,589 which was the combined carrying value of the businesses. Included in the carrying value was $389 net payable by us to the Membership Division upon closing. We paid the balance of the intercompany account to the Membership Division in April 2007. As part of the transition of the business’ operations, we agreed to provide accounting, human resources and information technology services for the Membership Division in exchange for $20 in each month of May, June and July. This amount is considered to be a reimbursement for expenses incurred (principally compensation of our staff members involved). We did not contemplate a mark-up over actual cost and thus we have accounted for the $60 received in the nine months ended September 30, 2007 as a reduction of selling, general and administrative expenses. In addition, we have recognized advertising revenue from the Membership Division amounting to $141 and $335 for the nine months ended September 30, 2007 and 2006, respectively.
NOTE 7—DISCONTINUED OPERATIONS
In April 2007 our Board of Directors, after considering reports of consultants and on-going analysis of management, decided that the operations of the Membership Division, comprised of GPAA, LLC and LDMA-AU, Inc., was no longer strategic to the core business of Outdoor Channel Holdings. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to the Membership Division’s assets and liabilities classifying them as assets and liabilities of discontinued operations. The sale of the Membership Division was for its net asset value and accordingly we have not adjusted its carrying value. The sale was consummated on April 24, 2007.
Prior to June 30, 2007, we had reported separate segment information in our filings for the operations of TOC and Membership Division in the same format as reviewed by our Chief Operating Decision Maker. Due to the discontinued operations of the Membership Division, we operate in a single segment.
The operating results for the Membership Division have been separately classified and reported as discontinued operations in the condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Membership Division revenue	$—	$2,112	$1,632	$4,441
Income (loss) from operations	—	265	73	27
Income (loss) from discontinued operations, net of tax	$—	$(331)	$29	$(2)
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

NOTE 8—INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES
Our short-term investments in marketable debt and equity securities are classified as available-for-sale and are recorded at fair value at the end of each period. Gross realized gains and losses on sales of these securities during the three and nine months ended September 30, 2007 and 2006 and all amounts related to such investments prior to the three and nine months ended September 30, 2007 and the year ended December 31, 2006 were not material. Included in investments in available-for-sale securities at September 30, 2007 and December 31, 2006 are investments in auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guarantee, and, accordingly, they are carried at cost, which approximates fair value, and classified as current assets. We had unrealized net holding gains (losses) on marketable equity securities at September 30, 2007 and December 31, 2006 of $(1) and $48, respectively, that are included in “accumulated other comprehensive income”.
The investment in available-for-sale securities is as follows:

	As of	As of
	September 30, 2007	December 31, 2006
Auction rate securities	$44,440	$41,250
Equity securities	812	894

Total available-for-sale securities	$45,252	$42,144

We consider the yields we recognize from auction rate securities and from cash held in our money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both, along with gain on sale of equipment, are recorded in other income for the three and nine months ended September 30, 2007 and 2006 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$875	$694	$2,354	$1,926
Dividend income	18	21	54	55

Subtotal	893	715	2,408	1,981
Gain on sale of equipment	1	—	1	—

Total other income	$894	$715	$2,409	$1,981

NOTE 9—INCOME TAX PROVISION (BENEFIT)
The income tax provision (benefit) reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes and the impact of share-based compensation expense recognized under SFAS 123R. The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2007 was also impacted by a discrete tax expense of $290 associated with a valuation allowance established against a capital loss resulting from the sale of the Membership Division during the quarter ended June 30, 2007. The portion of the current year compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. For the three and nine months ended September 30, 2007 we recognized a charge of $81 and $203, respectively, and for the three and nine months ended September 30, 2006 we recognized a charge of $190 and $533, respectively, related to ISOs under SFAS 123R compensation expense.
We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carry forwards that will be subject to examination beyond the year in which they are ultimately utilized. We believe any future potential adjustments of these carry forwards will be immaterial to our financial statements. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. We incurred charges aggregating to $12 in interest related to income tax returns filed with various states in which we had nexus resulting from operating our Membership Division (which we sold in April 2007). We had not filed returns in certain states and through a voluntary disclosure program we completed during the nine months ended September 30, 2007, we are now current with our filings. As a result of the adoption of FIN 48, we recognized a $750 net increase to reserves for uncertain tax positions which we have classified as a decrease to non-current deferred tax assets and a decrease to opening retained earnings. As of January 1, 2007 (the adoption date of FIN 48), the Company had approximately $1,148 of gross unrecognized tax benefits, of which $750 would affect the Company’s effective tax rate if recognized. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three and nine month periods ending September 30, 2007, respectively.

As of September 30, 2007, we have 612 options that will expire in December 2007. These options were assumed by us when we acquired the minority interest of TOC on September 8, 2004 and which resulted in the recognition of deferred tax assets based on a market price of $14.00 per share for our common stock at the time of the merger. If these options had been exercised at September 30, 2007, when the closing price of our stock on the last trading day of September was $9.03 per share, we would have a short-fall aggregating to $3,042.
NOTE 10—RESTATEMENT OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
We have reviewed the accounting treatment of certain transactions and account balances as of December 31, 2006 and for the three and nine months ended September 30, 2006. We have identified certain errors related to previously recorded transactions including, as previously disclosed:
•	the recognition of deferred tax asset related to certain options to acquire common shares of TOC that were outstanding on September 8, 2004 when we completed its acquisition,
•	certain revenue cutoff issues which generally result in intra-period timing fluctuations,
•	accounting for the cost escalation provisions related to the terms of the lease of our headquarters,
•	recognition of additional income tax expense for a short-fall in our windfall benefit pool,
•	adjustment to the estimated useful life of our leasehold improvements to match the terms of our lease of our headquarters, and
•	the exclusion from expense recognition of restricted shares issued to a service provider with performance conditions that when met would result in some or all of the shares being vested.
These errors also impacted our condensed consolidated financial statements previously issued on Form 10-Q for the three month periods ended March 31, 2007 and 2006 and the three and six month periods ended June 30, 2007 and 2006. Accordingly, these condensed consolidated financial statements have been restated as set forth in our revised Reports on Form 10-Q/A filed concurrent with this report.
As previously disclosed, all of the options we assumed in the merger noted above were treated as non-qualified stock options and, after charging to compensation expense the difference between the then current fair market value of the underlying stock and the exercise price of the stock option, we recognized a deferred tax asset for the tax effect of the recognized compensation expense. After consideration of the facts and circumstances, we have concluded that as of December 31, 2004, options to acquire 751 shares of common stock did not give rise to a deferred tax asset as they were characterized as incentive stock options which are not deductible for income taxes unless certain events (such as disqualifying dispositions occur in the future).
The accounting treatment resulting from our reassessment related to these issues result in an immaterial impact on our financial statements taken as a whole and we do not believe that the effects of these adjustments are sufficiently material to require us to amend any of our previously filed quarterly or annual reports because they do not materially impact the financial statements for the respective periods quantitatively or qualitatively. We believe this approach is consistent with the principles of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The balances in our financial statements, as further outlined below, have been adjusted herein accordingly after adjusting for discontinued operations discussed in Note 7.
THE EFFECT ON THE CONDENSED CONSOLIDATED BALANCE SHEET
As a result of the accumulated impact of the corrected accounting, the following consolidated balance sheet account balances as of December 31, 2006, after adjusting for discontinued operations, have been restated as follows:

	As Originally Reported
	and Adjusted for
	Discontinued Operations	As Restated	Change

Current deferred tax assets	$575	$608	$33
Total current assets	70,952	70,985	33
Property, plant and equipment, net	12,445	12,494	49
Goodwill	44,457	43,816	(641)
Deferred tax assets, net	10,956	11,344	388
Total assets	145,121	144,950	(171)
Accounts payable and accrued expenses	2,766	2,765	(1)
Current portion of deferred obligation	—	40	40
Total current liabilities	4,233	4,272	39
Deferred obligations	344	326	(18)
Total liabilities	5,983	6,004	21
Additional paid-in capital	165,779	165,205	(574)
Accumulated deficit	(26,715)	(26,333)	382
Total stockholders’ equity	139,138	138,946	(192)
Total liabilities and stockholders’ equity	$145,121	$144,950	$(171)

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
As a result of the restatement, the unaudited condensed consolidated statements of operations for three months ended September 30, 2006 changed as follows:

	As Originally
	Reported and
	Adjusted for
	Discontinued
	Operations	As Restated	Change

For the three months ended September 30, 2006
Advertising revenue	$6,834	$6,957	$123
Total revenues	11,182	11,305	123
Production and operations	1,014	986	(28)
Other direct costs	—	45	45
Total cost of services	3,776	3,793	17
Advertising expense	1,634	1,537	(97)
Selling, general and administrative	4,264	4,184	(80)
Depreciation and amortization	847	843	(4)
Total other expenses	16,285	16,104	(181)
Loss from operations	(8,879)	(8,592)	287
Loss from continuing operations before income taxes	(8,237)	(7,950)	284
Income tax provision (benefit)	(3,000)	(2,982)	18
Net loss	(5,568)	(5,299)	269
Loss per common share:
Basic from continuing operations	$(0.22)	$(0.20)	$0.02
Diluted from continuing operations	$(0.22)	$(0.20)	$0.02
Basic earnings per common share	$(0.21)	$(0.21)	$—
Diluted earnings per common share	$(0.21)	$(0.21)	$—
Weighted average number of basic common shares	24,813	25,000	187
Weighted average number of diluted common shares	24,813	25,000	187

As a result of the restatement, the unaudited condensed consolidated statements of operations for nine months ended September 30, 2006 changed as follows:

	As Originally
	Reported and
	Adjusted for
	Discontinued
	Operations	As Restated	Change

For the nine months ended September 30, 2006
Advertising revenue	$18,219	$18,350	$131
Total revenues	31,291	31,422	131
Programming	5,816	5,816	—
Production and operations	3,208	3,053	(155)
Other direct costs	54	54	—
Total cost of services	10,997	10,842	(155)
Advertising expense	5,299	5,299	—
Selling, general and administrative	13,391	13,371	(20)
Depreciation and amortization	2,276	2,227	(49)
Total other expenses	30,506	30,437	(69)
Loss from operations	(10,212)	(9,857)	355
Interest expense	226	227	1
Other income	1,981	1,981	—
Loss from continuing operations before income taxes	(8,457)	(8,103)	354
Income tax provision (benefit)	(3,036)	(2,791)	245
Net loss	(5,423)	(5,314)	109
Earnings (loss) per common share:
Basic from continuing operations	$(0.22)	$(0.22)	$—
Diluted from continuing operations	$(0.22)	$(0.22)	$—
Basic earnings per common share	$(0.22)	$(0.22)	$—
Diluted earnings per common share	$(0.22)	$(0.22)	$—
Weighted average number of basic common shares	24,404	24,737	333
Weighted average number of diluted common shares	24,404	24,737	333

THE EFFECTS ON THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
As a result of the restatement, the unaudited condensed consolidated statements of cash flows for nine months ended September 30, 2006 changed as follows:

	As Originally
	Reported and
	Adjusted for
	Discontinued
	Operations	As Restated	Change
For the nine months ended September 30, 2006
Net loss	$(5,423)	$(5,314)	$109
Depreciation and amortization	2,348	2,300	(48)
Provision for doubtful accounts	88	74	(14)
Share-base employee and service provider compensation	2,785	2,594	(191)
Deferred tax provision (benefit), net	(3,209)	(2,963)	246
Tax benefits from exercise of stock options in excess of recognized expense	(711)	(825)	(114)
Change in:
Accounts receivable	(1,422)	(1,553)	(131)
Other current assets	(395)	(386)	9
Deposits and other assets	(1,211)	(1,212)	(1)
Deferred obligations	37	53	16
Net cash provided by operating activities of continuing operations	3,441	3,327	(114)
Tax benefits from exercise of stock options in excess of recognized expense	711	825	114
Net cash provided by financing activities of continuing operations	967	1,081	114
Net increase in cash and cash equivalents	1,147	1,147	—
Cash and cash equivalents, beginning of period	17,672	17,672	—
Cash and cash equivalents, end of period	18,819	18,819	—
Property, plant and equipment costs incurred but not paid	$—	$24	$24
NOTE 11—SUBSEQUENT EVENTS
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”) extending the maturity date from September 7, 2007 to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000 to $10,000. The Revolver provides that the interest rate shall be LIBOR plus 1.25%. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision and certain minimum profitability and coverage metrics, some of which are defined with non-GAAP provisions including elimination of the effects of noncash stock based employee compensation expense measured at each quarter end. As of September 30, 2007, we did not have any outstanding borrowings under this Revolver. This Revolver is guaranteed by TOC.
Because of the late filing of the Form 10-Q for the quarterly period ended September 30, 2007, we did not comply with two covenants under the Revolver. One requires us to submit interim financial statements no later than 60 days after the end of each fiscal quarter and the other, similarly, requires us to provide a certificate of compliance within that same 60 days. On December 18, 2007 we obtained a waiver from the Bank of these covenant violations.
On December 14, 2007, William A. Owen, the Company’s chief financial officer submitted his resignation and ceased his employment with the Company entering into a separation agreement and a consulting agreement. Under the separation agreement the Company agreed to make a lump-sum payment of $152,000 in January 2008, reimburse Mr. Owen his payments for health care coverage and reimburse him up to $10,000 for his attorney fees. The consulting agreement provides that in exchange for a lump-sum payment of $48,000 on or before March 15, 2008, Mr. Owen will make himself available up to 4 days each month, for 12 months, to perform assignments as requested by the Company.
On November 14, 2007, the Company received a Nasdaq Staff Determination letter stating that the Company was not in compliance with the requirements for continued listing as set forth in Nasdaq marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Form 10-Q for the period ended September 30, 2007. Accordingly, the Nasdaq Staff Determination letter indicated that the Company’s securities are subject to a suspension in trading on November 26, 2007 and delisting from The Nasdaq Stock Market unless the Company requests a hearing before a Nasdaq Listing Qualifications Panel (Panel). The Company timely requested a hearing and met with the Panel on January 9, 2008 where the Company’s request for continued listing was granted provided the Company file its Quarterly Report on Form 10-Q for the period ended September 30, 2007 on or before February 8, 2008.
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
General
Through our indirect wholly owned subsidiary, The Outdoor Channel, Inc. or TOC, we own and operate Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. TOC revenues include advertising fees from advertisements aired on Outdoor Channel and fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable and satellite service providers that air Outdoor Channel. Outdoor Channel Holdings also wholly owns 43455 BPD, LLC that owns the building housing our broadcast facility.
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
We consummated the sale of the Membership Division on April 24, 2007 (see Note 7—Discontinued Operations). We have disclosed the Membership Division as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Expenses previously allocated to the Membership Division which will continue after its disposition have been reallocated as appropriate.
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

Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2007	2006	$	%	2007	2006
		(As Restated,		(As Restated,		(As Restated,
		Note 10)		Note 10)		Note 10)
Revenues:
Advertising	$7,917	$6,957	$960	13.8%	62.6%	61.5%
Subscriber fees	4,739	4,348	391	9.0	37.4	38.5

Total revenues	12,656	11,305	1,351	12.0	100.0	100.00

Cost of services:
Programming	1,521	2,095	(574)	(27.4)	12.0	18.5
Satellite transmission fees	637	667	(30)	(4.5)	5.0	5.9
Production and operations	1,101	986	115	11.7	8.7	8.7
Other direct costs	46	45	1	2.2	0.4	0.4

Total cost of services	3,305	3,793	(488)	12.9	26.1	33.5

Other expenses:
Advertising	1,558	1,537	21	1.4	12.3	13.6
Selling, general and administrative	6,524	4,184	2,340	55.9	51.6	37.0
Impairment of amortizable intangible assets	—	9,540	(9,540)	(100.0)	—	84.4
Depreciation and amortization	686	843	(157)	(18.6)	5.4	7.5

Total other expenses	8,768	16,104	(7,336)	(45.6)	69.3	142.5

Income (loss) from operations	583	(8,592)	9,175	(106.8)	4.6	(76.0)

Interest expense	12	73	(61)	(83.6)	0.1	0.6

Other income	894	715	179	25.0	7.1	6.3

Income (loss) from continuing operations before income taxes	1,465	(7,950)	9,415	(118.4)	11.6	(70.3)

Income tax provision (benefit)	(33)	(2,982)	2,949	(98.9)	(0.2)	(26.4)

Income (loss) from continuing operations	1,498	(4,968)	6,466	(130.2)	11.8	(43.9)

Income (loss) from discontinued operations, net of tax	—	(331)	331	(100.0)	—	(3.0)

Net income (loss)	$1,498	$(5,299)	$6,797	(128.3)%	11.8%	(46.9)%

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and September 30, 2006
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2007	2006	$	%	2007	2006
		(As Restated,		(As Restated,		(As Restated,
		Note 10)		Note 10)		Note 10)
Revenues:
Advertising	$20,908	$18,350	$2,558	13.9%	59.4%	58.4%
Subscriber fees	14,263	13,072	1,191	9.1	40.6	41.6

Total revenues	35,171	31,422	3,749	11.9	100.0	100.0

Cost of services:
Programming	4,625	5,816	(1,191)	(20.5)	13.1	18.5
Satellite transmission fees	1,869	1,919	(50)	(2.6)	5.3	6.1
Production and operations	3,375	3,053	322	10.5	9.6	9.7
Other direct costs	101	54	47	87.0	0.3	0.2

Total cost of services	9,970	10,842	(872)	(8.0)	28.3	34.5

Other expenses:
Advertising	4,088	5,299	(1,211)	(22.9)	11.6	16.9
Selling, general and administrative	21,525	13,371	8,154	61.0	61.2	42.5
Impairment of amortizable intangible assets	—	9,540	(9,540)	(100.0)	—	30.4
Depreciation and amortization	1,993	2,227	(234)	(10.5)	5.7	7.1

Total other expenses	27,606	30,437	(2,831)	(9.3)	78.5	96.9

Income (loss) from operations	(2,405)	(9,857)	7,452	(75.6)	(6.8)	(31.4)

Interest expense	12	227	(215)	(94.7)	—	0.7

Other income	2,409	1,981	428	21.6	6.8	6.3

Income (loss) from continuing operations before income taxes	(8)	(8,103)	8,095	(99.9)	—	(25.8)

Income tax provision (benefit)	320	(2,791)	3,111	(111.5)	0.9	(8.9)

Income (loss) from continuing operations	(328)	(5,312)	4,984	(93.8)	(0.9)	(16.9)

Income (loss) from discontinued operations, net of tax	29	(2)	31	(1,550.0)	0.1	—

Net income (loss)	$(299)	$(5,314)	$5,015	(94.4)%	(0.8)%	(16.9)%

Revenues
Our revenues include revenues from advertising fees and subscriber fees. Advertising revenue is generated from the sale of advertising time on Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on Outdoor Channel.
Total revenues for the three months ended September 30, 2007 were $12,656,000, an increase of $1,351,000, or 12.0%, compared to revenues of $11,305,000 for the three months ended September 30, 2006. Total revenues for the nine months ended September 30, 2007 were $35,171,000, an increase of $3,749,000, or 11.9%, compared to revenues of $31,422,000 for the nine months ended September 30, 2006.
Advertising revenue for the three months ended September 30, 2007 was $7,917,000, an increase of $960,000 or 13.8% compared to $6,957,000 for the three months ended September 30, 2006. Advertising revenue for the nine months ended September 30, 2007 was $20,908,000, an increase of $2,558,000 or 13.9% compared to $18,350,000 for the nine months ended September 30, 2006. For September 2007, Nielsen estimated that Outdoor Channel had 31.0 million viewers compared to 28.0 million for the same period a year ago. The increase in advertising revenue for the three and nine months ended September 30, 2007 principally reflects higher prices paid for advertising time partially offset by reduced revenue from sales of advertising inventory to third party programmers as a slightly higher percentage of our inventory was retained for in-house sales. We believe that the growth of advertising revenue will increase slightly in the three months ended December 31, 2007 compared to the three months ended September 30, 2007.
Nielsen revises its estimate of the number of subscribers to our channel each month, and for February 2008 Nielsen’s estimate is 30.3 million. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.
Subscriber fees for the three months ended September 30, 2007 were $4,739,000, an increase of $391,000 or 9.0% compared to $4,348,000 for the three months ended September 30, 2006. Subscriber fees for the nine months ended September 30, 2007 were $14,263,000, an increase of $1,191,000 or 9.1% compared to $13,072,000 for the nine months ended September 30, 2006. The increase in subscriber fees was primarily due to an increased number of paying subscribers both from new and existing affiliates as well as contractual subscriber fee rate increases with existing service providers carrying Outdoor Channel.
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
Cost of Services
Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. Total cost of services for the three months ended September 30, 2007 was $3,305,000, a decrease of $488,000 or 12.9%, compared to $3,793,000 for the three months ended September 30, 2006. Total cost of services for the nine months ended September 30, 2007 was $9,970,000, a decrease of $872,000 or 8.0%, compared to $10,842,000 for the nine months ended September 30, 2006. As a percentage of revenues, total cost of services was 26.1% and 33.5% in the three months ended September 30, 2007 and 2006, respectively. As a percentage of revenues, total cost of services was 28.3% and 34.5% in the nine months ended September 30, 2007 and 2006, respectively. The improved rate reflects the impact of price increases noted above and reduced programming expense as more fully discussed below.
Programming expenses for the three months ended September 30, 2007 were $1,521,000, a decrease of $574,000 or 27.4% compared to $2,095,000 for the three months ended September 30, 2006. Programming expenses for the nine months ended September 30, 2007 were $4,625,000, a decrease of $1,191,000 or 20.5% compared to $5,816,000 for the nine months ended September 30, 2006. The decrease is principally a result of reducing the number of in-house produced shows while increasing the repeat rate within the schedule of our other in-house shows.
Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule has historically been over 2 or 4 quarters that generally did not extend over more than 2 years. For 2007, the anticipated airing schedule is typically over 2 quarters but might be charged in more than one fiscal year. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming. We do not make any further expense or asset adjustments if in subsequent periods demand brings episodes to air that had previously been fully expensed, rather, we consider such events when we review our expected airings prospectively. As noted above, we have implemented a new programming strategy which may include more airings per show including a greater number of repeat episodes within the quarter. Programming expenses are expected to stabilize over the near term. As we enter 2008, our aggregate programming costs are expected to increase as we continue to improve the quality of our in-house produced shows. As our programming strategy evolves, we will reconsider the appropriate timing of the charge to expense of our programming costs.
Satellite transmission fees for the three months ended September 30, 2007 were $637,000, a decrease of $30,000, or 4.5%, compared to $667,000 for the three months ended September 30, 2006. Satellite transmission fees for the nine months ended September 30, 2007 were $1,869,000, a decrease of $50,000, or 2.6%, compared to $1,919,000 for the nine months ended September 30, 2006. We are in negotiations with our satellite provider to be moved to a replacement satellite in the near future and use less bandwidth for our signal at reduced rates than in the past. Final negotiations have not been completed. It is possible that our existing contract will be terminated early resulting in the write-off of deferred satellite rent obligations or if the terms so dictate, an amendment to the recognition of this obligation in our income statement. Since the final terms of the new agreement have not been negotiated, the final accounting treatment has yet to be determined. In any event, we expect to reduce satellite transmission fees in future periods.
Production and operations costs for the three months ended September 30, 2007 were $1,101,000, an increase of $115,000, or 11.7%, compared to $986,000 for the three months ended September 30, 2006. Production and operations costs for the nine months ended September 30, 2007 were $3,375,000, an increase of $322,000, or 10.5%, compared to $3,053,000 for the nine months ended September 30, 2006. The increase principally relates to a programming event that occurred in the first quarter of 2007 and costs related to our new broadcast facility.
Other direct costs for the three months ended September 30, 2007 were $46,000, an increase of $1,000, or 2.2%, compared to $45,000 for the three months ended September 30, 2006. Other direct costs for the nine months ended September 30, 2007 were $101,000, an increase of $47,000, or 87.0%, compared to $54,000 for the nine months ended September 30, 2006. The increase principally relates to a greater number of subscribers for which we have paid launch support to acquire in the last half of 2006 resulting in more expense recognized through amortization in the nine months ended September 30, 2007 compared to the same period in 2006. We anticipate other direct costs will increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.
Other Expenses
Other expenses consist of the cost of advertising, selling, general and administrative expenses, impairment of amortizable intangible assets, and depreciation and amortization.
Total other expenses for the three months ended September 30, 2007 were $8,768,000, a decrease of $7,336,000 or 45.6%, compared to $16,104,000 for the three months ended June 30, 2006. Total other expenses for the nine months ended September 30, 2007 were $27,606,000, a decrease of $2,831,000 or 9.3%, compared to $30,437,000 for the nine months ended September 30, 2006. As a percentage of revenues, total expenses were 69.3% and 142.5% in the three months ended September 30, 2007 and 2006, respectively. As a percentage of revenues, total other expenses were 78.5% and 96.9% in the nine months ended September 30, 2007 and 2006, respectively. The decrease is a result of incurring an impairment of amortizable intangible assets in 2006 of $9,540,000 for which we did not have a similar charge in the nine months ended September 30, 2007 and reduced spending on advertising in anticipation during the first half of the year to adopt a new logo and the elimination of our NASCAR sponsorship. The decrease in other expenses for the nine months ended September 30, 2007 was offset by several factors including $5,964,000 of expense related to performance units granted to our CEO in the fourth quarter of 2006, increased legal fees related to negotiation of our carriage agreements and the sale of the Membership Division, increased accounting fees incurred in the first quarter of 2007 related to an increased financial reporting effort than normal and increased professional fees related to consultants hired to help us execute our business plan as well as helping us assess our Membership Division segment.
Advertising expenses for the three months ended September 30, 2007 were $1,558,000, an increase of $21,000 or 1.4% compared to $1,537,000 for the three months ended September 30, 2006. Advertising expenses for the nine months ended September 30, 2007 were $4,088,000, a decrease of $1,211,000 or 22.9% compared to $5,299,000 for the nine months ended September 30, 2006. We reduced our spending on advertising in the first nine months of 2007 related to our print media campaigns and our race program sponsorship. We have terminated our sponsorship of a NASCAR team, believing the expenditure will be more effectively deployed otherwise. Further, due to our re-branding initiative, we delayed other tactics to fully benefit from our new logo and programming initiatives during the first six months of 2007 which was launched during the three months ended September 30, 2007. We believe that our advertising expenses will increase in the short-term as we continue to deploy tactics to increase and maintain our subscriber base and the number of viewers watching our programming.
Selling, general and administrative expenses for the three months ended September 30, 2007 were $6,524,000, an increase of $2,340,000 or 55.9% compared to $4,184,000 for the three months ended September 30, 2006. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $21,525,000, an increase of $8,154,000 or 61.0% compared to $13,371,000 for the nine months ended September 30, 2006. As a percentage of revenues, selling, general and administrative expenses were 51.6% and 37.0% in the three months ended September 30, 2007 and 2006, respectively. As a percentage of revenues, selling, general and administrative expenses were 61.2% and 42.5% in the nine months ended September 30, 2007 and 2006, respectively. We granted our CEO two tranches of performance units of 400,000 shares each which vest upon our stock price reaching stipulated levels. We have calculated their fair value using a lattice model. The first tranche has an estimated value of $4,515,000 and has an expected service period of 7 months. In the nine months ended September 30, 2007, we recognized $4,515,000 related to this grant. The second grant of 400,000 performance units was calculated to have a fair value of $4,474,000 and an expected service period of 13.3 months. In the nine months ended September 30, 2007, we recognized $3,855,000 of compensation expense related to this grant. The remainder of the increase in selling, general and administrative fees related primarily to consulting fees pertaining to execution of our strategic plan, accounting fees for the audit of our evaluation of the effectiveness of our internal control over financial reporting in 2007 related to the 2006 fiscal year and related to increased filing requirements in 2007, increased legal fees related to negotiation of carriage relationships and the sale of the Membership Division and to other operating costs.
We anticipate that selling, general and administrative costs, excluding share-based compensation charges, will continue to increase over the foreseeable future. We are adding to our professional and support staff across all departments to support our initiatives in subscriber growth and in other areas such as accounting and finance. We anticipate we will incur additional share-based compensation costs of $619,000 in the three months ending December 31, 2007 related to the performance units granted to our CEO. We utilize share-based compensation packages as incentives for our employees. During 2007, we have utilized restricted stock grants as opposed to stock options or performance units. Restricted stock awards are deductible for tax purposes at their fair market value on the day such awards vest. Further, by the end of fiscal 2007, we will have fully expensed the performance units awarded to our CEO. Although we may find it necessary to motivate prospective or current employees with additional cash and or equity awards, we expect our share-based compensation charges to decline.
Impairment of intangible assets for the three and nine months ended September 30, 2006 was $9,540,000. We did not incur such a charge in the three and nine months ended September 30, 2007. During the three months ended September 30, 2006, we engaged third party consultants to review our business practices and strategy. Among the areas reviewed was our approach to grow our subscriber base through our relationships with MSOs. Prior to this time our strategy was to focus on incremental growth opportunities without impacting our existing subscriber base. Our consultants completed a market survey and other steps they deemed appropriate. In September of 2006, the Board of Directors concluded that a complete revision of the terms of the relationships was necessary to meet the subscriber growth goals established by us. We reviewed our intangible assets for impairment. Among the components of the plan was subscriber rate relief in some form for both existing subscriber relationships and the incremental (if any) subscribers that might be added to our subscriber base as a result of the planned actions. Acknowledging the changed circumstances, we assessed fair value of our intangible assets and concluded that our MSO relationships asset had become fully impaired. Accordingly we have written off the carrying value of $9,540,000 during the three and nine months ended September 30, 2006.
We further concluded that the carrying values of our other intangible assets had not been impaired nor do we believe that the changed circumstances have affected the estimated lives of the amortizable intangible assets. We continue to believe that as of September 30, 2007 the carrying values have not been impaired nor have circumstances changed that affect their estimated lives. However, these estimates will continue to be reviewed during each reporting period to determine whether circumstances continue to support their estimated useful lives and fair value. Estimates are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the determination of the fair value. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill or the amortizable intangibles and a noncash charge would be required. Such a charge could have a significant effect on our reported net earnings.
Depreciation and amortization for the three months ended September 30, 2007 were $686,000, a decrease of $157,000 or 18.6% compared to $843,000 for the three months ended September 30, 2006. Depreciation and amortization for the nine months ended September 30, 2007 were $1,993,000, a decrease of $234,000 or 10.5% compared to $2,227,000 for the nine months ended September 30, 2006. Such decreases resulted from the impairment of our MSO Relationship intangible asset recognized in the third quarter of 2006.
Income (Loss) from Operations
Income (loss) from operations for the three months ended September 30, 2007 was $583,000, a change of $9,175,000 compared to a loss of $8,592,000 for the three months ended September 30, 2006. Income (loss) from operations for the nine months ended September 30, 2007 was a loss of $2,405,000, a change of $7,452,000 compared to a loss of $9,857,000 for the nine months ended September 30, 2006. As discussed above, the improvement in our income (loss) from operations was driven by increased prices we are realizing for our advertising inventory, growth in our subscriber base, lower advertising costs as we delayed initiatives to correspond with other tactics, lower programming cost as we re-define the number of episodes repeated during the quarter all offset by increased compensation related to our professional and support staff, professional fees and other charges. For the nine months comparative periods we incurred an impairment charge related to our MSO relationship intangible asset in 2006 which did not recur in 2007. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.
Interest Expense
Interest expense for the three months ended September 30, 2007 was $12,000, a decrease of $61,000 compared to $73,000 for the three months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 was $12,000, a decrease of $215,000 compared to $227,000 for the nine months ended September 30, 2006. Interest expense incurred in the nine months ended September 30, 2007 relates to the filing of our income tax returns in states in which we had nexus but previously had not filed our income tax returns. The interest expense incurred in the nine months ended September 30, 2006 relates to two term loans obtained in November 2005 with an original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35% which we repaid in October 2006.
Other Income
Other income for the three months ended September 30, 2007 was $894,000, an increase of $179,000 compared to $715,000 for the three months ended September 30, 2006. Other income for the nine months ended September 30, 2007 was $2,409,000, an increase of $428,000 compared to $1,981,000 for the nine months ended September 30, 2006. This improvement was primarily due to increased dividends and interest earned on our increased average balances of our investment in available-for-sale securities and cash and cash equivalent balances.
Income (Loss) from Continuing Operations Before Income Taxes
Income (loss) from continuing operations before income taxes as a percentage of revenues was 11.6% for the three months ended September 30, 2007 compared to (70.3)% for the three months ended September 30, 2006. Income (loss) from continuing operations before income taxes as a percentage of revenues was 0.0% for the nine months ended September 30, 2007 compared to (25.8)% for the nine months ended September 30, 2006.
Income Tax Provision (Benefit)
Income tax provision (benefit) for the three months ended September 30, 2007 was ($33,000), a change of $2,949,000 as compared to ($2,982,000) for the three months ended September 30, 2006. Income tax provision (benefit) for the nine months ended September 30, 2007 was $320,000, a change of $3,111,000 as compared to ($2,791,000) for the nine months ended September 30, 2006. The change was principally due to our recognizing a profit in the three months ended September 30, 2007 as compared to a loss for the three and nine months ended September 30, 2006. The income tax provision (benefit) reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes and the impact of share-based compensation expense recognized under SFAS 123(R). The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2007 was also impacted by a discrete tax expense of $290 associated with a capital loss resulting from the sale of the Membership Division during the quarter ended June 30, 2007. The portion of the current year compensation expense relating to qualified incentive stock options, or ISOs, is recognized for financial statement purposes but is generally not deductible for tax purposes and thus is treated as a permanent difference between the two. For the three and nine months ended September 30, 2007 we recognized a charge of $81 and $203, respectively, and for the three and nine months ended September 30, 2006 we recognized a charge of $190 and $533, respectively, related to ISOs under SFAS 123R compensation expense.
Income (Loss) from Continuing Operations
Income (loss) from continuing operations for the three months ended September 30, 2007 was $1,498,000, a change of $6,466,000 compared to a loss of $4,968,000 for the three months ended September 30, 2006. Income (loss) from continuing operations for the nine months ended September 30, 2007 was a loss of $328,000, a change of $4,984,000 compared to a loss of $5,312,000 for the nine months ended September 30, 2006. The decrease was due to the reasons stated above.
Income (Loss) from Discontinued Operations, Net of Tax
We did not have discontinued operations during the three months ended September 30, 2007 as the Membership Division was sold on April 24, 2007 compared to a loss of $331,000 for the three months ended September 30, 2006. Income from discontinued operations, net of tax for the nine months ended September 30, 2007 was $29,000, a change of $31,000 compared to a loss of $2,000 for the nine months ended September 30, 2006. In the three and nine months ended September 30, 2006 we recognized tax benefits that resulted in recognition of net income from discontinued operations while we recorded a loss from discontinued operations before income tax benefit.
Net Income (Loss)
Net income (loss) for the three months ended September 30, 2007 was $1,498,000, an increase of $6,797,000 compared to a loss of $5,299,000 for the three months ended September 30, 2006. Net income (loss) for the nine months ended September 30, 2007 was a loss of $299,000, an increase of $5,015,000 compared to a loss of $5,314,000 for the nine months ended September 30, 2006.
Liquidity and Capital Resources
We generated $10,590,000 of cash from our operating activities in the nine months ended September 30, 2007, compared to $3,327,000 in the nine months ended September 30, 2006. We used $582,000 of cash in discontinued operations in the nine months ended September 30, 2007 compared to using $975,000 for the nine months ended September 30, 2006. We had a cash and cash equivalent balance of $23,928,000 at September 30, 2007, an increase of $9,702,000 from the balance of $14,226,000 at December 31, 2006. We also had short-term investments classified as available-for-sale securities of $45,252,000 at September 30, 2007, an increase of $3,108,000 from the balance of $42,144,000 at December 31, 2006. The investments at September 30, 2007 were comprised principally of auction rate securities ($44,440,000) with interest rates that generally reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. Various equity securities ($812,000) make up the remainder of the September 30, 2007 balance. We believe we have the ability to quickly liquidate the auction rate securities at their original cost although there is no guaranty we would be able to do so. Net working capital increased to $78,265,000 at September 30, 2007, compared to $65,832,000 at December 31, 2006 excluding the current assets and current liabilities of discontinued operations.
The increase in cash flow from operating activities in the nine months ended September 30, 2007 compared to the same period in 2006 was due to a number of factors including the receipt of federal and state income tax refunds resulting from our utilization of our net operating loss for both the 2005 income tax returns and, as appropriate, carryback opportunities, greater increases in noncash costs and operating expenses as compared to the increase in costs and operating expenses as a whole, and our ability to recognize tax benefits from exercise of stock options in excess of recognized expense in 2006 but due to our 2007 outlook, we can not recognize a corresponding amount in 2007.
Net cash used in investing activities was $540,000 in the nine months ended September 30, 2007 compared to cash used by investing activities of $2,202,000 for the nine months ended September 30, 2006. We used $69,000 of cash in discontinued operations investing activities in the nine months ended September 30, 2007 compared to using $75,000 in the nine months ended September 30, 2006. The increase in cash used in investing activities related principally to the net difference of sales and purchases of short-term auction rate securities partially offset by a decrease in capital expenditures on “construction in progress” and equipment related to the build-out of our broadcast facility in 2006. Additional capital expenditures were for fixed asset replacements. The sale of our Membership Division provided $3,589,000 of cash from investing activities.
Cash provided by financing activities was $303,000 in the nine months ended September 30, 2007 compared to $1,081,000 for the nine months ended September 30, 2006. The discontinued operations did not contribute or use cash in financing activities in the nine months ended September 30, 2007 compared to using $9,000 in the nine months ended September 30, 2006. The cash provided by financing activities in the nine months ended September 30, 2007 was principally the proceeds from the exercise of stock options offset by the purchase of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. During the nine months ended September 30, 2006, cash provided by financing activities was principally the proceeds from the exercise of stock options offset by principal payments on outstanding debt.
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. Interest is payable beginning November 5, 2007, and on the same date of each consecutive month thereafter. The Revolver provides that the interest rate shall be LIBOR plus 1.25%. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash stock based employee compensation expense. As of September 30, 2007 and as of the date of this report, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.
As of September 30, 2007, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least December 31, 2008. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At September 30, 2007 and December 31, 2006, our investment portfolio included fixed-income securities of $45,252,000 and $42,144,000, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income.
We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.
As of September 30, 2007 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based on this evaluation, we have concluded that as a result of a material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2007.
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
Management completed a current assessment of the effectiveness of our internal control over financial reporting and has concluded that as of September 30, 2007 three material weaknesses existed. These material weaknesses related to inadequate segregation of duties at the entity level surrounding the financial reporting controls; inadequate controls surrounding accounting for equity based awards to employees and non-employees and inadequate staffing and lack of financial expertise within the finance and accounting department. These deficiencies have not been remediated as of September 30, 2007, the date of this report. We do not believe that these material weaknesses will be fully remediated by December 31, 2007.
Notwithstanding the existence of these material weaknesses, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. Until these deficiencies are remediated, management has concluded that there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that these control deficiencies continue to constitute material weaknesses. Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2007 based on the criteria in Internal Control—Integrated Framework.
Remediation plan for material weaknesses in internal control over financial reporting. The lack of staff resources, segregation of duties, controls surrounding equity based awards and financial expertise arose as a result of several issues including time constraints imposed on the accounting staff as a result of our heavier than normal financial reporting requirements during the fourth quarter of 2006 carrying into the third quarter of 2007, employee turnover and our inability to timely fill accounting and financial-related positions. Our management, with the oversight of our Audit Committee, has devoted considerable effort in remediating the material weaknesses identified above. However, as of September 30, 2007, we had not remediated the material weaknesses in our internal control over financial reporting.
We have recently filled certain open key positions within the accounting department and have successfully conducted a search for a candidate to take the position of Chief Accounting Officer in October 2007. In addition, we have implemented accounting software that will enhance our capabilities across many accounting disciplines, particularly as it relates to share-based compensation and we will more fully develop the technical expertise of our existing staff. We have hired additional CPAs to bolster our U.S. GAAP expertise.
Many of the remedial actions we have taken are very recent, and other remedial actions are currently being implemented including the training of recently hired accounting staff. Because our remediation efforts include the training of additional personnel many of the controls in our current system of internal controls will still rely extensively on manual review and approval, and management will not be able to conclude that the material weaknesses have been eliminated until such additional personnel have been fully engaged and the controls have been successfully operated and tested. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate.
Changes in internal control over financial reporting. Other than as noted above, during the quarter ended September 30, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to the date referred to above.

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
The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs and satellite service providers, having such relationship or agreement with an MSO does not ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite service provider will carry our channel. Under our current contracts and arrangements, TOC typically offers satellite systems and cable MSOs, along with their cable affiliates, the right to broadcast Outdoor Channel to their subscribers, but such contracts or arrangements have not typically required that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our prior carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, we have no assurance that Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, under the terms of our prior agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with some of the service providers that are currently distributing our channel. Our distribution agreements with five of the major service providers, accounting for approximately 60% of our subscriber base as of October 2007, have expired as of that date, although we have renewed some of such agreements for a short period or continued such agreements on a month-to-month basis. If we are unable to renew these distribution agreements for a committed number of subscribers or for multi-year terms, we could lose, or be subject to a loss of, a substantial number of subscribers. If cable and satellite service providers discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.
We may not be able to grow our subscriber base at a sufficient rate to offset planned increased costs, decreased revenue or at all, and as a result our revenues and profitability may not increase and could decrease.
A major component of our financial growth strategy is based on increasing the number of subscribers to our channels. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for our channels; overall growth in cable and satellite subscribers; the popularity of our programming; our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, and maintain existing distribution; plus other factors that are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of our channels on cable and satellite systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain our current subscriber fee rates. In particular, negotiations for new carriage agreements, or amendments to, or renewals of, current carriage agreements, are lengthy and complex, and we are not able to predict with any accuracy when such increases in our subscriber base may occur, if at all, or if we can maintain our current subscriber fee rates. If we are unable to grow our subscriber base or we reduce our subscriber fee rates, our subscriber and advertising revenues may not increase and could decrease. In addition, as we plan and prepare for such projected growth in our subscriber base, we plan to increase our expenses accordingly. If we are not able to increase our revenue to offset these increased expenses, and if our subscriber fee revenue decreases, our profitability could decrease.
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
We do not control the channels with which our channel is packaged by cable or satellite service providers. The placement by a cable or satellite service provider of our channel in unpopular program packages could reduce or impair the growth of the number of our viewers and subscriber fees paid by service providers to us. In addition, we do not set the prices charged by cable and satellite service providers to their subscribers when our channel is packaged with other television channels or offered by itself. The prices for the channel packages in which our channel is bundled, or the price for our channel by itself, may be set too high to appeal to individuals who might otherwise be interested in our network. Further, if our channel is bundled by service providers with networks that do not appeal to our viewers or is moved to packages with fewer subscribers, we may lose viewers. These factors may reduce the number of subscribers and/or viewers of our channel, which in turn would reduce our subscriber fees and advertising revenue.
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
Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Other than our CEO, Roger L. Werner, Jr., none of our employees are under contract and all of our employees are “at-will.” Any of our officers or key employees could leave at any time, and we do not have “key person” life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our Chairman of the Board, Roger L. Werner, Jr., our CEO and President, Thomas E. Hornish, our COO and General Counsel, or Shad L. Burke, our Chief Accounting Officer and interim Chief Financial Officer could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other share-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.
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
Our current officers, directors and greater than 5% stockholders together currently control a very high percentage of our outstanding common stock. As a result, these stockholders, acting together, may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve.
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
The cable and satellite television industry is subject to substantial governmental regulation for which compliance may increase our costs, hinder our growth and possibly expose us to penalties for failure to comply.
The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Similarly, the satellite television industry is subject to federal regulation. Operating in a regulated industry increases our cost of doing business as a video programmer, and such regulation may in some cases also hinder our ability to increase our distribution. The regulation of programming services, cable television systems and satellite licensees is subject to the political process and has been in constant flux over the past decade. Further, material changes in the law and regulatory requirements are difficult to anticipate and our business may be harmed by future legislation, new regulation, deregulation or court decisions interpreting laws and regulations.
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

ITEM 6. Exhibits.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.29	Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated as of September 21, 2007

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1 *	Section 1350 Certification by Chief Executive Officer

32.2 *	Section 1350 Certification by Chief Financial Officer

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Shad L. Burke
Shad L. Burke
Authorized Officer, Interim Chief Financial Officer, Chief Accounting Officer and Principal Accounting Officer Date: February 1, 2008