Form 10-K
period 2007-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2008-03-17
CIK 760326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 000-17287

OUTDOOR CHANNEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0074499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43445 Business Park Dr., Suite 103, Temecula, California 92590
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:
(951) 699-6991
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $293.4 million computed by reference to the closing price on such date.

On March 11, 2008, the number of shares of common stock outstanding of the registrant’s common stock was 27,137,877.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

OUTDOOR CHANNEL HOLDINGS, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

As used in this annual report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. and its subsidiaries as a combined entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of its subsidiaries.

Forward-Looking Statements

The information contained in this report may include forward-looking statements. Our actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel and others; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of Outdoor Channel; and (4) other matters. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Company Overview

Outdoor Channel Holdings, Inc. was originally incorporated in Alaska in 1984. On September 8, 2004, we acquired all of the outstanding shares of The Outdoor Channel, Inc. that we did not previously own. Effective September 15, 2004 we reincorporated from Alaska into Delaware. We own and operate Outdoor Channel®, a national television network devoted to traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. Our target audience is comprised of sportsmen and outdoor enthusiasts throughout the U.S. According to a survey by the U.S. Fish and Wildlife Service, in 2006 there were over 88 million outdoor enthusiasts throughout the U.S. who spent in excess of $122 billion in pursuit of their outdoor activities. As of December 31, 2007, we had relationships or agreements with the 10 largest cable and satellite companies in the U.S. Through these arrangements and others, Outdoor Channel is carried by approximately 6,200 individual cable and satellite service providers making Outdoor Channel available to, meaning that it could potentially be subscribed to by, 82 million U.S. households. According to estimates by Nielsen, Outdoor Channel was subscribed to by approximately 30.6 million households in December 2007.

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

Please note that the estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference than we would expect, and we anticipate this difference to decrease as we grow our total number of subscribers.

Outdoor Channel was established in 1993 and began broadcasting 24 hours a day in May 1994. Since inception, we have been committed to providing excellent programming and customer service to our distribution partners. We believe Outdoor Channel provides viewers with a unique destination for authentic, informative and entertaining outdoor programming. As a result, we believe that our viewers tend to be more loyal and spend more time watching Outdoor Channel than other networks that offer outdoor programming. We also believe that Outdoor Channel has become a desirable network for advertisers of products and services used by outdoor enthusiasts.

2007 Developments

Overall, 2007 was a year of significant change, and we believe the changes have strengthened our leadership position in the Outdoor TV market. During 2007 we made significant changes and improvements in the following four broad categories:

•	Programming Improvements;

•	New Marketing Strategies;

•	Team Upgrades; and

•	Refocus on Core Competencies.

Programming Improvements

During 2007, we focused on improving the quality of our programming, both technically as well as editorially. These improvements involved elimination of a number of lower quality program series as well as the establishment of new, more stringent production quality standards for our remaining producers. To communicate this commitment to higher standards, we adopted a new logo for Outdoor Channel as shown below.

OLD	NEW

In connection with the roll-out of this new logo, we also revamped all network graphic elements to give our channel a cleaner, more contemporary feeling. We also revised our scheduling to group programs together in thematically consistent blocks, thereby giving viewers more predictable access to the programs they prefer. These changes have been well received by our audience as indicated by a 33% increase in our household deliveries during Monday — Sunday, 7 PM — 12 AM and an 88% increase in household deliveries on Saturday and Sunday, between 6 AM — 7 PM for the fourth quarter of 2007 as compared to the fourth quarter 2006.

In 2007 we also launched a broadband video network allowing viewers to watch our outdoor programming anywhere, anytime, on the web. In connection with this launch, we also revised and enhanced our www.outdoorchannel.com web site. We believe this broadband network and enhanced web site will allow us to leverage our leadership position in the outdoor television industry and allow us to capture additional advertising revenue.

New Marketing Strategies

During 2007 we reviewed our basic offering to advertisers and affiliates and identified the need for repricing our product for each customer group. In 2007, the rates paid by advertisers for 30 second commercials increased substantially, and we believe we will be able to increase such rates further in the near term as well as the rates paid by third party producers for 30-minute program slots. Finally, we have reduced our prices somewhat to the affiliate community in response to competitive pressures and have begun to sign renewals with key customers like the National Cable Television Cooperative, the NCTC, effective as of October 1, 2007.

Team Upgrades

We have been focused on hiring and retaining individuals and firms that are knowledgeable and experienced in the cable television industry. Regarding our sales efforts to cable and satellite service providers, we hired an individual with nearly 25 years of experience to lead the overall effort and supplemented his capabilities with four other highly experienced individuals located in various regional offices. In our advertising sales department, we opened a Chicago office during 2007 and added a Senior Vice President with over 20 years of experience to our New York sales office. In addition, we have significantly enhanced our accounting/finance department by hiring a Chief Accounting Officer along with two additional Certified Public Accountants. We have also added an experienced Executive Producer to our team. Finally, we added three new members to our board of directors with highly relevant media experience and knowledge of the cable television industry. We believe these upgrades to our team give us enhanced capability to respond to current market challenges and opportunities.

Refocus on Core Competencies

In April 2007 we sold our Membership Division, a gold prospecting membership business, to one of our founders. This has allowed us to focus exclusively on our main business of providing quality outdoor programming to cable and satellite subscribers.

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

Cable Systems.  Pay television cable systems consist of two groups: independent cable providers and multi-system cable operators, or MSOs. Independent cable providers are smaller, individual systems that deliver the television signal to households in only one or a limited number of regions. Generally, independent cable service providers operate in distinct markets that range from large metropolitan centers to small rural areas and do not compete directly with each other in their respective markets. In comparison, MSOs are companies that are affiliated with, or control, a number of regional or individual cable systems. Examples of MSOs include Time Warner Cable and Comcast Cable Communications. In many instances, channels need to establish a relationship with an MSO in order to pursue carriage on its affiliated regional cable systems. As of December 2007, cable providers delivered pay television to approximately 69.1 million U.S. households, according to Nielsen estimates.

Satellite Systems.  Pay television satellite systems deliver television signals to households via orbiting satellites using digital technology. Unlike cable, where the service providers generally do not compete against each other, satellite service providers compete against each other directly because reception from any one satellite service provider is generally available to substantially all viewers wishing to subscribe to it. Examples of satellite service providers include DIRECTV® and DISH Networktm. As of December 2007, there were approximately 31.5 million homes receiving pay television using some means other than cable, according to Nielsen. We believe that most of these households subscribe to a satellite service.

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

Trends in Pay Television

Transition from Analog to Digital in Cable Systems.   Cable distribution has been undergoing dramatic changes in the technologies that are used to deliver programming and services including digital transmission technology. Digital transmission enables improved picture and sound quality, faster signal transmission and additional channel capacity. Cable system operators can now offer additional services such as pay-per-view, video-on-demand and connectivity for Internet and telephone service. The FCC had previously adopted rules requiring that all television signals be transmitted in the digital format beginning in February 2009. In 2007, however, in an effort to ensure viewers will continue to receive television signals even after this digital transition, the FCC adopted rules requiring the service providers to carry both the analog and digital signals of certain channels for three years after February 2009. Although the digital transition will eventually give the service providers the capability to offer additional, improved services or channels to their subscribers, the requirement to carry both the analog and digital signals of certain channels may delay these benefits because of the increased bandwidth requirements for the certain channels that are required to be carried in both formats. Until this digital transition is fully complete, service providers may find it necessary to recapture their bandwidth by moving some channels that are currently carried in analog format to a lesser penetrated digital package or tier.

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

Authentic, Informative and Entertaining Outdoor Programming

We believe that Outdoor Channel is a preferred destination for television viewers seeking high-quality, traditional outdoor programming. We are differentiated from other television networks categorized as sports networks that offer outdoor programming through our focus on traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. Our programming does not include team sports or “extreme sports” that other networks offer, which we believe dilutes the interest of our target audience. We believe this strategy has enabled us to build a loyal audience that tends to watch Outdoor Channel instead of other channels that offer a wide variety of outdoor programming.

Attractive Viewer Demographics

We believe that Outdoor Channel delivers a television audience that may not be as accessible through other networks and is particularly desirable for advertisers seeking to target a large and concentrated audience of outdoor enthusiasts. We believe the Outdoor Channel audience consists primarily of males between the ages of 25 and 54, representing a demographic for which many advertisers allocate a portion of their budgets. According to studies by Mediamark Research Inc., in 2007, approximately 80% of the viewers of Outdoor Channel were male. Nielsen indicates that in November 2007 the majority of our viewers in primetime did not watch competing specialized sports channels, such as The Golf Channel, Versus or Speed Channel.

Large Outdoor-Focused Market

We believe our programming appeals to traditional outdoor sports enthusiasts, including those who hunt and fish. According to the U.S. Fish and Wildlife Service’s latest survey conducted in 2006, there were estimated to be over 88 million people who participated in outdoor recreation. These people collectively spent in excess of $122 billion pursuing outdoor activities including hunting, fishing and wildlife watching. We believe that our programming has strong appeal for viewers that may have participated in traditional outdoor sports in the past or desire to do so in the future. As we continue to increase our subscriber base, we believe that national accounts will advertise on Outdoor Channel to reach our focused audience of outdoor enthusiasts.

Extensive Service Provider Relationships

We have relationships or affiliate agreements with the majority of pay television service providers, including the 10 largest in the U.S. According to Nielsen, Outdoor Channel had approximately 30.6 million subscribers in December 2007. Based on our estimates, Outdoor Channel is currently available to, and could potentially be subscribed to by, 82 million households. As our distribution agreements expire, we attempt to negotiate and renew such agreements. Although our agreements with some of the major distributors have expired, all of such distributors have continued to-date to carry our channel while we negotiate renewals.

Highly Leverageable Business Model

We anticipate that we will be able to transmit our programming to additional subscribers with little or no incremental delivery costs. We also believe that our programming, focused on traditional outdoor activities and recorded in natural settings, tends to be less expensive to produce than programming that requires elaborate sets, soundstages, highly compensated actors and a large production staff. Furthermore, the timeless nature of our outdoor programming allows us to rebroadcast and use our programming for additional purposes. Finally, as we continue to emerge as a leader in outdoor television programming, we believe the rates that advertisers are willing to pay will continue to increase, with little to no increase in associated costs.

Experienced and Committed Management Team

The members of our senior management team and our board of directors have significant experience in the cable television sector. We believe that this collective knowledge provides us with a better understanding of how best to continue improving Outdoor Channel and become a leading network. In addition, many of our senior management members participate in traditional outdoor activities, giving us a thorough knowledge of the market for the types of outdoor activities shown on our network.

Our Business Growth Strategies

The principal components of our strategy to grow our business are as follows.

Seek to Grow Our Subscriber Base

As a result of our focused content and affinity group marketing initiatives, we have been successful in increasing our subscriber base to approximately 30.6 million households in December 2007, as estimated by Nielsen, from our estimate of approximately 5.3 million households in 1999. We intend to seek new opportunities to continue to grow our subscriber base through the following initiatives:

•	Expand distribution relationships. We intend to expand our marketing and sales efforts to grow our subscriber base. Through our existing relationships with carriers, we intend to offer service providers incentives to migrate our channel from premium packages to more affordable basic or expanded basic service packages with a greater number of subscribers. In addition, we plan to continue to pursue agreements with additional service providers. The incentives we intend to offer to service providers may include, but are not limited to, the following:

•	overall per subscriber rate reduction;

•	enhanced penetration discounts;

•	commitments to purchase cross channel promotion spots from the systems’ advertising inventory;

•	upfront payments to service providers, in the form of cash or our securities;

•	local marketing support, such as promotional materials and sharing of costs for local advertising; and

•	training support for customer service representatives.

•	Adopt HD technology. We believe that HD television complements our outdoor-themed content. The audio and visual characteristics of HD substantially enhance the experience and sense of adventure provided by our programming. As a validation of the high quality, visually compelling nature of our HD programming, through an arrangement with Premier Retail Networks, Inc., we provide branded HD content being used to promote the sales of HD television sets in well known retail stores, such as Wal-Mart, Circuit City and Best Buy. We are ready to assist service providers as they migrate their offerings to HD TV by providing quality HD TV programming.

•	Enhance Affiliate Sales Efforts. During 2007, we augmented our affiliate sales team with personnel highly experienced and trained in the industry. Such personnel are located throughout the United States in order to better cultivate and service the service providers.

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

Increase Advertising Sales Efforts

We plan to attract additional national advertisers to Outdoor Channel and we believe it will become easier to do so if we are successful in our efforts to grow our subscriber base. Over the past several years, we have increased our efforts to demonstrate the benefits of advertising on Outdoor Channel to companies that advertise nationally. A significant portion of the increase in our advertising revenue over the last two years is attributable to increases in national advertising on Outdoor Channel. Currently, national advertisers such as Ace Hardware, Chevy, Firestone, Fram, Geico Insurance, Honda, John Deere, Optima, Sears, Valvoline and Verizon regularly advertise on Outdoor Channel. We believe our viewer demographics are attractive to these and many other national advertisers. In an effort to increase our advertising revenue, we have established advertising sales offices in New York and Chicago and plan to increase our visibility to national advertisers.

We also offer national advertisers the opportunity to sponsor several hours of themed programming as a means to increase brand awareness and visibility to a targeted audience. These opportunities, which we refer to as block-programming sponsorships, enable advertisers to embed advertising messages and products in the programming itself in addition to purchasing traditional commercial spots. Since January 2007, Outdoor Channel continues to offer nightly programming blocks oriented around the following themes. Currently, the program blocks include: Mondays — Off-Road Motorsports; Tuesdays — Big Game Hunting; Wednesdays — Western Lifestyle/Shooting; Fridays — Fishing; and Sundays — Big Game Hunting.

In addition, we believe we can capitalize on our position as the leader in traditional outdoor sports programming with regards to the endemic advertisers. For those manufacturers of products and providers of services targeted to hunters and fishermen, we believe we offer the best value and return for their advertising dollars.

Upgrade Quality of Programming and On-Air Look

We have improved the quality of our programming, both technically as well as content, and our on-air look. All shows must meet a high minimum level of technical quality, and we have eliminated, and will continue to eliminate, those programs not meeting this standard. We are also aggressively seeking ideas for new programming content, while at the same time realizing that we must remain true to our core audience. We have re-branded the channel with a new, more modern logo and have revamped the overall on-air look and feel of our channel.

Create and Acquire More of Our Own Programs

Historically, we have contracted with third-party producers to provide a majority of our programming. These third-party producers retain ownership of the programming that we air and typically purchase from us a block of the advertising time available during the airing of their programming which they then resell to advertisers or use themselves. During 2007, we produced approximately 25% of the programming (excluding infomercials) we aired. In the future, we intend to produce more in-house programming and acquire ownership of programs produced by third parties by entering into exclusive, multi-year agreements. We believe this will allow us to retain and sell more advertising time for our own account at higher rates.

Establish Broadband Presence

We plan to establish ourselves as the leading authority in outdoor activities and have launched our redesigned web site. Our web site includes broadband delivery of much of our video programming and provides the user with training and education regarding outdoor sports and recreation as well as the equipment and gear used in such activities. We believe that our web site will allow us to offer enhanced opportunities for our advertisers, and that by providing our content via broadband we can also establish an increased demand for our channel in those markets not currently receiving Outdoor Channel in a widely distributed programming package or tier.

Sources of Revenue

No single customer of ours accounts for greater than 10% of our total revenue. Our revenues from Outdoor Channel are derived primarily from two sources, advertising fees and subscriber fees, as discussed below.

Advertising Fees

We have two forms of advertising fees, short-form and long-form.

Short-form Advertising.  We sell short-form advertisements on Outdoor Channel for commercial products and services, usually in 30 second increments. The total inventory for our short-form advertising consists of seven minutes per half hour. Of this available advertising time, one minute is reserved for the local service providers who may preempt the advertisement we insert into the program with a local advertisement. Of the remaining six minutes, we either sell to advertisers for our own account or to third-party producers who then resell this time to advertisers for their own account or use it themselves.

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

For the advertising time that we retain for our own account, we endeavor to sell this time to national advertisers and their advertising agencies or endemic advertisers with products or services focused on traditional outdoor activities. The price we are able to charge for this advertising time is dependent on market conditions, perceived desirability of our viewers and, as estimated by Nielsen, the number of households subscribing to Outdoor Channel and actually viewing programs (ratings). If we are unable to sell all of this advertising time to national firms and agencies or endemic advertisers, we sell the remaining time to direct response advertisers. The majority of our revenue from short-form advertising is a result of arrangements with advertising agencies, for which we pay a commission. However, we have some relationships with marketers who buy directly from us.

For the advertising time that we sell to third-party producers, we receive revenue directly from the producers for the advertising time during their programs. This revenue is often at a lower rate than we may have received if we were to retain such time and sell it ourselves. The producers then resell this advertising time to others or use this time to advertise their own products or services.

Our advertising revenue tends to reflect seasonal patterns of advertising expenditures, which is common in the broadcast industry. Typically, our advertising revenue from short-form advertising during the second quarter is greater than the first quarter, and the fourth quarter is greater than the third quarter of each year.

Long-form Advertising.  Long form advertisements are infomercials that we typically run for 30 minutes, many of which are during the overnight hours, with some during the weekday morning hours as well. In the future, we may reduce the programming time used for infomercials by replacing it with traditional outdoor programming.

Subscriber Fees

Cable and satellite service providers typically pay monthly subscriber fees to us for the right to broadcast our channel. Our service provider contracts typically range from 5 to 10 years and contain an annual increase in the monthly subscriber fees we charge. Our contracts also contain volume discounts for increased distribution by any one service provider. In order to stimulate distribution growth, we are offering a tiered rate card that provides lower subscriber fees for broader carriage on individual systems. This new rate card may cause our average monthly subscriber fee rates to decrease depending on the levels of carriage by the individual cable systems in the future. At present our subscriber fees average less than $0.10 per subscriber per month.

Programming

We offer our programming in thematic blocks which, subject to change as circumstance dictate, will be nightly programming blocks oriented around the following themes: Mondays — Off-Road Motorsports; Tuesdays — Big Game Hunting; Wednesdays — Western Lifestyle/Shooting; Fridays — Fishing; and Sundays — Big Game Hunting.

We either acquire or produce a program in-house or we license a program from a third party. We have been producing in-house programs since our founding in 1993. On average in 2007 we produced 25 regularly scheduled programs. Third-party programming license agreements typically provide that the producers retain ownership of the programming and that Outdoor Channel is entitled to air each episode several times per week for periods ranging from three months to three years. Substantially all of our programming contracts with third parties allow us exclusive U.S. rights and non-exclusive foreign rights during the term of the licensing agreement. In 2007, we produced approximately 25%, by number of titles, of our programs in-house and licensed the remaining 75% of our programs from third-party producers.

Sales and Marketing

Our sales and marketing efforts are focused on: (a) adding subscribers both through improved positioning with those service providers already carrying Outdoor Channel and through new agreements with service provider systems not currently carrying Outdoor Channel, (b) increasing demand from the viewing audience, or consumers, for both accessibility to Outdoor Channel and for viewership of our programming and (c) cultivating existing and pursuing new advertising clients.

Service Providers

Generally, our sales and marketing efforts, to increase distribution, focuses on developing strong relationships with existing and potential cable and satellite service providers through multiple points of contact including traditional sales visits, a dedicated customer service staff, an active local event team and the use of a dedicated web site. In addition to building strong relationships with our service providers, we are involved with a wide variety of traditional marketing efforts including advertising in trade publications, participating in industry trade shows, and supporting industry related associations. We anticipate that the widespread adoption of the digital and high definition products offered by our service providers will provide us with additional opportunities to grow and develop Outdoor Channel. In order to strengthen the sales efforts of these service providers, we offer a wide variety of market specific support including the opportunity to partner with local outdoor clubs, local promotions, direct mail campaigns and integration into existing consumer marketing initiatives.

Consumers

We market Outdoor Channel to potential viewers to increase brand awareness and viewership and to drive consumer requests for carriage, or for more accessible packaging, by the service providers. These consumer-directed marketing efforts are coordinated with and may be funded in part by the service providers. These efforts often include traditional marketing campaigns consisting of print, television and radio advertising. We also use our website to market and promote Outdoor Channel through schedule information, show synopses, games and contests.

We have relationships with a number of outdoor clubs and organizations which provide opportunities for us to utilize their communication channels to reach their membership with targeted marketing messages. These relationships also allow Outdoor Channel to be associated with organizations that have credibility and relevance to outdoor enthusiasts. Examples of the clubs and organizations with which we have developed these relationships include the National Rifle Association, the National Wild Turkey Federation and Trout Unlimited.

We also have relationships and sponsorships with the following special interest groups: Congressional Sportsmen’s Foundation, National Shooting Sports Foundation, Paralyzed Veterans of America, Buckmasters, Safari Club International and Pheasants Forever.

In addition, we purchase advertisements in magazines that specialize in content similar to Outdoor Channel. We currently advertise in approximately 25 consumer publications, including American Rifleman, Buckmasters Whitetail, In Fisherman, Game & Fish, Guns & Ammo, and Shallow Water Angler.

Advertisers

Sales and distribution of Outdoor Channel’s advertising time are conducted by Outdoor Channel’s in-house sales personnel. In 2002, we began to subscribe to Nielsen’s services, and the availability of this information has become a critical tool in attracting advertisers. Our sales team sells directly to national advertising accounts, and continuously monitors available spots in an effort to maximize advertising revenue. To increase our visibility in the advertising community, we advertise in trade publications and on trade web sites directed toward advertising executives.

Segment Information

In April 2007, after considering reports of consultants and on-going analysis of management, our Board of Directors decided that the operations of the Membership Division, comprised of GPAA, LLC and LDMA-AU, Inc., were no longer strategic to the our core business and therefore sold the Membership Division. Due to the discontinued operations of the Membership Division, we now operate in a single segment. Information related to this transaction is included in Note 13 to the consolidated financial statements included in this Form 10-K.

Competition

We compete with other television channels for distribution, audience viewership and advertising sales.

Outdoor Channel competes with other television channels to be included in the offerings of each system provider and for placement in the packaged offerings having the most subscribers. In addition, each television channel focusing on a particular form of content competes directly with other channels offering similar programming. In the case of Outdoor Channel, we compete for distribution and viewers with other television networks aimed at our own target audience which we believe consists primarily of males between the ages of 25 and 54. We believe such competitors include Versus (formerly OLN), Spike TV, ESPN and others. It is possible that these or other competitors, many of which have substantially greater financial and operational resources than us, could revise their programming to offer more traditional outdoor activities such as hunting, fishing, shooting and other topics which are of interest to our viewers.

Certain technological advances, including the increased deployment of fiber optic cable, are expected to allow cable systems to greatly expand their present channel capacity. Such added capacity leaves room for additional programming of all types which could dilute our market share by enabling the emergence of channels with programming similar to that offered by Outdoor Channel and lead to increased competition for viewers from existing or new channels.

We also compete with television networks that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In addition, large cable companies have the financial and technological resources to create and distribute their own channels. For instance, Versus (“VS”) is owned and operated by Comcast, the largest MSO in the U.S. We believe that while VS currently offers some blocks of similar programs, there is a substantial difference between the two networks. Outdoor Channel emphasizes traditional outdoor activities, such as fishing and hunting, while VS currently features a significant amount of programming concerning competitive, or extreme sports. As Outdoor Channel becomes more established, however, it is possible that other channels may attempt to offer programming similar to ours. For example, The Sportsman’s Channel has already begun offering programming similar to ours, and other nascent channels continue to indicate that their programming will eventually be similar to ours in content.

We compete for advertising revenue with other pay television networks, broadcast networks, and local over-the-air television stations. In addition, we compete for advertisers with other forms of advertising such as satellite and broadcast radio and the print media. We believe that many of these advertising avenues may not permit an advertiser to target the specific demographic audience who watches Outdoor Channel.

Employees

As of February 1, 2008, we had a total of 118 employees of which 117 were full time. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

In response to the 1992 Cable Act, the FCC adopted regulations prohibiting programmers in which cable operators have an “attributable interest” from discriminating between cable operators and their competitors, or among cable operators, and for increased competition in video programming distribution (both within the cable industry and between cable and competing video distributors). The 1992 Cable Act also directed the FCC to adopt regulations limiting the percentage of nationwide subscribers any one cable system operator may serve and the carriage by cable systems and other video distributors of affiliated programming services. Although the FCC adopted such regulations, they were invalidated by a United States Court of Appeals in 2001. The FCC conducted a further proceeding to consider questions of cable ownership and, in December 2007, the FCC adopted a rule that prohibits cable operators from owning or having an attributable interest in cable systems which serve more than thirty percent of multichannel video programming subscribers nationwide. The FCC also is considering rules governing the number of channels which cable operators may devote to affiliated programming networks.

In addition, the 1992 Cable Act requires the FCC to establish regulations for the rates that cable operators subject to rate regulation may charge for basic cable service and certain other services. Rates are not regulated for cable systems which are subject to effective competition, as defined in the FCC’s regulations. The 1992 Cable Act also directed the FCC to establish guidelines for determining when cable programming may not be provided exclusively to cable operators. The FCC’s implementing regulations preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Those rules had been scheduled to expire on October 5, 2007. However, in September 2007, the FCC extended the prohibition against exclusive contracts between cable operators and affiliated programmers until October 5, 2012. The FCC’s decision to extend the prohibition against such exclusive contracts has been appealed to a federal court of appeals.

In 1996, Congress enacted a comprehensive rewrite of telecommunications law, modifying many of the provisions of the 1992 Cable Act. Among other things, the legislation allows the cable and telephone industries to compete in each other’s markets and phased out federal cable rate regulation of non-basic services, such as the rates charged by cable operators to subscribers for the tiers in which our programming typically is carried. It also required the FCC to establish rules ensuring that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over a six to ten year phase-in period, which began in 2000, with only limited exceptions. Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect Outdoor Channel. We are unable to predict the outcome of future federal legislation, regulation or policies, or the impact of any such laws, regulations or policies on Outdoor Channel’s operations.

Other Regulations

In addition to the regulations applicable to the cable television industries in general, we are also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies.

Intellectual Property

“Outdoor Channel®” is a registered trademark of The Outdoor Channel, Inc. We have also filed for registration of other trademarks, none of which we consider material at this time. In addition, we rely on copyright protection of those programs that we own.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials we have filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the Public Reference Room. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information concerning issuers that file electronically with the Securities and Exchange Commission, including us. Our common stock is listed on The Nasdaq Global Market. We also maintain an internet site at http://www.outdoorchannel.com that contains information concerning us. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this report.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the Securities and Exchange Commission on our website on the World Wide Web at http://www.outdoorchannel.com in the “Investor Relations” section. We will also provide without charge, upon written or oral request, a copy of any or all of the documents referred to above. Requests for such documents should be directed to Attention: General Counsel, 43445 Business Park Drive, Suite 103, Temecula, California 92590 (Telephone: (951) 699-6991).

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

The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs and satellite service providers, having such relationship or agreement with an MSO does not ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers satellite systems and cable MSOs, along with their cable affiliates, the right to broadcast Outdoor Channel to their subscribers, but such contracts or arrangements have not typically required that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our prior carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, we have no assurance that Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, under the terms of our prior agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with some of the service providers that are currently distributing our channel. Our long-term distribution agreements with five of the major service providers, accounting for approximately 60% of our subscriber base as of November 2007, have expired as of that date, although we have renewed some of such agreements for a short period or continued such agreements on a month-to-month basis. If we are unable to renew these distribution agreements for a committed number of subscribers or for multi-year terms, we could lose, or be subject to a loss of, a substantial number of subscribers. If cable and satellite service providers discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.

If our channel is placed in unpopular program packages by cable or satellite service providers, or if service fees are increased for our subscribers, the number of viewers of our channel may decline which could harm our business and operating results.

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

The FCC has adopted rules to ensure that cable television subscribers continue to be able to view local broadcast television stations during and after the transition to digital television. Federal law requires that analog television broadcasting end on February 17, 2009. In September 2007, the FCC established rules which will require cable operators make local television broadcast programming available to all subscribers. They may do so either by carrying each local station’s digital signal in analog format or in digital format, provided that all subscribers are provided with the necessary equipment to view the station signals. This requirement will remain in effect until February 2012, and possibly longer, depending on a FCC review of the state of technology and the marketplace in the year prior to that date. These broadcast signal carriage requirements could reduce the available capacity on cable systems to carry channels like Outdoor Channel. We cannot predict how these requirements will affect the Company.

The FCC may adopt rules which would require cable operators and other multichannel video programming providers to make available programming channels on an a la carte basis or as part of packages of “family friendly” programming channels. We cannot predict whether such rules will be adopted or how their adoption would impact our ability to have the Outdoor Channel carried on cable and satellite multichannel programming distribution systems.

We may not be able to effectively manage our future growth or the integration of acquisitions, and our growth may not continue, which may substantially harm our business and prospects.

We have undergone rapid and significant growth in revenue and subscribers over the last several years. There are risks inherent in rapid growth and the pursuit of new strategic objectives, including among others: investment and development of appropriate infrastructure, such as facilities, information technology systems and other equipment to support a growing organization; hiring and training new management, sales and marketing, production, and other personnel and the diversion of management’s attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, such as monitoring operations, controlling costs, maintaining effective quality and service, and implementing and maintaining adequate internal controls. We expect that additional expenditures will be required as we continue to upgrade our facilities. In addition, we may acquire other companies to supplement our business and the integration of such other operations may take some time in order to fully realize the synergies of such acquisitions. We cannot assure you that we will be able to successfully manage our growth, that future growth will occur or that we will be successful in managing our business objectives. We can provide no assurance that our profitability or revenues will not be harmed by future changes in our business. Our operating results could be harmed if such growth does not occur, or is slower or less profitable than projected.

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

We have found material weaknesses in our internal controls over financial reporting, and we cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of December 31, 2007, our internal control over financial reporting was ineffective due to the presence of material weaknesses, as more fully described in Item 9A. We are actively working to correct these material weaknesses, and having hired additional staff in our accounting department, we will now need to successfully operate and test our controls with such staff in place.

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

We prepare our financial statements to conform to accounting principles generally accepted in the United States of America which are subject to interpretations by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to business combinations and employee share-based compensation, have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates, judgments and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding those estimates, including the interpretation of the terms and conditions of our contractual obligations, could result in a change to our estimates and could impact our operating results.

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

We compete for viewers with other pay cable television and broadcast networks, including Versus (formerly OLN), Spike TV, ESPN2 and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the deployment of fiber optic cable, which are already substantially underway, are expected to allow cable systems to greatly expand their current channel capacity, which could dilute our market share and lead to increased competition for viewers from existing or new programming services. In addition, the satellite distributors generally have more bandwidth capacity than cable distributors allowing them to possibly provide more channels offering the type of programming we offer.

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

Our investments in adjustable rate securities are subject to risks which may affect the liquidity of these investments and could cause an impairment charge.

As of December 31, 2007, our short-term investments included $45.4 million of high-grade (AAA/AA rated) auction-rate securities issued primarily by municipalities. During February and March 2008, we were informed that there was insufficient demand at auction for 13 of our high-grade auction-rate securities, representing approximately $30.3 million. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

We may not be able to attract and retain key personnel.

Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Other than our CEO, Roger L. Werner, Jr., none of our employees are under contract, and all of our employees are “at-will.” Any of our officers or key employees could leave at any time, and we do not have “key person” life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our Chairman of the Board, Roger L. Werner, Jr., our CEO and President, Thomas E. Hornish, our COO and General Counsel, or Shad L. Burke, our Chief Accounting Officer and Interim Chief Financial Officer could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other share-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

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

Approximately 75% of programs we aired in 2007 (exclusive of infomercials) on Outdoor Channel were provided by third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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

A significant portion of our assets consists of goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, we test goodwill for impairment on September 30 of each year, and on an interim date if factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill under SFAS 142 and a non-cash charge would be required. Such a charge could have a significant effect on our reported net earnings.

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

We are currently leasing approximately 19,000 square feet of commercial property located at 43445 Business Park Drive in Temecula, California. In addition, we own approximately 36,000 square feet including 23,000 square feet of office space and 13,000 square feet of warehouse space located at 43455 Business Park Drive in Temecula. The property located at 43445 Business Park Drive is currently used as our headquarters. The property located at 43455 Business Park Drive houses our broadcast facility.

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

	High	Low

2007
First Quarter	13.79	9.74
Second Quarter	11.27	9.88
Third Quarter	11.86	8.46
Fourth Quarter	9.51	5.55
2006
First Quarter	15.27	9.87
Second Quarter	13.14	10.00
Third Quarter	11.15	9.13
Fourth Quarter	14.08	10.84

As of December 31, 2007, there were approximately 870 holders of record of our common stock.

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

PERFORMANCE GRAPH

The graph below shows the five-year cumulative total stockholder return assuming an investment of $100 and the reinvestment of dividends, although dividends have not been declared on our common stock. The graph compares total stockholder returns of our common stock, of the Russell 2000 Index, Russell 3000 Index and of a Peer Group Index consisting of Crown Media Holdings, Inc. and ION Media Networks (formerly known as Paxson Communications Corporation). The graph assumes that $100 was invested in our stock on December 31, 2002 and that the same amount was invested in the Russell 2000 Index, Russell 3000 Index and the Peer Group Index. Historical results are not necessarily indicative of future performance. Our common stock is currently traded on The Nasdaq Global Market (formerly known as The Nasdaq National Market). Prior to September 15, 2004, our common stock was traded on NASD’s OTC Bulletin Board.

The stockholder return shown on the graph below is not necessarily indicative of future performance and the Company will not make or endorse any predictions as to future stockholder returns.

Outdoor Channel Holdings, Inc.

Performance Graph

Comparison of Cumulative Total Return*

*Assumes $100 investment in Company’s common stock on December 31, 2002

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007 have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

In 2004, we completed the acquisition of all of the outstanding shares of The Outdoor Channel, Inc. that we did not previously own. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of Minority Interest of The Outdoor Channel, Inc.” for a discussion regarding this transaction and the comparability of the information before and after such time.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(As Restated)
	(In thousands, except per share amounts)

Income Statement Data:
Revenues:
Advertising	$29,149	$25,034	$22,273	$21,381	$16,178
Subscriber fees	17,752	17,686	15,432	13,391	10,841

Total revenues	46,901	42,720	37,705	34,772	27,019
Income (loss) from operations	(3,441)	(13,598)	2,697	(39,928)	7,770
Income (loss) before income taxes and minority interest	(161)	(11,153)	3,593	(39,895)	7,812
Income tax provision (benefit)	1,718	(3,876)	1,460	(16,135)	3,269

Income (loss) before minority interest	(1,879)	(7,277)	2,133	(23,760)	4,543
Minority interest in net income of consolidated subsidiary	—	—	—	682	897

Net income (loss) from continuing operations	(1,879)	(7,277)	2,133	(24,442)	3,646
Income (loss) from discontinued operations, net of tax	1	289	60	182	(52)

Net income (loss) applicable to common stock	$(1,878)	$(6,988)	$2,193	$(24,260)	$3,594

Earnings (loss) from continuing operations per common share:
Basic	$(0.07)	$(0.30)	$0.10	$(1.44)	$0.26

Diluted	$(0.07)	$(0.30)	$0.09	$(1.44)	$0.25

Earnings (loss) per common share:
Basic	$(0.07)	$(0.28)	$0.10	$(1.52)	$0.26

Diluted	$(0.07)	$(0.28)	$0.09	$(1.52)	$0.24

Weighted average number of common shares outstanding:
Basic	26,027	24,556	21,423	15,998	13,824

Diluted	26,027	24,556	24,732	15,998	14,768

	As of December 31,
	2007	2006	2005	2004	2003
		(As Restated)	(As Restated)	(As Restated)
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$25,260	$14,226	$17,672	$12,317	$7,123
Investment in available-for-sale securities	46,155	42,144	38,830	741	550
Goodwill	43,160	43,816	44,457	44,457	—
Total assets	151,701	144,950	151,822	96,678	19,848
Total liabilities	5,124	6,004	12,809	6,187	4,353
Minority interest in subsidiary	—	—	—	—	2,302
Stockholders’ equity	$146,577	$138,946	$139,013	$90,491	$13,193

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement

The information contained in this report may include forward-looking statements. Our actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel and others; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of Outdoor Channel; and (4) other matters. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Prior to June 30, 2007, we had reported separate segment information in our filings for the operations of TOC and the Membership Division in the same format as reviewed by our Chief Operating Decision Maker. Due to the discontinued operations of the Membership Division, we now operate in a single segment.

Through our indirect wholly owned subsidiary, The Outdoor Channel, Inc. or TOC, we own and operate Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. Outdoor Channel Holdings, Inc. also wholly owns 43455 BPD, LLC that owns the building housing our broadcast facility.

Our revenues include advertising fees from advertisements aired on Outdoor Channel and subscriber fees paid by cable and satellite service providers that air Outdoor Channel. Advertising fees include fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on Outdoor Channel.

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

Based on the exchange ratio, Outdoor Channel Holdings issued 3,070 shares of our common stock as well as options to purchase 4,012 additional shares on September 8, 2004.

As previously disclosed by us, in October 2004, we received notice from a TOC stockholder that the stockholder was exercising dissenters’ rights with respect to 144 previously outstanding TOC common shares. The dissenter submitted a written demand that TOC repurchase the dissenter’s shares. On March 8, 2005, the dissenter withdrew this demand and accepted 233 common shares of the Company in exchange for his 144 common shares of TOC. The number of shares exchanged reflects the exchange ratio. For accounting purposes, the dissenter’s shares have been deemed to have been exchanged as of September 8, 2004 and the cost of those shares has been recorded as additional goodwill.

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

The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $54,985 based on the issuance at the closing of 3,070 shares of Outdoor Channel Holdings’ common stock (including the former dissenter’s shares) and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition.

Based on the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs were allocated primarily to intangible assets principally $44,457 to goodwill and $1,972 to advertising customer relationships.

The exchange of vested options by Outdoor Channel Holdings for vested options of TOC resulted in a charge to operations in the consolidated statement of operations on September 8, 2004 equal to the intrinsic value of the options issued on that date and a credit for the related income tax benefit. Outdoor Channel Holdings issued fully-vested options to purchase 3,687 shares in exchange for fully-vested options held by employees of TOC on September 8, 2004. On that day, the market price of one share of common stock of Outdoor Channel Holdings was $14.00. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $47,983 and recognized an income tax benefit of $15,017 or a net charge of $32,966.

Effects of Restatement

This Form 10-K amends our previously filed Form 10-K for the year ended December 31, 2006 to reflect adjustments to the consolidated financial statements as of and for the year ended December 31, 2006 arising from the effects of:

•	accounting for equity awards to employees and non-employees;

•	certain revenue cutoff issues which generally result in intra-period timing fluctuations;

•	accounting for the cost escalation provisions related to the terms of the lease of our headquarters; and

•	adjustment to the estimated useful life of our leasehold improvements to match the terms of our lease of our headquarters.

We determined that the effects of these adjustments were immaterial, individually and in the aggregate, to our annual report for the year ended December 31, 2006 and thus we did not amend that filing. The accompanying consolidated financial statements and the related notes have been restated to reflect the effects of these adjustments as further explained in Note 17.

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

Revenue Recognition

Advertising revenues for Outdoor Channel are recognized when the advertisement is aired. Subscriber fees for Outdoor Channel are recognized in the period the programming is aired by the distributor and collection is probable.

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

Long-Lived Assets and Goodwill

Long-lived assets, such as property and equipment, MSO relationships, advertising customer relationships, and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their estimated fair values. Long-lived assets to be disposed of in a manner that meets specific criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our only reporting unit to its carrying value. We determine the fair value of our reporting unit using the income approach. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determined the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

Prepaid Programming Costs

We produce a portion of the programming we air on our channels in-house as opposed to acquiring the programming from third party producers. The cost of production is expensed when the show airs. As such, we have incurred costs for programming that is yet to air. These costs are accumulated on the balance sheet as “Prepaid programming costs.” Costs of specific shows will be charged to programming expense based on anticipated airings, when the program airs and the related advertising revenue is recognized. At the time it is determined that a program will not likely air, we charge to expense any remaining costs recorded in prepaid programming costs.

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

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

We adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for 2006 and 2007 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based compensation awards granted after December 31, 2005 is based on the grant date for fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes option-pricing model.

We account for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force or EITF, No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense and deferred compensation in the financial statements.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair-value measure for recognition or disclosure purposes under GAAP. In addition, in February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both SFAS 157 and SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 and SFAS 159 will have, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for an disclosure of transactions between the company and holders of noncontrolling interest. SFAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of SFAS 160 will have, if any, on its consolidated financial statements.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2007	2006	$	%	2007	2006
	(As Restated)

Revenues:
Advertising	$29,149	$25,034	$4,115	16.4%	62.2%	58.6%
Subscriber fees	17,752	17,686	66	0.4	37.8	41.4

Total revenues	46,901	42,720	4,181	9.8	100.0	100.0

Cost of services:
Programming	5,814	8,320	(2,506)	(30.1)	12.4	19.5
Satellite transmission fees	2,504	2,550	(46)	(1.8)	5.3	6.0
Production and operations	4,740	4,046	694	17.2	10.1	9.5
Other direct costs	194	67	127	189.6	0.4	0.2

Total cost of services	13,252	14,983	(1,731)	(11.6)	28.2	35.1

Other expenses:
Advertising	5,160	7,010	(1,850)	(26.4)	11.0	16.4
Selling, general and administrative	29,265	21,898	7,367	33.6	62.4	51.3
Impairment of amortizable intangible assets	—	9,540	(9,540)	(100.0)	—	22.3
Depreciation and amortization	2,665	2,887	(222)	(7.7)	5.7	6.8

Total other expenses	37,090	41,335	(4,245)	(10.3)	79.1	96.8

Income (loss) from operations	(3,441)	(13,598)	10,157	(74.7)	(7.3)	(31.8)
Interest expense	12	245	(233)	(95.1)	—	0.6
Other income	3,292	2,690	602	22.4	7.0	6.3

Income (loss) from continuing operations before income taxes	(161)	(11,153)	10,992	(98.6)	(0.3)	(26.1)
Income tax provision (benefit)	1,718	(3,876)	5,594	(144.3)	3.7	(9.1)

Income (loss) from continuing operations	(1,879)	(7,277)	5,398	(74.2)	(4.0)	(17.0)
Income (loss) from discontinued operations, net of tax	1	289	(288)	(99.7)	—	0.7

Net income (loss)	$(1,878)	$(6,988)	$5,110	(73.1)%	(4.0)%	(16.4)%

(percentages may not add due to rounding)

Revenues

Our revenues include revenues from advertising fees and subscriber fees. Advertising revenue is generated from the sale of advertising time on Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on Outdoor Channel. Subscriber fees are generated from cable and satellite service providers who pay monthly subscriber fees to us for the right to broadcast our channel.

Total revenues for the year ended December 31, 2007 were $46,901,000, an increase of $4,181,000, or 9.8%, compared to revenues of $42,720,000 for the year ended December 31, 2006. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the year ended December 31, 2007 was $29,149,000, an increase of $4,115,000 or 16.4% compared to $25,034,000 for the year ended December 31, 2006. The increase in advertising revenue for the year ended December 31, 2007 principally reflects higher prices paid for advertising time partially offset by reduced revenue from sales of advertising inventory to third party programmers as a slightly higher percentage of our inventory was retained for in-house sales.

For December 2007, Nielsen estimated that Outdoor Channel had 30.6 million viewers compared to 29.7 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month, and for March 2008 Nielsen’s estimate is 30.2 million. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.

Subscriber fees for the year ended December 31, 2007 were $17,752,000, an increase of $66,000 or 0.4% compared to $17,686,000 for the year ended December 31, 2006. The increase in subscriber fees was primarily due to an increased number of paying subscribers both from new and existing affiliates as well as contractual subscriber fee rate increases with existing service providers carrying Outdoor Channel.

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

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. Total cost of services for the year ended December 31, 2007 was $13,252,000, a decrease of $1,731,000 or 11.6%, compared to $14,983,000 for the year ended December 31, 2006. As a percentage of revenues, total cost of services was 28.2% and 35.1% for the years ended December 31, 2007 and 2006, respectively. The improved rate reflects the impact of price increases noted above and reduced programming expense as more fully discussed below.

Programming expenses for the year ended December 31, 2007 were $5,814,000, a decrease of $2,506,000 or 30.1% compared to $8,320,000 for year ended December 31, 2006. The decrease is principally a result of our decision to no longer program a second chanel in 2007 as we did in 2006 and to increase the repeat rate within the schedule of our in-house shows.

Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule has historically been over 2 or 4 quarters that generally did not extend over more than 2 years. For 2007, the anticipated airing schedule is typically over 2 quarters but might be charged in more than one fiscal year. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming. We do not make any further expense or asset adjustments if in subsequent periods demand brings episodes to air that had previously been fully expensed, rather, we consider such events when we review our expected airings prospectively. As noted above, we have implemented a new programming strategy which may include more airings per show including a greater number of repeat episodes within the quarter. As we enter 2008, our programming costs per show are expected to increase as we continue to improve the quality of our in-house produced shows, and we expect our aggregate programming costs to increase somewhat from 2007 levels. As our programming strategy evolves, we will reconsider the appropriate timing of the charge to expense of our programming costs.

Satellite transmission fees for the year ended December 31, 2007 were $2,504,000, a decrease of $46,000, or 1.8%, compared to $2,550,000 for the year ended December 31, 2006. We are in negotiations with our satellite provider to have our current satellite replaced in the near future with a new satellite and use less bandwidth for our signal at reduced rates. Final negotiations have not been completed. It is possible that our existing contract will be terminated early resulting in the write-off of deferred satellite rent obligations or if the terms so dictate, an amendment to the recognition of this obligation in our income statement. Since the final terms of the new agreement have not been negotiated, the final accounting treatment has yet to be determined. In any event, we expect to reduce satellite transmission fees in future periods.

Production and operations costs for the year ended December 31, 2007 were $4,740,000, an increase of $694,000, or 17.2%, compared to $4,046,000 for the year ended December 31, 2006. The increase in costs principally relates to costs associated with establishing our new broadband web site and costs related to our new broadcast facility.

Other direct costs for the year ended December 31, 2007 were $194,000, an increase of $127,000, or 189.6%, compared to $67,000 for the year ended December 31, 2006. The increase principally relates to a greater number of subscribers for which we have paid launch support to acquire in the last half of 2006 resulting in more expense recognized through amortization in the year ended December 31, 2007 compared to the same period in 2006.

Other Expenses

Other expenses consist of the cost of advertising, selling, general and administrative expenses, impairment of amortizable intangible assets, and depreciation and amortization.

Total other expenses for the year ended December 31, 2007 were $37,090,000, a decrease of $4,245,000 or 10.3%, compared to $41,335,000 for the year ended December 31, 2006. As a percentage of revenues, total other expenses were 79.1% and 96.8% for the years ended December 31, 2007 and 2006, respectively. The decrease is a result of incurring an impairment of amortizable intangible assets in 2006 of $9,540,000 for which we did not have a similar charge in the year ended December 31, 2007 and reduced spending on advertising in anticipation during the first half of the year to adopt a new logo and the elimination of our NASCAR sponsorship. The decrease in other expenses for the year ended December 31, 2007 was offset by several factors including $6,583,000 of expense related to performance units granted to our Chief Executive Officer in the fourth quarter of 2006, increased legal fees related to negotiation of our carriage agreements and the sale of the Membership Division, increased accounting fees incurred in 2007 related to an increased financial reporting effort and increased professional fees related to consultants hired to help us execute our business plan as well as helping us assess our Membership Division segment.

Advertising expenses for the year ended December 31, 2007 were $5,160,000 a decrease of $1,850,000 or 26.4% compared to $7,010,000 for the year ended December 31, 2006. We reduced our spending on advertising during 2007 related to our print media campaigns and our race program sponsorship. We have terminated our sponsorship of a NASCAR team, believing the expenditure will be more effectively deployed otherwise. Further, due to our re-branding initiative, we delayed other tactics during the first six months of 2007 to fully benefit from our new logo and programming initiatives which was launched during the third quarter of 2007. We believe that our advertising expenses will increase in the short-term as we continue to deploy tactics to increase and maintain our subscriber base and the number of viewers.

Selling, general and administrative expenses for the year ended December 31, 2007 were $29,265,000, an increase of $7,367,000 or 33.6% compared to $21,898,000 for the year ended December 31, 2006. As a percentage of revenues, selling, general and administrative expenses were 62.4% and 51.3% in the years ended December 31, 2007 and 2006, respectively. We granted our Chief Executive Officer two tranches of performance units of

400,000 shares each which vest upon our stock price reaching stipulated levels. We have calculated their fair value using a lattice model. The first tranche has an estimated value of $4,515,000 and has an expected service period of 7.2 months. In the years ended December 31, 2007 and 2006, we recognized $2,948,000 and $1,567,000, respectively, related to this grant. The second grant of 400,000 performance units was calculated to have a fair value of $4,474,000 and an expected service period of 13.3 months. In the years ended December 31, 2007 and 2006, we recognized $3,634,000 and $839,000, respectively, of compensation expense related to this grant. The remainder of the increase in selling, general and administrative fees related primarily to consulting fees pertaining to execution of our strategic plan, accounting fees for the audit of our evaluation of the effectiveness of our internal control over financial reporting in 2007 related to the 2006 fiscal year and related to increased filing requirements in 2007, increased legal fees related to negotiation of carriage relationships and the sale of the Membership Division and to other operating costs. We anticipate a decline in selling, general and administrative expenses in future periods.

We anticipate that selling, general and administrative costs, excluding share-based compensation charges, will continue to increase over the foreseeable future. We are adding to our professional and support staff across all departments to support our initiatives in subscriber growth and in other areas such as accounting and finance. We utilize share-based compensation packages as incentives for our employees. During 2007, we have utilized restricted stock grants as opposed to stock options or performance units. Restricted stock awards are deductible for tax purposes at their fair market value on the day such awards vest. As of December 31, 2007, we have fully expensed the performance units awarded to our Chief Executive Officer. Although we may find it necessary to motivate prospective or current employees with additional cash and or equity awards, we expect our share-based compensation charges to decline.

Impairment of intangible assets for the year ended December 31, 2006 was $9,540,000. We did not incur such a charge in the year ended December 31, 2007. During the three months ended September 30, 2006, we engaged third party consultants to review our business practices and strategy. Among the areas reviewed was our approach to grow our subscriber base through our relationships with MSOs. Prior to this time our strategy was to focus on incremental growth opportunities without impacting our existing subscriber base. Our consultants completed a market survey and other steps they deemed appropriate. In September of 2006, the Board of Directors concluded that a complete revision of the terms of the relationships was necessary to meet the subscriber growth goals established by management. We reviewed our intangible assets for impairment. Among the components of the plan was subscriber rate relief in some form for both existing subscriber relationships and the incremental (if any) subscribers that might be added to our subscriber base as a result of the planned actions. Acknowledging the changed circumstances, we assessed fair value of our intangible assets and concluded that our MSO relationships asset had become fully impaired. Accordingly we have written off the carrying value of $9,540,000 during the year ended December 31, 2006.

We further concluded that the carrying values of our other intangible assets had not been impaired nor do we believe that the changed circumstances have affected the estimated lives of the amortizable intangible assets. We continue to believe that as of December 31, 2007 the carrying values have not been impaired nor have circumstances changed that affect their estimated lives. However, these estimates will continue to be reviewed during each reporting period to determine whether circumstances continue to support their estimated useful lives and fair value. Estimates are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the determination of the fair value. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill or the amortizable intangibles and a noncash charge would be required. Such a charge could have a significant effect on our reported net earnings.

Depreciation and amortization for the year ended December 31, 2007 were $2,665,000, a decrease of $222,000 or 7.7% compared to $2,887,000 for the year ended December 31, 2006. The decrease was primarily due to amortization expense of our MSO relationship asset recorded prior to its becoming fully impaired and written off during the year ended 2006. This decrease was partially offset by a full year of deprecation related to the completion of our new broadcast facility as compared to only eight months of depreciation in the prior year.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2007 was a loss of $3,441,000, a change of $10,157,000 compared to a loss of $13,598,000 for the year ended December 31, 2006. As discussed above, the improvement in our loss from operations was driven by increased prices we are realizing for our advertising inventory, growth in our subscriber base and lower advertising costs as we delayed marketing activities to correspond with the launch of our new branding initiative, lower programming costs as we refined our broadcast airing schedule. These improvements in our operating results were offset by increased compensation related to our professional and support staff, professional fees and other charges. For the twelve month comparative periods we incurred an impairment charge related to our MSO relationship intangible asset in 2006 which did not recur in 2007. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.

Interest Expense

Interest expense for the year ended December 31, 2007 was $12,000, a decrease of $233,000 compared to $245,000 for the year ended December 31, 2006. Interest expense incurred in the year ended December 31, 2007 relates to the filing of our income tax returns in states in which we had nexus but previously had not filed our income tax returns. The interest expense incurred in the year ended December 31, 2006 relates to two term loans obtained in November 2005 with an original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35% which we repaid in October 2006.

Other Income

Other income for the year ended December 31, 2007 was $3,292,000, an increase of $602,000 compared to $2,690,000 for the year ended December 31, 2006. This improvement was primarily due to increased dividends and interest earned on our increased average balances of our investment in available-for-sale securities and cash and cash equivalents balances. We anticipate a decline in dividends and interest earned in future periods.

Income (Loss) from Continuing Operations Before Income Taxes

Income (loss) from continuing operations before income taxes as a percentage of revenues was (0.3)% for the year ended December 31, 2007 compared to (26.1)% for the year ended December 31, 2006.

Income Tax Provision (Benefit)

Income tax provision from continuing operations for the year ended December 31, 2007 was $1,718,000, a change of $5,594,000 as compared to an income tax benefit from continuing operations of $3,876,000 for the year ended December 31, 2006. The increase was principally due to the tax effect of accounting for share-based compensation in December 31, 2007 as compared to the amounts recognized to tax expense in the year ended December 31, 2006. The effective income tax provision (benefit) was approximately 1,067% and (34.8%), for the years ended December 31, 2007 and 2006, respectively.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations for the year ended December 31, 2007 was $(1,879,000), a change of $5,398,000 compared to a loss of $(7,277,000) for the year ended December 31, 2006. The decrease was due to the reasons stated above.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax for the year ended December 31, 2007 was $1,000, a change of $288,000 compared to income of $289,000 for the year ended December 31, 2006.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2007 was a net loss of $1,878,000, a decrease of $5,110,000 compared to a net loss of $6,988,000 for the year ended December 31, 2006. The decreases were due to the reasons stated above.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2006	2005	$	%	2006	2005
	(As Restated)

Revenues:
Advertising	$25,034	$22,273	$2,761	12.4%	58.6%	59.1%
Subscriber fees	17,686	15,432	2,254	14.6	41.4	40.9

Total revenues	42,720	37,705	5,015	13.3	100.0	100.0

Cost of services:
Programming	8,320	5,562	2,758	49.6	19.5	14.8
Satellite transmission fees	2,550	2,498	52	2.1	6.0	6.6
Production and operations	4,046	3,458	588	17.0	9.5	9.2
Other direct costs	67	239	(172)	(72.0)	0.2	0.6

Total cost of services	14,983	11,757	3,226	27.4	35.1	31.2

Other expenses:
Advertising	7,010	7,036	(26)	(0.4)	16.4	18.7
Selling, general and administrative	21,898	13,837	8,061	58.3	51.3	36.7
Impairment of amortizable intangible assets	9,540	—	9,540	100.0	22.3	—
Depreciation and amortization	2,887	2,378	509	21.4	6.8	6.3

Total other expenses	41,335	23,251	18,084	77.8	96.8	61.7

Income (loss) from operations	(13,598)	2,697	(16,295)	(604.2)	(31.8)	7.2
Interest expense	245	43	202	469.8	0.6	0.1
Other income	2,690	939	1,751	186.5	6.3	2.5

Income (loss) from continuing operations before income taxes	(11,153)	3,593	(14,746)	(410.4)	(26.1)	9.5
Income tax provision (benefit)	(3,876)	1,460	(5,336)	(365.5)	(9.1)	3.9

Income (loss) from continuing operations	(7,277)	2,133	(9,410)	(441.2)	(17.0)	5.7
Income (loss) from discontinued operations, net of tax	289	60	229	381.7	0.7	0.2

Net income (loss)	$(6,988)	$2,193	$(9,181)	(418.7)%	(16.4)%	5.8%

(percentages may not add due to rounding)

Revenues

Total revenues for the year ended December 31, 2006 were $42,720,000, an increase of $5,015,000, or 13.3%, compared to revenues of $37,705,000 for the year ended December 31, 2005. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the year ended December 31, 2006 was $25,034,000, an increase of $2,761,000 or 12.4% compared to $22,273,000 for the year ended December 31, 2005. For December 2006, Nielsen estimated that Outdoor Channel had 29.7 million subscribers compared to 25.7 million for the same period a year before. The increase in advertising revenue for the year ended December 31, 2006 principally reflects higher prices paid by third party programmers for advertising time in connection with the airing of their programs, incremental advertising inventory retained by us to sell and additional revenue generated by our technical services department for providing production services for third party programmers. These factors contributing to the increase were offset somewhat by less demand for our long-form inventory that resulted in lower prices paid for infomercial blocks.

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

Subscriber fees for the year ended December 31, 2006 were $17,686,000, an increase of $2,254,000 or 14.6% compared to $15,432,000 for the year ended December 31, 2005. The increase in subscriber fees for the period was primarily due to an increased number of paying subscribers both from new affiliates and from existing distributors and contractual subscriber fee rate increases with existing service providers carrying Outdoor Channel.

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

Cost of Services

Total cost of services for the year ended December 31, 2006 was $14,983,000, an increase of $3,226,000 or 27.4%, compared to $11,757,000 for the year ended December 31, 2005. As a percentage of revenues, total cost of services was 35.1% and 31.2% for the years ended December 31, 2006 and 2005, respectively. The increase in cost of services, as further discussed below, relates principally to increased programming costs related to producing shows to air on our second network, which we did not have in the first half of 2005.

Programming expenses for the year ended December 31, 2006 were $8,320,000, an increase of $2,758,000 or 49.6% compared to $5,562,000 for the year ended December 31, 2005. The increase is principally a result of our decision to launch our second channel, Outdoor Channel 2 HD, on July 1, 2005. We incurred minimal programming costs relative to this channel in the first and second quarters of 2005 as most of such costs incurred at that time were charged to prepaid programming costs in anticipation of its launch in the second half of 2005.

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

Satellite transmission fees for the year ended December 31, 2006 were $2,550,000, an increase of $52,000, or 2.1%, compared to $2,498,000 for the year ended December 31, 2005. We do not expect significant fluctuations in satellite transmission fees other than marginal increases reflecting contractual price increases over the foreseeable future.

Production and operations costs for the year ended December 31, 2006 were $4,046,000, an increase of $588,000, or 17.0%, compared to $3,458,000 for the year ended December 31, 2005. The increase in costs principally relates to increased personnel to support our growing infrastructure as we produce more shows in-house and to support our new broadcast facility.

Other direct costs for the year ended December 31, 2006 were $67,000, a decrease of $172,000, or 72.0%, compared to $239,000 for the year ended December 31, 2005. The decrease in other direct costs principally relates to a reduction in the design and printing costs associated with simplifying our program guide.

Other Expenses

Total other expenses for the year ended December 31, 2006 were $41,335,000, an increase of $18,084,000 or 77.8%, compared to $23,251,000 for the year ended December 31, 2005. As a percentage of revenues, total other expenses were 96.8% and 61.7% in the years ended December 31, 2006 and 2005, respectively. The increase in other expenses was due to several factors including the write-off of $9,540,000 of the carrying value of MSO relationships as a result of a changed distribution strategy adopted by the Board in September 2006, adoption of SFAS 123R effective January 1, 2006 resulting in additional compensation expense of $3,496,000, in addition $2,406,000 from the recognized expense related to performance units granted to our new CEO in the fourth quarter of 2006, additional depreciation expense resulting from our broadcast facility which was placed into service effective April 1, 2006, and other items more fully described as follows.

Advertising expenses for the year ended December 31, 2006 were $7,010,000, a decrease of $26,000 or 0.4% compared to $7,036,000 for the year ended December 31, 2005. We had planned increased advertising expenditures but delayed such in anticipation of launching a cross channel television advertising campaign, which began in late September of 2006.

Selling, general and administrative expenses for the year ended December 31, 2006 were $21,898,000, an increase of $8,061,000 or 58.3% compared to $13,837,000 for the year ended December 31, 2005. As a percentage of revenues, selling, general and administrative expenses were 51.3% and 36.7% in the years ended December 31, 2006 and 2005, respectively. The increase was primarily attributable to the adoption of SFAS 123R as of January 1, 2006, which now requires us to charge the fair value of stock options we have issued to our employees over the vesting period to compensation expense that we did not have to record in 2005. The non-cash charge in the year ended December 31, 2006 amounted to $3,496,000. Additionally, we granted our new CEO two tranches of performance units of 400,000 shares each which vest in 50,000 and 100,000 share increments based upon our stock price reaching stipulated levels. We have calculated their fair value using a lattice model. The first tranche has an estimated value of $4,515,000 and has an expected service period of 7.2 months. In 2006, we recognized $1,567,000 related to this grant. The second grant of 400,000 performance units which vest in 100,000 share increments based upon our stock price reaching stipulated levels was calculated to have a fair value of $4,474,000 and an expected service period of 13.3 months years. In 2006 we recognized $839,000 of compensation expense related to this grant. We incurred $377,000 of severance and related fees related to TOC’s former CEO. The remainder of the increase in selling, general and administrative fees related primarily to increased research fees to support our selling efforts, consulting fees pertaining to assistance in the development of our strategic plan, accounting fees for the audit of our evaluation of the effectiveness of our internal control over financial reporting in 2006 related to the 2005 fiscal year, legal fees incurred in the first quarter as a result of our ongoing efforts related to our carriage agreement negotiations and to other operating costs.

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

Depreciation and amortization expense for the year ended December 31, 2006 was $2,887,000, an increase of $509,000 or 21.4% compared to $2,378,000 for the year ended December 31, 2005. The increase in depreciation primarily relates to the inventory of HD cameras and editing equipment that we began purchasing in 2004 and continued in 2005 to support our broadcast facility which was placed into service April 1, 2006.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2006 was a loss of $13,598,000, a decrease of $16,295,000 compared to income of $2,697,000 for the year ended December 31, 2005. As discussed above, the losses in the year ended December 31, 2006 were driven by the impairment of amortizable intangible assets resulting in a charge of $9,540,000 during the period. This loss was partially offset by growth of our revenue. The decrease experienced over the year ended December 31, 2006 was compounded by increased programming costs associated with the launch of our second channel, Outdoor Channel 2 HD, in the second half of 2005, the expensing of programming costs related to programs we no longer anticipate airing, increased compensation expense resulting from the adoption of SFAS 123R and the transition of our senior management team, increased legal fees relating to our carriage agreements and depreciation related to our newly opened broadcast facility. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, possible subscriber rate relief to our carriage partners and the ongoing and planned payment of launch support, we will continue to incur increased expenses such as programming, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be negatively impacted over the short-term future until scale is achieved to reverse the trend. There can be no assurance that these strategies will be successful.

Interest Expense

Interest expense for the year ended December 31, 2006 was $245,000, an increase of $202,000 compared to $43,000 for the year ended December 31, 2005. This is attributable to having obtained two term loans in November 2005 with an original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35%. We repaid these loans in October 2006 and do not expect to incur interest expense in the foreseeable future.

Other Income

Other income for the year ended December 31, 2006 was $2,690,000, an increase of $1,751,000 compared to $939,000 for the year ended December 31, 2005. This improvement was primarily due to increased dividends and interest earned on our increased average balances of our investment in available-for-sale securities and cash and cash equivalents.

Income (Loss) from Continuing Operations Before Income Taxes

Income (loss) from continuing operations before income taxes as a percentage of revenues was (26.1%) for the year ended December 31, 2006 compared to 9.5% for the year ended December 31, 2005.

Our loss before income taxes for the year ended December 31, 2006 was significantly impacted by the $9,540,000 write-off of our MSO relationship amortizable intangible asset and the additional compensation charges associated with the transition of our senior management including severance and related charges of $377,000 and performance unit expense of $2,406,000. Additional increased compensation expense resulted from of the adoption of SFAS 123R of $1,403,000. Further, we placed our new broadcast facility into service April 1, 2006, which resulted in depreciation expense of approximately $600,000.

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

Income Tax Provision (Benefit)

Income tax provision (benefit) for the year ended December 31, 2006 was $(3,876,000), a change of $5,336,000 as compared to an income tax provision of $1,460,000 for the year ended December 31, 2005. The change was principally due to our incurring a loss in the year ended December 31, 2006 as compared to income generated in the year ended December 31, 2005 and the application of SFAS 123R as it relates to the expensing of and concomitant income tax effect of accounting for share-based compensation. The effective income tax provision (benefit) was approximately (34.8%) and 40.6%, for the years ended December 31, 2006 and 2005, respectively.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations for the year ended December 31, 2006 was $(7,277,000), a change of $9,410,000 compared to income of $2,133,000 for the year ended December 31, 2005. The decrease was due to the reasons stated above.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax for the year ended December 31, 2006 was $289,000, a change of $229,000 compared to income of $60,000 for the year ended December 31, 2005.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2006 was a net loss of $6,988,000, a decrease of $9,181,000 compared to a net income of $2,193,000 for the year ended December 31, 2005. The decreases were due to the reasons stated above.

Liquidity and Capital Resources

We generated $11,664,000 of cash from operating activities in the year ended December 31, 2007, compared to $5,400,000 in the year ended December 31, 2006 and had a cash and cash equivalent balance of $25,260,000 at

December 31, 2007, an increase of $11,034,000 from the balance of $14,226,000 at December 31, 2006. We also had short-term investments classified as available-for-sale securities of $46,155,000 at December 31, 2007, an increase of $4,011,000 from the balance of $42,144,000 at December 31, 2006. The investments at December 31, 2007 were comprised principally of auction-rate securities of $45,435,000 with interest rates that generally reset every 28 days. The auction-rate securities have long-term maturity dates and provide us with enhanced yields. Various equity securities totaling $720,000 make up the remainder of the December 31, 2007 balance. Net working capital increased to $80,507,000 at December 31, 2007, compared to $66,713,000 at December 31, 2006.

Our investment securities consist of high-grade auction-rate securities and equity securities. As of December 31, 2007, our investments included $45.4 million of high-grade (AAA/AA rated) auction-rate securities issued primarily by municipalities. The negative conditions in the global credit markets subsequent to the year end have prevented some investors from liquidating their holdings, including their holdings of auction-rate securities. During February and March 2008, we were informed that there was insufficient demand at auction for 13 of our high-grade auction-rate securities, representing approximately $30.3 million. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. At this time, management has not concluded that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

The increase in cash flow from operating activities in the year ended December 31, 2007 compared to the same period in 2006 was due to a number of factors including the receipt of federal and state income tax refunds resulting from our utilization of our net operating loss for both the 2005 income tax returns and, as appropriate, carryback opportunities, greater increases in noncash costs and operating expenses as compared to the increase in costs and operating expenses as a whole.

Net cash used in investing activities was $1,843,000 in the year ended December 31, 2007 compared to cash used by investing activities of $5,627,000 for the year ended December 31, 2006. The reduction in cash used in investing activities related principally to the net difference of sales and purchases of short-term auction-rate securities partially offset by a decrease in capital expenditures and equipment related to the build-out of our broadcast facility in 2006. Additional capital expenditures were for fixed asset replacements. The sale of our Membership Division provided $3,589,000 of cash from investing activities.

Cash provided by financing activities was $1,892,000 in the year ended December 31, 2007 compared to a use of cash of $3,742,000 for the year ended December 31, 2006. The discontinued operations did not contribute or use cash in financing activities in the year ended December 31, 2007 compared to providing cash of $9,000 in the year ended December 31, 2006. The cash provided by financing activities in the year ended December 31, 2007 was principally the proceeds from the exercise of stock options offset by the purchase of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. During the year ended December 31, 2006, cash used by financing activities was principally used to pay off the outstanding debt partially offset by proceeds from the exercise of stock options.

On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. Interest is payable beginning November 5, 2007, and on the same date of each consecutive month thereafter. The Revolver provides that the interest rate shall be LIBOR plus 1.25%. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash stock based employee compensation expense. As of December 31, 2007 and as of the date of this report, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.

As of December 31, 2007, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least December 31, 2008. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

A summary of our contractual obligations as of December 31, 2007 (In thousands):

		Less Than			After
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating lease obligations	$8,953	$2,474	$4,209	$2,270	$—
Purchase obligations	9,930	8,063	1,279	588	—
Other long-term liabilities	1,880	1,004	876	—	—

Total	$20,763	$11,541	$6,364	$2,858	$—

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

At December 31, 2007 and 2006, our investment portfolio included available for sale securities of $46,155,000 and $42,144,000, respectively. At December 31, 2007, $45,435 of such securities are auction-rate securities with long-term maturities, but which have variable yields based on auctions that are held every 28 days. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of December 31, 2007 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would not have a material, immediate impact on our financial condition, operating results or cash flows.

Included within our investment portfolio are AA and AAA rated investments in auction-rate securities. Subsequent to December 31, 2007, auctions for $30.3 million of our investments in auction-rate securities failed. The failure resulted in the interest rate on these investments resetting at premium interest rates. While we now earn a premium interest rate on the investments, the investments are not liquid. In the event we need to access these funds, we will not be able to until a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

* * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Outdoor Channel Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Outdoor Channel Holdings, Inc. and subsidiaries for the years ended December 31, 2006 and 2005 were audited by other auditors whose report is dated March 16, 2007, (March 14, 2008 as to the effects of the restatements discussed in Notes 13 and 17).

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

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Outdoor Channel Holdings, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008, expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Outdoor Channel Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2006 (as restated) and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 (as restated) and 2005 (as restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outdoor Channel Holdings, Inc., and subsidiaries as of December 31, 2006 (as restated), and their results of operations and cash flows for the years ended December 31, 2006 (as restated) and 2005 (as restated), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

As discussed in Notes 13 and 17 to the consolidated financial statements, the accompanying 2006 and 2005 financial statements have been restated.

/s/  J.H. Cohn LLP

San Diego, California
March 16, 2007 (March 14, 2008 as to the effects of the restatements discussed in Notes 13 and 17)

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006
		(As Restated,
		Note 17)

ASSETS
Current assets:
Cash and cash equivalents	$25,260	$14,226
Investments in available-for-sale securities	46,155	42,144
Accounts receivable, net of allowance for doubtful accounts of $240 and $180	8,299	6,816
Income tax refund receivable	224	2,299
Deferred tax assets, net	705	608
Prepaid programming costs	3,522	2,713
Other current assets	1,175	835
Assets of discontinued operations	—	1,344

Total current assets	85,340	70,985

Property, plant and equipment, net	11,632	12,494
Amortizable intangible assets, net	313	820
Goodwill	43,160	43,816
Deferred tax assets, net	9,326	11,344
Deposits and other assets	1,930	2,101
Assets of discontinued operations	—	3,390

Totals	$151,701	$144,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,158	$2,765
Accrued severance payments	257	341
Deferred revenue	261	610
Current portion of deferred obligations	143	40
Customer deposits	14	53
Liabilities of discontinued operations	—	463

Total current liabilities	4,833	4,272
Accrued severance payments, net of current portion	22	44
Deferred obligations	269	326
Liabilities of discontinued operations	—	1,362

Total liabilities	5,124	6,004

Commitments and contingencies — See Note 9
Stockholders’ equity:
Preferred stock; $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 26,870 and 25,507 shares issued and outstanding	27	26
Additional paid-in capital	175,570	165,205
Accumulated other comprehensive income (loss)	(59)	48
Accumulated deficit	(28,961)	(26,333)

Total stockholders’ equity	146,577	138,946

Totals	$151,701	$144,950

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For The Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005
		(As Restated,
		Note 17)

Revenues:
Advertising	$29,149	$25,034	$22,273
Subscriber fees	17,752	17,686	15,432

Total revenues	46,901	42,720	37,705

Cost of services:
Programming	5,814	8,320	5,562
Satellite transmission fees	2,504	2,550	2,498
Production and operations	4,740	4,046	3,458
Other direct costs	194	67	239

Total cost of services	13,252	14,983	11,757

Other expenses:
Advertising	5,160	7,010	7,036
Selling, general and administrative	29,265	21,898	13,837
Impairment of amortizable intangible assets	—	9,540	—
Depreciation and amortization	2,665	2,887	2,378

Total other expenses	37,090	41,335	23,251

Income (loss) from operations	(3,441)	(13,598)	2,697
Interest expense	12	245	43
Other income	3,292	2,690	939

Income (loss) from continuing operations before income taxes	(161)	(11,153)	3,593
Income tax provision (benefit)	1,718	(3,876)	1,460

Income (loss) from continuing operations	(1,879)	(7,277)	2,133
Income (loss) from discontinued operations, net of tax	1	289	60

Net income (loss)	$(1,878)	$(6,988)	$2,193

Basic earnings (loss) per common share data:
From continuing operations	$(0.07)	$(0.30)	$0.10

From discontinued operations	$0.00	$0.01	$0.00

Basic earnings per common share	$(0.07)	$(0.28)	$0.10

Diluted earnings (loss) per common share data:
From continuing operations	$(0.07)	$(0.30)	$0.09

From discontinued operations	$0.00	$0.01	$0.00

Diluted earnings per common share	$(0.07)	$(0.28)	$0.09

Weighted average number of common shares outstanding:
Basic	26,027	24,556	21,423

Diluted	26,027	24,556	24,732

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2006 (as restated, Note 17)	25,507	$26	$165,205	$48	$(26,333)	$138,946
Comprehensive Income (Loss):
Net income (loss)	—	—	—	—	(1,878)	(1,878)
Effect of change in fair value of available-for-sale securities, net of deferred tax benefit of $67	—	—	—	(107)	—	(107)

Total comprehensive income (loss)						(1,985)

Common stock issued upon exercise of stock options	975	1	1,194	—	—	1,195
Issuance of restricted stock and performance shares to employees for services to be rendered, net of forfeited shares	482	—	—	—	—	—
Share-based employee and service provider compensation expense	—	—	10,260	—	—	10,260
Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(94)	—	(823)	—	—	(823)
Excess tax benefits from share-based payments	—	—	(266)	—	—	(266)
Cumulative effect of adoption of new accounting pronouncement — Note 2	—	—	—	—	(750)	(750)

Balance, December 31, 2007	26,870	$27	$175,570	$(59)	$(28,961)	$146,577

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total

Balance, December 31, 2005 (as restated, Note 17)	24,409	$24	$159,890	$(1,520)	$(36)	$(19,345)	$139,013
Comprehensive Income (Loss):
Net (loss)	—	—	—	—	—	(6,988)	(6,988)
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $(25)	—	—	—	—	12	—	12
Impact of cash flow hedge					72		72

Total comprehensive income (loss)	—	—	—	—	—	—	(6,904)

Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(1,520)	1,520	—	—	—
Common stock issued upon exercise of stock options	768	2	911	—	—	—	913
Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	374	—	—	—	—	—	—
Share-based employee and service provider compensation expense	—	—	6,492	—	—	—	6,492
Purchase and retirement of treasury stock	(44)	—	(568)	—	—	—	(568)
Change in estimate of tax benefit from exercise of stock options	—	—	(814)	—	—	—	(814)
Tax benefit from exercise of stock options	—	—	814	—	—	—	814

Balance, December 31, 2006 (as restated, Note 17)	25,507	$26	$165,205	$—	$48	$(26,333)	$138,946

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total

Balance, January 1, 2005 (as previously reported)	18,394	$18	$111,912	$(1,034)	$43	$(17,457)	$93,482
Restatement, Note 17	—	—	1,190	—	—	(4,081)	(2,891)

Balance, January 1, 2005 (as restated, Note 17)	18,394	18	113,102	(1,034)	43	(21,538)	90,591
Comprehensive Income:
Net income	—	—	—	—	—	2,193	2,193
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $(7)	—	—	—	—	(7)	—	(7)
Impact of cash flow hedge	—	—	—	—	(72)	—	(72)

Total comprehensive income							2,114

Common stock issued upon exercise of stock options	2,448	2	2,732	—	—	—	2,734
Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	67	—	861	(861)	—	—	—
Common stock issued upon sale to public, net of offering costs of $1,066	3,500	4	43,346	—	—	—	43,350
Amortization of deferred compensation	—	—	—	375	—	—	375
Change in estimate of tax benefit from exercise of stock options	—	—	(1,027)	—	—	—	(1,027)
Tax benefit from exercise of stock options	—	—	868	—	—	—	868
Tax benefit from vesting of restricted stock	—	—	8	—	—	—	8

Balance, December 31, 2005 (as restated, Note 17)	24,409	$24	$159,890	$(1,520)	$(36)	$(19,345)	$139,013

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
		(As Restated,
		Note 17)

Operating activities:
Net income (loss)	$(1,878)	$(6,988)	$2,193
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss (income) from discontinued operations	(1)	(289)	(60)
Depreciation and amortization	2,665	2,887	2,378
Amortization of subscriber acquisition fees	489	233	13
Impairment of amortizable intangible assets	—	9,540	—
Provision for doubtful accounts	219	85	205
Share-based employee and service provider compensation	10,260	6,492	375
Deferred tax provision (benefit)	1,628	(3,648)	2,992
Tax benefits from exercise of stock options in excess of recognized expense	(1,520)	(814)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,702)	(1,616)	(701)
Income tax refund receivable	2,075	894	(3,193)
Prepaid programming costs	(809)	(332)	(1,775)
Other current assets	(340)	(255)	(536)
Deposits and other assets	(318)	(1,774)	(445)
Accounts payable and accrued expenses	1,344	89	(869)
Accrued severance payments	(106)	385	—
Customer deposits	(39)	53	—
Deferred revenue	(349)	387	(147)
Deferred obligations	46	71	248

Net cash provided by operating activities	11,664	5,400	678

Investing activities:
Purchases of property, plant and equipment	(1,259)	(2,377)	(10,226)
Proceeds from sale of equipment	12	—	—
Proceeds from sale of discontinued operations	3,589	—	—
Purchases of available-for-sale securities	(130,945)	(132,505)	(64,652)
Proceeds from sale of available-for-sale securities	126,760	129,255	26,550

Net cash used in investing activities	(1,843)	(5,627)	(48,328)

Financing activities:
Principal payments on long-term debt and capital leases	—	(4,901)	(84)
Proceeds from issuance of long-term debt	—	—	4,950
Proceeds from exercise of stock options	1,195	913	2,734
Purchase of treasury stock	(823)	(568)	—
Tax benefits from exercise of stock options in excess of recognized expense	1,520	814	—
Proceeds from the sale of common stock, net of offering costs	—	—	43,350

Net cash provided by (used in) financing activities	1,892	(3,742)	50,950

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(618)	617	2,389
Net cash used in investing activities of discontinued operations	(61)	(103)	(334)
Net cash provided by financing activities of discontinued operations	—	9	—

Net cash provided by (used in) discontinued operations	(679)	523	2,055

Net increase (decrease) in cash and cash equivalents	11,034	(3,446)	5,355
Cash and cash equivalents, beginning of year	14,226	17,672	12,317

Cash and cash equivalents, end of year	$25,260	$14,226	$17,672

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
		(As Restated,
		Note 17)

Supplemental disclosure of cash flow information:
Interest paid	$12	$245	$43

Income taxes paid	$349	$1	$123

Supplemental disclosures of non-cash investing and financing activities:
Issuance of restricted stock to employees for services rendered	$3,387	$2,737	$856

Retirement of treasury stock	$823	$568	$—

Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$(107)	$12	$(7)

Property, plant and equipment costs incurred but not paid	$171	$8	$1

Effect of net increase in fair value of cash flow hedge	$—	$72	$—

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(In thousands, except per share data)

Note 1 —	Organization and Business

Description of Operations

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Gold Prospector’s Association of America LLC, and LDMA-AU, Inc., which previously made up our Membership Division, were sold in April 2007 (see Note 13). Outdoor Channel Holdings, Inc. wholly owns Gold Prospector’s Association of America, Inc. (“GPAA”) which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. In addition, TOC also operates Outdoor Channel 2 HD, which also is a national television network featuring programming produced utilizing high definition technology.

Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable and satellite service providers that air Outdoor Channel.

Principles of Consolidation

The consolidated financial statements include the accounts of Outdoor Channel Holdings and its subsidiaries, 43455 BPD, LLC, GPAA and TOC. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2 —	Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly-liquid investments with maturities of three months or less when acquired to be cash equivalents.

Subscriber Acquisition Fees

Subscriber acquisition fees are paid to obtain carriage on certain pay television distributors’ systems. Under certain of these agreements with pay television distributors, TOC is obligated to pay subscriber acquisition fees to the pay television distributors if they meet defined criteria for the provision of additional carriage for Outdoor

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Channel on the pay television distributors’ systems. Such costs are accrued when TOC receives appropriate documentation that the distributors have met the contractual criteria and have provided the additional carriage.

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

Prepaid Programming Costs

We produce a portion of the programming we air on our channels in-house as opposed to acquiring the programming from third party producers. The cost of production is expensed when the show airs. As such, we have incurred costs for programming that is yet to air. These costs are accumulated on the balance sheet as “Prepaid programming costs.” Costs of specific shows will be charged to programming expense based on anticipated airings, when the program airs and the related advertising revenue is recognized. At the time it is determined that a program will not likely air, we charge to programming expense any remaining costs recorded in prepaid programming costs.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Replacements of significant items and major renewals and betterments are capitalized. Leasehold improvements are amortized over the shorter of the asset’s useful life or the lease term. Depreciation is computed using estimated useful lives under the straight-line method as follows:

Buildings and improvements	10-39 years
Equipment	5 years
Furniture and fixtures	7 years
Vehicles	7 years
Leasehold improvements	3-10 years

Amortizable Intangible Assets

Costs recorded in connection with the Company’s acquisition of the minority interest in TOC in 2004 for advertising customer relationships are being amortized over a period of either 3 or 4 years. TOC has the exclusive right to the trademark Outdoor Channel. The costs of acquiring the trademark are being amortized on a straight-line basis over an estimated useful life of 12.7 years.

Long-Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by long-lived assets are less than their carrying value and, accordingly, all or a portion of the carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. During 2006, we recognized an impairment charge of $9,540 related to the carrying value of our MSO relationships asset. We did not record any charges for the impairment of long-lived assets in 2007 or 2005.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our only reporting unit to its carrying value. We determine the fair value of our reporting unit using the income approach. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determined the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. Based on our most recent analysis, we believe that no impairment exists at December 31, 2007.

Derivative Instruments and Certain Hedging Activity

We account for derivatives and hedging activity under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Certain Hedging Activities” and Statement of Financial Accounting Standards No. 138 (“SFAS 138”) “Accounting for Derivative Instruments and Certain Hedging Activity, an amendment of SFAS No. 133.” All derivatives are recognized on the balance sheet at their fair value. On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow hedge”). We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. During 2006, we repaid two hedged term loans. Accordingly, as of December 31, 2006 we no longer have derivative instruments outstanding.

Advertising

We expense the cost of advertising and promotions as the advertisement or promotion takes place.

Revenue Recognition

We generate revenues through advertising fees from advertisements and infomercials aired on Outdoor Channel, fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and from subscriber fees paid by cable and satellite service providers that air Outdoor Channel.

Advertising revenues are recognized when the advertisement is aired and the collectability of fees is reasonably assured. Subscriber fees are recognized in the period the programming is aired by the distributor.

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

We do not record any receivables arising under these contracts. Accordingly, revenues recognized do not exceed the total of the cash payments received and cash received in excess of revenue earned is recorded as deferred revenue.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007, and recorded a charge of $750 to stockholders’ equity to reflect the effect of adoption of this standard.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share reflects the potential dilution of securities by including common stock equivalents, such as stock options and performance units in the weighted average number of common shares outstanding for a period, if dilutive.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the years ended December 31:

	2007	2006	2005

Weighted average shares used to calculate basic earnings (loss) per share	26,027	24,556	21,423
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	—	—	3,309

Weighted average shares used to calculate diluted earnings (loss) per share	26,027	24,556	24,732

As of December 31, 2007, 2006 and 2005 outstanding options and performance units to purchase 2,827, 1,618 and 891 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.

Stock Incentive Plans

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

We adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for 2006 and 2007 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based compensation awards granted after December 31, 2005 is based on the grant date for fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes option-pricing model (for stock options) or lattice models such as Monte Carlo simulation (for awards that vest based upon market conditions).

We account for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123, Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense in the consolidated financial statements.

Prior to January 1, 2006, we disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 required the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation cost for our stock option awards been determined based upon the fair value at the date

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

of grant, in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been adjusted to the following amounts for the year ended December 31, 2005:

2005

Net income	$2,193
Share-based employee compensation expense included in reported net income attributable to common stockholders	—
Share-based employee compensation expense determined under fair value based method for all awards	(1,729)

Pro forma net income	$464

Basic net income per share:
As reported	$0.10
Pro forma	$0.02
Diluted net income per share:
As reported	$0.09
Pro forma	$0.02

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair-value measure for recognition or disclosure purposes under GAAP. In addition, in February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both SFAS 157 and SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 and SFAS 159 will have, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interest. SFAS 160 is effective for the Company on January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of SFAS 160 will have, if any, on its consolidated financial statements.

Note 3 —	Acquisition of Minority Interest in The Outdoor Channel, Inc.

On September 8, 2004, we announced the completion of the acquisition of the remaining 17.6% minority interest in TOC by Outdoor Channel Holdings through (i) the merger of TOC with a newly-formed, wholly-owned subsidiary of Outdoor Channel Holdings, with TOC being the surviving corporation, and (ii) the exchange of each share of TOC common stock not previously held by Outdoor Channel Holdings or its subsidiaries for 0.65 shares of Outdoor Channel Holdings’ common stock (“the Merger”). In addition, each outstanding option to purchase one share of TOC common stock was exchanged for an option to purchase 0.65 shares of Outdoor Channel Holdings’ common stock.

Based on the exchange ratio, Outdoor Channel Holdings issued 3,070 shares of our common stock as well as options to purchase 4,012 additional shares on September 8, 2004.

As previously disclosed by us, in October 2004, we received notice from a TOC stockholder that the stockholder was exercising dissenters’ rights with respect to 144 previously outstanding TOC common shares. The dissenter submitted a written demand that TOC repurchase the dissenter’s shares. On March 8, 2005, the dissenter withdrew this demand and accepted 233 common shares of the Company in exchange for his 144 common shares of TOC. The number of shares exchanged reflects the exchange ratio. For accounting purposes, the dissenter’s shares have been deemed to have been exchanged as of September 8, 2004 and the cost of those shares has been recorded as additional goodwill.

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

The cost of the acquisition of the minority interest in TOC by Outdoor Channel Holdings was $54,985 based on the issuance at the closing of 3,070 shares of Outdoor Channel Holdings’ common stock (including the former dissenter’s shares) and the average closing price of $16.24 per share for a specified period before and after April 20, 2004, the last trading day before the public announcement of the material terms of the acquisition.

Based on the fair value of the assets that were acquired and liabilities that were assumed, the acquisition costs were allocated primarily to intangible assets principally $44,457 to goodwill, $10,573 to multi-system operators (‘MSO‘) relationships and $1,972 to advertising customer relationships.

The exchange of vested options by Outdoor Channel Holdings for vested options of TOC resulted in a charge to operations in the consolidated statement of operations on September 8, 2004 equal to the intrinsic value of the options issued on that date and a credit for the related income tax benefit. Outdoor Channel Holdings issued fully-vested options to purchase 3,687 shares in exchange for fully-vested options held by employees of TOC on

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

September 8, 2004. On that day, the market price of one share of common stock of Outdoor Channel Holdings was $14.00. As a result, the Company incurred a non-cash, non-recurring charge to operating expenses of $47,983 and recognized an income tax benefit of $15,017 or a net charge of $32,966.

Note 4 —	Subscriber Acquisition Fees

Subscriber acquisition fees, which are included in other assets as of December 31, 2007 and 2006, are comprised of the following:

	2007	2006

Subscriber acquisition fees, at cost	$2,445	$2,080
Accumulated amortization	(735)	(246)

Subscriber acquisition fees, net	$1,710	$1,834

Of the net balance at December 31, 2007, we expect $412 will be recognized as a reduction of subscriber fee revenue and $1,298 will be recognized as subscriber acquisition fee amortization expense in future periods. For the year ended December 31, 2007, $348 was charged to revenue and $141 was charged to expense. We expect to amortize the net balance as of December 31, 2007 as follows:

Years Ending December 31,	Amount

2008	$489
2009	489
2010	476
2011	256
2012	—

Total amortization	$1,710

For the years ended December 31, 2007 and 2006, we made cash payments of $365 and $1,673, respectively, relating to current subscriber acquisition fee obligations.

Note 5 —	Investments in Available-For-Sale Securities

The Company’s investments in marketable debt and equity securities are classified as available-for-sale and are recorded at fair value at the end of each period. Gross realized gains and losses on sales of securities during 2007 and all amounts related to such investments prior to the year ended December 31, 2007 were not material. Included in investments in available-for-sale securities at December 31, 2007 and 2006 are equity investments and auction-rate securities with short-term interest rates that generally can be reset every 28 days. The auction-rate securities have long-term maturity dates and provide us with enhanced yields. We had unrealized net holding gains (losses) on marketable equity securities at December 31, 2007 and 2006 of $(59) and $48, respectively, that are in accumulated other comprehensive income (loss).

The investments in available-for-sale securities are as follows:

	As of December 31,
	2007	2006

Auction-rate securities	$45,435	$41,250
Equity securities	720	894

Total available-for-sale securities	$46,155	$42,144

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

As of December 31, 2007, our investments included $45.4 million of high-grade (AAA/AA rated) auction-rate securities issued primarily by municipalities. The negative conditions in the global credit markets subsequent to year end have prevented some investors from liquidating their holdings, including their holdings of auction-rate securities. During February and March 2008, we were informed that there was insufficient demand at auction for 13 of our high-grade auction-rate securities, representing approximately $30.3 million. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. At this time, management has not concluded that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

We consider the yields we recognize from auction-rate securities and from cash held in our money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in other income as follows:

	2007	2006	2005

Interest income	$3,215	$2,611	$860
Dividend income	77	79	79

Total other income	$3,292	$2,690	$939

Note 6 —	Property, Plant and Equipment

Property, plant and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006

Land	$600	$600
Buildings and improvements	8,714	8,668
Equipment	6,827	6,587
Furniture and fixtures	119	134
Vehicles	528	632
Leasehold improvements	640	593

	17,428	17,214
Less accumulated depreciation	(5,796)	(4,720)

Totals	$11,632	$12,494

For the years ended December 31, 2007, 2006 and 2005, we recognized depreciation expense related to these assets of $2,157, $2,314, $1,633, respectively. Included in depreciation expense is amortization of capital leases of $0, $1 and $22, respectively.

Note 7 —	Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators arise. All of our other intangible assets are considered to have finite lives and are being amortized over their estimated useful lives.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of December 31, 2007 and 2006:

	December 31, 2007
		Accumulated
	Gross	Amortization	Net

Advertising customer relationships	$1,972	$1,719	$253
Trademark	219	159	60

Total intangible assets	$2,191	$1,878	$313

	December 31, 2006
		Accumulated
	Gross	Amortization	Net

Advertising customer relationships	$1,972	$1,226	$746
Trademark	219	145	74

Total intangible assets	$2,191	$1,371	$820

As of December 31, 2007, the weighted average amortization period for the above intangibles is 4.4 years. As of September 30, 2006, we deemed the MSO relationship asset to be fully impaired and correspondingly wrote-off the balance of $9,540 on that date.

Based on our most recent analysis, we believe that no impairment exists at December 31, 2007 with respect to our goodwill and other intangible assets.

Estimated future amortization expense related to intangible assets at December 31, 2007 is as follows:

Years Ending December 31,	Amount

2008	$268
2009	15
2010	15
2011	11
2012	4
Thereafter	—

Total	$313

Note 8 —	Lines of Credit

Bank Lines of Credit

On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. The Revolver provides that the interest rate shall be LIBOR plus 1.25% payable monthly. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash share-based employee compensation expense. As of December 31, 2007, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Covenant Violation

Because of the late filing of the Form 10-Q for the quarterly period ended September 30, 2007, we did not comply with two covenants under the Revolver. One requires us to submit interim financial statements no later than 60 days after the end of each fiscal quarter and the other, similarly, requires us to provide a certificate of compliance within that same 60 days. On December 18, 2007 we obtained a waiver from the Bank of these covenant violations. We filed on Form 10-Q for the quarterly period ended September 30, 2007 on February 1, 2008. There were no other covenant violations as of December 31, 2007.

Note 9 —	Commitments and Contingencies

From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

A summary of our contractual obligations as of December 31, 2007 (In thousands):

		Less Than			After
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating lease obligations	$8,953	$2,474	$4,209	$2,270	$—
Purchase obligations	9,930	8,063	1,279	588	—
Other long-term liabilities	1,880	1,004	876	—	—

Total	$20,763	$11,541	$6,364	$2,858	$—

We appointed Roger L. Werner, Jr. President of Outdoor Channel Holdings, Inc. and entered into an employment agreement (the “Agreement”) with him, which sets forth terms and provisions governing his employment as Chief Executive Officer and President. The Agreement has an initial term of three years beginning October 16, 2006, which will be automatically extended each year for an additional one year term unless the other party provides written notice of non-renewal at least 60 days prior to the date of automatic renewal. The Agreement may be terminated at any time by either party with or without cause. The agreement contains provisions for severance payments in the event that the Company terminates Mr. Werner’s employment without “Cause” (as defined in the Agreement) or Mr. Werner resigns for “Good Reason” (as also defined in the Agreement). Mr. Werner’s annual salary was $300 and he received a bonus of $115 in 2007.

Operating Leases

We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2012. Generally, the most significant leases are satellite leases that require escalating rental payments. Rent expense is recognized on a straight-line basis over each lease term. The excess of the expense accrued over the amounts currently payable is reflected as deferred obligations in the accompanying consolidated balance sheets.

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rental payments are $17 with a 3% per year escalator clause.

Rent expense, including rent paid to Musk Ox Properties, LP, aggregated to approximately $2,877, $2,981 and $2,962 in the years ended December 31, 2007, 2006 and 2005, respectively.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2007 are as follows:

Years Ending December 31,	Amount

2008	$2,474
2009	2,142
2010	2,068
2011	1,819
2012	450
Thereafter	—

Total	$8,953

Note 10 —	Income Taxes

The components of the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Current:
Federal	$40	$—	$(1,742)
State	3	2	67

Total current	43	2	(1,675)

Deferred:
Federal	1,411	(3,050)	2,837
State	264	(828)	298

Total deferred	1,675	(3,878)	3,135

Totals	$1,718	$(3,876)	$1,460

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 were related to the following:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$4,542	$6,052
Share-based compensation	5,106	4,904
Deferred revenues	97	791
Other accrued liabilities	117	99
Alternative minimum tax credit	95	113
Programming costs	348	366
Capital loss carryover	251	—
Other	397	284

Subtotal	10,953	12,609
Less: Valuation allowance	(251)	—

	$10,702	$12,609

Deferred tax liabilities:
Fixed assets	(532)	(229)
Intangible assets	(95)	(298)
Other	(44)	(130)

	(671)	(657)

Deferred tax assets, net	$10,031	$11,952

As of December 31, 2007, we have a U.S. Federal net operating loss carryforward of approximately $12,109 and a California net operating loss carryforward of approximately $17,024. Expiration of these carryforwards will commence in 2015 for California and 2025 for Federal. The alternative minimum tax credit of $95 does not expire. We recognized a capital loss of $739 resulting from the sale of the Membership Division. As we do not believe it is more likely than not to realize a benefit for the capital loss, a valuation allowance has been established against the entire capital loss carryforward. The Company believes it is more likely than not that the benefit associated with the deferred tax assets resulting from net operating loss carryforwards and other deferred tax assets will be ultimately realized based on its assessment of future taxable income during the periods in which the net operating losses remain available.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The provision (benefit) for income taxes from continuing operations reflected in the accompanying consolidated statements of operations is different than that computed based on the applicable statutory Federal income tax rate of 34% in 2007, 2006 and 2005 as shown below:

	2007	2006	2005

Federal income tax provision (benefit) at statutory income tax rate	$(55)	$(3,792)	$1,222
State taxes, net of federal benefit	177	(397)	220
Non-deductible expense	21	273	35
Share-based compensation	1,200	—	—
Valuation allowance	251	—	—
Other	124	40	(17)

Income tax provision (benefit)	$1,718	$(3,876)	$1,460

Gross unrecognized tax benefits as of December 31, 2007 are as follows:

Gross unrecognized tax benefits as of January 1, 2007	$1,136
Increases in tax positions for prior years	173
Decreases in tax positions for prior years	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits as of December 31, 2007	$1,309

All of the unrecognized tax benefits at January 1, 2007 and December 31, 2007 would affect the effective tax rate if recognized, offset by approximately $445 related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in the United States and various state and local tax jurisdictions. We are no longer subject to U.S. Federal examinations for years prior to 2004, and with few exceptions we are no longer subject to state and local tax examinations for years prior to 2003.

Note 11 —	Stock Incentive Plans

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) using the modified prospective transition method. This method requires compensation cost to be recognized in the financial statements over the service period for the fair value of all awards granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption and requires that prior periods not be restated. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. Outstanding options generally vest over a period from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any RSUs or SARs. Prior to September 30, 2006 we had not awarded any performance units but did so in the fourth quarter of 2006.

We have four stock option plans: 1995 Stock Option Plan (“1995 Plan”), Long-Term Incentive Plan (“LTIP Plan”), Non-Employee Director Stock Option Plan (“NEDSOP”) and we assumed, on September 8, 2004, TOC’s 1997 Stock Option Plan (“1997 Plan”). No more options can be issued under the 1995, 1997 or NEDSOP Plans. We also may grant stock options that are not covered under any of the stock option plans, with appropriate shareholder

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

approvals. Options and stock grants are subject to terms and conditions as determined by our Board of Directors. Stock option grants are generally exercisable in increments of 25% during each year of employment beginning three months to one year from the date of grant. Generally, stock options expire five years from the date of grant. Options issued under our NEDSOP Plan are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% are vested. These options generally have 10 year lives.

Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding on the total compensation the employees have realized as a result of the vesting of these shares. In 2007, approximately 94 shares were repurchased with a market value of approximately $823.

1995 Stock Option Plan (“1995 Plan”).  There are 1,250,000 shares of common stock reserved for issuance under the 1995 Plan. Options granted under the 1995 Plan typically expire 5 years from the date of grant. These options generally vest equally over four years beginning three months to one year from the grant date. As of December 31, 2007, options to purchase 64,375 shares of common stock were outstanding and no further option grants can be issued under this plan.

Long-Term Incentive Plan (“LTIP Plan”).  During 2005 through 2007, all options to purchase common stock, restricted stock awards, and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP plan do not expire, but are surrendered upon termination of employment. These awards generally vest over three to five years, however, some awards vest monthly. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 3,250,000 shares of common stock reserved for issuance under the LTIP Plan. As of December 31, 2007, options to purchase 665,000 shares of common stock, 697,123 restricted shares, and 700,000 performance unit shares were outstanding. There were 937,603 shares of common stock available for future grant as of December 31, 2007.

Non-Employee Director Stock Option Plan (“NEDSOP”).  Under the NEDSOP, nonqualified stock options to purchase common stock were granted to two of our non-employee directors during periods of their appointment. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. If an option is surrendered or ceases to be exercisable, the shares continue to be available for future grant. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of December 31, 2007, options to purchase 250,000 share of common stock were outstanding and no further option grants can be issued under this plan.

1997 Stock Option Plan (“1997 Plan”).  Under the 1997 Plan, which was assumed on September 8, 2004, options to purchase common stock were previously granted to TOC directors and employees resulting in 4,012,125 shares of common stock being issued. As of December 31, 2007, no options to purchase common stock were outstanding and no future options were available for grant.

Other or Outside of Plan Option stock grants can be granted that are not covered under any of the stock option plans with appropriate shareholder approval. During 2003 and 2004, two grants were awarded outside of the other plans. There are 462,500 shares of nonqualified stock options to purchase common stock authorized. Options granted outside of the other plans generally vest on a quarterly or annual basis and expire 5 years from the date of the grant. As of December 31, 2007, options to purchase 462,500 shares of common stock were outstanding.

We expense awards at the earliest of their vesting schedule or pro rata on a straight line basis over the requisite service period and have not capitalized any share-based compensation to any of our assets.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following tables summarize share-based compensation expense for the year ended December 31, 2007 and 2006:

	December 31,
	2007	2006

Nature of Award:
Restricted stock	$1,975	$686
Options	1,701	3,400
Performance units	6,584	2,406

Total share-based compensation expense	$10,260	$6,492

	December 31,
	2007	2006

Classification of Compensation Expense:
Cost of services:
Production and operations	$263	$197
Other expenses:
Selling, general and administrative	9,997	6,295

Total share-based compensation expense	$10,260	$6,492

During 2007, one employee transitioned to an independent service provider. As of the transition date, the fair value of these stock options was estimated to be $0.47 per share. We granted 505 employee stock options during 2006 which had a weighted average fair value estimated to be $5.20 per share.

The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.9 — 5.0%	4.3 — 4.9%	3.7 — 4.2%
Dividend yield	0.0%	0.0%	0.0%
Weighted average expected life	0.8 years	3.3 — 3.8 years	3.8 — 5.1 years
Expected volatility	39.2 — 39.5%	48.7 — 58.9%	37.7%
Weighted average volatility factor	39.4%	53.1%	37.7%

The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. We have not paid dividends in the past and do not plan to pay any dividends in the future.

Issuances of Common Stock by the Company

During the twelve month periods ended December 31, 2007, 2006 and 2005 we received cash from the exercise of options as follows:

	2007	2006	2005

Number of options exercised	975	768	2,448
Cash proceeds	$1,195	$913	$2,734
Tax benefit from options exercised	$2,376	$1,463	$868

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

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

Stock Options

A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of December 31, 2007 and the changes in options outstanding are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
	(In thousands)			(In thousands)

Outstanding at January 1, 2005	5,630	$4.12
Granted	385	14.60
Exercised	(2,448)	1.12
Forfeited	(3)	6.14
Expired	—	—

Outstanding at December 31, 2005	3,564	7.31
Granted	505	12.40
Exercised	(768)	1.19
Forfeited	(24)	13.07
Expired	(5)	14.55

Outstanding at December 31, 2006	3,272	9.48
Granted	—	—
Exercised	(975)	1.23
Forfeited	(448)	14.06
Expired	(407)	13.60

Outstanding at December 31, 2007	1,442	$12.48	2.72	$1

Vested and expected to vest at December 31, 2007	1,439	$12.48	2.72	$1

Exercisable at December 31, 2007	1,178	$12.41	2.59	$1

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Additional information regarding options outstanding for all plans as of December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(In thousands)			(In thousands)

$ 6.14 — $10.19	12	2.79	$9.55	4	$8.45
$11.60 — $11.60	500	0.87	11.60	500	11.60
$12.10 — $12.10	300	3.79	12.10	180	12.10
$12.11 — $12.80	345	5.29	12.56	285	12.61
$13.90 — $14.95	260	1.78	14.32	186	14.27
$15.75 — $15.75	25	1.44	15.75	23	15.75

Total	1,442	2.72	$12.48	1,178	$12.41

The weighted average grant-date fair values of options granted during the year ended December 31, 2006 and 2005 were $5.19 per share and $5.47 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2007, 2006 and 2005 was $7,886, $8,028 and $31,014, respectively.

Restricted Stock

A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of December 31, 2007 and the changes in restricted shares outstanding are summarized as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Nonvested at January 1, 2005	75	$13.90
Granted	75	14.91
Vested	(15)	13.90
Forfeited	(8)	14.95

Nonvested at December 31, 2005	127	14.43
Granted	245	12.12
Vested	(37)	13.70
Forfeited	(21)	14.10

Nonvested at December 31, 2006	314	12.73
Granted	538	9.41
Vested	(99)	12.31
Forfeited	(56)	12.46

Nonvested at December 31, 2007	697	$10.25

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of December 31, 2007 are as follows:

	As of December 31, 2007
		Weighted Average
	Expense Yet	Remaining
	to be	Requisite Service
	Recognized	Periods

Stock options	$2,505	1.84 years
Restricted stock	6,025	2.82 years

Total	$8,530	2.53 years

Additional Required Disclosures Related to Employee Performance Units

The fair value of each performance unit granted by us in 2006 (none were granted in prior years) was estimated on the date of grant using a Monte Carlo model assuming equity returns, continuously compounded, following a normal distribution pricing model with the following assumptions and determinations:

	First Award	Second Award

Risk-free interest rate	4.8%	4.8%
Dividend yield	0.0%	0.0%
Closing per share price on grant date	$12.10	$12.10
Expected volatility	54.0%	72.9%
Estimated service period	7.2 months	13.3 months
Fair value of one common share	$11.29	$11.19

Expected volatilities are based on historical volatility of our stock. The risk-free rate is based on a U.S. government bond benchmark with a maturity date corresponding to the performance unit’s life.

Note 12 —	Related Party Transactions

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalator clause. On April 24, 2007, in conjunction with the sale of the Membership Division, which resulted in our occupying less space, we amended the lease and the monthly rent payment was reduced to $17 per month through the end of 2007 with a 3% per year escalator clause thereafter. We paid Musk Ox Properties, LP approximately $254, $349, and $251 in the year ended December 31, 2007, 2006 and 2005, respectively. We recognized rent expense related to this lease of $266, $371 and $251 in the year ended December 31, 2007, 2006 and 2005, respectively.

We have engaged Narrowstep, Inc. to assist us in developing our broadband capabilities. Roger L. Werner, Chief Executive Officer, is a shareholder and member of the board of directors of Narrowstep. During the year ended December 31, 2007, we paid Narrowstep $47. Our contract contemplates a total expenditure of approximately $75 over its life which expires on April 15, 2008. We believe the terms of the contract reflect market rates for similar services.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

On April 24, 2007, we sold the Membership Division to Thomas Massie, who is a principal stockholder and director of the Company.

Note 13 —	Discontinued Operations

In April 2007 our Board of Directors, after considering reports of consultants and on-going analysis of management, decided that the operations of the Membership Division, comprised of Gold Prospector’s Association of America, LLC and LDMA-AU, Inc., was no longer strategic to the core business of Outdoor Channel Holdings. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to the Membership Division’s assets and liabilities classifying them as assets and liabilities of discontinued operations. The sale of the Membership Division was for its net asset value and accordingly we have not adjusted its carrying value.

Prior to June 30, 2007, we had reported separate segment information in our filings for the operations of TOC and Membership Division in the same format as reviewed by our Chief Operating Decision Maker. Due to the discontinued operations of the Membership Division, we operate in a single segment.

The results of the Membership Division are as follows:

	Year Ended December 31,
	2007	2006	2005

Revenue	$1,632	$5,703	$5,200
Income (loss) from operations	73	441	98
Income (loss) from discontinued operations, net of tax	$1	$289	$60

A summary of the components of assets and liabilities of discontinued operations on our consolidated balance sheet as of December 31, 2006 are as follows:

December 31,
2006

Assets held for sale:
Current assets	$1,344
Property, plant and equipment, net	3,352
Deposits and other assets	38

Total assets of discontinued operations	$4,734

Liabilities of discontinued operations:
Current liabilities	$463
Deferred revenue, net of current portion	1,362

Total liabilities of discontinued operations	1,825

Net assets of discontinued operations	$2,909

Note 14 —	Fair Value of Financial Instruments and Concentration of Credit Risk

Our material financial instruments consist of cash and cash equivalents, investments in available-for-sale securities, accounts receivable, and accounts payable and accrued expenses. The carrying amounts of our financial instruments generally approximated their fair values at December 31, 2007 and 2006. See Note 5 for discussion of fair value of available-for-sale securities.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, available-for-sale securities, and accounts receivable. We reduce credit risk by placing our temporary cash investments with major financial institutions with high credit ratings. At December 31, 2007, we had cash and cash equivalents of approximately $3,241 with major financial institutions in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation or a surety bond.

We reduce credit risk related to accounts receivable by routinely assessing the financial strength of our customers. We maintain an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses. As of December 31, 2007, we had no single customer that accounted for 10% or more of our account receivable balance.

Changes in our allowance for doubtful accounts were as follows:

	Balance at	Additions		Balance
	Beginning	Charged		at End
	of Year	to Expense	Deductions	of Year

Year-ended December 31, 2007	$180	$219	$(159)	$240
Year-ended December 31, 2006	266	85	(171)	180
Year-ended December 31, 2005	197	205	(136)	266

Note 15 —	401(k) Savings Plan

We maintain a 401(k) Plan (the “401(k) Plan”) which includes a discretionary match provision. We make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee up to statutory maximums. During 2007, 2006 and 2005, we incurred total charges of approximately $105, $120 and $109 for employer matching contributions, respectively.

Note 16 —	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2007	2006

Trade accounts payable	$1,498	$1,006
Accrued payroll and related expenses	507	629
Estimated make-good accrual	296	590
Accrued expenses	1,857	540

Total	$4,158	$2,765

Note 17 —	Restatement of Consolidated Financial Statements

2005 Opening Balance Sheet

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The accounting treatment resulting from this reassessment for our current reporting periods only affect carrying values in our balance sheets and we do not believe that the effects of these adjustments are sufficiently material to require us to amend any of our previously filed financial statements because they do not materially impact those financial statements quantitatively or qualitatively. We believe this approach is consistent with the principles of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The balances in our financial statements have been adjusted accordingly.

2006

We have reviewed the accounting treatment of certain transactions and account balances as of December 31, 2006 and have identified certain errors related to previously recorded transactions including, as previously disclosed:

•	Accounting for equity awards to employees and non-employees;

•	certain revenue cutoff issues which generally result in intra-period timing fluctuations;

•	accounting for the cost escalation provisions related to the terms of the lease of our headquarters; and

•	adjustment to the estimated useful life of our leasehold improvements to match the terms of our lease of our headquarters.

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

THE EFFECTS ON THE CONSOLIDATED STATEMENTS OF OPERATIONS

As a result of the restatement, the unaudited consolidated statements of operations for year ended December 31, 2006 changed as follows:

	As Originally
	Reported and
	Adjusted for
	Discontinued
	Operations	As Restated	Change

For the year ended December 31, 2006
Advertising revenue	$25,157	$25,034	$(123)
Total revenues	42,819	42,720	(99)
Programming	8,321	8,320	(1)
Production and operations	4,078	4,046	(32)
Other direct costs	66	67	1
Total cost of services	15,015	14,983	(32)
Advertising expense	7,010	7,010	—
Selling, general and administrative	22,418	21,898	(520)
Depreciation and amortization	2,962	2,887	(75)
Total other expenses	41,930	41,335	(595)
Loss from operations	(14,126)	(13,598)	528
Interest expense	245	245	—
Other income	2,690	2,690	—
Loss from continuing operations before income taxes	(11,681)	(11,153)	528
Income tax provision (benefit)	(4,067)	(3,876)	191
Net loss	(7,325)	(6,988)	337
Earnings (loss) per common share:
Basic from continuing operations	$(0.31)	$(0.30)	$0.01
Diluted from continuing operations	$(0.31)	$(0.30)	$0.01
Basic earnings per common share	$(0.30)	$(0.28)	$0.02
Diluted earnings per common share	$(0.30)	$(0.28)	$0.02
Weighted average number of basic common shares	24,556	24,556	—
Weighted average number of diluted common shares	24,556	24,556	—

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

THE EFFECTS ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

As a result of the restatement, the unaudited consolidated statements of cash flows for year ended December 31, 2006 changed as follows:

	As Originally
	Reported and
	Adjusted for
	Discontinued
	Operations	As Restated	Change

For the year ended December 31, 2006
Net loss	$(7,325)	$(6,988)	$337
Depreciation and amortization	2,962	2,887	(75)
Share-base employee and service provider compensation	7,066	6,492	(574)
Deferred tax provision (benefit), net	(3,913)	(3,648)	265
Change in:
Accounts receivable	(1,535)	(1,635)	(100)
Deferred obligations	49	71	22
Accounts payable	64	89	25
Net cash provided by operating activities of continuing operations	5,399	5,400	1
Net increase in cash and cash equivalents	(3,446)	(3,446)	—
Cash and cash equivalents, beginning of period	17,672	17,672	—
Cash and cash equivalents, end of period	$14,226	$14,226	$—

Note 18 —	Quarterly Financial Information (Unaudited)

Summarized unaudited operating data for each of the quarters in the years ended December 31, 2007 and 2006 follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

2007
Revenue	$11,106	$11,409	$12,656	$11,730
Income (loss) from operations	(1,932)	(1,056)	583	(1,036)
Net income (loss)	(727)	(1,070)	1,498	(1,579)
Earnings (loss) per common share:
Basic	$(0.03)	$(0.04)	$0.06	$(0.06)
Diluted	$(0.03)	$(0.04)	$0.06	$(0.06)

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
				(As Restated)

2006
Revenue	$9,967	$9,852	$11,157	$11,744
Income (loss) from operations	(884)	(679)	(8,740)	(3,295)
Net income (loss)	(152)	137	(5,299)	(1,674)
Earnings (loss) per common share:
Basic	$(0.01)	$0.01	$(0.21)	$(0.07)
Diluted	$(0.01)	$0.01	$(0.21)	$(0.07)

Note 19 —	Subsequent Events (Unaudited)

As described in more detail in Note 5 above, thirteen of our high-grade auction-rate securities failed to reset at auction during February and March 2008 because of insufficient demand. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may also be required to adjust the carrying value of these investments if we determine in the future that their values have become impaired.

In February 2008, the Company entered into a Supplemental Compensation Agreement with its Chief Executive Officer, Mr. Roger L. Werner, providing for an increase in Mr. Werner’s base annual salary from $300 to $450, effective February 4, 2008, and an increase from $450 to $500, effective October 16, 2008. The Supplemental Compensation Agreement also provides for target annual incentive bonuses for Mr. Werner of not less than $225 and not less than $250 for 2008 and 2009, respectively. In addition, under the terms of the Supplemental Compensation Agreement, Mr. Werner is eligible to receive up to $950 for the renewal of seven major affiliation agreements on commercially reasonable terms. Mr. Werner is also eligible to receive an incentive bonus for incremental growth of the Company’s subscriber base over the existing base as reported by all companies distributing the Outdoor Channel in their December 2007 reports as follows: $300 for each incremental increase of 1 million paying subscribers, or portion thereof, for up to 5 million incremental subscribers; $400 for each incremental increase of 1 million paying subscribers, or portion thereof, for between 5 million and 10 million incremental subscribers; and $500 for each incremental increase of 1 million paying subscribers, or portion thereof, for incremental subscribers in excess of 10 million, with no maximum amount. Further, Mr. Werner is entitled to receive a cash bonus of 5% of the annual increase in advertising revenue from continuing operations of Outdoor Channel compared to the prior year, for both 2008 and 2009.

On March 14, 2008, the Company entered into a Rule 10b5-1 stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will commence April 15, 2008 and will cease upon the earlier of November 30, 2008 or completion of the program.

* * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that our system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, the end of the period covered by this report. Based on this evaluation, we have concluded that as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2007.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of this evaluation with the Audit Committee of our Board of Directors, and based on this evaluation, management determined that as of December 31, 2007 four material weaknesses existed. These material weaknesses related to our financial statement close process (including supervision and review of complex accounting and disclosure requirements as well as evaluating accounting obligations inherent in contractual agreements); inadequate controls surrounding accounting for share-based awards to employees and non-employees; inadequate controls related to income taxes; and inadequate staffing and lack of financial expertise within the finance and accounting departments. These deficiencies have not been remediated as of December 31, 2007, the date of this report. The independent registered public accounting firm that audited our financial statements included in this annual report, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting.

Notwithstanding the existence of these material weaknesses, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. Until these deficiencies are remediated, management has concluded that there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that these control deficiencies constitute material weaknesses. Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007 based on the criteria in Internal Control — Integrated Framework.

Remediation plan for material weaknesses in internal control over financial reporting.  The lack of staff resources, deficiencies in our financial statement close process (including supervision and review of complex accounting and disclosure requirements as well as evaluating accounting obligations inherent in contractual agreements), deficiencies in controls surrounding income taxes, share-based awards and the lack of financial expertise arose as a result of several issues including time constraints imposed on the accounting staff as a result of key financial accounting employee turnover and our inability to timely fill these accounting and financial-related positions with qualified personnel. Our management, with the oversight of our Audit Committee, has devoted considerable effort in remediating the material weaknesses identified above. However, as of December 31, 2007, we had not remediated the material weaknesses in our internal control over financial reporting.

We have recently filled certain key positions within the accounting department and hired an individual to take the position of Chief Accounting Officer in October 2007. In addition, we have implemented accounting software that will enhance our capabilities across many accounting disciplines, particularly as it relates to share-based compensation, and we will more fully develop the technical expertise of our existing staff. We have hired additional CPAs to bolster our U.S. GAAP expertise and supplemented our current procedures in the area of income taxes during the fourth quarter.

Many of the remedial actions we have taken are very recent, and other remedial actions are currently being implemented including the training of recently hired accounting staff. Because our remediation efforts include the training of additional personnel, many of the controls in our current system of internal controls will still rely extensively on manual review and approval and management will not be able to conclude that the material weaknesses have been eliminated until such additional personnel have been fully engaged and remediating controls have been successfully placed in operation and tested. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate.

Changes in internal control over financial reporting.  Other than as noted above, during the quarter ended December 31, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to the date referred to above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited Outdoor Channel Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Outdoor Channel Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (i) inadequate controls within the financial statement closing and reporting process; (ii) inadequate controls surrounding the accounting for share-based payments; (iii) inadequate controls over the income tax accounting process, and (iv) inadequate staffing and lack of financial expertise within the finance and accounting departments. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 14, 2008, on those financial statements.

In our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Outdoor Channel Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

/s/ Ernst & Young LLP

Los Angeles, California
March 14, 2008

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

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
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted as the information is not required, is not material or is otherwise provided.

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits

Exhibit
Number		Description

2.1		Amended and Restated Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated as of April 20, 2004, as amended and restated as of May 12, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference).
2.2		Agreement and Plan of Merger between Outdoor Channel Holdings, Inc., a Delaware corporation, and Outdoor Channel Holdings, Inc., an Alaska corporation, dated as of September 8, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
3.1		Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
3.2		By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
4.1		Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above).
10.1		Letter of intent dated August 27, 1993, regarding the proposed acquisition of Gold Prospector’s Association of America, Inc. by the Company (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).
10.2		Agreement and Plan of Reorganization dated February 13, 1995, by and between the Registrant and Gold Prospector’s Association of America, Inc. (filed as Exhibit B to the Company’s Form 8-K dated February 13, 1995 and incorporated herein by reference).
10	.3*	Form of Indemnification Agreement between Outdoor Channel Holdings, Inc. and its directors and certain executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.4		Revolving Credit Agreement and related agreements by and between the Company and U.S. Bank N.A. dated September 30, 2004 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10	.5*	1995 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference).
10	.6*	Form of Stock Option Agreement pursuant to the Company’s 1995 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.7*	The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.8*	Form of Stock Option Agreement pursuant to The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.9*	Non-Statutory Stock Option Plan and Agreement, dated as of November 13, 2003, by and between the Company and William A. Owen, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.10*	Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.11*	Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit
Number		Description

10	.12*	2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.13*	Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10	.14*	Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.15		Omitted.
10	.16*	Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended March 31, 2005 and incorporated herein by reference).
10	.17*	Selling Stockholders Registration Rights Agreement, dated as of June 27, 2005, among Outdoor Channel Holdings, Inc. and the selling stockholders who are a party (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 28, 2005 and incorporated herein by reference).
10.18		Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated October 18, 2005 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10.19		Term Loan Agreement and related agreements by and between 43455 BPD, LLC and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10.20		Term Loan Agreement and related agreements by and between the Company and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10	.21*	Optionholders Registration Rights Agreement by and among the Company, Ray V. Miller and Elizabeth J. Sanderson dated as of December 5, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2005 and incorporated herein by reference).
10	.22*	Lease by and between the Company and Musk Ox Properties, L.P. dated as of January 1, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10	.23*	Employment Agreement with Roger L. Werner, Jr., effective as of October 16, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).
10	.24*	Form of Performance Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).
10	.25*	Amendment of Employment Agreement with Roger L. Werner, Jr., effective as of November 9, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2006 and incorporated herein by reference).
10.26		Separation Agreement and Release between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated December 21, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).
10.27		Consulting Agreement between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated January 2, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).
10	.28*	Form of Change of Control Severance Agreement, as revised and filed herewith.
10.29		Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated as of September 21, 2007 (filed as Exhibit 10.29 to the Company’s Form 10-Q dated February 1, 2008 and incorporated herein by reference).
10.30		Purchase Agreement by and between The Gold Business, LLC, Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated April 24, 2007 (filed as Exhibit 10.1 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).

Exhibit
Number		Description

10.31		First Amendment to Lease dated April 24, 2007, by and between Musk Ox Properties, L.P. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).
10.32		Separation Agreement and Release between Outdoor Channel Holdings, Inc. and Mr. William A. Owen dated December 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference).
10.33		Consulting Agreement between Outdoor Channel Holdings, Inc. and Mr. William A. Owen dated as of December 15, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference).
21.1		Subsidiaries of Registrant
23.1		Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
31.1		Certification by Chief Executive Officer
31.2		Certification by Chief Financial Officer
32	.1**	Section 1350 Certification by Chief Executive Officer
32	.2**	Section 1350 Certification by Chief Financial Officer

*	Designates a management contract or compensatory plan or arrangement.

**	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

By:	/s/ Roger L. Werner, Jr.
Roger L. Werner, Jr.,
Chief Executive Officer and President
Dated: March 17, 2008

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Roger L. Werner, Jr. or Shad L. Burke, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof. This power of attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which taken together shall constitute one instrument.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Perry T. Massie Perry T. Massie	Chairman of the Board, Director	March 17, 2008

/s/ Roger L. Werner. Jr. Roger L. Werner. Jr.	Chief Executive Officer and President (Principal Executive Officer), Director	March 17, 2008

/s/ Shad L. Burke Shad L. Burke	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 17, 2008

Thomas H. Massie	Vice Chairman of the Board, Director	March 17, 2008

/s/ Ajit M. Dalvi Ajit M. Dalvi	Director	March 17, 2008

/s/ David D. Kinley David D. Kinley	Director	March 17, 2008

/s/ David C. Merritt David C. Merritt	Director	March 17, 2008

/s/ Michael L. Pandzik Michael L. Pandzik	Director	March 17, 2008

/s/ T. Bahnson Stanley T. Bahnson Stanley	Director	March 17, 2008