Form 10-Q
period 2008-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2008-05-09
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 7, 2008
Common Stock, $0.001 par value	27,174,157

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For The Period Ended March 31, 2008
* * *

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,397	$25,260
Investments in available-for-sale securities	27,449	46,155
Accounts receivable, net of allowance for doubtful accounts of $679 and $240	8,076	8,299
Income tax refund receivable	229	224
Deferred tax assets, net	705	705
Prepaid programming costs	3,176	3,522
Other current assets	2,108	1,175

Total current assets	81,140	85,340

Property, plant and equipment, net	11,263	11,632
Amortizable intangible assets, net	225	313
Goodwill	43,160	43,160
Investments in auction-rate securities	5,115	—
Deferred tax assets, net	9,605	9,326
Deposits and other assets	1,870	1,930

Totals	$152,378	$151,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,951	$4,158
Accrued severance payments	75	257
Deferred revenue	192	261
Current portion of deferred obligations	179	143
Customer deposits	12	14

Total current liabilities	5,409	4,833

Accrued severance payments, net of current portion	17	22
Deferred obligations	248	269

Total liabilities	5,674	5,124

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 27,170 and 26,870 shares issued and outstanding	27	27
Additional paid-in capital	176,418	175,570
Accumulated other comprehensive income (loss)	1	(59)
Accumulated deficit	(29,742)	(28,961)

Total stockholders’ equity	146,704	146,577

Totals	$152,378	$151,701

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Advertising	$7,631	$6,357
Subscriber fees	4,049	4,749

Total revenues	11,680	11,106

Cost of services:
Programming	1,923	1,471
Satellite transmission fees	626	596
Production and operations	1,861	1,370
Other direct costs	97	38

Total costs of services	4,507	3,475

Other expenses:
Advertising	538	714
Selling, general and administrative	7,617	8,200
Depreciation and amortization	615	649

Total other expenses	8,770	9,563

Loss from operations	(1,597)	(1,932)

Interest and other income, net	538	703

Loss from continuing operations before income taxes	(1,059)	(1,229)

Income tax benefit	(278)	(466)

Loss from continuing operations	(781)	(763)

Income from discontinued operations, net of tax	—	36

Net loss	$(781)	$(727)

Basic earnings (loss) per common share data:
From continuing operations	$(0.03)	$(0.03)

From discontinued operations	$—	$—

Basic earnings per common share	$(0.03)	$(0.03)

Diluted earnings (loss) per common share data:
From continuing operations	$(0.03)	$(0.03)

From discontinued operations	$—	$—

Diluted earnings per common share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic	26,133	25,272

Diluted	26,133	25,272

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2008
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2007	26,870	$27	$175,570	$(59)	$(28,961)	$146,577

Comprehensive income:
Net loss	—	—	—	—	(781)	(781)
Change in fair value of available-for-sale securities, net of taxes of $31	—	—	—	60	—	60

Total comprehensive loss	—	—	—	—	—	(721)

Issuance of restricted stock and performance shares to employees and service providers for services to be rendered, net of forfeited shares	309	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	912	—	—	912

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(9)	—	(64)	—	—	(64)

Balance, March 31, 2008	27,170	$27	$176,418	$1	$(29,742)	$146,704

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(781)	$(727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations	—	(36)
Depreciation and amortization	615	649
Amortization of subscriber acquisition fees	122	116
Gain on sale of equipment	(5)	—
Loss on sale of available-for-sale securities	44	—
Other-than-temporary impairment on auction-rate securities	260	—
Provision for doubtful accounts	277	55
Share-based employee and service provider compensation	912	3,780
Deferred tax provision (benefit), net	(279)	(446)

Changes in operating assets and liabilities:
Accounts receivable	(54)	(33)
Income tax refund receivable	(5)	2,077
Prepaid programming costs	346	247
Other current assets	(933)	40
Deposits and other assets	(62)	(185)
Accounts payable and accrued expenses	933	530
Deferred revenue	(69)	(79)
Customer deposits	(2)	(41)
Accrued severance payments	(187)	(60)
Deferred obligations	15	(9)

Net cash provided by operating activities	1,147	5,878

Investing activities:
Purchases of property, plant and equipment	(308)	(217)
Proceeds from sale of equipment	15	—
Purchases of available-for-sale securities	(27,176)	(16,726)
Proceeds from sale of available-for-sale securities	40,523	27,280

Net cash provided by investing activities	13,054	10,337

Financing activities:
Proceeds from exercise of stock options	—	446
Purchase of treasury stock	(64)	(167)

Net cash (used in) provided by financing activities	(64)	279

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(247)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in financing activities of discontinued operations	—	—

Net cash used in discontinued operations	—	(247)

Net increase in cash and cash equivalents	14,137	16,247
Cash and cash equivalents, beginning of period	25,260	14,226

Cash and cash equivalents, end of period	$39,397	$30,473

Supplemental disclosure of cash flow information:

Income taxes paid	$5	$1

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$60	$(1)

Property, plant and equipment costs incurred but not paid	$30	$96

Retirement of treasury stock	$(64)	$167

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data)
NOTE 1—ORGANIZATION AND BUSINESS
Description of Operations
Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Gold Prospector’s Association of America, LLC. and LDMA-AU, Inc., which previously made up our Membership Division, were sold in April 2007 (see Note 10). Outdoor Channel Holdings, Inc. wholly owns Gold Prospector’s Association of America, Inc. (“GPAA”) which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and its results of operations and cash flows for the three months ended March 31, 2008 and 2007. Pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel, subscriber fees paid by cable and satellite service providers that air Outdoor Channel.
NOTE 2—STOCK INCENTIVE PLANS
We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payments” (“SFAS 123R”) which requires the measurement and recognition of compensation expense to be recognized in the financial statements over the service period for the fair value of all awards granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. Outstanding options generally vest over a period from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any RSUs or SARs but have awarded performance units.
We have three stock option plans: 1995 Stock Option Plan (“1995 Plan”), 2004 Long-Term Incentive Plan (“LTIP Plan”) and Non-Employee Director Stock Option Plan (“NEDSOP”). No more options can be issued under the 1995 or NEDSOP Plans. We also may grant stock options that are not covered under any of the stock option plans, with appropriate shareholder approvals. Options and stock grants are subject to terms and conditions as determined by our Board of Directors. Stock option grants are generally exercisable in increments of 25% during each year of employment beginning three months to one year from the date of grant. Generally, stock options expire five years from the date of grant. Options issued under our NEDSOP Plan are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% are vested. These options generally have 10 year lives.

Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding on the total compensation the employees have realized as a result of the vesting of these shares. During the three months ended March 31, 2008, approximately 9 shares were repurchased with a market value of approximately $64.
1995 Stock Option Plan (“1995 Plan”). There are 1,250,000 shares of common stock reserved for issuance under the 1995 Plan. Options granted under the 1995 Plan typically expire 5 years from the date of grant. These options generally vest equally over four years beginning three months to one year from the grant date. As of March 31, 2008, options to purchase 64,375 shares of common stock were outstanding and no further option grants can be issued under this plan.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through March 31, 2008, all options to purchase common stock, restricted stock awards, and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest over three to five years, however, some awards vest monthly. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 3,250,000 shares of common stock reserved for issuance under the LTIP Plan. As of March 31, 2008, options to purchase 605,000 shares of common stock, 977,387 restricted shares, and 700,000 performance unit shares were outstanding. There were 688,803 shares of common stock available for future grant as of March 31, 2008.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. If an option is surrendered or ceases to be exercisable, the shares continue to be available for future grant. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of March 31, 2008, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.
Other or Outside of Plan Option stock grants can be granted that are not covered under any of the stock option plans with appropriate shareholder approval. There are 462,500 shares of nonqualified stock options to purchase common stock authorized. Options granted outside of the other plans generally vest on a quarterly or annual basis and expire 5 years from the date of the grant. As of March 31, 2008, options to purchase 462,500 shares of common stock were outstanding.
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
The following tables summarize share-based compensation expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Nature of Award:
Restricted stock	$809	$235
Options	103	695
Performance units	—	2,850

Total share-based compensation expense	$912	$3,780

	Three Months Ended
	March 31,
	2008	2007
Classification of Compensation Expense:
Cost of services:
Production and operations	$98	$(9)

Other expenses:
Selling, general and administrative	814	3,789

Total share-based compensation expense	$912	$3,780

During the three months ended March 31, 2008 one employee transitioned to being an independent service provider. As of the transition date, the fair value of these stock options was estimated to be $0.12 per share. No options were issued during the three months ended March 31, 2008. The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	1.4 — 2.3%	4.9 — 5.0%
Dividend yield	0.0%	0.0%
Expected life of the option	0.2 — 0.3 years	0.8 years
Volatility factor	50.0 — 52.6%	39.2 — 39.5%
Weighted average volatility factor	51.3%	39.4%
The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. We have not paid dividends in the past and do not plan to pay any dividends in the future.
Issuances of Common Stock by the Company
For the three months ended March 31, 2008 and 2007, we received cash from the exercise of options as follows:

	Three Months Ended
	March 31,
	2008	2007
Number of options exercised	—	332
Cash proceeds	$—	$446
Tax benefit from options exercised	$—	$692
During the three months ended March 31, 2008, we issued to employees 316 shares of restricted stock while 7 shares of restricted stock have been canceled due to employee turnover.
Stock Options
A summary of the status of the options granted under the Company’s stock option plans and outside of those plans as of March 31, 2008 and the changes in options outstanding during the three months then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (Yrs.)	Intrinsic Value
	(in thousands)			(in thousands)

Outstanding at beginning of period	1,442	$12.48
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(60)	14.50

Outstanding at end of period	1,382	$12.39	2.59	$2

Vested or expected to vest at end of period	1,364	$12.39	2.59	$2

Exercisable at end of period	1,254	$12.31	2.50	$2

Additional information regarding options outstanding for all plans as of March 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(In thousands)			(In thousands)
$6.14 — $10.19	12	2.55	$9.55	4	$8.45
$11.60 — $11.60	500	0.62	11.60	500	11.60
$12.10 — $12.10	300	3.55	12.10	300	12.10
$12.11 — $12.80	345	5.04	12.56	285	12.61
$13.90 — $14.95	200	2.04	14.27	142	14.19
$15.75 — $15.75	25	1.19	15.75	23	15.75

Total	1,382	2.59	$12.39	1,254	$12.31

There were no options granted during the three months ended March 31, 2008 or 2007. The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 was $3,204.
The total fair value of options to purchase common stock that vested during the three months ended March 31, 2008 and 2007 was $213 and $1,248, respectively.
Restricted Stock
A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of March 31, 2008 and the changes in restricted shares outstanding during the three months then ended is presented as follows:

	As of March 31, 2008
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)

Nonvested at beginning of period	697	$10.25
Granted	316	7.23
Vested	(29)	11.99
Forfeited	(7)	9.61

Nonvested at end of period	977	$9.23

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.

Expense to be Recognized
Expense associated with our stock based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of March 31, 2008 are as follows:

	March 31, 2008
		Weighted Average
	Expense Yet	Remaining
	to be	Requisite Service
	Recognized	Periods
Stock options	$853	1.6 years
Restricted stock	7,362	3.2 years
Performance units	—	—

Total	$8,215	3.1 years

NOTE 3—EARNINGS (LOSS) PER COMMON SHARE
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
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three months ended March 31:

	2008	2007

Weighted average shares used to calculate basic earnings (loss) per share	26,133	25,272
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	—	—

Weighted average shares used to calculate diluted earnings (loss) per share	26,133	25,272

As of March 31, 2008 and 2007 outstanding options and performance units to purchase a total of 2,100 and 2,435 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.
NOTE 4—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
We adopted the provisions of SFAS 157, Fair Value Measurements, as of January 1, 2008. Under SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure available-for-sale securities at fair value on a recurring basis. The fair values of these securities were determined using the following inputs at March 31, 2008:

		Fair Value Measurements at March 31, 2008 using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities:
Auction-rate securities	$20,751	$—	$20,751	$—
Corporate debt securities	6,698	—	6,698	—
Auction-rate securities, non-current	5,115	—	—	5,115

Total investment securities	$32,564	$—	$27,449	$5,115

As of March 31, 2008, we held $25,866 (net of other-than-temporary impairment of $260) of principal invested in auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. These monthly auctions have historically provided a liquid market for these securities, and we have therefore presented our auction-rate securities as current assets. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is currently a limited secondary market for auction-rate securities, we have been unable to convert all of our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems the security, and accordingly, have reflected a portion of our investments in auction-rate securities as non-current assets on our balance sheet. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained AAA/AA credit ratings despite the failure of the auction process.
The fair values of our auction-rate securities as of March 31, 2008 were based on indicators in the marketplace, subsequent sales and recent trades of similar securities. The fair values of our corporate debt securities have remained unchanged since December 31, 2007. However, the fair values of certain auction-rate securities were measured using an evaluation model and analytical tools. Based on this analysis we recorded other-than-temporary impairment on auction-rate securities of $260 in interest and other income, net for the three months ended March 31, 2008. The inputs to the valuation model could no longer be corroborated by observable market data as of March 31, 2008; accordingly, these securities were transferred from Level 2 to Level 3 of the fair value hierarchy under SFAS 157. Unlike historical periods, significant inputs to our valuation model were based on certain assumptions, including an estimated amount of time that the auction-rate securities will return to liquidity, our ability to hold the auction-rate securities for the length of time that they are illiquid, and that we will be able to recover our original investment in the securities.
All other securities that were valued using significant other observable inputs were valued based on indicators in the marketplace, subsequent sales and recent trades of similar securities. The inputs were based on objective and publicly available information. These securities are presented as current assets on the balance sheet.
All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2008 were auction-rate securities. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three month period ended March 31, 2008:

Balance as of December 31, 2007	$—
Transfers into Level 3	5,375
Other-than-temporary impairment	(260)

Balance as of March 31, 2008	$5,115

The Company continues to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, the Company may be required to record additional impairment charges in future periods. As of May 8, 2008, the Company had investments in auction-rate securities totaling $16,115.

We consider the yields we recognize from auction-rate securities and from cash held in our money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in interest and other income, net for the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended
	March 31,
	2008	2007

Interest income	$810	$684
Dividend income	32	19
Loss on sale of equity securities	(44)	—
Other-than-temporary impairment on auction-rate securities	(260)	—

Total interest and other income, net	$538	$703

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators arise. All of our other intangible assets are considered to have finite lives and are being amortized on a straight-line basis over their estimated useful lives.
Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of March 31, 2008:

	March 31, 2008
		Accumulated
	Gross	Amortization	Net

Advertising customer relationships	$1,972	$1,803	$169
Trademark	219	163	56

Total intangible assets	$2,191	$1,966	$225

As of March 31, 2008, the weighted average amortization period for the above intangibles is 4.4 years.
Based on our most recent analysis, we believe that no impairment exists at March 31, 2008 with respect to our goodwill and other intangible assets.
Estimated future amortization expense related to intangible assets at March 31, 2008 is as follows:

Years Ending December 31,	Amount
2008 (remaining 9 months)	$180
2009	15
2010	15
2011	11
2012	4

Total	$225

NOTE 6—LINES OF CREDIT
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. The Revolver provides that the interest rate shall be LIBOR plus 1.25% payable monthly. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash share-based employee compensation expense. As of March 31, 2008, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. We were not in compliance with our profitability covenant for the quarter ended March 31, 2008. However, on May 6, 2008 we obtained a waiver from the Bank of this covenant violation.

NOTE 7—INCOME TAX PROVISION (BENEFIT)
The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.
NOTE 8—RELATED PARTY TRANSACTIONS
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalation clause. On April 24, 2007, in conjunction with the sale of the Membership Division, which resulted in our occupying less space, we have amended the lease and the monthly rent payment was reduced to $17 per month through the end of 2007 with a 3% per year escalation clause thereafter. We paid Musk Ox Properties, LP approximately $54 and $90 in the three months ended March 31, 2008 and 2007, respectively. We recognized rent expense related to this lease of $53 and $93 in the three months ended March 31, 2008 and 2007, respectively.
We have engaged Narrowstep, Inc. to assist us in developing our broadband capabilities. Roger L. Werner, Chief Executive Officer, is a shareholder and member of the board of directors of Narrowstep. During the three months ended March 31, 2008, we paid Narrowstep $21. We believe the terms of the contract reflect market rates for similar services.
On April 24, 2007, we sold the Membership Division to Thomas H. Massie, who is a principal stockholder and director of the Company (see Note 10).
NOTE 9—COMMITMENTS AND CONTINGENCIES
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
In February 2008, the Company entered into a Supplemental Compensation Agreement with its Chief Executive Officer, Mr. Roger L. Werner, providing for an increase in Mr. Werner’s base annual salary from $300 to $450, effective February 4, 2008, and an increase from $450, to $500, effective October 16, 2008. The Supplemental Compensation Agreement also provides for target annual incentive bonuses for Mr. Werner of not less than $225 and $250 for 2008 and 2009, respectively. In addition, under the terms of the Supplemental Compensation Agreement, Mr. Werner is eligible to receive up to $950 for the renewal of seven major affiliation agreements on commercially reasonable terms. Mr. Werner is also eligible to receive an incentive bonus for incremental growth of the Company’s subscriber base over the existing base as reported by all companies distributing the Outdoor Channel in their December 2007 reports as follows: $300 for each incremental increase of 1 million paying subscribers, or portion thereof, for up to 5 million incremental subscribers; $400 for each incremental increase of 1 million paying subscribers, or portion thereof, for between 5 million and 10 million incremental subscribers; and $500 for each incremental increase of 1 million paying subscribers, or portion thereof, for incremental subscribers in excess of 10 million, with no maximum amount. Further, Mr. Werner is entitled to receive a cash bonus of 5% of the annual increase in advertising revenue from continuing operations of Outdoor Channel compared to the prior year, for both 2008 and 2009. During the three months ended March 31, 2008, we have recognized $389 of expense related to Mr. Werner’s Supplemental Compensation Agreement.

On March 14, 2008, the Company announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced April 15, 2008 and will cease upon the earlier of November 30, 2008 or completion of the program. As of May 8, 2008, 159 shares had been repurchased for $1,181.
Operating Leases
We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2012. Generally, the most significant leases are satellite leases that require escalating rental payments. Rent expense is recognized on a straight-line basis over each lease term. The excess of the expense accrued over the amounts currently payable is reflected in deferred obligations in the accompanying consolidated balance sheets.
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rental payments are $18 with a 3% per year escalation clause.
Rent expense, including rent paid to Musk Ox Properties, LP and satellite and transponder expense, aggregated to approximately $747 and $740 for the three months ended March 31, 2008 and 2007, respectively.
NOTE 10—DISCONTINUED OPERATIONS
In April 2007, our Board of Directors and management decided that the operations of the Membership Division, comprised of Gold Prospector’s Association of America, LLC and LDMA-AU, Inc., was no longer strategic to the core business of Outdoor Channel Holdings. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to the Membership Division’s assets and liabilities classifying them as assets and liabilities of discontinued operations. The sale on April 24, 2007 of the Membership Division was for its net asset value and accordingly we have not adjusted its carrying value.
Prior to June 30, 2007, we had reported separate segment information in our filings for the operations of TOC and Membership Division in the same format as reviewed by our Chief Operating Decision Maker. Due to the discontinued operations of the Membership Division, we operate in a single segment.
The results of the Membership Division are as follows:

	Three Months Ended
	March 31,
	2008	2007
Membership Division revenue	$—	$1,269
Income from continuing operations	—	58
Income from discontinued operations, net of tax	$—	$36
NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for a disclosure of transactions between the company and holders of noncontrolling interest. FAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of FAS 160 to have a material impact on its consolidated financial statements.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4 for the related disclosures regarding fair value measurement of our investments.
In addition, on January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to use the fair value option. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.
NOTE 12—SUBSEQUENT EVENT
On April 9, 2008, the Company completed negotiations with its satellite service provider. The new agreement reduced the monthly usage fee from $150 to $85 and reduced the term of the agreement from 12 years to 7 years. These changes will become effective beginning June 2008.
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
General
Through our wholly owned subsidiary, The Outdoor Channel, Inc. or TOC, we own and operate Outdoor Channel which is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. TOC revenues include advertising fees from advertisements aired on Outdoor Channel and fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable and satellite service providers that air Outdoor Channel. Outdoor Channel Holdings also wholly owns 43455 BPD, LLC that owns the building housing our broadcast facility.
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
We consummated the sale of the Membership Division on April 24, 2007 (see Note 10—Discontinued Operations). We have disclosed the Membership Division as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Expenses previously allocated to the Membership Division which will continue after its disposition have been reallocated as appropriate.
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

We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements.
Subscriber Acquisition Fees
Subscriber acquisition fees are paid to obtain carriage on certain pay television distributors’ systems. Under certain of these agreements with pay television distributors, TOC is obligated to pay subscriber acquisition fees to the pay television distributors if they meet defined criteria for the provision of additional carriage for Outdoor Channel on the pay television distributors’ systems. Such costs are accrued when TOC receives appropriate documentation that the distributors have met the contractual criteria and have provided the additional carriage.
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

Valuation of Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our only reporting unit to its carrying value. We determine the fair value of our reporting unit using the income approach. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. Based on our most recent analysis, we believe that no impairment exists at March 31, 2008.
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

Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2008	2007	$	%	2008	2007
Revenues:
Advertising	$7,631	$6,357	$1,274	20.0%	65.3%	57.2%
Subscriber fees	4,049	4,749	(700)	(14.7)	34.7	42.8

Total revenues	11,680	11,106	574	5.2	100.0	100.0

Cost of services:
Programming	1,923	1,471	452	30.7	16.5	13.2
Satellite transmission fees	626	596	30	5.0	5.4	5.4
Production and operations	1,861	1,370	491	35.8	15.9	12.3
Other direct costs	97	38	59	155.3	0.8	0.3

Total cost of services	4,507	3,475	1,032	29.7	38.6	31.3

Other expenses:
Advertising	538	714	(176)	(24.6)	4.6	6.4
Selling, general and administrative	7,617	8,200	(583)	(7.1)	65.2	73.8
Depreciation and amortization	615	649	(34)	(5.2)	5.3	5.8

Total other expenses	8,770	9,563	(793)	(8.3)	75.1	86.1

Loss from operations	(1,597)	(1,932)	335	(17.3)	(13.7)	(17.4)

Interest and other income, net	538	703	(165)	(23.5)	4.6	6.3

Loss from continuing operations before income taxes	(1,059)	(1,229)	170	(13.8)	(9.1)	(11.1)

Income tax benefit	(278)	(466)	188	(40.3)	(2.4)	(4.2)

Loss from continuing operations	(781)	(763)	(18)	2.4	(6.7)	(6.9)

Income from discontinued operations, net of tax	—	36	(36)	(100.0)	—	0.3

Net loss	$(781)	$(727)	$(54)	7.4%	(6.7)%	(6.5)%

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
Results of Operations
Total revenues for the three months ended March 31, 2008 were $11,680,000, an increase of $574,000, or 5.2%, compared to revenues of $11,106,000 for the three months ended March 31, 2007. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended March 31, 2008 was $7,631,000, an increase of $1,274,000 or 20.0% compared to $6,357,000 for the three months ended March 31, 2007. For March 2008, Nielsen estimated that Outdoor Channel had 30.2 million viewers compared to 30.0 million for the same period a year ago. The increase in advertising revenue for the three months ended March 31, 2008 principally reflects an increase in the rates charged for short-form advertising as well as an increase in the time buy rates charged to producers. These increases were partially offset by lower infomercial revenues. We expect demand for our advertising inventory will continue to be strong reflecting our position within our programming genre and niche.
Nielsen revises its estimate of the number of subscribers to our channel each month, and for May 2008 Nielsen increased its estimate to 31.4 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.
Subscriber fees for the three months ended March 31, 2008 were $4,049,000, a decrease of $700,000 or 14.7% compared to $4,749,000 for the three months ended March 31, 2007. The decrease in subscriber fees was primarily due to reductions in the subscriber fee rates charged to new and existing service providers carrying Outdoor Channel.
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
Cost of Services
Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. Total cost of services for the three months ended March 31, 2008 was $4,507,000, an increase of $1,032,000 or 29.7%, compared to $3,475,000 for the three months ended March 31, 2007. As a percentage of revenues, total cost of services was 38.6% and 31.3% in the three months ended March 31, 2008 and 2007, respectively.
Programming expenses for the three months ended March 31, 2008 were $1,923,000, an increase of $452,000 or 30.7% compared to $1,471,000 for the three months ended March 31, 2007. The increase is principally a result of our higher program quality standards which necessitated the write off of certain lower quality programs which will not be aired and the airing of more new programs in the current quarter as compared to the corresponding prior year quarter.
Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule has typically been over 2 or 4 quarters that generally does not extend over more than 2 years. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming. We do not make any further expense or asset adjustments if in subsequent periods demand brings episodes to air that had previously been fully expensed, rather, we consider such events when we review our expected airings prospectively. As noted above, we have implemented a new programming strategy which may include more airings per show including a greater number of repeat episodes within the quarter. Our programming costs per show are expected to increase as we continue to improve the quality of our in-house produced shows, and we expect our aggregate programming costs to increase somewhat from prior year levels. As our programming strategy evolves, we will reconsider the appropriate timing of the charge to expense of our programming costs.
Satellite transmission fees for the three months ended March 31, 2008 were $626,000, an increase of $30,000, or 5.0%, compared to $596,000 for the three months ended March 31, 2007. The increase was primarily due to an increase in the transponder fee contract effective April 2007. We have finalized negotiations with our satellite provider and beginning in June 2008 we will incur reduced fees of $65 per month.

Production and operations costs for the three months ended March 31, 2008 were $1,861,000, an increase of $491,000, or 35.8%, compared to $1,370,000 for the three months ended March 31, 2007. The increase in costs relates primarily to an increase in personnel and related payroll costs associated with production and programming of approximately $248,000. In addition, the increase included approximately $76,000 related to encryption transponders provided to our service providers.
Other direct costs for the three months ended March 31, 2008 were $97,000, an increase of $59,000, or 155.3%, compared to $38,000 for the three months ended March 31, 2007. The increase principally relates to the amortization of subscriber acquisition fees resulting in more expense recognized through amortization in the three months ended March 31, 2008 compared to the same period in 2007. We anticipate other direct costs will increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.
Other Expenses
Other expenses consist of the cost of advertising, selling, general and administrative expenses and depreciation and amortization.
Total other expenses for the three months ended March 31, 2008 were $8,770,000, a decrease of $793,000 or 8.3%, compared to $9,563,000 for the three months ended March 31, 2007. As a percentage of revenues, total other expenses were 75.1% and 86.1% in the three months ended March 31, 2008 and 2007, respectively.
Advertising expenses for the three months ended March 31, 2008 were $538,000, a decrease of $176,000 or 24.6% compared to $714,000 for the three months ended March 31, 2007. The decrease was primarily due to the termination of our sponsorship of a NASCAR team in 2007.
Selling, general and administrative expenses for the three months ended March 31, 2008 were $7,617,000, a decrease of $583,000 or 7.1% compared to $8,200,000 for the three months ended March 31, 2007. As a percentage of revenues, selling, general and administrative expenses were 65.2% and 73.8% for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2007, we recognized approximately $2,850,000 in share-based compensation related to two tranches of performance units granted to our CEO. Share-based compensation related to these two tranches of performance units was completely recognized during the 2007 calendar year and no corresponding expense for performance units was recognized during the three months ended March 31, 2008. This decrease in expense was partially offset by increased legal and accounting fees of approximately $558,000 related to the transition of audit and tax service providers and increased use of outside legal services. In addition, newly hired personnel and revised compensation plans for our senior executives increased approximately $745,000, expenses related an annual marketing event held during the first quarter increased by approximately $533,000 and our reserve for doubtful accounts increased by approximately $222,000 during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
We anticipate that selling, general and administrative costs, excluding share-based compensation charges, will remain consistent over the foreseeable future. We are adding to our professional and support staff across all departments to support our initiatives in subscriber growth and in other areas such as accounting and finance. We utilize share-based compensation packages as incentives for our employees. We have utilized restricted stock grants as opposed to stock options or performance units. For tax purposes, the tax deduction for restricted stock, subject to the limitations on the deductibility of employee remuneration of Internal Revenue Code Section 162(m), is the fair market value of the Company’s stock on the date the restrictions lapsed (e.g. vesting). Although we may find it necessary to motivate prospective or current employees with additional cash and or equity awards, we expect our share-based compensation charges to decline from fiscal 2007 amounts.
Depreciation and amortization for the three months ended March 31, 2008 were $615,000, a decrease of $34,000 or 5.2% compared to $649,000 for the three months ended March 31, 2007. The decrease in depreciation and amortization primarily relates to our long form customer relations intangible asset becoming fully amortized as of December 31, 2007, partially offset by increased depreciation related to an increase in fixed assets.
Loss from Operations
Loss from operations for the three months ended March 31, 2008 was $1,597,000, a change of $335,000 compared to $1,932,000 for the three months ended March 31, 2007. As discussed above, the reduction of our loss from operations was driven by increased prices we are realizing for our advertising inventory, growth in our subscriber base and decreased compensation related to share-based performance units, offset by decreased subscriber fees, growth in our professional and support staff, professional fees and other charges. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.

Interest and Other Income, Net
Interest and other income, net for the three months ended March 31, 2008 was $538,000, a decrease of $165,000 compared to $703,000 for the three months ended March 31, 2007. This decrease was primarily due to the recognition of other-than-temporary impairment charges related to certain auction-rate securities totaling $260,000 and a loss on sale of equity securities of $44,000 during the three months ended March 31, 2008. These charges were offset by increased dividends and interest earned on the increased average balances of our investments in available-for-sale securities and cash and cash equivalent balances. We anticipate a decline in dividends and interest earned in future periods.
Loss from Continuing Operations Before Income Taxes
Loss from continuing operations before income taxes as a percentage of revenues was (9.1)% for the three months ended March 31, 2008 compared to (11.1)% for the three months ended March 31, 2007. We incurred a loss before income taxes for the three months ended March 31, 2008 amounting to $1,059,000, a change of $170,000 compared to $1,229,000 for the three months ended March 31, 2007.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2008 was $278,000, a change of $188,000 as compared to $466,000 for the three months ended March 31, 2007. The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 included a discrete tax expense of $82,000 related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded under FAS 123R.
Loss from Continuing Operations
Loss from continuing operations for the three months ended March 31, 2008 was $781,000, a change of $18,000 compared $763,000 during the three months ended March 31, 2007. The larger loss was due to the reasons stated above.
Income from Discontinued Operations, Net of Tax
We did not have discontinued operations during the three months ended March 31, 2008 as the Membership Division was sold on April 24, 2007 compared to income of $36,000 for the three months ended March 31, 2007.
Net Loss
Net loss for the three months ended March 31, 2008 was $781,000, a change of $54,000 compared to $727,000 for the three months ended March 31, 2007. The larger loss was due to the reasons stated above.
Liquidity and Capital Resources
We generated $1,147,000 of cash in our operating activities in the three months ended March 31, 2008, compared to $5,878,000 in the three months ended March 31, 2007 and had a cash and cash equivalent balance of $39,397,000 at March 31, 2008, an increase of $14,137,000 from the balance of $25,260,000 at December 31, 2007. The decrease in cash flows from operating activities in the three months ended March 31, 2008 compared to the same period in 2007 was due primarily to increases in operating expenses. In addition, the three months ended March 31, 2007 included the receipt of federal and state income tax refunds totaling $2,077,000 which did not repeat in the corresponding period in 2008. Net working capital decreased to $75,731,000 at March 31, 2008, compared to $80,507,000 at December 31, 2007, primarily due to the classification of certain auction-rate securities totaling $5,115,000 as non-current assets.

As of March 31, 2008, we held $25,866,000 of principal invested in auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. These monthly auctions have historically provided a liquid market for these securities, and have therefore been presented as short-term securities. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected a portion of our investments in auction-rate securities as non-current assets on our balance sheet. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained AAA/AA credit ratings despite the failure of the auction process. The fair values of our auction-rate securities as of March 31, 2008 were based on indicators in the marketplace, subsequent sales and recent trades of similar securities. However, the fair values of certain auction-rate securities were measured using an evaluation model and analytical tools. The inputs to the valuation model were based on assumptions which included an estimated amount of time that the auction-rate securities will return to liquidity, our ability to hold the auction-rate securities for the length of time that they are illiquid, and that we will be able to recover our original investment in the securities. We believe that based on the company’s current cash, cash equivalents and marketable securities balances at March 31, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.
We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Net cash provided by investing activities was $13,054,000 in the three months ended March 31, 2008 compared to $10,337,000 for the three months ended March 31, 2007. The increase in cash provided by investing activities related principally to the net difference of sales and purchases of short-term auction-rate securities partially offset by an increase in capital expenditures for fixed asset replacements.
Cash used by financing activities was $64,000 in the three months ended March 31, 2008 compared to cash provided of $279,000 in the three months ended March 31, 2007. The cash used by financing activities in the three months ended March 31, 2008 was principally the cash used for the purchase of stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. For the three months ended March 31, 2007, cash provided by financing activities was principally the proceeds from the exercise of stock options partially offset by the purchase of stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares.
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. Interest is payable beginning November 5, 2007, and on the same date of each consecutive month thereafter. The Revolver provides that the interest rate shall be LIBOR plus 1.25%. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash stock based employee compensation expense. As of March 31, 2008 and as of the date of this report, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. We were not in compliance with our profitability covenant for the quarter ended March 31, 2008. However, on May 6, 2008 we obtained a waiver from the Bank of this covenant violation.
As of March 31, 2008, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At March 31, 2008 and December 31, 2007, our investment portfolio included fixed-income securities of $32,564,000 and $46,155,000, respectively. At March 31, 2008, our available-for-sale securities included auction-rate securities with long-term maturities, but which have variable yields based on auctions that are held every 28 days. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.
We do not have any transactions denominated in currencies other than U.S. dollars and as a result we have no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.
As of March 31, 2008 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.
Included within our available-for-sale investments are $25,866,000 of investments in auction-rate securities. With the liquidity issues experienced in the global credit and capital markets, our auction-rate securities have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of certain of these auction-rate securities no longer approximates par value. As of March 31, 2008, we recorded an other-than-temporary impairment of $260,000 in interest and other income, net for certain auction-rate securities.
We intend and have the ability to hold these auction-rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on this evaluation, we have concluded that as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2008.
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008, based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of this evaluation with the Audit Committee of our Board of Directors, and based on this evaluation, management determined that as of March 31, 2008 four material weaknesses existed. These material weaknesses related to our financial statement close process (including supervision and review of complex accounting and disclosure requirements as well as evaluating accounting obligations inherent in contractual agreements); inadequate controls surrounding accounting for share-based awards to employees and non-employees; inadequate controls related to income taxes; and inadequate staffing and lack of financial expertise within the finance and accounting departments. These deficiencies have not been remediated as of March 31, 2008, the date of this report.
Notwithstanding the existence of these material weaknesses, we believe that the unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. Until these deficiencies are remediated, management has concluded that there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that these control deficiencies constitute material weaknesses. Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2008 based on the criteria in Internal Control — Integrated Framework.
Remediation plan for material weaknesses in internal control over financial reporting. The lack of staff resources, deficiencies in our financial statement close process (including supervision and review of complex accounting and disclosure requirements as well as evaluating accounting obligations inherent in contractual agreements), deficiencies in controls surrounding income taxes, share-based awards and the lack of financial expertise arose as a result of several issues including time constraints imposed on the accounting staff as a result of key financial accounting employee turnover and our inability to timely fill these accounting and financial-related positions with qualified personnel. Our management, with the oversight of our Audit Committee, has devoted considerable effort in remediating the material weaknesses identified above. However, as of March 31, 2008, we had not remediated the material weaknesses in our internal control over financial reporting.
We have implemented accounting software that will enhance our capabilities across many accounting disciplines, particularly as it relates to share-based compensation, and we will more fully develop the technical expertise of our existing staff. We have hired additional CPAs to bolster our U.S. GAAP expertise and supplemented our current procedures in the area of income taxes.
Many of the remedial actions we have taken are recent, and other remedial actions are currently still being implemented including the training of recently hired accounting staff. Because our remediation efforts include the training of additional personnel, many of the controls in our current system of internal controls will still rely extensively on manual review and approval and management will not be able to conclude that the material weaknesses have been eliminated until such additional personnel have been fully engaged and remediating controls have been successfully placed in operation and tested. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate.
Changes in internal control over financial reporting. Other than as noted above, during the quarter ended March 31, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to the date referred to above.

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
The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs and satellite service providers, having such relationship or agreement with an MSO does not ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers satellite systems and cable MSOs, along with their cable affiliates, the right to broadcast Outdoor Channel to their subscribers, but such contracts or arrangements have not typically required that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our prior carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, we have no assurance that Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, under the terms of our prior agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with some of the service providers that are currently distributing our channel. Our long-term distribution agreements with four of the major service providers, accounting for over 50% of our subscriber base as of March 2008, have expired as of that date, although we have renewed some of such agreements for a short period or continued such agreements on a month-to-month basis. If we are unable to renew these distribution agreements for a committed number of subscribers or for multi-year terms, we could lose, or be subject to a loss of, a substantial number of subscribers. If cable and satellite service providers discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.
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
Our investments in adjustable rate securities are subject to risks which may affect the liquidity of these investments and could cause additional impairment charges.
As of March 31, 2008, our marketable security investments included $25.9 million of high-grade (AAA/AA rated) auction-rate securities issued primarily by municipalities. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of May 8, 2008, we had investments in seven auction-rate securities which totaled $16.1 million.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-Q a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of March 31, 2008, our internal control over financial reporting was ineffective due to the presence of material weaknesses, as more fully described in Item 4 of Part 1 of our Form 10-Q. We are actively working to correct these material weaknesses, and having hired additional staff in our accounting department, we will now need to successfully operate and test our controls with such staff in place.
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
Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Other than our CEO, Roger L. Werner, Jr., none of our employees are under contract, and all of our employees are “at-will.” Any of our officers or key employees could leave at any time, and we do not have “key person” life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our Chairman of the Board, Roger L. Werner, Jr., our CEO and President, Thomas E. Hornish, our COO and General Counsel, or Shad L. Burke, our Chief Financial Officer could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other share-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.
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
Approximately 75% of programs we aired (exclusive of infomercials) on Outdoor Channel are provided by third-party television and film producers. In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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
Our stock has historically been and continues to be traded at relatively low volumes and therefore has been subject to price volatility. Various factors contribute to the volatility of our stock price, including, for example, low trading volume, quarterly variations in our financial results, increased competition and general economic and market conditions. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. There can be no assurance that a more active trading market in our stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources. On March 14, 2008, the Company entered into a Rule 10b5-1 stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced April 15, 2008 and will cease upon the earlier of November 30, 2008 or completion of the program.
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
If our goodwill becomes impaired, we will be required to recognize a noncash charge which could have a significant effect on our reported net earnings.
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
None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
None.
ITEM 5. Other Information.
As of March 31, 2008, we held $25.9 million (net of other-than-temporary impairment of $0.3 million) of principal invested in auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. These monthly auctions have historically provided a liquid market for these securities, and we have therefore presented our auction-rate securities as current assets. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is currently a limited secondary market for auction-rate securities, we have been unable to convert all of our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems the security, and accordingly, have reflected a portion of our investments in auction-rate securities as non-current assets on our balance sheet. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained AAA/AA credit ratings despite the failure of the auction process.
The fair values of our auction-rate securities as of March 31, 2008 were based on indicators in the marketplace, subsequent sales and recent trades of similar securities. Based on our analysis of fair values we recorded an other-than-temporary impairment on auction-rate securities of $0.3 million for the three months ended March 31, 2008.
The Company continues to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, the Company may be required to record additional impairment charges in future periods. As of May 8, 2008, the Company had investments in auction-rate securities totaling $16.1 million.
In conjunction with ongoing negotiations for the renewal and extension of their agreement, Outdoor Channel Holdings, Inc. (the “Company”) has learned from DirecTV that since October 2007 DirecTV has been making Outdoor Channel available to more customers than authorized in the agreement. DirecTV recently modified its carriage of Outdoor Channel. Although the Nielsen Media Research (“Nielsen”) estimated number of households receiving Outdoor Channel has not increased significantly since October 2007, the Company is unable to ensure that there will be no decrease in Nielsen’s estimated number of households receiving Outdoor Channel in the future as a result of this recent modification of carriage by DirecTV. The Company continues its negotiations with DirecTV and has authorized DirecTV to continue carrying Outdoor Channel.
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

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Shad L. Burke
Shad L. Burke
Authorized Officer, Chief Financial Officer and Principal Accounting Officer Date: May 9, 2008