Form 10-Q
period 2008-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2008-08-08
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 5, 2008
Common Stock, $0.001 par value	26,195,375

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For The Period Ended June 30, 2008
* * *

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,507	$25,260
Investments in available-for-sale securities	6,856	46,155
Accounts receivable, net of allowance for doubtful accounts of $446 and $240	8,210	8,299
Income tax refund receivable	229	224
Deferred tax assets, net	705	705
Prepaid programming costs	3,324	3,522
Other current assets	1,367	1,175

Total current assets	81,198	85,340

Property, plant and equipment, net	10,910	11,632
Amortizable intangible assets, net	136	313
Goodwill	43,160	43,160
Investments in available-for-sale securities	2,683	—
Deferred tax assets, net	9,239	9,326
Deposits and other assets	1,688	1,930

Totals	$149,014	$151,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,626	$4,158
Accrued severance payments	43	257
Deferred revenue	271	261
Current portion of deferred obligations	53	143
Customer deposits	—	14

Total current liabilities	5,993	4,833

Accrued severance payments, net of current portion	11	22
Deferred obligations	262	269

Total liabilities	6,266	5,124

Commitments and contingencies — See Note 9
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 26,611 and 26,870 shares issued and outstanding	27	27
Additional paid-in capital	172,192	175,570
Accumulated other comprehensive income (loss)	—	(59)
Accumulated deficit	(29,471)	(28,961)

Total stockholders’ equity	142,748	146,577

Totals	$149,014	$151,701

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Advertising	$8,491	$6,634	$16,122	$12,991
Subscriber fees	4,556	4,775	8,605	9,524

Total revenues	13,047	11,409	24,727	22,515

Cost of services:
Programming	1,773	1,633	3,696	3,104
Satellite transmission fees	549	636	1,175	1,232
Production and operations	1,162	904	3,023	2,274
Other direct costs	95	17	192	55

Total cost of services	3,579	3,190	8,086	6,665

Other expenses:
Advertising	1,488	1,816	2,026	2,530
Selling, general and administrative	7,133	6,801	14,750	15,001
Depreciation and amortization	617	658	1,232	1,307

Total other expenses	9,238	9,275	18,008	18,838

Income (loss) from operations	230	(1,056)	(1,367)	(2,988)

Interest and other income, net	408	812	946	1,515

Income (loss) from continuing operations before income taxes	638	(244)	(421)	(1,473)

Income tax provision	367	819	89	353

Income (loss) from continuing operations	271	(1,063)	(510)	(1,826)

Income (loss) from discontinued operations, net of tax	—	(7)	—	29

Net income (loss)	$271	$(1,070)	$(510)	$(1,797)

Basic earnings (loss) per common share data:
From continuing operations	$0.01	$(0.04)	$(0.02)	$(0.07)

From discontinued operations	$—	$—	$—	$—

Basic earnings per common share	$0.01	$(0.04)	$(0.02)	$(0.07)

Diluted earnings (loss) per common share data:
From continuing operations	$0.01	$(0.04)	$(0.02)	$(0.07)

From discontinued operations	$—	$—	$—	$—

Diluted earnings per common share	$0.01	$(0.04)	$(0.02)	$(0.07)

Weighted average number of common shares outstanding:
Basic	25,965	25,857	26,049	25,728

Diluted	26,059	25,857	26,049	25,728

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2008
(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2007	26,870	$27	$175,570	$(59)	$(28,961)	$146,577

Comprehensive loss:
Net loss	—	—	—	—	(510)	(510)
Change in fair value of available-for-sale securities, net of taxes	—	—	—	59	—	59

Total comprehensive loss	—	—	—	—	—	(451)

Common stock issued upon exercise of stock options	2	—	11	—	—	11

Issuance of restricted stock and performance shares to employees and service providers for services to be rendered, net of forfeited shares	400	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	1,712	—	—	1,712

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(38)	—	(290)	—	—	(290)

Purchase and retirement of treasury stock related to the share repurchase program	(623)	—	(4,811)	—	—	(4,811)

Balance, June 30, 2008	26,611	$27	$172,192	$—	$(29,471)	$142,748

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Operating activities:
Net loss	$(510)	$(1,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income (loss) from discontinued operations	—	(29)
Depreciation and amortization	1,232	1,307
Amortization of subscriber acquisition fees	242	244
Gain on sale of equipment	(5)	—
Loss on sale of available-for-sale securities	44	—
Other-than-temporary impairment on auction-rate securities	336	—
Provision for doubtful accounts	464	68
Share-based employee and service provider compensation	1,712	6,531
Deferred tax provision, net	87	360
Tax benefits from exercise of stock options in excess of recognized expense	—	(7)

Changes in operating assets and liabilities:
Accounts receivable	(375)	(1,148)
Income tax refund receivable	(5)	2,077
Prepaid programming costs	198	500
Other current assets	(192)	(315)
Deposits and other assets	—	(314)
Accounts payable and accrued expenses	1,602	398
Deferred revenue	10	(84)
Customer deposits	(14)	(41)
Accrued severance payments	(225)	(173)
Deferred obligations	(97)	(17)

Net cash provided by operating activities	4,504	7,560

Investing activities:
Purchases of property, plant and equipment	(478)	(709)
Proceeds from sale of equipment	15	—
Proceeds from sale of discontinued operations	—	3,589
Purchases of available-for-sale and auction-rate securities	(27,176)	(59,550)
Proceeds from sale of available-for-sale and auction-rate securities	63,472	53,890

Net cash provided by (used in) investing activities	35,833	(2,780)

Financing activities:
Proceeds from exercise of stock options	11	598
Purchase and retirement of stock	(4,811)	—
Purchase of treasury stock	(290)	(272)
Tax benefits from exercise of stock options in excess of recognized expense	—	7

Net cash (used in) provided by financing activities	(5,090)	333

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(581)
Net cash used in investing activities of discontinued operations	—	(69)

Net cash used in discontinued operations	—	(650)

Net increase in cash and cash equivalents	35,247	4,463
Cash and cash equivalents, beginning of period	25,260	14,226

Cash and cash equivalents, end of period	$60,507	$18,689

Supplemental disclosure of cash flow information:

Income taxes paid	$6	$8

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$59	$(34)

Property, plant and equipment costs incurred but not paid	$36	$30

Retirement of treasury stock	$290	$272

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data)
NOTE 1—ORGANIZATION AND BUSINESS
Description of Operations
Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Gold Prospector’s Association of America, LLC and LDMA-AU, Inc., which previously made up our Membership Division, were sold in April 2007 (see Note 10). Outdoor Channel Holdings, Inc. wholly owns Gold Prospector’s Association of America, Inc. (“GPAA”) which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008 and its results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. Pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
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

Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding on the total compensation the employees have realized as a result of the vesting of these shares. During the three and six months ended June 30, 2008, approximately 29 and 38 shares were repurchased with a market value of approximately $226 and $290, respectively.
1995 Stock Option Plan (“1995 Plan”). There are 1,250,000 shares of common stock reserved for issuance under the 1995 Plan. Options granted under the 1995 Plan typically expire 5 years from the date of grant. These options generally vest equally over four years beginning three months to one year from the grant date. As of June 30, 2008, options to purchase 62,500 shares of common stock were outstanding and no further option grants can be issued under this plan.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through June 30, 2008, all options to purchase common stock, restricted stock awards and performance units to our employees, service providers and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest over three to five years, however, some awards vest monthly. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of June 30, 2008, options to purchase 582,500 shares of common stock, 963,802 restricted shares, and 700,000 performance unit shares were outstanding. There were 1,419,953 shares of common stock available for future grant as of June 30, 2008.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. If an option is surrendered or ceases to be exercisable, the shares continue to be available for future grant. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of June 30, 2008, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.
Other or Outside of Plan Option stock grants can be granted that are not covered under any of the stock option plans with appropriate shareholder approval. There are 462,500 shares of nonqualified stock options to purchase common stock authorized. Options granted outside of the other plans generally vest on a quarterly or annual basis and expire 5 years from the date of the grant. As of June 30, 2008, options to purchase 462,500 shares of common stock were outstanding.
We expense awards at the earlier of their vesting schedule or pro rata on a straight line basis over the requisite service period and have not capitalized any share-based compensation to any of our assets.
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
The following tables summarize share-based compensation expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Nature of Award:
Restricted stock	$622	$467	$1,431	$702
Options	178	186	281	881
Performance units	—	2,098	—	4,948

Total share-based compensation expense	$800	$2,751	$1,712	$6,531

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Classification of Compensation Expense:
Cost of services:
Production and operations	$76	$88	$175	$79
Other expenses:
Selling, general and administrative	724	2,663	1,537	6,452

Total share-based compensation expense	$800	$2,751	$1,712	$6,531

During the six months ended June 30, 2008 one employee transitioned to being an independent service provider. As of the transition date, the fair value of these stock options was estimated to be $0.12 per share. No options were issued during the six months ended June 30, 2008. The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2008	2007

Risk-free interest rate	1.4 — 2.3%	4.9 — 5.0%
Dividend yield	0.0%	0.0%
Expected life of the option	0.1 — 0.3 years	0.8 years
Volatility factor	33.6 — 52.6%	39.2 — 39.5%
Weighted average volatility factor	45.4%	39.4%
The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. We have not paid dividends in the past and do not plan to pay any dividends in the future.
Issuances of Common Stock by the Company
For the three and six months ended June 30, 2008 and 2007, we received cash from the exercise of options as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Number of options exercised	2	30	2	362
Cash proceeds	$11	$152	$11	$598
Tax benefit from options exercised	$2	$32	$2	$723
During the six months ended June 30, 2008, we issued 424 shares of restricted stock to employees and 24 shares of restricted stock were canceled due to employee turnover.
Stock Options
A summary of the status of the options granted under the Company’s stock option plans and outside of those plans as of June 30, 2008 and the changes in options outstanding during the six months then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (Yrs.)	Intrinsic Value
	(in thousands)			(in thousands)

Outstanding at December 31, 2007	1,442	$12.48
Granted	—	—
Exercised	(2)	6.14
Forfeited	(23)	12.11
Expired	(60)	14.50

Outstanding at June 30, 2008	1,357	$12.41	2.28	$—

Vested or expected to vest at June 30, 2008	1,351	$12.40	2.28	$—

Exercisable at June 30, 2008	1,288	$12.34	2.21	$—

Additional information regarding options outstanding for all plans as of June 30, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(In thousands)			(In thousands)

$10.19 — $10.19	10	2.76	$10.19	5	$10.19
$11.60 — $11.60	500	0.37	11.60	500	11.60
$12.10 — $12.10	300	3.30	12.10	300	12.10
$12.11 — $12.80	322	4.68	12.59	305	12.60
$13.90 — $14.95	200	1.79	14.27	155	14.21
$15.75 — $15.75	25	.95	15.75	23	15.75

Total	1,357	2.28	$12.41	1,288	$12.34

There were no options granted during the six months ended June 30, 2008 or 2007. The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $2 and $3,357, respectively.
The total fair value of options to purchase common stock that vested during the six months ended June 30, 2008 and 2007 was $476 and $2,017, respectively.
Restricted Stock
A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of June 30, 2008 and the changes in restricted shares outstanding during the six months then ended is presented as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at beginning of period	697	$10.25
Granted	424	7.39
Vested	(133)	11.13
Forfeited	(24)	11.05

Nonvested at end of period	964	$8.85

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.

Expense to be Recognized
Expense associated with our stock based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of June 30, 2008 are as follows:

	June 30, 2008
		Weighted Average
	Expense Yet	Remaining
	to be	Requisite Service
	Recognized	Periods

Stock options	$682	1.3 years
Restricted stock	7,097	3.1 years
Performance units	—	—

Total	$7,779	2.97 years

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
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average shares used to calculate basic earnings (loss) per share	25,965	25,857	26,049	25,728
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	94	—	—	—

Weighted average shares used to calculate diluted earnings (loss) per share	26,059	25,857	26,049	25,728

For the three months ended June 30, 2008 and 2007 outstanding options and performance units to purchase a total of 2,074 and 2,892 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2008 and 2007 outstanding options and performance units to purchase a total of 2,087 and 2,937 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.
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

We measure available-for-sale securities at fair value on a recurring basis. The fair values of these securities were determined using the following inputs at June 30, 2008:

		Fair Value Measurements at June 30, 2008 using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities:
Auction-rate securities	$6,856	$—	$6,856	$—
Auction-rate securities, non-current	2,683	—	—	2,683

Total investment securities	$9,539	$—	$6,856	$2,683

As of June 30, 2008, we held $9,539 in auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is currently a limited secondary market for auction-rate securities, we have been unable to convert all of our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems the security, and accordingly, have reflected a portion of our investments in auction-rate securities as non-current assets on our balance sheet. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained AAA/AA credit ratings despite the failure of the auction process.
The fair values of certain of our auction-rate securities as of June 30, 2008 were based on indicators in the marketplace, subsequent sales, recent notifications from the issuer and recent trades of similar securities. However, the fair values of certain auction-rate securities were measured using an evaluation model and based on this analysis we recorded other-than-temporary impairment on auction-rate securities of $76 and $336 in interest and other income, net, for the three and six months ended June 30, 2008. The inputs to the valuation model could no longer be corroborated by observable market data and accordingly, these securities were transferred from Level 2 to Level 3 of the fair value hierarchy under SFAS 157. Unlike historical periods, significant inputs to our valuation model were based on certain assumptions, including an estimated amount of time that the auction-rate securities will return to liquidity and that we will be able to recover our original investment in the securities.
All other securities that were valued using significant other observable inputs were valued based on indicators in the marketplace, subsequent sales, recent notifications from the issuer and recent trades of similar securities. The inputs were based on objective and publicly available information. These securities are presented as current assets on the balance sheet. Included in these securities are three closed-end preferred auction rate securities totaling $4,500 that have a weighted average interest rate of 3.9% and an auction reset of 28 days. In addition, our securities include $2,475 of auction rate securities which we received notice from the security issuer that the issuer anticipates redeeming those securities in their entirety in August 2008. Accordingly, we have included the $2,356 net of $119 in other-than-temporary impairment related to these securities, recorded during the three months ended March 31, 2008, as current assets.
All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2008 were auction-rate securities. These securities have an interest rate of 3.448%, mature on December 1, 2045 and as of June 30, 2008 the next auction reset date was July 7, 2008. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the six month period ended June 30, 2008:

Balance as of December 31, 2007	$—
Transfers into Level 3	5,375
Other-than-temporary impairment	(217)
Transfers into Level 2	(2,475)

Balance as of June 30, 2008	$2,683

The Company continues to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, the Company may be required to record additional impairment charges in future periods. As of July 15, 2008, the Company had net investments in auction-rate securities totaling $9,539.
We consider the yields we recognize from auction-rate securities and from cash held in our money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in interest income, net for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income	$484	$795	$1,294	$1,479
Dividend income	—	17	32	36
Loss on sale of equity securities	—	—	(44)	—
Other-than-temporary impairment on auction-rate securities	(76)	—	(336)	—

Total interest and other income, net	$408	$812	$946	$1,515

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
Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of June 30, 2008:

	June 30, 2008
		Accumulated
	Gross	Amortization	Net
Advertising customer relationships	$1,972	$1,888	$84
Trademark	219	167	52

Total intangible assets	$2,191	$2,055	$136

As of June 30, 2008, the weighted average amortization period for the above intangibles is 1.6 years.
Based on our most recent analysis, we believe that no impairment exists at June 30, 2008 with respect to our goodwill and other intangible assets.
Estimated future amortization expense related to intangible assets at June 30, 2008 is as follows:

Years Ending December 31,	Amount
2008 (remaining 6 months)	$91
2009	15
2010	15
2011	11
2012	4

Total	$136

NOTE 6—LINES OF CREDIT
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. The Revolver provides that the interest rate shall be LIBOR plus 1.25% payable monthly. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash share-based employee compensation expense. As of June 30, 2008, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.

NOTE 7—INCOME TAX PROVISION (BENEFIT)
The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008 and 2007 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.
NOTE 8—RELATED PARTY TRANSACTIONS
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalation clause. On April 24, 2007, in conjunction with the sale of the Membership Division, which resulted in our occupying less space, we have amended the lease and the monthly rent payment was reduced to $17 per month through the end of 2007 with a 3% per year escalation clause thereafter. We paid Musk Ox Properties, LP approximately $54 and $59 in the three months ended June 30, 2008 and 2007, respectively, and $108 and $149 in the six months ended June 30, 2008 and 2007, respectively. We recognized rent expense related to this lease of $53 and $60 in the three months ended June 30, 2008 and 2007, respectively, and $107 and $153 in the six months ended June 30, 2008 and 2007, respectively.
We have engaged Narrowstep, Inc. to assist us in developing our broadband capabilities. Roger L. Werner, Chief Executive Officer, is a shareholder and member of the board of directors of Narrowstep. During the three months ended June 30, 2008 and 2007, we paid Narrowstep $30 and $26, respectively. During six months ended June 30, 2008 and 2007, we paid Narrowstep $51 and $26, respectively. We believe the terms of the contract reflect market rates for similar services.
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
In February 2008, the Company entered into a Supplemental Compensation Agreement with its Chief Executive Officer, Mr. Roger L. Werner, providing for an increase in Mr. Werner’s base annual salary from $300 to $450, effective February 4, 2008, and an increase from $450, to $500, effective October 16, 2008. The Supplemental Compensation Agreement also provides for target annual incentive bonuses for Mr. Werner of not less than $225 and not less than $250 for 2008 and 2009, respectively. In addition, under the terms of the Supplemental Compensation Agreement, Mr. Werner is eligible to receive up to $950 for the renewal of seven major affiliation agreements on commercially reasonable terms. Mr. Werner is also eligible to receive an incentive bonus for incremental growth of the Company’s subscriber base over the existing base as reported by all companies distributing the Outdoor Channel in their December 2007 reports as follows: $300 for each incremental increase of 1 million paying subscribers, or portion thereof, for up to 5 million incremental subscribers; $400 for each incremental increase of 1 million paying subscribers, or portion thereof, for between 5 million and 10 million incremental subscribers; and $500 for each incremental increase of 1 million paying subscribers, or portion thereof, for incremental subscribers in excess of 10 million, with no maximum amount. Further, Mr. Werner is entitled to receive a cash bonus of 5%

of the annual increase in advertising revenue from continuing operations of Outdoor Channel compared to the prior year, for both 2008 and 2009. During the three and six months ended June 30, 2008, we have recognized $404 and $777, respectively, of expense related to Mr. Werner’s Supplemental Compensation Agreement.
On March 14, 2008, the Company announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced April 15, 2008 and will cease upon the earlier of November 30, 2008 or completion of the program. As of August 5, 2008, 1,159,255 shares had been repurchased for $8,524.
Operating Leases
We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2015. Rent expense is recognized on a straight-line basis over each lease term. The excess of the expense accrued over the amounts currently payable is reflected in deferred obligations in the accompanying consolidated balance sheets.
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
Rent expense, including rent paid to Musk Ox Properties, LP and satellite and transponder expense, aggregated to approximately $664 and $781 for the three months ended June 30, 2008 and 2007, respectively, and approximately $1,411 and $1,521 for the six months ended June 30, 2008 and 2007, respectively.
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
The results of the Membership Division are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Membership Division revenue	$—	$363	$—	$1,632
Income from continuing operations	—	15	—	73
Income (loss) from discontinued operations, net of tax	—	(7)	—	29
NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for a disclosure of transactions between the company and holders of noncontrolling interest. SFAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. We do not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position.
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
Valuation of Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our only reporting unit to its carrying value. We determine the fair value of our reporting unit using the income approach. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. Based on our most recent analysis, we believe that no impairment exists at June 30, 2008.
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

Comparison of Operating Results for the Three Months Ended June 30, 2008 and June 30, 2007
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2008	2007	$	%	2008	2007
Revenues:
Advertising	$8,491	$6,634	$1,857	28.0%	65.1%	58.1%
Subscriber fees	4,556	4,775	(219)	(4.6)	34.9	41.9

Total revenues	13,047	11,409	1,638	14.4	100.0	100.0

Cost of services:
Programming	1,773	1,633	140	8.6	13.6	14.3
Satellite transmission fees	549	636	(87)	(13.7)	4.2	5.6
Production and operations	1,162	904	258	28.5	8.9	7.9
Other direct costs	95	17	78	458.8	0.7	0.1

Total cost of services	3,579	3,190	389	12.2	27.4	28.0

Other expenses:
Advertising	1,488	1,816	(328)	(18.1)	11.4	15.9
Selling, general and administrative	7,133	6,801	332	4.9	54.7	59.6
Depreciation and amortization	617	658	(41)	(6.2)	4.7	5.8

Total other expenses	9,238	9,275	(37)	(0.4)	70.8	81.3

Income (loss) from operations	230	(1,056)	1,286	(121.8)	1.8	(9.3)

Interest and other income, net	408	812	(404)	(49.8)	3.1	7.1

Income (loss) from continuing operations before income taxes	638	(244)	882	(361.5)	4.9	(2.1)

Income tax provision	367	819	(452)	(55.2)	2.8	7.2

Income (loss) from continuing operations	271	(1,063)	1,334	(125.5)	2.1	(9.3)

Loss from discontinued operations, net of tax	—	(7)	7	(100.0)	—	(0.1)

Net income (loss)	$271	$(1,070)	$1,341	(125.3)%	2.1%	(9.4)%

(percentages may not add due to rounding)

Comparison of Operating Results for the Six Months Ended June 30, 2008 and June 30, 2007
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2008	2007	$	%	2008	2007
Revenues:
Advertising	$16,122	$12,991	$3,131	24.1%	65.2%	57.7%
Subscriber fees	8,605	9,524	(919)	(9.6)	34.8	42.3

Total revenues	24,727	22,515	2,212	9.8	100.0	100.0

Cost of services:
Programming	3,696	3,104	592	19.1	14.9	13.8
Satellite transmission fees	1,175	1,232	(57)	(4.6)	4.8	5.5
Production and operations	3,023	2,274	749	32.9	12.2	10.1
Other direct costs	192	55	137	249.1	0.8	0.2

Total cost of services	8,086	6,665	1,421	21.3	32.7	29.6

Other expenses:
Advertising	2,026	2,530	(504)	(19.9)	8.2	11.2
Selling, general and administrative	14,750	15,001	(251)	(1.7)	59.7	66.6
Depreciation and amortization	1,232	1,307	(75)	(5.7)	5.0	5.8

Total other expenses	18,008	18,838	(830)	(4.4)	72.8	83.7

Loss from operations	(1,367)	(2,988)	1,621	(54.3)	(5.5)	(13.3)

Interest and other income, net	946	1,515	(569)	(37.6)	3.8	6.7

Loss from continuing operations before income taxes	(421)	(1,473)	1,052	(71.4)	(1.7)	(6.5)

Income tax provision	89	353	(264)	(74.8)	0.4	1.6

Loss from continuing operations	(510)	(1,826)	1,316	(72.1)	(2.1)	(8.1)

Income from discontinued operations, net of tax	—	29	(29)	(100.0)	—	0.1

Net loss	$(510)	$(1,797)	$1,287	(71.6)%	(2.1)%	(8.0)%

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
Results of Operations
Total revenues for the three months ended June 30, 2008 were $13,047,000, an increase of $1,638,000, or 14.4%, compared to revenues of $11,409,000 for the three months ended June 30, 2007. Total revenues for the six months ended June 30, 2008 were $24,727,000, an increase of $2,212,000, or 9.8%, compared to revenues of $22,515,000 for the six months ended June 30, 2007. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the three months ended June 30, 2008 was $8,491,000, an increase of $1,857,000 or 28.0% compared to $6,634,000 for the three months ended June 30, 2007. Advertising revenue for the six months ended June 30, 2008 was $16,122,000, an increase of $3,131,000 or 24.1% compared to $12,991,000 for the six months ended June 30, 2007. For June 2008, Nielsen estimated that Outdoor Channel had 31.3 million viewers compared to 30.0 million for the same period a year ago. The increase in advertising revenue for the three and six months ended June 30, 2008 principally reflects an increase in the rates charged for short-form advertising and an increase in the time buy rates charged to producers. We expect demand for our advertising inventory will continue to be strong reflecting our position within our programming genre and niche.
Nielsen revises its estimate of the number of subscribers to our channel each month, and for August 2008 Nielsen decreased its estimate to 30.1 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.
Subscriber fees for the three months ended June 30, 2008 were $4,556,000, a decrease of $219,000 or 4.6% compared to $4,775,000 for the three months ended June 30, 2007. Subscriber fees for the six months ended June 30, 2008 were $8,605,000, a decrease of $919,000 or 9.6% compared to $9,524,000 for the six months ended June 30, 2007. The decrease in subscriber fees for the three and six months ended June 30, 2008 was primarily due to reductions in the subscriber fee rates charged to new and existing service providers carrying Outdoor Channel, partially offset by an increase in subscribers at several service providers.
We plan to accelerate our subscriber growth utilizing various means including offering lower subscriber fees for broader distribution and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense. If we are successful with these tactics, our net subscriber fee revenue may decrease over the short-term future.
Cost of Services
Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. Total cost of services for the three months ended June 30, 2008 was $3,579,000, an increase of $389,000 or 12.2%, compared to $3,190,000 for the three months ended June 30, 2007. Total cost of services for the six months ended June 30, 2008 was $8,086,000, an increase of $1,421,000 or 21.3%, compared to $6,665,000 for the six months ended June 30, 2007. As a percentage of revenues, total cost of services was 27.4% and 28.0% in the three months ended June 30, 2008 and 2007, respectively. As a percentage of revenues, total cost of services was 32.7% and 29.6% in the six months ended June 30, 2008 and 2007, respectively.
Programming expenses for the three months ended June 30, 2008 were $1,773,000, an increase of $140,000 or 8.6% compared to $1,633,000 for the three months ended June 30, 2007. Programming expenses for the six months ended June 30, 2008 were $3,696,000, an increase of $592,000 or 19.1% compared to $3,104,000 for the six months ended June 30, 2007. The increase for the three and six months ended June 30, 2008 was principally a result of the write off of certain programs during the quarter ended March 31, 2008 which did not meet our higher program quality standards. During the three months ended June 30, 2008, there were no write offs of lower quality programs and the increase in programming expenses reflects our commitment to higher quality programming.
Our policy is to amortize costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then amortized to programming expense based on the anticipated airing schedule. The anticipated airing schedule has typically been over 2 or 4 quarters that generally does not extend over more than 2 years. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we amortize programming expense with the remaining associated cost recorded in prepaid programming. We do not make any further expense or asset adjustments if in subsequent periods demand brings episodes to air that had previously been fully expensed, rather, we consider such events when we review our expected airings prospectively. Our programming costs per show are expected to increase as we continue to improve the quality of our in-house produced shows, and we expect our aggregate programming costs to increase somewhat from prior year levels. As our programming strategy evolves, we will reconsider the appropriate timing of the charge to expense of our programming costs.
Satellite transmission fees for the three months ended June 30, 2008 were $549,000, a decrease of $87,000, or 13.7%, compared to $636,000 for the three months ended June 30, 2007. Satellite transmission fees for the six months ended June 30, 2008 were $1,175,000, a decrease of $57,000, or 4.6%, compared to $1,232,000 for the six months ended June 30, 2007. The decrease in satellite transmission fees for the three and six months ended June 30, 2008 was primarily due to lower monthly fees associated with our new satellite agreement which became effective during the three months ended June 30, 2008.
Production and operations costs for the three months ended June 30, 2008 were $1,162,000, an increase of $258,000, or 28.5%, compared to $904,000 for the three months ended June 30, 2007. Production and operations costs for the six months ended June 30, 2008 were $3,023,000, an increase of $749,000, or 32.9%, compared to $2,274,000 for the six months ended June 30, 2007. The increase in costs for the three months ended June 30, 2008 relates primarily to $201,000 in broadband services which did not exist in the prior year. The increase in costs for the six months ended June 30, 2008 relates primarily to an increase in personnel and related payroll costs associated with production and programming of approximately $262,000. In addition, the increase included approximately $74,000 related to encryption transponders provided to our service providers and $361,000 of broadband services which did not exist in the prior year.
Other direct costs for the three months ended June 30, 2008 were $95,000, an increase of $78,000, or 458.8%, compared to $17,000 for the three months ended June 30, 2007. Other direct costs for the six months ended June 30, 2008 were $192,000, an increase of $137,000, or 249.1%, compared to $55,000 for the six months ended June 30, 2007. The increase for the three and six months ended June 30, 2008 principally relates to more expense being recognized through amortization of launch support in the three and six months ended June 30, 2008 compared to the same periods in 2007 because of less revenue being received upon renewal of our affiliation agreement from those service providers to whom we previously paid launch support. We anticipate other direct costs will increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.
Other Expenses
Other expenses consist of the cost of advertising, selling, general and administrative expenses and depreciation and amortization.
Total other expenses for the three months ended June 30, 2008 were $9,238,000, a decrease of $37,000 or 0.4%, compared to $9,275,000 for the three months ended June 30, 2007. Total other expenses for the six months ended June 30, 2008 were $18,008,000, a decrease of $830,000 or 4.4%, compared to $18,838,000 for the six months ended June 30, 2007. As a percentage of revenues, total other expenses were 70.8% and 81.3% in the three months ended June 30, 2008 and 2007, respectively. As a percentage of revenues, total other expenses were 72.8% and 83.7% in the six months ended June 30, 2008 and 2007, respectively.
Advertising expenses for the three months ended June 30, 2008 were $1,488,000, a decrease of $328,000 or 18.1% compared to $1,816,000 for the three months ended June 30, 2007. Advertising expenses for the six months ended June 30, 2008 were $2,026,000, a decrease of $504,000 or 19.9% compared to $2,530,000 for the six months ended June 30, 2007. The decrease in advertising expense for the three months ended June 30, 2008 was due primarily to expenses related to our new logo and programming initiatives incurred during the three months ended June 30, 2007 that did not recur in 2008. The decrease for the six months ended June 30, 2008 was primarily due to termination of our sponsorship of a NASCAR team in 2007 and expenses related to launch of our new logo in 2007.
Selling, general and administrative expenses for the three months ended June 30, 2008 were $7,133,000, an increase of $332,000 or 4.9% compared to $6,801,000 for the three months ended June 30, 2007. Selling, general and administrative expenses for the six months ended June 30, 2008 were $14,750,000, a decrease of $251,000 or 1.7% compared to $15,001,000 for the six months ended June 30, 2007. As a percentage of revenues, selling, general and administrative expenses were 54.7% and 59.6% for the three months ended June 30, 2008 and 2007, respectively. As a percentage of revenues, selling, general and administrative expenses were 59.7 % and 66.6% for the six months ended June 30, 2008 and 2007, respectively. During the three and six months ended June 30, 2007, we recognized approximately $2,098,000 and $4,948,000 in share-based compensation related to two tranches of performance units granted to our CEO. Share-based compensation related to these two tranches of performance units was completely recognized during the 2007 calendar year and no corresponding expense for performance units was recognized during the three and six months ended June 30, 2008. This decrease in share-based compensation expense of approximately $2,098,000 for the three months ended June 30, 2008 was partially offset by increased legal and accounting fees of approximately $448,000 related to Sarbanes-Oxley compliance consulting, audit and tax services and increased used of outside legal services. Also offsetting this decrease was increased compensation related to revised compensation plans for our senior executives and newly hired personnel of approximately $1,116,000 and increases related to annual marketing events during the period of approximately $489,000. The decrease in expense related to the two tranches of performance units of approximately $4,948,000 for the six months ended June 30, 2008 was partially offset by increased legal and accounting fees of approximately $996,000 related to Sarbanes-Oxley compliance consulting, the transition of audit and tax service providers and increased used of outside legal services. Also offsetting this decrease was increased compensation related to revised compensation plans for our senior executives and newly hired personnel of approximately $1,923,000 and increases related to annual marketing events during the period of approximately $1,161,000 and an increase to our reserve for doubtful accounts of approximately $267,000.
We have added to our professional and support staff across all departments over the past year to support our initiatives in subscriber growth and in other areas such as accounting and finance. In addition to base salaries and bonuses, we utilize share-based compensation packages as incentives for our employees. We have generally utilized restricted stock grants as opposed to stock options or performance units. For tax purposes, the tax deduction for restricted stock, subject to the limitations on the deductibility of employee remuneration of Internal Revenue Code Section 162(m), is the fair market value of the Company’s stock on the date the restrictions lapsed (e.g. vesting). Although we may find it necessary to motivate prospective or current employees with additional cash and or equity awards, we anticipate that selling, general and administrative costs will remain relatively consistent over the foreseeable future.
Depreciation and amortization for the three months ended June 30, 2008 were $617,000, a decrease of $41,000 or 6.2% compared to $658,000 for the three months ended June 30, 2007. Depreciation and amortization for the six months ended June 30, 2008 were $1,232,000, a decrease of $75,000 or 5.7% compared to $1,307,000 for the six months ended June 30, 2007. The decrease in depreciation and amortization for the three and six months ended June 30, 2008 primarily relates to our infomercial customer relations intangible asset becoming fully amortized as of December 31, 2007, partially offset by increased depreciation related to an increase in fixed assets.
Income (Loss) from Operations
Income from operations for the three months ended June 30, 2008 was $230,000, a change of $1,286,000 compared to a loss of $1,056,000 for the three months ended June 30, 2007. Loss from operations for the six months ended June 30, 2008 was $1,367,000, a change of $1,621,000 compared to a loss of $2,988,000 for the six months ended June 30, 2007. As discussed above, the reduction of our loss from operations was driven by increased prices we are realizing for our advertising inventory and decreased compensation related to share-based performance units, offset by growth in our professional and support staff, professional fees and other charges. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.
Interest and Other Income, Net
Interest and other income, net for the three months ended June 30, 2008 was $408,000, a decrease of $404,000 compared to $812,000 for the three months ended June 30, 2007. Interest and other income, net for the six months ended June 30, 2008 was $946,000, a decrease of $569,000 compared to $1,515,000 for the six months ended June 30, 2007. The decrease for the three and six months ended June 30, 2008 was primarily due to the recognition of other-than-temporary impairment charges related to certain auction-rate securities totaling $260,000 during the three months ended March 31, 2008 and $76,000 during the three months ended June 30, 2008 and a loss on sale of equity securities of $44,000 during the three months ended March 31, 2008. In addition, lower interest rates decreased the interest earned on the average balances of our cash and cash equivalents. We anticipate a decline in interest earned in future periods.
Income (Loss) from Continuing Operations Before Income Taxes
Income from continuing operations before income taxes as a percentage of revenues was 4.9% for the three months ended June 30, 2008 compared to (2.1)% for the three months ended June 30, 2007. We recognized income before income taxes for the three months ended June 30, 2008 amounting to $638,000, a change of $882,000 compared to a loss of $244,000 for the three months ended June 30, 2007. Loss from continuing operations before income taxes as a percentage of revenues was

(1.7)% for the six months ended June 30, 2008 compared to (6.5)% for the six months ended June 30, 2007. We recognized a loss before income taxes for the six months ended June 30, 2008 amounting to $421,000, a change of $1,052,000 compared to a loss of $1,473,000 for the six months ended June 30, 2007.
Income Tax Provision
Income tax provision for the three months ended June 30, 2008 was $367,000, a change of $452,000 as compared to $819,000 for the three months ended June 30, 2007. Income tax provision for the six months ended June 30, 2008 was $89,000, a change of $264,000 as compared to $353,000 for the six months ended June 30, 2007. The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008 and 2007 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008 included a discrete tax expense of $82,000 and $105,000, respectively, related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded under FAS 123R.
Income (Loss) from Continuing Operations
Income from continuing operations for the three months ended June 30, 2008 was $271,000, a change of $1,334,000 compared to a loss of $1,063,000 during the three months ended June 30, 2007. Loss from continuing operations for the six months ended June 30, 2008 was $510,000, a change of $1,316,000 compared to a loss of $1,826,000 during the six months ended June 30, 2007. The increase in income and decrease in loss was due to the reasons stated above.
Income (Loss) from Discontinued Operations, Net of Tax
We did not have discontinued operations during the three and six months ended June 30, 2008 as the Membership Division was sold on April 24, 2007 compared to a loss of $7,000 and income of $29,000 for the three and six months ended June 30, 2007, respectively.
Net Income (Loss)
Net income for the three months ended June 30, 2008 was $271,000, a change of $1,341,000 compared to a net loss of $1,070,000 for the three months ended June 30, 2007. Net loss for the six months ended June 30, 2008 was $510,000, a change of $1,287,000 compared to a net loss of $1,797,000 for the six months ended June 30, 2007. The net income and smaller loss was due to the reasons stated above.
Liquidity and Capital Resources
We generated $4,504,000 of cash in our operating activities in the six months ended June 30, 2008, compared to $7,560,000 in the six months ended June 30, 2007 and had a cash and cash equivalent balance of $60,507,000 at June 30, 2008, an increase of $35,247,000 from the balance of $25,260,000 at December 31, 2007. The decrease in cash flows from operating activities in the six months ended June 30, 2008 compared to the same period in 2007 was due primarily to increases in operating expenses as a whole, including increased cash compensation for employees. In addition, the six months ended June 30, 2007 included the receipt of federal and state income tax refunds totaling $2,077,000 which did not repeat in the corresponding period in 2008. Net working capital decreased to $75,205,000 at June 30, 2008, compared to $80,507,000 at December 31, 2007, primarily due to the use of $4,811,000 in cash to purchase and retire our common stock and the classification of certain auction-rate securities totaling $2,683,000 as non-current assets.
As of June 30, 2008, we held $9,539,000 of auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected a portion of our investments in auction-rate securities as non-current assets on our balance sheet. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained AAA/AA credit ratings despite the failure of the auction process. The fair values of certain of our auction-rate securities as of June 30, 2008 were based on indicators in the marketplace, subsequent sales, recent notifications from the issuer and recent trades of similar securities. However, the fair values of certain auction-rate securities were measured using an evaluation model. The inputs to the valuation model were based on assumptions which included an estimated amount of time that the auction-rate securities will return to liquidity and that we will be able to recover our original investment in the securities. We believe that based on the company’s current cash, cash equivalents and marketable securities balances at June 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.
We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Net cash provided by investing activities was $35,833,000 in the six months ended June 30, 2008 compared to net cash used of $2,780,000 for the six months ended June 30, 2007. The increase in cash provided by investing activities related principally to the net difference of sales and purchases of short-term auction-rate securities partially offset by the proceeds from the sale of equipment in the six months ended June 30, 2008.
Cash used by financing activities was $5,090,000 in the six months ended June 30, 2008 compared to cash provided of $333,000 in the six months ended June 30, 2007. The cash used by financing activities in the six months ended June 30, 2008 was principally the cash used for the purchase and retirement of our common stock in connection with the stock repurchase plan and the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to the vesting of restricted shares. For the six months ended June 30, 2007, cash provided by financing activities was principally the proceeds from the exercise of stock options partially offset by the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares.
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. Interest is payable beginning November 5, 2007, and on the same date of each consecutive month thereafter. The Revolver provides that the interest rate shall be LIBOR plus 1.25%. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash stock based employee compensation expense. As of June 30, 2008 and as of the date of this report, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.
As of June 30, 2008, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels through acquisitions or otherwise, we may need to seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At June 30, 2008 and December 31, 2007, our investment portfolio included fixed-income securities of $9,539,000 and $46,155,000, respectively. At June 30, 2007, our available-for-sale securities included auction-rate securities with long-term maturities, but which have variable yields based on auctions that are held every 28 days. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.
We do not have any transactions denominated in currencies other than U.S. dollars and as a result we have no foreign currency exchange rate risk.
As of June 30, 2008 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.
Our available-for-sale investments are comprised of $9,539,000 carrying value of investments in auction-rate securities. With the liquidity issues experienced in the global credit and capital markets, our auction-rate securities have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of certain of these auction-rate securities no longer approximates par value. As of June 30, 2008, we recorded a cumulative other-than-temporary impairment of $336,000 in interest and other income, net for certain auction-rate securities.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms
Changes in internal control over financial reporting. During the six months ended June 30, 2008 management took corrective action surrounding our financial statement closing process including supervision and review of complex accounting and disclosure requirements. Management implemented accounting software that will enhance our capabilities and improve controls surrounding accounting for share-based awards to employees and non-employees. Additional substantive review was performed by management to provide assurance that increased controls related to income taxes are adequate and effective. In addition, management has hired additional CPAs to bolster our U.S. GAAP expertise and has implemented training of recently hired personnel who oversee and administer our remediated controls. Management, with the oversight of our Audit Committee and the assistance of outside consultants has remediated the previously identified material weaknesses and these remediating controls have been successfully placed in operation and tested as of June 30, 2008. Other than the remediation of the material weaknesses noted above, there were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs and satellite service providers, having such relationship or agreement with an MSO does not ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers satellite systems and cable MSOs, along with their cable affiliates, the right to broadcast Outdoor Channel to their subscribers, but such contracts or arrangements have not typically required that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our prior carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, we have no assurance that Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, under the terms of our prior agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with some of the service providers that are currently distributing our channel. Our long-term distribution agreements with four of the major service providers, accounting for approximately 35% of our subscriber base as of June 2008, have expired as of that date, although we have renewed some of such agreements for a short period or continued such agreements on a month-to-month basis. If we are unable to renew these distribution agreements for a committed number of subscribers or for multi-year terms, we could lose, or be subject to a loss of, a substantial number of subscribers. If cable and satellite service providers discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.
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
As of June 30, 2008, our marketable security investments included $9.5 million of high-grade (AAA/AA rated) auction-rate securities issued primarily by closed end preferred and municipalities. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of July 15, 2008, we had investments in five auction-rate securities which totaled $9.5 million, net.
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

We may not be able to secure additional advertising accounts, and as a result, our revenues and profitability may be negatively impacted.
Our ability to secure additional advertising accounts depends upon the size of our audience, the popularity of our programming and the demographics of our viewers, as well as strategies taken by our competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for advertising accounts and related advertising expenditures is intense. We face competition for such advertising expenditures from a variety of sources, including other cable network companies and other media. We cannot assure you that our sponsors will pay advertising rates for commercial air time at levels sufficient for us to make a profit or that we will be able to attract new advertising sponsors or increase advertising revenues. If we are unable to attract advertising accounts in sufficient quantities, our revenues and profitability may be harmed.
We cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-Q a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of June 30, 2008, based on management’s evaluation, our internal control over financial reporting was effective. However, if we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
We compete for viewers with other established pay cable television and broadcast networks, including Versus (formerly OLN), Spike TV, ESPN2 and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the deployment of fiber optic cable, which are already substantially underway, are expected to allow cable systems to greatly expand their current channel capacity, which could dilute our market share and lead to increased competition for viewers from existing or new programming services. In addition, the satellite distributors generally have more bandwidth capacity than cable distributors allowing them to possibly provide more channels offering the type of programming we offer.

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
We currently produce and own approximately 20% of the programs we air on Outdoor Channel (exclusive of infomercials). In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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
A summary of the Company’s share repurchase activity is as follows:

			Total Number	Maximum
			of Shares	Approximate Dollar
			Purchased as	Value that May Yet
	Total Number		Part of Publicly	Be Used to Purchase
	of Shares	Average Price	Announced	Shares Under the
Period	Purchased	Paid per Share	Program	Program

April 15, 2008 through April 30, 2008	83,800	$7.45	83,800	$9,375,994
May 1, 2008 through May 31, 2008	245,962	7.75	245,962	7,470,804
June 1, 2008 through June 30, 2008	292,787	7.80	292,787	5,188,156

Total	622,549	$7.73	622,549

The stock repurchase program commenced April 15, 2008 and will cease upon the earlier of November 30, 2008 or completion of the program.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Stockholders was held on June 10, 2008 at 43455 Business Park Drive, Temecula, California at 9:00 a.m. Of the 27,174,213 shares of common stock entitled to vote at the meeting, 23,592,079 shares, representing 86.8% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.
(a) The stockholders elected three directors for a three-year term to expire at the 2011 Annual Meeting of Stockholders. Our present Board of Directors has nominated and recommends for election as director the following persons:

Name	Votes in Favor	Votes Withheld
Ajit M. Dalvi	21,105,459	2,486,620
David D. Kinley	21,470,739	2,121,340
Michael L. Pandzik	21,315,764	2,276,315
(b) The Stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 by a vote of 23,584,888 in favor and 2,640 votes withheld.
(c) The Stockholders approved the amendment and restatement of the Company’s 2004 Long-Term Incentive Plan, including an increase in the total number of reserved shares that may be issued under the Plan by a vote of 10,040,484 in favor, 1,374,426 votes against and 6,865,007 votes withheld.

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
Date: August 8, 2008