Form 10-Q
period 2008-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2008-10-31
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 28, 2008

Common Stock, $0.001 par value	25,292,091

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For The Period Ended September 30, 2008
* * *

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,317	$25,260
Investments in available-for-sale securities	150	46,155
Accounts receivable, net of allowance for doubtful accounts of $593 and $240, respectively	9,221	8,299
Income tax refund receivable	236	224
Deferred tax assets, net	705	705
Prepaid programming costs	4,073	3,522
Other current assets	1,393	1,175

Total current assets	73,095	85,340

Property, plant and equipment, net	10,394	11,632
Amortizable intangible assets, net	48	313
Goodwill	43,160	43,160
Investments in available-for-sale securities	6,684	—
Deferred tax assets, net	7,574	9,326
Deposits and other assets	1,772	1,930

Totals	$142,727	$151,701

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$5,493	$4,158
Accrued severance payments	34	257
Deferred revenue	400	261
Current portion of deferred obligations	89	143
Customer deposits	—	14

Total current liabilities	6,016	4,833

Accrued severance payments, net of current portion	6	22
Deferred obligations	249	269

Total liabilities	6,271	5,124

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,343 and 26,870 shares issued and outstanding, respectively	25	27
Additional paid-in capital	163,724	175,570
Accumulated other comprehensive loss, net of tax	(216)	(59)
Accumulated deficit	(27,077)	(28,961)

Total stockholders’ equity	136,456	146,577

Totals	$142,727	$151,701

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Advertising	$10,472	$7,917	$26,594	$20,908
Subscriber fees	4,484	4,739	13,089	14,263

Total revenues	14,956	12,656	39,683	35,171

Cost of services:
Programming	1,437	1,521	5,133	4,625
Satellite transmission fees	398	637	1,573	1,869
Production and operations	1,454	1,101	4,477	3,375
Other direct costs	98	46	290	101

Total cost of services	3,387	3,305	11,473	9,970

Other expenses:
Advertising	567	1,558	2,593	4,088
Selling, general and administrative	6,592	6,524	21,342	21,525
Depreciation and amortization	672	686	1,904	1,993

Total other expenses	7,831	8,768	25,839	27,606

Income (loss) from operations	3,738	583	2,371	(2,405)

Interest and other income, net	454	882	1,400	2,397

Income (loss) from continuing operations before income taxes	4,192	1,465	3,771	(8)

Income tax provision (benefit)	1,798	(33)	1,887	320

Income (loss) from continuing operations	2,394	1,498	1,884	(328)

Income from discontinued operations, net of tax	—	—	—	29

Net income (loss)	$2,394	$1,498	$1,884	$(299)

Basic earnings (loss) per common share data:
From continuing operations	$0.10	$0.06	$0.07	$(0.01)

From discontinued operations	$—	$—	$—	$—

Basic earnings per common share	$0.10	$0.06	$0.07	$(0.01)

Diluted earnings (loss) per common share data:
From continuing operations	$0.09	$0.06	$0.07	$(0.01)

From discontinued operations	$—	$—	$—	$—

Diluted earnings per common share	$0.09	$0.06	$0.07	$(0.01)

Weighted average number of common shares outstanding:
Basic	25,114	26,054	25,719	25,846

Diluted	25,890	26,747	26,287	25,846

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2008
(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2007	26,870	$27	$175,570	$(59)	$(28,961)	$146,577

Comprehensive income:
Net income	—	—	—	—	1,884	1,884
Change in fair value of available-for-sale securities, net of taxes of $133	—	—	—	(157)	—	(157)

Total comprehensive income	—	—	—	—	—	1,727

Common stock issued upon exercise of stock options	2	—	11	—	—	11

Issuance of restricted stock and performance shares to employees and service providers for services to be rendered, net of forfeited shares	384	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	2,704	—	—	2,704

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(51)	—	(389)	—	—	(389)

Purchase and retirement of treasury stock related to the stock repurchase program	(1,862)	(2)	(14,172)	—	—	(14,174)

Balance, September 30, 2008	25,343	$25	$163,724	$(216)	$(27,077)	$136,456

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income (loss)	$1,884	$(299)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(29)
Depreciation and amortization	1,904	1,993
Amortization of subscriber acquisition fees	367	366
Loss (gain) on sale of equipment	41	(1)
Loss (gain) on sale of available-for-sale and auction-rate securities	(75)	—
Other-than-temporary impairment on auction-rate securities	336	—
Provision for doubtful accounts	589	100
Share-based employee and service provider compensation	2,704	8,392
Deferred tax provision, net	1,885	245
Tax benefits from exercise of stock options in excess of recognized expense	—	(7)

Changes in operating assets and liabilities:
Accounts receivable	(1,459)	(2,121)
Income tax refund receivable	(12)	2,095
Prepaid programming costs	(551)	(295)
Other current assets	(218)	(486)
Deposits and other assets	(209)	(250)
Accounts payable and accrued expenses	1,469	1,558
Deferred revenue	139	(388)
Customer deposits	(14)	(41)
Accrued severance payments	(239)	(257)
Deferred obligations	(74)	15

Net cash provided by operating activities	8,467	10,590

Investing activities:
Purchases of property, plant and equipment	(644)	(943)
Proceeds from sale of equipment	15	4
Proceeds from sale of discontinued operations	—	3,589
Purchases of available-for-sale and auction-rate securities	(27,181)	(104,001)
Proceeds from sale of available-for-sale and auction-rate securities	65,952	100,811

Net cash provided by (used in) investing activities	38,142	(540)

Financing activities:
Proceeds from exercise of stock options	11	604
Purchase and retirement of stock related to stock repurchase program	(14,174)	—
Purchase of treasury stock	(389)	(308)
Tax benefits from exercise of stock options in excess of recognized expense	—	7

Net cash provided by (used in) financing activities	(14,552)	303

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(582)
Net cash used in investing activities of discontinued operations	—	(69)

Net cash used in discontinued operations	—	(651)

Net increase in cash and cash equivalents	32,057	9,702
Cash and cash equivalents, beginning of period	25,260	14,226

Cash and cash equivalents, end of period	$57,317	$23,928

Supplemental disclosure of cash flow information:

Income taxes paid	$13	$99

Supplemental disclosures of non-cash investing and financing activities:

Effect of net decrease in fair value of available-for-sale securities, net of deferred taxes	$(157)	$(49)

Property, plant and equipment costs incurred but not paid	$37	$122

Retirement of treasury stock	$389	$308

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data)
NOTE 1—ORGANIZATION AND BUSINESS
Description of Operations
Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Gold Prospector’s Association of America, LLC and LDMA-AU, Inc., which previously made up our Membership Division, were sold in April 2007 (see Note 11). Outdoor Channel Holdings, Inc. wholly owns Gold Prospector’s Association of America, Inc. (“GPAA”) which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008 and its results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. Pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
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

Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding on the total compensation the employees have realized as a result of the vesting of these shares. During the three and nine months ended September 30, 2008, approximately 13 and 51 shares were repurchased with a market value of approximately $98 and $389, respectively.
1995 Stock Option Plan (“1995 Plan”). There are 1,250,000 shares of common stock reserved for issuance under the 1995 Plan. Options granted under the 1995 Plan typically expire 5 years from the date of grant. These options generally vest equally over four years beginning three months to one year from the grant date. As of September 30, 2008, options to purchase 62,500 shares of common stock were outstanding and no further option grants can be issued under this plan.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through September 30, 2008, all options to purchase common stock, restricted stock awards and performance units to our employees, service providers and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest over three to five years, however, some awards vest monthly. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of September 30, 2008, options to purchase 555,000 shares of common stock, 903,001 restricted shares, and 700,000 performance unit shares were outstanding. There were 1,463,853 shares of common stock available for future grant as of September 30, 2008.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. If an option is surrendered or ceases to be exercisable, the shares continue to be available for future grant. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of September 30, 2008, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.
Other or Outside of Plan Option stock grants can be granted that are not covered under any of the stock option plans with appropriate shareholder approval. There are 462,500 shares of nonqualified stock options to purchase common stock authorized. Options granted outside of the other plans generally vest on a quarterly or annual basis and expire 5 years from the date of the grant. As of September 30, 2008, options to purchase 462,500 shares of common stock were outstanding.
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
The following tables summarize share-based compensation expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Nature of Award:
Restricted stock	$854	$469	$2,285	$1,172
Options	138	376	419	1,256
Performance units	—	1,016	—	5,964

Total share-based compensation expense	$992	$1,861	$2,704	$8,392

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Classification of Compensation Expense:
Cost of services:
Production and operations	$155	$46	$330	$125

Other expenses:
Selling, general and administrative	837	1,815	2,374	8,267

Total share-based compensation expense	$992	$1,861	$2,704	$8,392

During the nine months ended September 30, 2008 one employee transitioned to being an independent service provider. As of the transition date, the fair value of these stock options was estimated to be $0.12 per share. No options were issued during the nine months ended September 30, 2008. The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2008	2007
Risk-free interest rate	1.4 — 2.3%	4.9 — 5.0%
Dividend yield	0.0%	0.0%
Expected life of the option	0.1 — 0.3years	0.8years
Volatility factor	33.6 — 52.6%	39.2 — 39.5%
Weighted average volatility factor	45.4%	39.4%
The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. We have not paid dividends in the past and do not plan to pay any dividends in the future.
Issuances of Common Stock by the Company
For the three and nine months ended September 30, 2008 and 2007, we received cash from the exercise of options as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Number of options exercised	—	1	2	363
Cash proceeds	$—	$6	$11	$604
Tax benefit from options exercised	$—	$2	$2	$725
During the nine months ended September 30, 2008, we issued 424 shares of restricted stock to employees and 40 shares of restricted stock were canceled due to employee turnover.

Stock Options
A summary of the status of the options granted under the Company’s stock option plans and outside of those plans as of September 30, 2008 and the changes in options outstanding during the nine months then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (Yrs.)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2007	1,442	$12.48
Granted	—	—
Exercised	(2)	6.14
Forfeited	(23)	12.11
Expired	(87)	13.75

Outstanding at September 30, 2008	1,330	$12.41	2.07	$—

Vested or expected to vest at September 30, 2008	1,325	$12.41	2.07	$—

Exercisable at September 30, 2008	1,266	$12.35	2.01	$—

Additional information regarding options outstanding for all plans as of September 30, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(In thousands)			(In thousands)
$10.19 — $10.19	10	2.51	$10.19	5	$10.19
$11.60 — $11.60	500	0.12	11.60	500	11.60
$12.10 — $12.10	300	3.04	12.10	300	12.10
$12.11 — $12.80	295	4.68	12.64	277	12.64
$13.90 — $14.95	200	1.53	14.27	161	14.20
$15.75 — $15.75	25	0.69	15.75	23	15.75

Total	1,330	2.07	$12.41	1,266	$12.35

There were no options granted during the nine months ended September 30, 2008 or 2007. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $2 and $3,363, respectively.
The total fair value of options to purchase common stock that vested during the nine months ended September 30, 2008 and 2007 was $535 and $2,291, respectively.
Restricted Stock
A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of September 30, 2008 and the changes in restricted shares outstanding during the nine months then ended is presented as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at beginning of period	697	$10.25
Granted	424	7.39
Vested	(178)	10.72
Forfeited	(40)	10.54

Nonvested at end of period	903	$8.80

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.

Expense to be Recognized
Expense associated with our stock based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of September 30, 2008 are as follows:

	September 30, 2008
		Weighted Average
	Expense Yet	Remaining
	to be	Requisite Service
	Recognized	Periods
Stock options	$535	1.1 years
Restricted stock	6,292	2.9 years
Performance units	—	—

Total	$6,827	2.8 years

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
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average shares used to calculate basic earnings (loss) per share	25,114	26,054	25,719	25,846
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	776	693	568	—

Weighted average shares used to calculate diluted earnings (loss) per share	25,890	26,747	26,287	25,846

For the three months ended September 30, 2008 and 2007, outstanding options and performance units to purchase a total of 2,031 and 2,003 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2008 and 2007, outstanding options and performance units to purchase a total of 2,068 and 2,900 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.
NOTE 4—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
Assets recorded at fair value in the balance sheet as of September 30, 2008 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 “Fair Value Measurements” are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:
Level 1	—	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date

Level 2	—	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3	—	Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at September 30, 2008:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$57,317	$57,317	$—	$—
Short-term investments available-for-sale securities	150	—	150	—
Non-current investments in available-for-sale securities (2)	6,684	—	—	6,684

Total	$64,151	$57,317	$150	$6,684

(1)	Cash and cash equivalents consist primarily of treasury bills and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of one auction-rate municipal security and three closed end perpetual preferred auction-rate securities (“PPS”). PPS were originally considered Level 2 financial assets and valued using estimated market values as of the balance sheet date obtained from an independent pricing service employed by our broker dealers. These independent pricing services carried these investments at par value, due to the overall quality of the underlying investments and taking into account credit ratings, and the anticipated future market for such investments. However, in the three months ending September 30, 2008, we began using discounted cash flow analysis to more accurately measure possible liquidity discounts. Because the discounted cash flow analysis included unobservable inputs we transferred these securities to Level 3 financial assets.
As of September 30, 2008, our investments in available-for-sale securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and three closed end perpetual preferred securities and have redemption features which call for redemption at 100% of par value and have maintained AAA/AA credit ratings despite the failure of the auction process. To date we have collected all interest payable on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. As a result of the lack of liquidity in the PPS market, we recorded an after tax temporary unrealized loss on our PPS of $216, net of related tax effects of $133, in the three months ended September, 30, 2008, which is included in accumulated other comprehensive loss on our balance sheet. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $57,317, expected operating cash flows and the liquidation of $150 of PPS subsequent to the period ending September 30, 2008, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value. We are not certain how long we may be required to hold each security. However, given our current cash position, liquid cash equivalents and cash flow from operations we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.
All other securities that were valued using significant other observable inputs were valued based on indicators in the marketplace, principally subsequent redemptions by the security issuer. The inputs were based on objective and publicly available information. These securities are presented as current assets on the balance sheet.

All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2008 were auction-rate securities. The three closed end perpetual preferred auction-rate securities totaling $4,001 have a weighted average interest rate of 4.92% and an auction reset of 28 days. The municipal security has an interest rate of 2.90%, matures on December 1, 2045 and as of September 30, 2008 the next auction reset date was October 27, 2008. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and nine month periods ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Auction-Rate Securities:
Balance at beginning of period	$2,683	$—
Transfers into Level 3	4,350	9,725
Unrealized losses included in accumulated other comprehensive loss	(349)	(349)
Other-than-temporary impairment	—	(336)
Transfers into Level 2	—	(2,356)

Balance as of September 30, 2008	$6,684	$6,684

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills and money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in interest and other income, net for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$335	$875	$1,629	$2,354
Interest expense	—	(12)	—	(12)
Dividend income	—	18	32	54
Loss on sale of equity securities	—	—	(44)	—
Other-than-temporary impairment on auction-rate securities	—	—	(336)	—
Realized gain on sale of auction-rate securities	119	—	119	—
Gain on sale of equipment	—	1	—	1

Total interest and other income, net	$454	$882	$1,400	$2,397

NOTE 5—COMPREHENSIVE INCOME
The following table provides the composition of other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss), as reported	$2,394	$1,498	$1,884	$(299)
Unrealized losses available-for-sale securities, net of tax	(216)	(15)	(157)	(49)

Comprehensive income	$2,178	$1,483	$1,727	$(348)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators arise. All of our other intangible assets are considered to have finite lives and are being amortized on a straight-line basis over their estimated useful lives.
Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of September 30, 2008:

	September 30, 2008
		Accumulated
	Gross	Amortization	Net
Advertising customer relationships	$1,972	$1,972	$—
Trademark	219	171	48

Total intangible assets	$2,191	$2,143	$48

As of September 30, 2008, the weighted average remaining amortization period for the above intangibles is 3.4 years.
Based on our most recent analysis, we believe that no impairment exists at September 30, 2008 with respect to our goodwill and other intangible assets.
Estimated future amortization expense related to intangible assets at September 30, 2008 is as follows:

Years Ending December 31,	Amount
2008 (remaining 3 months)	$3
2009	15
2010	15
2011	11
2012	4

Total	$48

NOTE 7—LINES OF CREDIT
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8 million to $10 million. The Revolver provides that the interest rate shall be LIBOR plus 1.25% payable monthly. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash share-based employee compensation expense. As of September 30, 2008, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.
NOTE 8—INCOME TAX PROVISION (BENEFIT)
The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.
NOTE 9—RELATED PARTY TRANSACTIONS
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalation clause. On April 24, 2007, in conjunction with the sale of the Membership Division, which resulted in our occupying less space, we have amended the lease and the monthly rent payment was reduced to $17 per month through the end of 2007 with a 3% per year escalation clause thereafter. We paid Musk Ox Properties, LP approximately $54 and $52 in the three months ended September 30, 2008 and 2007, respectively, and $162 and $201 in the nine months ended September 30, 2008 and 2007, respectively. We recognized rent expense related to this lease of $53 and $53 in the three months ended September 30, 2008 and 2007, respectively, and $160 and $206 in the nine months ended September 30, 2008 and 2007, respectively.
We have engaged Narrowstep, Inc. to assist us in developing our broadband capabilities. Roger L. Werner, Chief Executive Officer, is a shareholder and member of the board of directors of Narrowstep. During the three months ended September 30, 2008 and 2007, we paid Narrowstep $17 and $8, respectively. During nine months ended September 30, 2008 and 2007, we paid Narrowstep $67 and $33, respectively. We believe the terms of the contract reflect market rates for similar services.
On April 24, 2007, we sold the Membership Division to Thomas H. Massie, who is a principal stockholder and director of the Company (see Note 11).

NOTE 10—COMMITMENTS AND CONTINGENCIES
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
In February 2008, the Company entered into a Supplemental Compensation Agreement with its Chief Executive Officer, Mr. Roger L. Werner, providing for an increase in Mr. Werner’s base annual salary from $300 to $450, effective February 4, 2008, and an increase from $450, to $500, effective October 16, 2008. The Supplemental Compensation Agreement also provides for target annual incentive bonuses for Mr. Werner of not less than $225 and not less than $250 for 2008 and 2009, respectively. In addition, under the terms of the Supplemental Compensation Agreement, Mr. Werner is eligible to receive up to $950 for the renewal of seven major affiliation agreements on commercially reasonable terms. Mr. Werner is also eligible to receive an incentive bonus for incremental growth of the Company’s subscriber base over the existing base as reported by all companies distributing the Outdoor Channel in their December 2007 reports as follows: $300 for each incremental increase of 1 million paying subscribers, or portion thereof, for up to 5 million incremental subscribers; $400 for each incremental increase of 1 million paying subscribers, or portion thereof, for between 5 million and 10 million incremental subscribers; and $500 for each incremental increase of 1 million paying subscribers, or portion thereof, for incremental subscribers in excess of 10 million, with no maximum amount. Further, Mr. Werner is entitled to receive a cash bonus of 5% of the annual increase in advertising revenue from continuing operations of Outdoor Channel compared to the prior year, for both 2008 and 2009. During the three and nine months ended September 30, 2008, we have recognized $422 and $1,199, respectively, of expense related to Mr. Werner’s Supplemental Compensation Agreement.
On August 14, 2008, the Company announced an increase in the total dollar amount of its stock repurchase plan, as previously disclosed, from $10 million to $15 million. All repurchases under the plan were in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced April 15, 2008 and was completed on October 10, 2008. As of the completion date, a total of 1,959,500 shares have been repurchased for $15,000.
We are aware that on October 3, 2008 a previously terminated employee filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10 million plus other indeterminable amounts plus fees and expenses. We intend to vigorously defend this lawsuit if we or our employee receives formal service of such complaint.
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
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rental payments are currently $18 with a 3% per year escalation clause.
Rent expense, including rent paid to Musk Ox Properties, LP and satellite and transponder expense, aggregated to approximately $498 and $740 for the three months ended September 30, 2008 and 2007, respectively, and approximately $1,909 and $2,262 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 11—DISCONTINUED OPERATIONS
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
The results of the Membership Division are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Membership Division revenue	$—	$—	$—	$1,632
Income from operations	—	—	—	73
Income (loss) from discontinued operations, net of tax	—	—	—	29
NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS
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
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R), Business Combinations. The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.
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
We consummated the sale of the Membership Division on April 24, 2007 (see Note 11—Discontinued Operations). We have disclosed the Membership Division as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Expenses previously allocated to the Membership Division which will continue after its disposition have been reallocated as appropriate.
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
Valuation of Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our only reporting unit to its carrying value. We determine the fair value of our reporting unit using the income approach. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. Based on our most recent analysis, we believe that no impairment exists at September 30, 2008.
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
We account for stock options and awards granted to non-employees using the fair value method. Compensation expense for options and awards granted to non-employees has been determined in accordance with SFAS No. 123, Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options and awards granted to non-employees is periodically remeasured as the underlying options and awards vest and is recorded as expense in the consolidated financial statements.
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

Comparison of Operating Results for the Three Months Ended September 30, 2008 and September 30, 2007
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2008	2007	$	%	2008	2007
Revenues:
Advertising	$10,472	$7,917	$2,555	32.3%	70.0%	62.6%
Subscriber fees	4,484	4,739	(255)	(5.4)	30.0	37.4

Total revenues	14,956	12,656	2,300	18.2	100.0	100.0

Cost of services:
Programming	1,437	1,521	(84)	(5.5)	9.6	12.0
Satellite transmission fees	398	637	(239)	(37.5)	2.7	5.0
Production and operations	1,454	1,101	353	32.1	9.7	8.7
Other direct costs	98	46	52	113.0	0.7	0.4

Total cost of services	3,387	3,305	82	2.5	22.6	26.1

Other expenses:
Advertising	567	1,558	(991)	(63.6)	3.8	12.3
Selling, general and administrative	6,592	6,524	68	1.0	44.1	51.5
Depreciation and amortization	672	686	(14)	(2.0)	4.5	5.4

Total other expenses	7,831	8,768	(937)	(10.7)	52.4	69.3

Income from operations	3,738	583	3,155	541.2	25.0	4.6

Interest and other income, net	454	882	(428)	(48.5)	3.0	7.0

Income from continuing operations before income taxes	4,192	1,465	2,727	186.1	28.0	11.6

Income tax provision (benefit)	1,798	(33)	1,831	NM	12.0	(0.3)

Income from continuing operations	2,394	1,498	896	59.8	16.0	11.8

Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	$2,394	$1,498	$896	59.8%	16.0%	11.8%

NM	=	not meaningful
(percentages may not add due to rounding)

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and September 30, 2007
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2008	2007	$	%	2008	2007
Revenues:
Advertising	$26,594	$20,908	$5,686	27.2%	67.0%	59.4%
Subscriber fees	13,089	14,263	(1,174)	(8.2)	33.0	40.6

Total revenues	39,683	35,171	4,512	12.8	100.0	100.0

Cost of services:
Programming	5,133	4,625	508	11.0	12.9	13.2
Satellite transmission fees	1,573	1,869	(296)	(15.8)	4.0	5.3
Production and operations	4,477	3,375	1,102	32.7	11.3	9.6
Other direct costs	290	101	189	187.1	0.7	0.3

Total cost of services	11,473	9,970	1,503	15.1	28.9	28.3

Other expenses:
Advertising	2,593	4,088	(1,495)	(36.6)	6.5	11.6
Selling, general and administrative	21,342	21,525	(183)	(0.9)	53.8	61.2
Depreciation and amortization	1,904	1,993	(89)	(4.5)	4.8	5.7

Total other expenses	25,839	27,606	(1,767)	(6.4)	65.1	78.5

Income (loss) from operations	2,371	(2,405)	4,776	198.6	6.0	(6.8)

Interest and other income, net	1,400	2,397	(997)	(41.6)	3.5	6.8

Income (loss) from continuing operations before income taxes	3,771	(8)	3,779	NM	9.5	—

Income tax provision	1,887	320	1,567	489.7	4.8	0.9

Income (loss) from continuing operations	1,884	(328)	2,212	674.4	4.7	(0.9)

Income from discontinued operations, net of tax	—	29	(29)	(100.0)	—	0.1

Net income (loss)	$1,884	$(299)	$2,183	730.1%	4.7%	(0.9)%

NM =	not meaningful

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
Results of Operations
Total revenues for the three months ended September 30, 2008 were $14,956,000, an increase of $2,300,000, or 18.2%, compared to revenues of $12,656,000 for the three months ended September 30, 2007. Total revenues for the nine months ended September 30, 2008 were $39,683,000, an increase of $4,512,000, or 12.8%, compared to revenues of $35,171,000 for the nine months ended September 30, 2007. The changes are discussed below.

Advertising revenue for the three months ended September 30, 2008 was $10,472,000, an increase of $2,555,000 or 32.3% compared to $7,917,000 for the three months ended September 30, 2007. Advertising revenue for the nine months ended September 30, 2008 was $26,594,000, an increase of $5,686,000 or 27.2% compared to $20,908,000 for the nine months ended September 30, 2007. For September 2008, Nielsen estimated that Outdoor Channel had 29.8 million viewers compared to 31.0 million for the same period a year ago. The increase in advertising revenue for the three and nine months ended September 30, 2008 principally reflects an increase in the rates charged for short-form advertising and an increase in the time buy rates charged to producers. We expect demand for our advertising inventory will continue to be strong reflecting our position within our programming genre and niche.
Nielsen revises its estimate of the number of subscribers to our channel each month, and for November 2008 Nielsen estimated 29.6 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. Although the Nielsen estimate has decreased slightly over the past few months, the number of subscribers to Outdoor Channel as reported to us by the distributors has continued to increase and the difference between the two numbers has narrowed. Even if we are able to continue increasing the number of subscribers on which we are paid, the Nielsen estimate may not reflect such additional subscribers and Nielsen might even report additional declines in our subscriber estimate. If that were to happen, our advertising revenue could decrease.
Subscriber fees for the three months ended September 30, 2008 were $4,484,000, a decrease of $255,000 or 5.4% compared to $4,739,000 for the three months ended September 30, 2007. Subscriber fees for the nine months ended September 30, 2008 were $13,089,000, a decrease of $1,174,000 or 8.2 % compared to $14,263,000 for the nine months ended September 30, 2007. The decrease in subscriber fees for the three and nine months ended September 30, 2008 was primarily due to reductions in the subscriber fee rates charged to new and existing service providers carrying Outdoor Channel, partially offset by an increase in subscribers at several service providers.
We plan to grow our subscribers by utilizing various means including offering lower subscriber fees for broader distribution and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense. If we are successful with these tactics, our net subscriber fee revenue may decrease over the short-term future.
Cost of Services
Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. Total cost of services for the three months ended September 30, 2008 was $3,387,000, an increase of $82,000 or 2.5%, compared to $3,305,000 for the three months ended September 30, 2007. Total cost of services for the nine months ended September 30, 2008 was $11,473,000, an increase of $1,503,000 or 15.1%, compared to $9,970,000 for the nine months ended September 30, 2007. As a percentage of revenues, total cost of services was 22.6% and 26.1% in the three months ended September 30, 2008 and 2007, respectively. As a percentage of revenues, total cost of services was 28.9% and 28.3% in the nine months ended September 30, 2008 and 2007, respectively.
Programming expenses for the three months ended September 30, 2008 were $1,437,000, a decrease of $84,000 or 5.5% compared to $1,521,000 for the three months ended September 30, 2007. Programming expenses for the nine months ended September 30, 2008 were $5,133,000, an increase of $508,000 or 11.0% compared to $4,625,000 for the nine months ended September 30, 2007. The decrease for the three months ended September 30, 2008 was principally a result of cancellation of certain shows partially offset by new programming that aired during the period. The increase for the nine months ended September 30, 2008 was primarily a result of increased programming expenses associated with new shows and write off of certain lower quality programs, partially offset by cancellations during the period.
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

Satellite transmission fees for the three months ended September 30, 2008 were $398,000, a decrease of $239,000, or 37.5%, compared to $637,000 for the three months ended September 30, 2007. Satellite transmission fees for the nine months ended September 30, 2008 were $1,573,000, a decrease of $296,000, or 15.8%, compared to $1,869,000 for the nine months ended September 30, 2007. The decrease in satellite transmission fees for the three and nine months ended September 30, 2008 was primarily due to lower monthly fees associated with our new satellite agreement which became effective during the three months ended June 30, 2008.
Production and operations costs for the three months ended September 30, 2008 were $1,454,000, an increase of $353,000, or 32.1%, compared to $1,101,000 for the three months ended September 30, 2007. Production and operations costs for the nine months ended September 30, 2008 were $4,477,000, an increase of $1,102,000, or 32.7%, compared to $3,375,000 for the nine months ended September 30, 2007. The increase in costs for the three months ended September 30, 2008 relates primarily to $152,000 increase in broadband services and $109,000 increase in share-based compensation. The increase in costs for the nine months ended September 30, 2008 relates primarily to an increase of approximately $513,000 in broadband services and an increase of approximately $549,000 in personnel and related compensation costs associated with production and programming.
Other direct costs for the three months ended September 30, 2008 were $98,000, an increase of $52,000, or 113.0%, compared to $46,000 for the three months ended September 30, 2007. Other direct costs for the nine months ended September 30, 2008 were $290,000, an increase of $189,000, or 187.1%, compared to $101,000 for the nine months ended September 30, 2007. The increase for the three and nine months ended September 30, 2008 principally relates to more expense being recognized through amortization of launch support in the three and nine months ended September 30, 2008 compared to the same periods in 2007 because of less revenue being received upon renewal of our affiliation agreement from those service providers to whom we previously paid launch support. Other direct costs may increase over the foreseeable future. Such increases could to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.
Other Expenses
Other expenses consist of the cost of advertising, selling, general and administrative expenses and depreciation and amortization.
Total other expenses for the three months ended September 30, 2008 were $7,831,000, a decrease of $937,000 or 10.7%, compared to $8,768,000 for the three months ended September 30, 2007. Total other expenses for the nine months ended September 30, 2008 were $25,839,000, a decrease of $1,767,000 or 6.4%, compared to $27,606,000 for the nine months ended September 30, 2007. As a percentage of revenues, total other expenses were 52.4% and 69.3% in the three months ended September 30, 2008 and 2007, respectively. As a percentage of revenues, total other expenses were 65.1% and 78.5% in the nine months ended September 30, 2008 and 2007, respectively.
Advertising expenses for the three months ended September 30, 2008 were $567,000, a decrease of $991,000 or 63.6% compared to $1,558,000 for the three months ended September 30, 2007. Advertising expenses for the nine months ended September 30, 2008 were $2,593,000, a decrease of $1,495,000 or 36.6% compared to $4,088,000 for the nine months ended September 30, 2007. The decrease in advertising expense for the three months ended September 30, 2008 was due primarily to expenses related to our new logo and programming initiatives incurred during the three months ended September 30, 2007 that did not recur in 2008. The decrease for the nine months ended September 30, 2008 was primarily due to expenses related to the launch of our new logo in 2007 that did not recur in 2008 and a decrease in other advertising materials.
Selling, general and administrative expenses for the three months ended September 30, 2008 were $6,592,000, an increase of $68,000 or 1.0% compared to $6,524,000 for the three months ended September 30, 2007. Selling, general and administrative expenses for the nine months ended September 30, 2008 were $21,342,000, a decrease of $183,000 or 0.9% compared to $21,525,000 for the nine months ended September 30, 2007. As a percentage of revenues, selling, general and administrative expenses were 44.1% and 51.5% for the three months ended September 30, 2008 and 2007, respectively. As a percentage of revenues, selling, general and administrative expenses were 53.8 % and 61.2% for the nine months ended September 30, 2008 and 2007, respectively. During the three and nine months ended September 30, 2007, we recognized approximately $3,423,000 and $8,370,000 in share-based compensation related to two tranches of performance units granted to our CEO.

Share-based compensation related to these two tranches of performance units was completely recognized during the 2007 calendar year and no corresponding expense for performance units was recognized during the three and nine months ended September 30, 2008. This decrease in share-based compensation expense of approximately $3,423,000 for the three months ended September 30, 2008 was partially offset by increased legal and accounting fees of approximately $105,000 related to Sarbanes-Oxley compliance consulting, audit and tax services and increased used of outside legal services. Also offsetting this decrease was increased compensation related to revised compensation plans for our senior executives and newly hired personnel of approximately $903,000. The decrease in expense related to the two tranches of performance units of approximately $8,370,000 for the nine months ended September 30, 2008 was partially offset by increased legal and accounting fees of approximately $1,039,000 related to Sarbanes-Oxley compliance consulting, the transition of audit and tax service providers and increased used of outside legal services. Also offsetting this decrease was increased compensation related to revised compensation plans for our senior executives and newly hired personnel of approximately $2,793,000 and increases related to annual marketing events during the period of approximately $1,056,000 and an increase to our reserve for doubtful accounts of approximately $348,000.
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
Depreciation and amortization for the three months ended September 30, 2008 were $672,000, a decrease of $14,000 or 2.0% compared to $686,000 for the three months ended September 30, 2007. Depreciation and amortization for the nine months ended September 30, 2008 were $1,904,000, a decrease of $89,000 or 4.5% compared to $1,993,000 for the nine months ended September 30, 2007. The decrease in depreciation and amortization for the three and nine months ended September 30, 2008 primarily relates to our infomercial customer relations intangible asset becoming fully amortized as of December 31, 2007, partially offset by increased depreciation related to an increase in fixed assets.
Income (Loss) from Operations
Income from operations for the three months ended September 30, 2008 was $3,738,000, a change of $3,155,000 compared to income of $583,000 for the three months ended September 30, 2007. Income from operations for the nine months ended September 30, 2008 was $2,371,000, a change of $4,776,000 compared to a loss of $2,405,000 for the nine months ended September 30, 2007. As discussed above, the increase in our income from operations was driven by increased prices we are realizing for our advertising inventory and decreased compensation related to share-based performance units, offset by growth in our professional and support staff, professional fees and other charges. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins may be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.
Interest and Other Income, Net
Interest and other income, net for the three months ended September 30, 2008 was $454,000, a decrease of $428,000 compared to $882,000 for the three months ended September 30, 2007. Interest and other income, net for the nine months ended September 30, 2008 was $1,400,000, a decrease of $997,000 compared to $2,397,000 for the nine months ended September 30, 2007. The decrease for the three months ended September 30, 2008 was due primarily to lower average balances of investment in available-for-sale securities which earned a higher rate of interest than cash and cash equivalents. In addition, during this period we recognized a realized gain on sale of auction-rate securities of $119,000 when certain auction-rate securities which had previously recorded an other-than-temporary impairment charge were redeemed by the issuer. The decrease for the nine months ended September 30, 2008 was primarily due to lower average balances of investment in available-for-sale securities which earned a higher rate of interest than cash and cash equivalents and the recognition of other-than-temporary impairment charges related to certain auction-rate securities totaling $336,000 and a loss on sale of equity securities of $44,000. In addition, lower interest rates decreased the interest earned on the average balances of our cash and cash equivalents. We anticipate a decline in interest earned in future periods.

Income (Loss) from Continuing Operations Before Income Taxes
Income from continuing operations before income taxes as a percentage of revenues was 28.0% for the three months ended September 30, 2008 compared to 11.6% for the three months ended September 30, 2007. We recognized income before income taxes for the three months ended September 30, 2008 amounting to $4,192,000, a change of $2,727,000 compared to income of $1,465,000 for the three months ended September 30, 2007. Income from continuing operations before income taxes as a percentage of revenues was 9.5% for the nine months ended September 30, 2008 compared to 0.0% for the nine months ended September 30, 2007. We recognized income before income taxes for the nine months ended September 30, 2008 amounting to $3,771,000, a change of $3,779,000 compared to a loss of $8,000 for the nine months ended September 30, 2007.
Income Tax Provision (Benefit)
Income tax provision for the three months ended September 30, 2008 was $1,798,000, a change of $1,831,000 as compared to a benefit of $33,000 for the three months ended September 30, 2007. Income tax provision for the nine months ended September 30, 2008 was $1,887,000, a change of $1,567,000 as compared to $320,000 for the nine months ended September 30, 2007. The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008 included a discrete tax benefit of $56,000 and expense of $50,000, respectively, related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded under FAS 123R.
Income (Loss) from Continuing Operations
Income from continuing operations for the three months ended September 30, 2008 was $2,394,000, a change of $896,000 compared to income of $1,498,000 during the three months ended September 30, 2007. Income from continuing operations for the nine months ended September 30, 2008 was $1,884,000, a change of $2,212,000 compared to a loss of $328,000 during the nine months ended September 30, 2007. The increase in income was due to the reasons stated above.
Income from Discontinued Operations, Net of Tax
We did not have discontinued operations during the three and nine months ended September 30, 2008, as the Membership Division was sold on April 24, 2007, compared to income of $0 and $29,000 for the three and nine months ended September 30, 2007, respectively.
Net Income (Loss)
Net income for the three months ended September 30, 2008 was $2,394,000, a change of $896,000 compared to income of $1,498,000 for the three months ended September 30, 2007. Net income for the nine months ended September 30, 2008 was $1,884,000, a change of $2,183,000 compared to a net loss of $299,000 for the nine months ended September 30, 2007. The net income improvement was due to the reasons stated above.
Liquidity and Capital Resources
We generated $8,467,000 of cash in our operating activities in the nine months ended September 30, 2008, compared to $10,590,000 in the nine months ended September 30, 2007 and had a cash and cash equivalent balance of $57,317,000 at September 30, 2008, an increase of $32,057,000 from the balance of $25,260,000 at December 31, 2007. The decrease in cash flows from operating activities in the nine months ended September 30, 2008 compared to the same period in 2007 was due primarily to the receipt of federal and state income tax refunds totaling $2,095,000 which did not repeat in the corresponding period in 2008. Net working capital decreased to $67,079,000 at September 30, 2008, compared to $80,507,000 at December 31, 2007, primarily due to the use of $14,563,000 in cash to purchase and retire our common stock and the classification of certain auction-rate securities totaling $6,684,000 as non-current assets.

As of September 30, 2008, we held $6,834,000 of auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected a portion of our investments in auction-rate securities as non-current assets on our balance sheet. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained AAA/AA credit ratings despite the failure of the auction process. The fair values of certain of our auction-rate securities as of September 30, 2008 were based on indicators in the marketplace and subsequent sales. However, the fair values of certain auction-rate securities were measured using an evaluation model. The inputs to the valuation model were based on assumptions which included an estimated amount of time that the auction-rate securities will return to liquidity and that we will be able to recover our original investment in the securities. We believe that based on the company’s current cash, cash equivalents and investments in available-for-sale securities balances at September 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.
We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Net cash provided by investing activities was $38,142,000 in the nine months ended September 30, 2008 compared to net cash used of $540,000 for the nine months ended September 30, 2007. The increase in cash provided by investing activities related to the net difference of sales and purchases of short-term available-for-sale and auction-rate securities partially offset by the proceeds from the sale of discontinued operations in the nine months ended September 30, 2007.
Cash used by financing activities was $14,552,000 in the nine months ended September 30, 2008 compared to cash provided of $303,000 in the nine months ended September 30, 2007. The cash used by financing activities in the nine months ended September 30, 2008 was principally the cash used for the purchase and retirement of our common stock in connection with the stock repurchase plan and the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to the vesting of restricted shares. For the nine months ended September 30, 2007, cash provided by financing activities was principally the proceeds from the exercise of stock options partially offset by the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares.
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. Interest is payable beginning November 5, 2007, and on the same date of each consecutive month thereafter. The Revolver provides that the interest rate shall be LIBOR plus 1.25%. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash stock based employee compensation expense. As of September 30, 2008 and as of the date of this report, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.
As of September 30, 2008, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels through acquisitions or otherwise, we may need to seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At September 30, 2008 and December 31, 2007, our investment portfolio included fixed-income securities of $6,834,000 and $46,155,000, respectively. At September 30, 2008, our available-for-sale securities included auction-rate securities with long-term maturities, but which have variable yields based on auctions that are held every 28 days. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.
We do not have any transactions denominated in currencies other than U.S. dollars and as a result we have no foreign currency exchange rate risk.
As of September 30, 2008 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.
Our available-for-sale investments are comprised of $6,834,000 carrying value of investments in auction-rate securities. With the liquidity issues experienced in the global credit and capital markets, our auction-rate securities have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of certain of these auction-rate securities no longer approximates par value. As of September 30, 2008, we recorded a net other-than-temporary impairment of $336,000 in interest and other income, net for certain auction-rate securities.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms
Changes in internal control over financial reporting. During the nine months ended September 30, 2008 management took corrective action surrounding our financial statement closing process including supervision and review of complex accounting and disclosure requirements. Management implemented accounting software that will enhance our capabilities and improve controls surrounding accounting for share-based awards to employees and non-employees. Additional substantive review was performed by management to provide assurance that increased controls related to income taxes are adequate and effective. In addition, management has hired additional CPAs to bolster our U.S. GAAP expertise and has implemented training of recently hired personnel who oversee and administer our remediated controls. Management, with the oversight of our Audit Committee and the assistance of outside consultants, has remediated the previously identified material weaknesses and these remediating controls have been successfully placed in operation and tested as of June 30, 2008. Other than the remediation of the material weaknesses noted above and completed in the prior quarter, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
We are aware that on October 3, 2008 a previously terminated employee filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10 million plus other indeterminable amounts plus fees and expenses. We intend to vigorously defend this lawsuit if we or our employee receives formal service of such complaint.
From time to time, we are also party to other immaterial legal proceedings arising in the ordinary course of business, the results of which cannot be predicted with certainty.
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
The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs and satellite service providers, having such relationship or agreement with an MSO does not always ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers satellite systems and cable MSOs, along with their cable affiliates, the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our prior carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, under the terms of our agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with some of the service providers that are currently distributing our channel. Our long-term distribution agreements with three of the major service providers, accounting for approximately 40% of our subscriber base as of September 2008, have expired as of that date, although we have renewed some of such agreements for a short period or continued such agreements on a month-to-month basis. If we are unable to renew these distribution agreements for a committed number of subscribers or for multi-year terms, we could lose, or be subject to a loss of, a substantial number of subscribers. If cable and satellite service providers discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.
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
A deterioration in general economic conditions may cause a decrease in, or hinder our ability to grow, our advertising revenues.
A slowing economy or recession may impact our advertisers’ business activities which in turn could have an adverse effect on our advertising revenues. During prior economic slowdowns, many advertisers have reduced or slowed their advertising spending. If our advertisers decide to do so, our growth in advertising revenues may slow or our advertising revenues could decrease.
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
As of September 30, 2008, our investments in available-for-sale securities included $6.8 million of high-grade (AAA/AA rated) auction-rate securities issued primarily by closed end preferred and municipalities. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of October 28, 2008, we had investments in four auction-rate securities which totaled $6.7 million, net.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-Q a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of September 30, 2008, based on management’s evaluation, our internal control over financial reporting was effective. However, if we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
The average cost of programming has increased for the cable industry and such increases are likely to continue. We plan to build our programming library through the acquisition of long-term broadcasting rights from third party producers, in-house production and outright acquisition of programming, and this may lead to increases in our programming costs. The development, production and editing of television programming requires a significant amount of capital and there are substantial financial risks inherent in developing and producing television programs. Actual programming and production costs may exceed their budgets. Factors such as labor disputes, death or disability of key spokespersons or program hosts, damage to master tapes and recordings or adverse weather conditions may cause cost overruns and delay or prevent completion of a project. If we are not able to successfully recover the costs of developing or acquiring programming through increased revenues, whether the programming is produced by us or acquired from third-party producers, our business and operating results will be harmed.

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
Our operations are influenced by many factors. These factors may cause our financial results to vary significantly in the future and our operating results may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock may decline. Factors that can cause our results to fluctuate include, but are not limited to:
•	carriage decisions of cable and satellite service providers;

•	demand for advertising, advertising rates and offerings of competing media;

•	changes in the growth rate of cable and satellite subscribers;

•	cable and satellite service providers’ capital and marketing expenditures and their impact on programming offerings and penetration;

•	seasonal trends in viewer interests and activities;

•	pricing, service, marketing and acquisition decisions that could reduce revenues and impair quarterly financial results;

•	the mix of cable television and satellite-delivered programming products and services sold and the distribution channels for those products and services;

•	our ability to react quickly to changing consumer trends;

•	increased compensation expenses resulting from the hiring or promotion of highly qualified employees;

•	specific economic conditions in the cable television and related industries; and

•	changing regulatory requirements.
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
Our ability to deliver programming to service providers, and their subscribers, is dependent upon the satellite equipment and software that we use to work properly to distribute our programming. If this satellite system fails, or a signal with a higher priority replaces our signal, which is determined by our agreement with the owner of the satellite, we could lose our signal for a period of time. A loss of our signal could harm our reputation and reduce our revenues and profits.
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
We may be unable to access capital, or offer equity as an incentive for increased subscribers or for acquisitions, on acceptable terms to fund our future growth and operations.
Our future capital and subscriber growth requirements will depend on numerous factors, including the success of our efforts to increase advertising revenues, the amount of resources devoted to increasing distribution of Outdoor Channel, and acquiring and producing programming for Outdoor Channel. As a result, we could be required to raise substantial additional capital through debt or equity financing or offer equity as an incentive for increased distribution or in connection with an acquisition. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or offer equity incentives for subscriber growth or acquisitions, the issuance of such securities could result in dilution to existing stockholders. If we raise additional capital through the issuance of debt securities, the debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, or offer equity incentives for subscriber growth or acquisitions, our current business strategies and plans and ability to fund future operations may be harmed.
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
Our stock has historically been and continues to be traded at relatively low volumes and therefore has been subject to price volatility. Various factors contribute to the volatility of our stock price, including, for example, low trading volume, quarterly variations in our financial results, increased competition and general economic and market conditions. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. There can be no assurance that a more active trading market in our stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources. On March 14, 2008, the Company entered into a Rule 10b5-1 stock repurchase plan to repurchase up to $10 million of its stock at specified prices and on August 12, 2008 increased such amount to $15 million. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced April 15, 2008 and ceased on October 10, 2008.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 14, 2008, the Company announced an increase in the total dollar amount of its stock repurchase plan, as previously disclosed, from $10 million to $15 million. All repurchases under the plan were in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.
A summary of the Company’s share repurchase activity is as follows:

			Total Number	Maximum
			of Shares	Approximate Dollar
			Purchased as	Value that May Yet
	Total Number		Part of Publicly	Be Used to Purchase
	of Shares	Average Price	Announced	Shares Under the
Period	Purchased	Paid per Share	Program	Program
April 15, 2008 through April 30, 2008	83,800	$7.45	83,800	$14,375,994
May 1, 2008 through May 31, 2008	245,962	7.75	245,962	12,470,804
June 1, 2008 through June 30, 2008	292,787	7.80	292,787	10,188,156
July 1, 2008 through July 31, 2008	403,506	6.84	403,506	7,426,836
August 1, 2008 through August 31, 2008	377,630	7.55	377,630	4,575,027
September 1, 2008 through September 30, 2008	458,592	8.18	458,592	825,766

Total	1,862,277	$7.61	1,862,277

The stock repurchase program commenced April 15, 2008 and was completed on October 10, 2008. As of the completion date, a total of 1,959,500 shares have been repurchased for $15 million.
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

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Shad L. Burke
Shad L. Burke
Authorized Officer, Chief Financial Officer and Principal Accounting Officer Date: October 31, 2008