Form 10-K
period 2008-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2009-03-09
CIK 760326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-17287

OUTDOOR CHANNEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0074499 (I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $112.0 million computed by reference to the closing price on such date.

On March 6, 2009, the number of shares of common stock outstanding of the registrant’s common stock was 25,221,391.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Company Overview

Outdoor Channel Holdings, Inc. was originally incorporated in Alaska in 1984. On September 8, 2004, we acquired all of the outstanding shares of The Outdoor Channel, Inc. that we did not previously own. Effective September 15, 2004 we reincorporated from Alaska into Delaware. We own and operate Outdoor Channel®, a national television network devoted to traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. Our target audience is comprised of sportsmen and outdoor enthusiasts throughout the U.S. According to a survey by the U.S. Fish and Wildlife Service, in 2006 there were over 88 million outdoor enthusiasts throughout the U.S. who spent in excess of $122 billion in pursuit of their outdoor activities. As of December 31, 2008, we had relationships or agreements with all of the largest cable and satellite companies, as well as both telephone companies offering video service, in the U.S. Through these arrangements and others, Outdoor Channel is carried by cable, satellite and telecommunications service providers making Outdoor Channel available to, meaning that it could potentially be subscribed to by, over 85 million U.S. households. According to estimates by Nielsen, Outdoor Channel was subscribed to by approximately 29.5 million households in December 2008.

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

2008 Developments

In 2008, we continued making significant changes, and we believe the changes have strengthened our leadership position in the Outdoor TV market. During 2008 we made significant changes and improvements in the following five broad categories:

•	Programming;

•	Ratings;

•	Ad Sales;

•	Conservation and Affinity Organizations; and

•	Digital Media.

Programming

During 2008, we continued to focus on improving the quality of our programming, both technically as well as editorially. These improvements involved elimination of a number of lower quality program series as well as the establishment of new, more stringent production quality standards for our remaining producers. We continue to produce all of our original, owned programming in High Definition and are striving to have all producers buying air-time from us to be 100% High Definition as well.

Ratings

We are the only full-time outdoor programming network that is Nielsen rated, and our average Nielsen ratings on Monday — Sunday 7PM — Midnight increased by approximately 24% in 2008 over 2007. We believe this is a result of our continued efforts regarding the quality of our programming as well as the changes we instituted in 2007 regarding our scheduling and on-air look and feel. We also believe that this enhances our credibility with more national advertisers as well as confirming our value proposition for those advertisers in the outdoor sports market.

Ad Sales

In 2008, we were able to increase the rates of our advertising time. This was a result of our improved quality and ratings of our programming as well as a market adjustment we initiated in 2007 and continued into 2008. We believe that we have now improved our ad sales rates generally to the industry-standard market rate, and do not expect to continue being able to substantially increase such rates in the near future.

Conservation and Affinity Organizations

During 2008, we entered into new relationships with many major conservation and affinity organizations related to the outdoor sporting industry and community service. Such new relationships include: Boy Scouts of America, Ducks Unlimited, Rocky Mountain Elk Foundation, Pheasants Forever, Safari Club International and Trout Unlimited. In addition, during 2008 we believe we further cemented relationships with similar organizations with which we had prior relationships such as National Wild Turkey Foundation, National Shooting Sports Foundation and the Congressional Sportsmen’s Foundation. These organizations’ efforts are aligned in many ways with our corporate values, and we feel that having these synergistic relationships with all of these major organizations is a testament to their belief that Outdoor Channel is truly the leader in outdoor television.

Digital Media

We continue to monitor the trends of television viewing habits and realize that many viewers are looking to alternative means for the video content they want to watch. Advertisers are noticing these trends as well. We launched our enhanced web site in 2007 to allow broadband streaming of some of our outdoor programming, and given the significant decline in print advertising that was generally expected, we committed significant efforts in 2008 to continue building and improving our web site and to offer other digital means of delivering video content, such as Video-on-Demand. We believe such alternative delivery means will allow us to offer our advertisers additional means to reach their customers.

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

Cable Systems.  Pay television cable systems consist of two groups: independent cable providers and multi-system cable operators, or MSOs. Independent cable providers are smaller, individual systems that deliver the television signal to households in only one or a limited number of regions. Generally, independent cable service providers operate in distinct markets that range from large metropolitan centers to small rural areas and do not compete directly with each other in their respective markets. In comparison, MSOs are companies that are affiliated with, or control, a number of regional or individual cable systems. Examples of MSOs include Time Warner Cable and Comcast Cable Communications. In many instances, channels need to establish a relationship with an MSO in order to pursue carriage on its affiliated regional cable systems. As of December 2008, cable providers delivered pay television to approximately 70.2 million U.S. households, according to Nielsen estimates.

Satellite Systems.  Pay television satellite systems deliver television signals to households via orbiting satellites using digital technology. Unlike cable, where the service providers generally do not compete against each other, satellite service providers compete against each other directly because reception from any one satellite service provider is generally available to substantially all viewers wishing to subscribe to it. Examples of satellite service providers include DIRECTV® and DISH Networktm. As of December 2008, there were approximately 48.0 million homes receiving pay television using some means other than cable, according to Nielsen. We believe that most of these households subscribe to a satellite service, although the telephone companies are beginning to gain traction as an alternative to cable or satellite systems.

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

Trends in Pay Television

Transition from Analog to Digital in Cable Systems.  Cable distribution has been undergoing dramatic changes in the technologies that are used to deliver programming and services including digital transmission technology. Digital transmission enables improved picture and sound quality, faster signal transmission and additional channel capacity. Cable system operators can now offer additional services such as pay-per-view, video-on-demand and connectivity for Internet and telephone service. The FCC had previously adopted rules requiring that all television signals be transmitted in the digital format beginning in February 2009, which has recently been postponed to June 2009. In 2007, however, in an effort to ensure viewers will continue to receive television signals even after this digital transition, the FCC adopted rules requiring the service providers to carry both the analog and digital signals of certain channels for three years after the mandatory time to transmit in a digital signal. Although the digital transition will eventually give the service providers the capability to offer additional, improved services or channels to their subscribers, the requirement to carry both the analog and digital signals of certain channels may delay these benefits because of the increased bandwidth requirements for the certain channels that are required to be carried in both formats. Until this digital transition is fully complete, service providers may find it necessary to recapture their bandwidth by moving some channels that are currently carried in analog format to a lesser penetrated digital package or tier.

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

Attractive Viewer Demographics

We believe that Outdoor Channel delivers a television audience that may not be as accessible through other networks and is particularly desirable for advertisers seeking to target a large and concentrated audience of outdoor enthusiasts. We believe the Outdoor Channel audience consists primarily of males between the ages of 18 and 54, representing a demographic for which many advertisers allocate a portion of their budgets. According to studies by Mediamark Research Inc., in 2008, approximately 80% of the viewers of Outdoor Channel were male. Nielsen indicates that in November 2008 the majority of our viewers in primetime did not watch competing specialized sports channels, such as The Golf Channel, Versus or Speed Channel.

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

Extensive Service Provider Relationships

We have relationships or affiliate agreements with the majority of pay television service providers, including the 10 largest in the U.S. According to Nielsen, Outdoor Channel had approximately 29.5 million subscribers in December 2008. Based on our estimates, Outdoor Channel is currently available to, and could potentially be subscribed to by, over 85 million households. As our distribution agreements expire, we attempt to negotiate and renew such agreements. Although our agreements with some of the major distributors have expired, all of such distributors have continued to-date to carry our channel while we negotiate renewals.

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

Seek to Grow Our Subscriber Base

As a result of our focused content and affinity group marketing initiatives, we have been successful in increasing our subscriber base to approximately 29.5 million households in December 2008, as estimated by Nielsen, from our estimate of approximately 5.3 million households in 1999. We intend to seek new opportunities to continue to grow our subscriber base through the following initiatives:

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

Refocus Marketing Efforts

First, we plan to expand our relationships with our affinity groups to leverage the power of such organizations in our efforts to grow and maintain our subscriber base. Second, we are expanding our on-air promotions to market our programs on our channel in an effort to enhance ratings. Finally, we are developing cross-channel advertisements to market our channel on other television networks.

Increase Advertising Sales Efforts

We plan to attract additional national advertisers to Outdoor Channel, and we believe it will become easier to do so if we are successful in our efforts to grow our subscriber base. Over the past several years, we have increased our efforts to demonstrate the benefits of advertising on Outdoor Channel to companies that advertise nationally. A significant portion of the increase in our advertising revenue over the last two years is attributable to increases in national advertising on Outdoor Channel. In 2008, national advertisers included Ace Hardware, Chevy, Firestone, Fram, Geico Insurance, Honda, John Deere, Optima, Ford and Crown Royal. We believe our viewer demographics are attractive to these and many other national advertisers. In an effort to increase our advertising revenue, we have committed significant resources to our New York and Chicago advertising sales offices and plan to increase our visibility to national advertisers.

We also offer national advertisers the opportunity to sponsor several hours of themed programming as a means to increase brand awareness and visibility to a targeted audience. These opportunities, which we refer to as block-programming sponsorships, enable advertisers to embed advertising messages and products in the programming itself in addition to purchasing traditional commercial spots. Since January 2007, Outdoor Channel continues to offer nightly programming blocks oriented around the following themes. Currently, the program blocks include: Mondays — Off-Road Motorsports; Tuesdays — Big Game Hunting; Wednesdays — Shooting; Fridays — Fishing; and Sundays — Big Game Hunting.

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

Create and Acquire More of Our Own Programs

Historically, we have contracted with third-party producers to provide a majority of our programming. These third-party producers retain ownership of the programming that we air and typically purchase from us a block of the advertising time available during the airing of their programming which they then resell to advertisers or use themselves. During 2008, we produced approximately 22% of the programming (excluding infomercials) we aired. In the future, we intend to produce more in-house programming and acquire ownership of programs produced by third parties by entering into exclusive, multi-year agreements. We believe this will allow us to retain and sell more advertising time for our own account at higher rates.

Establish Digital Media Presence

We plan to establish ourselves as the leading authority in outdoor activities and have launched our redesigned web site, and continue to improve it. Our web site includes broadband delivery of much of our video programming and provides the user with training and education regarding outdoor sports and recreation as well as the equipment and gear used in such activities. We believe that our web site will allow us to offer enhanced opportunities for our advertisers, and that by providing our content via broadband we can also establish an increased demand for our channel in those markets not currently receiving Outdoor Channel in a widely distributed programming package or tier.

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

Advertisers purchase from us the one minute of advertising time per half hour that is reserved for the local service providers at a discount understanding that some of the service providers will superimpose their own spots over the advertising that we have inserted in the program, causing these advertisements to be seen by less than all of the viewers of any program. All of this advertising time is sold to direct response advertisers. Direct response advertisers rely on direct appeals to our viewers to purchase products or services from toll-free telephone numbers or web sites and generally pay lower rates than national advertisers.

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

Our advertising revenue tends to reflect seasonal patterns of advertising expenditures, which is common in the broadcast industry. Typically, our advertising revenue from short-form advertising during the second quarter is greater than the first quarter, and the third quarter is greater than the fourth quarter of each year.

Long-form Advertising.  Long form advertisements are infomercials that we typically run for 30 minutes, many of which are during the overnight hours, with some during the weekday morning hours as well. In the future, we may reduce the programming time used for infomercials by replacing it with traditional outdoor programming.

Subscriber Fees

Cable and satellite service providers typically pay monthly subscriber fees to us for the right to broadcast our channel. Our service provider contracts typically range from 4 to 6 years, although some may be shorter, and contain an annual increase in the monthly subscriber fees we charge. Our contracts also contain volume discounts for increased distribution by any one service provider. In order to stimulate distribution growth, we are offering a tiered rate card that provides lower subscriber fees for broader carriage on individual systems. This new rate card may cause our average monthly subscriber fee rates to decrease depending on the levels of carriage by the individual cable systems in the future. At present our subscriber fees average less than $0.10 per subscriber per month.

Programming

We offer our programming in thematic blocks which, subject to change as circumstance dictate, will be nightly programming blocks oriented around the following themes: Mondays — Off-Road Motorsports; Tuesdays — Big Game Hunting; Wednesdays — Shooting; Fridays — Fishing; and Sundays — Big Game Hunting.

We either acquire or produce a program in-house or we license a program from a third party. We have been producing in-house programs since our founding in 1993. On average in 2008 we produced 32 regularly scheduled programs. Third-party programming license agreements typically provide that the producers retain ownership of the programming and that Outdoor Channel is entitled to air each episode several times per week for periods ranging from three months to three years. Substantially all of our programming contracts with third parties allow us exclusive U.S. rights and non-exclusive foreign rights during the term of the licensing agreement. In 2008, we produced approximately 22%, by number of titles, of our programs in-house and licensed the remaining 78% of our programs from third-party producers.

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

Consumers

We market Outdoor Channel to potential viewers to increase brand awareness and viewership and to drive consumer requests for carriage, or for more accessible packaging, by the service providers. These consumer-directed marketing efforts are coordinated with and may be funded in part by the service providers. These efforts often include traditional marketing campaigns consisting of print, television and radio advertising. We also use our web site to market and promote Outdoor Channel through schedule information, show synopses, games and sweepstakes.

We have relationships with a number of outdoor clubs and organizations which provide opportunities for us to utilize their communication channels to reach their membership with targeted marketing messages. These relationships also allow Outdoor Channel to be associated with organizations that have credibility and relevance to outdoor enthusiasts. In addition, we purchase advertisements in magazines that specialize in content similar to Outdoor

Channel. We recently entered into an arrangement with Bonnier, the publisher of Outdoor Life and Field and Stream, to purchase such advertisements while at the same time allow Bonnier to obtain a presence on Outdoor Channel.

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

Segment Information

In 2008, we operated in a single segment.

Competition

We compete with other television channels for distribution, audience viewership and advertising sales.

Outdoor Channel competes with other television channels to be included in the offerings of each system provider and for placement in the packaged offerings having the most subscribers. In addition, each television channel focusing on a particular form of content competes directly with other channels offering similar programming. In the case of Outdoor Channel, we compete for distribution and viewers with other television networks aimed at our own target audience which we believe consists primarily of males between the ages of 18 and 54. We believe such competitors include Versus (formerly OLN), Spike TV, ESPN and others. It is possible that these or other competitors, many of which have substantially greater financial and operational resources than us, could revise their programming to offer more traditional outdoor activities such as hunting, fishing, shooting and other topics which are of interest to our viewers.

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

We also compete with television networks that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In addition, large cable companies have the financial and technological resources to create and distribute their own channels. For instance, Versus (“VS”) is owned and operated by Comcast, the largest MSO in the U.S. We believe that while VS currently offers some blocks of similar programs, there is a substantial difference between the two networks. Outdoor Channel emphasizes traditional outdoor activities, such as fishing and hunting, while VS currently features a significant amount of programming concerning competitive, or extreme sports. As Outdoor Channel becomes more established, however, it is possible that other channels may attempt to offer programming similar to ours. For example, The Sportsman Channel and the Pursuit Channel have already begun offering programming similar to ours, and other nascent channels continue to indicate that their programming will eventually be similar to ours in content.

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

Employees

As of December 31, 2008, we had a total of 121 employees of which 119 were full time. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Recent Events

On January 12, 2009, we entered into and completed an asset purchase agreement with Winnercomm, Inc., an Oklahoma corporation and wholly-owned subsidiary of Winnercomm Holdings, Inc., a Delaware corporation, Cablecam, LLC, an Oklahoma limited liability company, and Skycam, LLC, an Oklahoma limited liability company, pursuant to which we purchased certain assets and assumed certain liabilities. Such assets relate to the production, development and marketing of sports programming and aerial camera systems. The purchased assets consist of equipment, intellectual property, accounts receivable and other assets related to the businesses of the sellers. In connection with the purchase of these assets, we hired 135 new employees.

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

In addition, the 1992 Cable Act requires the FCC to establish regulations for the rates that cable operators subject to rate regulation may charge for basic cable service and certain other services. Rates are not regulated for cable systems which are subject to effective competition, as defined in the FCC’s regulations. The 1992 Cable Act also directed the FCC to establish guidelines for determining when cable programming may not be provided exclusively to cable operators. The FCC’s implementing regulations preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-

channel video programming distributors. Those rules had been scheduled to expire on October 5, 2007. However, in September 2007, the FCC extended the prohibition against exclusive contracts between cable operators and affiliated programmers until October 5, 2012. The FCC’s decision to extend the prohibition against such exclusive contracts has been appealed to a federal court of appeals.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials we have filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the Public Reference Room. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information concerning issuers that file electronically with the Securities and Exchange Commission, including us. Our common stock is listed on The Nasdaq Global Market. We also maintain an internet site at http://www.outdoorchannel.com that contains information concerning us. Information included or referred to on our web site is not incorporated by reference in or otherwise a part of this report.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the Securities and Exchange Commission on our web site on the World Wide Web at http://www.outdoorchannel.com in the “Investor Relations” section. We will also provide without charge, upon written or oral request, a copy of any or all of the documents referred to above. Requests for such documents should be directed to Attention: General Counsel, 43445 Business Park Drive, Suite 103, Temecula, California 92590 (Telephone: (951) 699-6991).

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

The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs and satellite service providers, having such relationship or agreement with an MSO does not always ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers satellite systems and cable MSOs, along with their cable affiliates, the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our prior carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular MSO or to all satellite subscribers. In addition, under the terms of our agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with some of the service providers that are currently distributing our channel. Our long-term distribution agreements with three of the major service providers, accounting for approximately 40% of our subscriber base as of December 2008, have expired as of that date, although we have renewed some of such agreements for a short period or continued such agreements on a month-to-month basis. If we are unable to renew these distribution agreements for a committed number of subscribers or for multi-year terms, we could lose, or be subject to a loss of, a substantial number of subscribers. If cable and satellite service providers discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.

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

The FCC has adopted rules to ensure that cable television subscribers continue to be able to view local broadcast television stations during and after the transition to digital television. Federal law initially required that analog television broadcasting end on February 17, 2009, but such deadline has recently been extended to June 2009. In September 2007, the FCC established rules which will require cable operators make local television broadcast programming available to all subscribers. They may do so either by carrying each local station’s digital signal in analog format or in digital format, provided that all subscribers are provided with the necessary equipment to view the station signals. This requirement will remain in effect until February 2012, and possibly longer, depending on a FCC review of the state of technology and the marketplace in the year prior to that date. These broadcast signal carriage requirements could reduce the available capacity on cable systems to carry channels like Outdoor Channel. We cannot predict how these requirements will affect the Company.

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

As of December 31, 2008, our investments in available-for-sale securities included $6.5 million of high-grade (AAA/AA rated) auction-rate securities issued primarily by closed end preferred and municipalities. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of March 1, 2009, we had investments in four auction-rate securities which totaled $6.5 million, net.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of December 31, 2008, based on management’s evaluation, our internal control over financial reporting was effective. However, if we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

Our systems and operations may be vulnerable to damage or interruption from earthquakes, tornadoes, floods, fires, power loss, telecommunication failures and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism. Since our production facilities for Outdoor Channel are all located in Temecula, California, our Cablecam, Inc. operations are located in Chatsworth, California, and all of our Winnercomm, Inc. and Skycam, Inc. operations are in Tulsa, Oklahoma, the results of such events could be particularly disruptive because we do not have readily available alternative facilities from which to conduct our respective businesses. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services. Interruptions in our services could harm our reputation and reduce our revenues and profits.

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

Our future capital and subscriber growth requirements will depend on numerous factors, including the success of our efforts to increase advertising revenues, the amount of resources devoted to increasing distribution of Outdoor Channel, acquiring and producing programming and our aerial camera business. As a result, we could be required to raise substantial additional capital through debt or equity financing or offer equity as an incentive for increased distribution or in connection with an acquisition. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or offer equity incentives for subscriber growth or acquisitions, the issuance of such securities could result in dilution to existing stockholders. If we raise additional capital through the issuance of debt securities, the debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, or offer equity incentives for subscriber growth or acquisitions, our current business strategies and plans and ability to fund future operations may be harmed.

We may not be able to attract and retain key personnel.

Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Other than our CEO, Roger L. Werner, Jr., none of our employees are under contract, and all of our employees are “at-will.” Any of our officers or key employees could leave at any time, and we do not have “key person” life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our Chairman of the Board, Roger L. Werner, Jr., our CEO and President, Thomas E. Hornish, our COO and General Counsel, Shad L. Burke, our Chief Financial Officer or Jim Wilburn, CEO of our wholly owned subsidiary Winnercomm, Inc., could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other share-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

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

We currently produce and own approximately 22% of the programs we air on Outdoor Channel (exclusive of infomercials). In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all or properly maintain and document such rights. In addition, protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

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

On February 25, 2009, the Company entered into a Rule 10b5-1 stock repurchase plan to repurchase up to $10 million of its stock. The program will be effective March 3, 2009 through December 31, 2009 and all repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.

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

We own a building containing approximately 36,000 square feet, including 23,000 square feet of office space and 13,000 square feet of warehouse space, located at 43455 Business Park Drive in Temecula, California. We lease approximately 19,000 square feet of commercial property located at 43445 Business Park Drive in Temecula, California. We lease executive suite office space at 203 N. La Salle Street in Chicago, Illinois and at 555 5th Avenue in New York, New York. The property located at 43445 Business Park Drive is currently used as our headquarters. The property located at 43455 Business Park Drive houses our broadcast facility. The properties located in Chicago and New York are used as remote sales offices.

ITEM 3.	LEGAL PROCEEDINGS.

On October 3, 2008 a previously terminated employee filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10 million plus other indeterminable amounts plus fees and expenses. We intend to vigorously defend this lawsuit.

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

	High	Low

2008
First Quarter	7.99	5.86
Second Quarter	8.09	6.98
Third Quarter	8.80	6.54
Fourth Quarter	8.93	4.82
2007
First Quarter	13.79	9.74
Second Quarter	11.27	9.88
Third Quarter	11.86	8.46
Fourth Quarter	9.51	5.55

As of December 31, 2008, there were approximately 857 holders of record of our common stock.

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

PERFORMANCE GRAPH

The graph below shows the five-year cumulative total stockholder return assuming an investment of $100 and the reinvestment of dividends, although dividends have not been declared on our common stock. The graph compares total stockholder returns of our common stock, of the Russell 2000 Index, Russell 3000 Index and of a Peer Group Index consisting of Crown Media Holdings, Inc. and ION Media. The graph assumes that $100 was invested in our stock on December 31, 2003 and that the same amount was invested in the Russell 2000 Index, Russell 3000 Index and the Peer Group Index. Historical results are not necessarily indicative of future performance. Our common stock is currently traded on The Nasdaq Global Market (formerly known as The Nasdaq National Market). Prior to September 15, 2004, our common stock was traded on NASD’s OTC Bulletin Board.

The stockholder return shown on the graph below is not necessarily indicative of future performance and the Company will not make or endorse any predictions as to future stockholder returns.

Outdoor Channel Holdings, Inc.

Performance Graph

Comparison of Cumulative Total Return*

* Assumes $100 investment in Company’s common stock on December 31, 2003

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008 have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

In 2004, we completed the acquisition of all of the outstanding shares of The Outdoor Channel, Inc. that we did not previously own. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of the Minority Interest of The Outdoor Channel, Inc.” for a discussion regarding this transaction and the comparability of the information before and after such time.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Income Statement Data:
Revenues:
Advertising	$36,562	$29,149	$25,034	$22,273	$21,381
Subscriber fees	17,495	17,297	17,686	15,432	13,391

Total revenues	54,057	46,446	42,720	37,705	34,772
Income (loss) from operations	4,839	(3,441)	(13,598)	2,697	(39,928)
Income (loss) before income taxes and minority interest	6,360	(161)	(11,153)	3,593	(39,895)
Income tax provision (benefit)	3,988	1,718	(3,876)	1,460	(16,135)

Income (loss) before minority interest	2,372	(1,879)	(7,277)	2,133	(23,760)
Minority interest in net income of consolidated subsidiary	—	—	—	—	682

Net income (loss) from continuing operations	2,372	(1,879)	(7,277)	2,133	(24,442)
Income from discontinued operations, net of tax	—	1	289	60	182

Net income (loss) applicable to common stock	$2,372	$(1,878)	$(6,988)	$2,193	$(24,260)

Earnings (loss) from continuing operations per common share:
Basic	$0.09	$(0.07)	(0.30)	$0.10	$(1.44)

Diluted	$0.09	$(0.07)	(0.30)	$0.09	$(1.44)

Earnings (loss) per common share:
Basic	$0.09	$(0.07)	$(0.28)	$0.10	$(1.52)

Diluted	$0.09	$(0.07)	$(0.28)	$0.09	$(1.52)

Weighted average number of common shares outstanding:
Basic	25,369	26,027	24,556	21,423	15,998

Diluted	26,086	26,027	24,556	24,732	15,998

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$60,257	$25,260	$14,226	$17,672	$12,317
Investment in auction-rate and available-for-sale securities	6,456	46,155	42,144	38,830	741
Goodwill	43,160	43,160	43,816	44,457	44,457
Total assets	142,954	151,701	144,950	151,822	96,678
Total liabilities	6,545	5,124	6,004	12,809	6,187
Stockholders’ equity	136,409	146,577	138,946	139,013	90,491

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Long-Lived Assets and Goodwill

Long-lived assets, such as property and equipment, advertising customer relationships and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their estimated fair values. Long-lived assets to be disposed of in a manner that meets specific criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our only reporting unit to its carrying value. We determine the fair value of our reporting unit using the market approach. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

Prepaid Programming Costs

We produce a portion of the programming we air on our channels in-house as opposed to acquiring the programming from third party producers. The cost of production is expensed when the show airs. As such, we have incurred costs for programming that is yet to air. These costs are accumulated on the balance sheet as “Prepaid programming costs.” Costs of specific shows are charged to programming expense based on anticipated airings, when the program airs and the related advertising revenue is recognized. At the time it is determined that a program will not likely air, we charge to expense any remaining costs recorded in prepaid programming costs.

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

We adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based compensation awards granted after December 31, 2005 is based on the grant date for fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes option-pricing model.

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

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for a disclosure of transactions between the company and holders of noncontrolling interest. SFAS 160 is effective for the Company as of January 1, 2009. Early adoption is not permitted. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R), Business Combinations. The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated results of operations, financial position or cash flows.

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

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2008	2007	$	%	2008	2007

Revenues:
Advertising	$36,562	$29,149	$7,413	25.4%	67.6%	62.8%
Subscriber fees	17,495	17,297	198	1.1	32.4	37.2

Total revenues	54,057	46,446	7,611	16.4	100.0	100.0

Cost of services:
Programming	6,903	5,814	1,089	18.7	12.8	12.5
Satellite transmission fees	1,971	2,504	(533)	(21.3)	3.6	5.4
Production and operations	5,892	4,740	1,152	24.3	10.9	10.2
Other direct costs	383	194	189	97.4	0.7	0.4

Total cost of services.	15,149	13,252	1,897	14.3	28.0	28.5

Other expenses:
Advertising	3,317	4,705	(1,388)	(29.5)	6.1	10.1
Selling, general and administrative	28,305	29,265	(960)	(3.3)	52.4	63.0
Depreciation and amortization	2,447	2,665	(218)	(8.2)	4.5	5.7

Total other expenses	34,069	36,635	(2,566)	(7.0)	63.0	78.9

Income (loss) from operations	4,839	(3,441)	8,280	(240.6)	8.9	(7.4)
Interest and other income, net	1,521	3,280	(1,759)	(53.6)	2.8	7.1

Income (loss) from continuing operations before income taxes	6,360	(161)	6,521	NM	11.8	(0.3)
Income tax provision	3,988	1,718	2,270	132.1	7.4	3.7

Income (loss) from continuing operations	2,372	(1,879)	4,251	(226.2)	4.4	(4.0)
Income from discontinued operations, net of tax	—	1	(1)	(100.0)	—	—

Net income (loss)	$2,372	$(1,878)	$4,250	(226.3)%	4.4%	(4.0)%

NM = not meaningful
(percentages may not add due to rounding)

Overview — The Company’s revenue increased 16% for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was due primarily to increased advertising revenue reflecting an increase in the rates charged for advertising and time buy rates charged to producers. Cost of services to provide our broadcast signal and programming increased 14% for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due primarily to increases in programming expense and production and operation costs partially offset by reduced satellite transmission fees.

Operating expenses for the year ended December 31, 2008 decreased 7% as compared to the year ended December 31, 2007. This decrease was primarily due to decreased spending on advertising materials and programs and decreases in the selling, general and administrative expenses related to share-based compensation which were partially offset by increases in legal and accounting fees and compensation plans for senior executives and newly hired personnel. Interest and other income, net decreased 54% for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due primarily to lower interest rates and lower average balances of investment in auction-rate and available-for-sale securities.

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

Total revenues for the year ended December 31, 2008 were $54,057,000, an increase of $7,611,000, or 16.4%, compared to revenues of $46,446,000 for the year ended December 31, 2007. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the year ended December 31, 2008 was $36,562,000, an increase of $7,413,000 or 25.4% compared to $29,149,000 for the year ended December 31, 2007. The increase in advertising revenue for the year ended December 31, 2008 principally reflects an increase in the rates charged for short-form advertising and an increase in the time buy rates charges to producers.

For December 2008, Nielsen estimated that Outdoor Channel had 29.5 million viewers compared to 30.6 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month, and for March 2009 Nielsen’s estimate is 30.0 million. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.

Subscriber fees for the year ended December 31, 2008 were $17,495,000, an increase of $198,000 or 1.1% compared to $17,297,000 for the year ended December 31, 2007. The increase in subscriber fees was primarily due to increases in the subscriber fee rate charged to new and existing service providers carrying Outdoor Channel and by an increase in subscribers at several service providers.

We are pursuing subscriber growth by utilizing various means including offering lower subscriber fees for broader distribution and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense. If we are successful with these tactics, our net subscriber fee revenue may decrease over the short-term future.

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. Total cost of services for the year ended December 31, 2008 was $15,149,000, an increase of $1,897,000 or 14.3%, compared to $13,252,000 for the year ended December 31, 2007. As a percentage of revenues, total cost of services was 28.0% and 28.5% for the years ended December 31, 2008 and 2007, respectively.

Programming expenses for the year ended December 31, 2008 were $6,903,000, an increase of $1,089,000 or 18.7% compared to $5,814,000 for year ended December 31, 2007. The increase was primarily a result of increased programming expenses associated with new shows and the write off of certain lower quality programs, partially offset by cancellations during the period.

Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule has historically been over 2 or 4 quarters that generally does not extend over more than 2 years. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming. We do not make any further expense or asset adjustments if in subsequent periods demand brings episodes to air that had previously been fully expensed, rather, we consider such events when we review our expected airings prospectively. Our programming costs per show are expected to increase as we continue to improve the quality of our in-house produced shows, and we expect our aggregate programming costs to increase somewhat from prior year levels. As our programming strategy evolves, we will reconsider the appropriate timing of the charge to expense of our programming costs.

Satellite transmission fees for the year ended December 31, 2008 were $1,971,000, a decrease of $533,000, or 21.3%, compared to $2,504,000 for the year ended December 31, 2007. The decrease in satellite transmission fees for year ended December 31, 2008 was primarily due to lower monthly fees associated with our new satellite agreement which became effective in June 2008.

Production and operations costs for the year ended December 31, 2008 were $5,892,000, an increase of $1,152,000, or 24.3%, compared to $4,740,000 for the year ended December 31, 2007. The increase in costs for the year ended December 31, 2008 relates primarily to an increase of approximately $511,000 in broadband services and an increase of approximately $488,000 in personnel and related compensation costs associated with increased production and programming.

Other direct costs for the year ended December 31, 2008 were $383,000, an increase of $189,000, or 97.4%, compared to $194,000 for the year ended December 31, 2007. The increase principally relates to more expense being recognized through amortization of launch support during the year ended December 31, 2008 compared to the same period in 2007 because of less revenue being received upon renewal of our affiliation agreement from those service providers to whom we previously paid launch support. Other direct costs may increase over the foreseeable future. Such increases could result from the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.

Other Expenses

Other expenses consist of the cost of advertising, selling, general and administrative expenses, and depreciation and amortization.

Total other expenses for the year ended December 31, 2008 were $34,069,000, a decrease of $2,566,000 or 7.0%, compared to $36,635,000 for the year ended December 31, 2007. As a percentage of revenues, total other expenses were 63.0% and 78.9% for the years ended December 31, 2008 and 2007, respectively.

Advertising expenses for the year ended December 31, 2008 were $3,317,000 a decrease of $1,388,000 or 29.5% compared to $4,705,000 for the year ended December 31, 2007. The decrease for the year ended December 31, 2008 was primarily due to expenses related to the launch of our new logo in 2007 that did not recur in 2008 and a decrease in spending on other advertising materials, programs and campaigns.

Selling, general and administrative expenses for the year ended December 31, 2008 were $28,305,000, a decrease of $960,000 or 3.3% compared to $29,265,000 for the year ended December 31, 2007. As a percentage of revenues, selling, general and administrative expenses were 52.4% and 63.0% in the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2007, we recognized approximately $6,583,000 in share-based compensation related to two tranches of performance units granted to our Chief Executive Officer. Share-based compensation related to these two tranches of performance units was completely recognized during the year ended December 31, 2007 and no corresponding expense for performance units was recognized during the year ended December 31, 2008. This decrease was partially offset by increased legal and accounting fees of approximately $578,000 related to Sarbanes-Oxley compliance costs, the transition of audit and tax service providers and increased used of outside legal services. Also offsetting this decrease was increased compensation related to revised compensation plans for our senior executives and newly hired personnel of approximately $3,296,000 and increases related to annual marketing events during the period of approximately $1,376,000 and an increase to our bad debt expense of approximately $490,000.

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

Depreciation and amortization for the year ended December 31, 2008 were $2,447,000, a decrease of $218,000 or 8.2% compared to $2,665,000 for the year ended December 31, 2007. The decrease primarily relates to our infomercial customer relations intangible asset becoming fully amortized as of December 31, 2007, partially offset by increased depreciation related to an increase in fixed assets.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2008 was income of $4,839,000, a change of $8,280,000 compared to a loss of $3,441,000 for the year ended December 31, 2007. As discussed above, the increase in our income from operations was driven by increased prices we are realizing for our advertising inventory and decreased compensation related to share-based performance units, offset by growth in our professional and support staff, professional fees and other charges. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins may be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.

Interest and Other Income, Net

Interest and other income, net for the year ended December 31, 2008 was $1,521,000, a decrease of $1,759,000 compared to $3,280,000 for the year ended December 31, 2007. The decrease was primarily due to lower interest rates and lower average balances of investment in auction-rate and available-for-sale securities and the recognition of other-than-temporary impairment charges related to certain auction-rate securities totaling $336,000, partially offset by the recognition of a realized gain on sale of auction-rate securities of $119,000 and a loss on sale of equity securities of $44,000. In addition, lower interest rates decreased the interest earned on the average balances of our cash and cash equivalents. We anticipate a decline in interest earned in future periods.

Income (Loss) from Continuing Operations Before Income Taxes

Income (loss) from continuing operations before income taxes as a percentage of revenues was 11.8% for the year ended December 31, 2008 compared to (0.3)% for the year ended December 31, 2007.

Income Tax Provision

Income tax provision from continuing operations for the year ended December 31, 2008 was $3,988,000, a change of $2,270,000 as compared to $1,718,000 for the year ended December 31, 2007. The income tax provision reflected in the accompanying consolidated statement of operations for the years ended December 31, 2008 and 2007 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m). The effective income tax rate was approximately 62.7% and 1,067% for the years ended December 31, 2008 and 2007, respectively. The change in the effective tax rate was primarily attributable to the change in pre-tax earnings from continuing operations for the year ended December 31, 2008.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations for the year ended December 31, 2008 was $2,372,000, a change of $4,251,000 compared to a loss of $(1,879,000) for the year ended December 31, 2007. The increase was due to the reasons stated above.

Income from Discontinued Operations, Net of Tax

We did not have discontinued operations during the year ended December 31, 2008, as the Membership Division was sold on April 24, 2007, the membership division contributed income from discontinued operations, net of tax of $1,000 for the year ended December 31, 2007.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2008 was a net income of $2,372,000, an increase of $4,250,000 compared to a net loss of $(1,878,000) for the year ended December 31, 2007. The increase was due to the reasons stated above.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2007	2006	$	%	2007	2006

Revenues:
Advertising	$29,149	$25,034	$4,115	16.4%	62.8%	58.6%
Subscriber fees	17,297	17,686	(389)	(2.2)	37.2	41.4

Total revenues	46,446	42,720	3,726	8.7	100.0	100.0

Cost of services:
Programming	5,814	8,320	(2,506)	(30.1)	12.5	19.5
Satellite transmission fees	2,504	2,550	(46)	(1.8)	5.4	6.0
Production and operations	4,740	4,046	694	17.2	10.2	9.5
Other direct costs	194	67	127	189.6	0.4	0.1

Total cost of services	13,252	14,983	(1,731)	(11.6)	28.5	35.1

Other expenses:
Advertising	4,705	7,010	(2,305)	(32.9)	10.1	16.4
Selling, general and administrative	29,265	21,898	7,367	33.6	63.0	51.3
Impairment of amortizable intangible assets	—	9,540	(9,540)	(100.0)	—	22.3
Depreciation and amortization	2,665	2,887	(222)	(7.7)	5.7	6.8

Total other expenses	36,635	41,335	(4,700)	(11.4)	78.9	96.8

Income (loss) from operations	(3,441)	(13,598)	10,157	(74.7)	(7.4)	(31.9)
Interest and other income, net	3,280	2,445	835	34.2	7.1	5.7

Income (loss) from continuing operations before income taxes	(161)	(11,153)	10,992	(98.6)	(0.3)	(26.2)
Income tax provision (benefit)	1,718	(3,876)	5,594	(144.3)	3.7	(9.1)

Income (loss) from continuing operations	(1,879)	(7,277)	5,398	(74.2)	(4.0)	(17.1)
Income (loss) from discontinued operations, net of tax	1	289	(288)	(99.7)	—	0.7

Net income (loss)	$(1,878)	$(6,988)	$5,110	(73.1)%	(4.0)%	(16.4)%

(percentages may not add due to rounding)

Revenues

Total revenues for the year ended December 31, 2007 were $46,446,000, an increase of $3,726,000, or 8.7%, compared to revenues of $42,720,000 for the year ended December 31, 2006. The net increases were the result of changes in several items comprising revenue as discussed below.

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

For December 2007, Nielsen estimated that Outdoor Channel had 30.6 million viewers compared to 29.7 million for the same period a year prior. Nielsen revises its estimate of the number of subscribers to our channel each month, and for March 2008 Nielsen’s estimate was 30.2 million. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.

Subscriber fees for the year ended December 31, 2007 were $17,297,000, a decrease of $389,000 or 2.2 compared to $17,686,000 for the year ended December 31, 2006. The decrease in subscriber fees was primarily due a decrease in the contractual subscriber fee rate from both new and existing affiliates, partially offset by an increase in subscribers at several service providers.

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

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. Total cost of services for the year ended December 31, 2007 was $13,252,000, a decrease of $1,731,000 or 11.6%, compared to $14,983,000 for the year ended December 31, 2006. As a percentage of revenues, total cost of services was 28.5% and 35.1% for the years ended December 31, 2007 and 2006, respectively. The improved rate reflects the impact of price increases noted above and reduced programming expense as more fully discussed below.

Programming expenses for the year ended December 31, 2007 were $5,814,000, a decrease of $2,506,000 or 30.1% compared to $8,320,000 for year ended December 31, 2006. The decrease is principally a result of our decision to no longer program a second channel in 2007 as we did in 2006 and to increase the repeat rate within the schedule of our other in-house shows.

Our policy is to charge costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then charged to programming expense based on the anticipated airing schedule. The anticipated airing schedule has historically been over 2 to 4 quarters that generally did not extend over more than 2 years. For 2007, the anticipated airing schedule is typically over 2 quarters but might be charged in more than one fiscal year. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we charge programming expense with the remaining associated cost recorded in prepaid programming. We do not make any further expense or asset adjustments if in subsequent periods demand brings episodes to air that had previously been fully expensed, rather, we consider such events when we review our expected airings prospectively. As noted above, we have implemented a new programming strategy which may include more airings per show including a greater number of repeat episodes within the quarter. As our programming strategy evolves, we will reconsider the appropriate timing of the charge to expense of our programming costs.

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

Other Expenses

Total other expenses for the year ended December 31, 2007 were $36,635,000, a decrease of $4,700,000 or 11.4%, compared to $41,335,000 for the year ended December 31, 2006. As a percentage of revenues, total other expenses were 78.9% and 96.8% for the years ended December 31, 2007 and 2006, respectively. The decrease is a result of incurring an impairment of amortizable intangible assets in 2006 of $9,540,000 for which we did not have a similar charge in the year ended December 31, 2007 and reduced spending on advertising in anticipation during the first half of the year to adopt a new logo and the elimination of our NASCAR sponsorship. The decrease in other expenses for the year ended December 31, 2007 was offset by several factors including $6,583,000 of expense related to performance units granted to our Chief Executive Officer in the fourth quarter of 2006, increased legal fees related to negotiation of our carriage agreements and the sale of the Membership Division, increased accounting fees incurred in 2007 related to an increased financial reporting effort and increased professional fees related to consultants hired to help us execute our business plan as well as helping us assess our Membership Division segment.

Advertising expenses for the year ended December 31, 2007 were $4,705,000 a decrease of $2,305,000 or 32.9% compared to $7,010,000 for the year ended December 31, 2006. We reduced our spending on advertising during 2007 related to our print media campaigns and our race program sponsorship. We have terminated our sponsorship of a NASCAR team, believing the expenditure will be more effectively deployed otherwise. Further, due to our re-branding initiative, we delayed other tactics during the first six months of 2007 to fully benefit from our new logo and programming initiatives which was launched during the third quarter of 2007.

Selling, general and administrative expenses for the year ended December 31, 2007 were $29,265,000, an increase of $7,367,000 or 33.6% compared to $21,898,000 for the year ended December 31, 2006. As a percentage of revenues, selling, general and administrative expenses were 63.0% and 51.3% in the years ended December 31, 2007 and 2006, respectively. We granted our Chief Executive Officer two tranches of performance units of 400,000 shares each which vest upon our stock price reaching stipulated levels. We have calculated their fair value using a lattice model. The first tranche has an estimated value of $4,515,000 and has an expected service period of 7.2 months. In the years ended December 31, 2007 and 2006, we recognized $2,948,000 and $1,567,000, respectively, related to this grant. The second grant of 400,000 performance units was calculated to have a fair value of $4,474,000 and an expected service period of 13.3 months. In the years ended December 31, 2007 and 2006, we recognized $3,634,000 and $839,000, respectively, of compensation expense related to this grant. The remainder of the increase in selling, general and administrative fees related primarily to consulting fees pertaining to execution of our strategic plan, accounting fees for the audit of our evaluation of the effectiveness of our internal control over financial reporting in 2007 related to the 2006 fiscal year and related to increased filing requirements in 2007, increased legal fees related to negotiation of carriage relationships and the sale of the Membership Division and to other operating costs.

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

Interest and Other Income, Net

Interest and other income, net for the year ended December 31, 2007 was $3,280,000, an increase of $835,000 compared to $2,445,000 for the year ended December 31, 2006. This improvement was primarily due to increased dividends and interest earned on our increased average balances of our investment in available-for-sale securities and cash and cash equivalents balances. Additionally, interest expense incurred in the year ended December 31, 2007 relates to the filing of our income tax returns in states in which we had nexus but previously had not filed our income tax returns. The interest expense incurred in the year ended December 31, 2006 relates to two term loans obtained in November 2005 with an original aggregate principal amount of $4,950,000 with effective fixed interest rates of 6.59% and 6.35% which we repaid in October 2006.

Income (Loss) from Continuing Operations Before Income Taxes

Income (loss) from continuing operations before income taxes as a percentage of revenues was (0.3)% for the year ended December 31, 2007 compared to (26.1)% for the year ended December 31, 2006.

Income Tax Provision (Benefit)

Income tax provision from continuing operations for the year ended December 31, 2007 was $1,718,000, a change of $5,594,000 as compared to an income tax benefit from continuing operations of $3,876,000 for the year ended December 31, 2006. The increase was primarily due to the tax effect of accounting for share-based compensation in December 31, 2007 as compared to the amounts recognized to tax expense in the year ended December 31, 2006. The effective income tax rate was approximately 1,067% and (34.8%), for the years ended December 31, 2007 and 2006, respectively. The change in the effective income tax rate was primarily attributable to the change in pre-tax earnings from continuing operations for the year ended December 31, 2007.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations for the year ended December 31, 2007 was $(1,879,000), a change of $5,398,000 compared to a loss of $(7,277,000) for the year ended December 31, 2006. The decrease was due to the reasons stated above.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax for the year ended December 31, 2007 was $1,000, a change of $288,000 compared to $289,000 for the year ended December 31, 2006.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2007 was $1,878,000, a decrease of $5,110,000 compared to $6,988,000 for the year ended December 31, 2006. The decreases were due to the reasons stated above.

Liquidity and Capital Resources

We generated $12,244,000 of cash from operating activities in the year ended December 31, 2008, compared to $11,664,000 in the year ended December 31, 2007 and had a cash and cash equivalent balance of $60,257,000 at December 31, 2008, an increase of $34,997,000 from the balance of $25,260,000 at December 31, 2007. The increase in cash from operating activities was due primarily to the surplus from operating activities for the year ended December 31, 2008. We also had short-term investments classified as available-for-sale securities of $6,456,000 at December 31, 2008, a decrease of $39,699,000 from the balance of $46,155,000 at December 31, 2007. The investments at December 31, 2008 were comprised of auction-rate securities with interest rates that generally reset every 28 days. Net working capital decreased to $70,250,000 at December 31, 2008, compared to $80,507,000 at December 31, 2007.

As of December 31, 2008, we held $6,456,000 of auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained AAA/AA credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at December 31, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.

We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.

Net cash provided by investing activities was $38,291,000 in the year ended December 31, 2008 compared to cash used by investing activities of $1,843,000 for the year ended December 31, 2007. The increase in cash provided by investing activities related principally to the net difference of sales and purchases of short-term auction-rate and available-for-sale securities. Additional capital expenditures were for fixed asset replacements.

Cash used in financing activities was $15,538,000 in the year ended December 31, 2008 compared to cash provided by financing activities of $1,892,000 for the year ended December 31, 2007. The cash used by financing activities in the year ended December 31, 2008 was principally the cash used for the purchase and retirement of our common stock in connection with the stock repurchase plan and the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to the vesting of restricted shares. For the year ended December 31, 2007, cash provided by financing activities was principally the proceeds from the exercise of stock options partially offset by the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares.

On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. Interest is payable beginning November 5, 2007, and on the same date of each consecutive month thereafter. The Revolver provides that the interest rate shall be LIBOR plus 1.25%. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash stock based employee compensation expense. As of December 31, 2008 and as of the date of this report, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.

As of December 31, 2008, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least December 31, 2009. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

We have included the contractual obligations assumed in the Winnercomm acquisition purchased in January 2009 in the following table.

A summary of our contractual obligations as of December 31, 2008 (In thousands):

		Less than	1 - 3	3 - 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$12,466	$3,933	$4,632	$2,458	$1,443
Purchase obligations	22,968	13,442	8,794	729	3
Other long-term liabilities	768	768	—	—	—

Total	$36,202	$18,143	$13,426	$3,187	$1,446

Operating lease obligations principally relate to commitments for delivery of our signal via satellite and office leases. Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotion including magazine advertisements and radio show sponsorships, talent agreements, equipment or software maintenance, research services and other operating purchases. Other long-term liabilities represent our obligations to our Chief Executive Officer under his employment contract.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2008 and 2007, our investment portfolio included fixed-income securities of $6,456,000 and $46,155,000, respectively. At December 31, 2008, all of our securities were auction-rate securities with long-term maturities. These securities are subject to interest rate risk and will decline in value if interest rates increase.

However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We do not have transactions denominated in currencies other than U.S. dollars and as a result we have no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of December 31, 2008 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would not have a material, immediate impact on our financial condition, operating results or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Outdoor Channel Holdings, Inc. and subsidiaries for the year ended December 31, 2006 was audited by other auditors whose report is dated March 16, 2007.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outdoor Channel Holdings, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Outdoor Channel Holdings, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Outdoor Channel Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Outdoor Channel Holdings, Inc. and subsidiaries for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Outdoor Channel Holdings, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

The accompanying 2006 financial statements have been previously restated.

/s/  J.H. Cohn LLP

San Diego, California
March 16, 2007 (March 14, 2008 as to the effects of the restatement referred to above)

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$60,257	$25,260
Investments in available-for-sale securities	—	46,155
Accounts receivable, net of allowance for doubtful accounts of $891 and $302	9,448	8,299
Income tax refund receivable	—	224
Deferred tax assets, net	1,524	705
Prepaid programming costs	3,997	3,522
Other current assets	1,333	1,175

Total current assets	76,559	85,340

Property, plant and equipment, net	10,042	11,632
Amortizable intangible assets, net	142	313
Goodwill	43,160	43,160
Investments in auction-rate securities	6,456	—
Deferred tax assets, net	4,949	9,326
Deposits and other assets	1,646	1,930

Totals	$142,954	$151,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,923	$4,158
Accrued severance payments	25	257
Deferred revenue	205	261
Current portion of deferred obligations	126	143
Income taxes payable	30	—
Customer deposits	—	14

Total current liabilities	6,309	4,833
Accrued severance payments, net of current portion	—	22
Deferred obligations	236	269

Total liabilities	6,545	5,124

Commitments and contingencies — See Note 9
Stockholders’ equity:
Preferred stock; $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized: 25,246 and 26,870 shares issued and outstanding	25	27
Additional paid-in capital	163,300	175,570
Accumulated other comprehensive (loss)	(327)	(59)
Accumulated deficit	(26,589)	(28,961)

Total stockholders’ equity	136,409	146,577

Totals	$142,954	$151,701

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Advertising	$36,562	$29,149	$25,034
Subscriber fees	17,495	17,297	17,686

Total revenues	54,057	46,446	42,720

Cost of services:
Programming	6,903	5,814	8,320
Satellite transmission fees	1,971	2,504	2,550
Production and operations	5,892	4,740	4,046
Other direct costs	383	194	67

Total cost of services	15,149	13,252	14,983

Other expenses:
Advertising	3,317	4,705	7,010
Selling, general and administrative	28,305	29,265	21,898
Impairment of amortizable intangible assets	—	—	9,540
Depreciation and amortization	2,447	2,665	2,887

Total other expenses	34,069	36,635	41,335

Income (loss) from operations	4,839	(3,441)	(13,598)
Interest and other income, net	1,521	3,280	2,445

Income (loss) from continuing operations before income taxes	6,360	(161)	(11,153)
Income tax provision (benefit)	3,988	1,718	(3,876)

Income (loss) from continuing operations	2,372	(1,879)	(7,277)
Income from discontinued operations, net of tax	—	1	289

Net income (loss)	$2,372	$(1,878)	$(6,988)

Basic earnings (loss) per common share data:
From continuing operations	$0.09	$(0.07)	$(0.30)

From discontinued operations	$—	$0.00	$0.01

Basic earnings per common share	$0.09	$(0.07)	$(0.28)

Diluted earnings (loss) per common share data:
From continuing operations	$0.09	$(0.07)	$(0.30)

From discontinued operations	$—	$0.00	$0.01

Diluted earnings per common share	$0.09	$(0.07)	$(0.28)

Weighted average number of common shares outstanding:
Basic	25,369	26,027	24,556

Diluted	26,086	26,027	24,556

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)

Balance, December 31, 2007	26,870	$27	$175,570	$(59)	$(28,961)	$146,577
Comprehensive Income:
Net income	—	—	—	—	2,372	2,372
Effect of change in fair value of available-for-sale securities	—	—	—	(268)	—	(268)

Total comprehensive income	—	—	—	—	—	2,104

Common stock issued upon exercise of stock options	2	—	11	—	—	11
Issuance of restricted stock and performance shares to employees for services to be rendered, net of forfeited shares	408	—	—	—	—	—
Share-based employee and service provider compensation expense	—	—	3,605	—	—	3,605
Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(75)	—	(549)	—	—	(549)
Purchase and retirement of treasury stock related to stock repurchase program	(1,959)	(2)	(14,998)	—	—	(15,000)
Tax shortfalls from share-based payments	—	—	(339)	—	—	(339)

Balance, December 31, 2008	25,246	$25	$163,300	$(327)	$(26,589)	$136,409

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity — (Continued)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)

Balance, December 31, 2006	25,507	$26	$165,205	$48	$(26,333)	$138,946
Comprehensive Income (Loss):
Net income (loss)	—	—	—	—	(1,878)	(1,878)
Effect of change in fair value of available-for-sale securities, net of deferred tax benefit of $67	—	—	—	(107)	—	(107)

Total comprehensive income (loss)	—	—	—	—	—	(1,985)

Common stock issued upon exercise of stock options	975	1	1,194	—	—	1,195
Issuance of restricted stock and performance shares to employees for services to be rendered, net of forfeited shares	482	—	—	—	—	—
Share-based employee and service provider compensation expense	—	—	10,260	—	—	10,260
Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(94)	—	(823)	—	—	(823)
Tax shortfalls from share-based payments	—	—	(266)	—	—	(266)
Cumulative effect of adoption of new accounting pronouncement — Note 2	—	—	—	—	(750)	(750)

Balance, December 31, 2007	26,870	$27	$175,570	$(59)	$(28,961)	$146,577

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
	(In thousands)

Balance, December 31, 2005	24,409	$24	$159,890	$(1,520)	$(36)	$(19,345)	$139,013
Comprehensive Income (Loss):
Net (loss)	—	—	—	—	—	(6,988)	(6,988)
Effect of change in fair value of available-for-sale securities, net of deferred taxes of $(25)	—	—	—	—	12	—	12
Impact of cash flow hedge	—	—	—	—	72	—	72

Total comprehensive income (loss)	—	—	—	—	—	—	(6,904)

Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(1,520)	1,520	—	—	—
Common stock issued upon exercise of stock options	768	2	911	—	—	—	913
Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	374	—	—	—	—	—	—
Share-based employee and service provider compensation expense	—	—	6,492	—	—	—	6,492
Purchase and retirement of treasury stock	(44)	—	(568)	—	—	—	(568)
Change in estimate of tax benefit from exercise of stock options	—	—	(814)	—	—	—	(814)
Tax benefit from exercise of stock options	—	—	814	—	—	—	814

Balance, December 31, 2006	25,507	$26	$165,205	$—	$48	$(26,333)	$138,946

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Operating activities:
Net income (loss)	$2,372	$(1,878)	$(6,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	—	(1)	(289)
Depreciation and amortization	2,447	2,665	2,887
Amortization of subscriber acquisition fees	489	489	233
Loss on sale of equipment	36	—	—
Gain on sale of available-for-sale and auction-rate securities	(75)	—	—
Other-than-temporary impairment on auction-rate securities, net	336	—	—
Impairment of amortizable intangible assets	—	—	9,540
Provision for doubtful accounts	709	219	85
Share-based employee and service provider compensation	3,605	10,260	6,492
Deferred tax provision, net	3,249	1,628	(3,648)
Tax benefits from exercise of stock options in excess of recognized expense	—	(1,520)	(814)
Changes in operating assets and liabilities:
Accounts receivable	(1,853)	(1,702)	(1,616)
Income tax refund receivable	224	2,075	894
Prepaid programming costs	(475)	(809)	(332)
Other current assets	(158)	(340)	(255)
Deposits and other assets	(205)	(318)	(1,774)
Accounts payable and accrued expenses	1,917	1,344	89
Accrued severance payments	(254)	(106)	385
Customer deposits	(14)	(39)	53
Deferred revenue	(56)	(349)	387
Deferred obligations	(50)	46	71

Net cash provided by operating activities	12,244	11,664	5,400

Investing activities:
Purchases of property, plant and equipment	(857)	(1,259)	(2,377)
Purchase of intangibles	(97)	—	—
Proceeds from sale of equipment	74	12	—
Proceeds from sale of discontinued operations	—	3,589	—
Purchases of available-for-sale and auction-rate securities	(27,181)	(130,945)	(132,505)
Proceeds from sale of available-for-sale and auction-rate securities	66,352	126,760	129,255

Net cash provided by (used in) investing activities	38,291	(1,843)	(5,627)

Financing activities:
Principal payments on long-term debt and capital leases	—	—	(4,901)
Proceeds from exercise of stock options	11	1,195	913
Purchase and retirement of stock related to stock repurchase program	(15,000)	—	—
Purchase of treasury stock	(549)	(823)	(568)
Tax benefits from exercise of stock options in excess of recognized expense	—	1,520	814

Net cash provided by (used in) financing activities	(15,538)	1,892	(3,742)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	—	(618)	617
Net cash used in investing activities of discontinued operations	—	(61)	(103)
Net cash provided by financing activities of discontinued operations	—	—	9

Net cash provided by (used in) discontinued operations	—	(679)	523

Net increase (decrease) in cash and cash equivalents	34,997	11,034	(3,446)
Cash and cash equivalents, beginning of year	25,260	14,226	17,672

Cash and cash equivalents, end of year	$60,257	$25,260	$14,226

Supplemental disclosure of cash flow information:
Interest paid	$—	$12	$245

Income taxes paid	$514	$349	$1

Supplemental disclosures of non-cash investing and financing activities:
Issuance of restricted stock to employees for services rendered	$3,713	$3,387	$2,737

Retirement of treasury stock	$549	$823	$568

Effect of net increase (decrease) in fair value of available-for-sale securities, net of deferred taxes	$(268)	$(107)	$12

Property, plant and equipment costs incurred but not paid	$17	$171	$8

Effect of net increase in fair value of cash flow hedge	$—	$—	$72

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(In thousands, except per share data)

Note 1 —	Organization and Business

Description of Operations

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Gold Prospector’s Association of America, Inc. and LDMA-AU, Inc., which previously made up our Membership Division, were sold in April 2007 (see Note 13). Outdoor Channel Holdings, Inc. wholly owns Gold Prospector’s Association of America, Inc. (“GPAA”) which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming.

Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable and satellite service providers that air Outdoor Channel.

Reclassifications

For the year ended December 31, 2007, we have reclassified $455 of launch support advertising expense to contra-subscription fee revenues to conform to the 2008 presentation and industry standards.

Principles of Consolidation

The consolidated financial statements include the accounts of Outdoor Channel Holdings and its subsidiaries, 43455 BPD, LLC, GPAA and TOC. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Accounting Estimates

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

Subscriber acquisition fees included in other assets are amortized over the contractual period that the pay television distributor is required to carry the newly acquired TOC subscriber, generally 3 to 5 years. First, the amortization is charged as a reduction of the subscriber fee revenue that the pay television distributor is obligated to pay us. If the amortization expense exceeds the subscriber fee revenue recognized on a per incremental subscriber basis, the excess amortization is included as a component of cost of services. We assess the recoverability of these costs periodically by comparing the net carrying amount of the subscriber acquisition fees to the estimates of future subscriber fees and advertising revenues. We also assess the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

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

Buildings and improvements	10 - 39 years
Equipment	5 years
Furniture and fixtures	3 - 7 years
Vehicles	7 years
Leasehold improvements	3 - 10 years

Amortizable Intangible Assets

Costs recorded in connection with the Company’s acquisition of the minority interest in TOC in 2004 for advertising customer relationships are being amortized over a period of 3 to 4 years. TOC has the exclusive right to the trademark Outdoor Channel. The costs of acquiring the trademark are being amortized on a straight-line basis over an estimated useful life of 12.7 years. Costs recorded in connection with the acquisition of certain internet domain names are being amortized over a period of 2 years.

Long-Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We periodically review the recoverability of the carrying value of long-lived assets

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

for impairment whenever events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by long-lived assets are less than their carrying value and, accordingly, all or a portion of the carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. During 2006, we recognized an impairment charge of $9,540 related to the carrying value of our MSO relationships asset. We did not record any charges for the impairment of long-lived assets in 2008 or 2007.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our only reporting unit to its carrying value. We determine the fair value of our reporting unit using the market approach. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. Based on our most recent analysis, we believe that no impairment exists at December 31, 2008.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007, and recorded a charge of $750 to stockholders’ equity to reflect the effect of adoption of this standard.

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the years ended December 31:

	2008	2007	2006

Weighted average shares used to calculate basic earnings (loss) per share	25,369	26,027	24,556
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	717	—	—

Weighted average shares used to calculate diluted earnings (loss) per share	26,086	26,027	24,556

As of December 31, 2008, 2007 and 2006 outstanding options and performance units to purchase 1,993, 2,827 and 1,618 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock Incentive Plans

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award at the date of grant. SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

We adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based compensation awards granted after December 31, 2005 is based on the grant date for fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes option-pricing model (for stock options) or lattice models such as the Monte Carlo simulation (for awards that vest based upon market conditions).

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

Investments

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, our investments in marketable debt and equity securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from net income and reported, net of applicable income taxes, in other comprehensive income. Accumulated net unrealized holding gains and losses are included at the end of each year in accumulated other comprehensive (loss) which is a separate component of stockholders’ equity.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

for a disclosure of transactions between the company and holders of noncontrolling interest. SFAS 160 is effective for the Company as of January 1, 2009. Early adoption is not permitted. We do not expect the adoption of SFAS 160 to have a material impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R), Business Combinations. The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated results of operations, financial position or cash flows.

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 3 —	Subscriber Acquisition Fees

Subscriber acquisition fees, which are included in other assets as of December 31, 2008 and 2007, are comprised of the following:

	2008	2007

Subscriber acquisition fees, at cost	$2,445	$2,445
Accumulated amortization	(1,224)	(735)

Subscriber acquisition fees, net	$1,221	$1,710

Of the net balance at December 31, 2008, we expect $293 will be recognized as a reduction of subscriber fee revenue and $928 will be recognized as subscriber acquisition fee amortization expense in future periods. For the years ended December 31, 2008, 2007 and 2006, $118, $348 and $203 was charged to revenue and $371, $141 and $30 was charged to expense, respectively. We expect to amortize the net balance as of December 31, 2008 as follows:

Years Ending December 31,	Amount

2009	$489
2010	476
2011	256

Total amortization	$1,221

For the years ended December 31, 2008 and 2007, we made cash payments of $0 and $365, respectively, relating to current subscriber acquisition fee obligations.

Note 4 —	Fair Value Measurements and Investments

Our material financial instruments consist of cash and cash equivalents, investments in available-for-sale securities, accounts receivable, and accounts payable and accrued expenses. The carrying amounts of our financial instruments generally approximated their fair values at December 31, 2008 and 2007.

Assets recorded at fair value in the balance sheet as of December 31, 2008 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 “Fair Value Measurements” are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at December 31, 2008:

		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents(1)	$60,257	$60,257	$—	$—
Non-current investments in available-for-sale securities(2)	6,456	—	—	6,456

Total	$66,713	$60,257	$—	$6,456

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(1)	Cash and cash equivalents consist primarily of treasury bills and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of one auction-rate municipal security and three closed end perpetual preferred auction-rate securities (“PPS”). PPS were originally considered Level 2 financial assets and valued using estimated market values as of the balance sheet date obtained from an independent pricing service employed by our broker dealers. These independent pricing services carried these investments at par value, due to the overall quality of the underlying investments and taking into account credit ratings, and the anticipated future market for such investments. However, during the quarter ending September 30, 2008, we began using discounted cash flow analysis to more accurately measure possible liquidity discounts. Because the discounted cash flow analysis included unobservable inputs we transferred these securities to Level 3 financial assets.

As of December 31, 2008, our investments in available-for-sale securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and three closed end perpetual preferred securities which have redemption features which call for redemption at 100% of par value and have maintained AAA/AA credit ratings despite the failure of the auction process. To date, we have collected all interest payable on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. As a result of the lack of liquidity in the PPS market, we recorded an unrealized loss on our PPS of $327 in the year ended December 31, 2008, which is included in accumulated other comprehensive loss on our balance sheet. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $60,257, expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value. We are not certain how long we may be required to hold each security. However, given our current cash position, liquid cash equivalents and cash flow from operations we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2008 were auction-rate securities. The three closed end perpetual preferred auction-rate securities totaling $3,772 have a weighted average interest rate of 1.81% and an auction reset of 28 days. The municipal security has an interest rate of 0.09%, matures on December 1, 2045 and as of December 31, 2008 the next auction reset date was January 19, 2009. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the year ended December 31, 2008:

Year Ended
December 31,
2008

Auction-Rate Securities:
Balance at beginning of period	$—
Transfers into Level 3	9,725
Unrealized losses included in accumulated other comprehensive loss	(327)
Other-than-temporary impairment	(336)
Transfers into Level 2	(2,606)

Balance as of December 31, 2008	$6,456

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills and money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in interest and other income, net as follows:

	Year Ended December 31,
	2008	2007	2006

Interest income	$1,750	$3,215	$2,611
Interest expense	—	(12)	(245)
Dividend income	32	77	79
Loss on sale of equity securities	(44)	—	—
Other-than-temporary impairment on auction-rate securities	(336)	—	—
Realized gain on sale of auction-rate securities	119	—	—

Total interest and other income, net	$1,521	$3,280	$2,445

Note 5 —	Comprehensive Income (loss)

The following table provides the composition of other comprehensive income (loss) as of December 31:

	2008	2007	2006

Net income (loss), as reported	$2,372	$(1,878)	$(6,988)
Unrealized losses on available-for-sale securities	(268)	(107)	12
Impact of cash flow hedge	—	—	72

Comprehensive income (loss)	$2,104	$(1,985)	$(6,904)

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 6 —	Property, Plant and Equipment

Property, plant and equipment at December 31, 2008 and 2007 consist of the following:

	2008	2007

Land	$600	$600
Buildings and improvements	8,822	8,714
Equipment	7,289	6,827
Furniture and fixtures	228	119
Vehicles	271	528
Leasehold improvements	649	640

	17,859	17,428
Less accumulated depreciation	(7,817)	(5,796)

Totals	$10,042	$11,632

For the years ended December 31, 2008, 2007 and 2006, we recognized depreciation expense related to these assets of $2,179, $2,157 and $2,314, respectively.

Note 7 —	Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators arise. All of our other intangible assets are considered to have finite lives and are being amortized over their estimated useful lives.

Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of December 31:

	2008
		Accumulated
	Gross	Amortization	Net

Advertising customer relationships	$1,972	$1,972	$—
Trademark	219	174	45
Internet domain names	97	—	97

Total intangible assets	$2,288	$2,146	$142

	2007
		Accumulated
	Gross	Amortization	Net

Advertising customer relationships	$1,972	$1,719	$253
Trademark	219	159	60

Total intangible assets	$2,191	$1,878	$313

As of December 31, 2008, the weighted average remaining amortization period for the above intangibles is 2.4 years. As of September 30, 2006, we deemed the MSO relationship asset to be fully impaired and correspondingly wrote-off the balance of $9,540 on that date.

Based on our most recent analysis, we believe that no impairment exists at December 31, 2008 with respect to our goodwill and other intangible assets.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Estimated future amortization expense related to intangible assets at December 31, 2008 is as follows:

Years Ending December 31,	Amount

2009	$64
2010	63
2011	11
2012	4

Total	$142

Note 8 —	Lines of Credit

Bank Lines of Credit

On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. The Revolver provides that the interest rate shall be LIBOR plus 1.25% payable monthly. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash share-based employee compensation expense. As of December 31, 2008, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.

Note 9 —	Commitments and Contingencies

From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

We have included the contractual obligations assumed in the Winnercomm acquisition purchased in January 2009 in the following table.

A summary of our contractual obligations as of December 31, 2008:

		Less than	1 - 3	3 - 5	After
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$12,466	$3,933	$4,632	$2,458	$1,443
Purchase obligations	22,968	13,442	8,794	729	3
Other long-term liabilities	768	768	—	—	—

Total	$36,202	$18,143	$13,426	$3,187	$1,446

In October 2006, we appointed Roger L. Werner, Jr. President of Outdoor Channel Holdings, Inc. and entered into an employment agreement (the “Agreement”) with him, which sets forth terms and provisions governing his employment as Chief Executive Officer and President. The Agreement has an initial term of three years beginning October 16, 2006, which will be automatically extended each year for an additional one year term unless the other party provides written notice of non-renewal at least 60 days prior to the date of automatic renewal. The Agreement may be terminated at any time by either party with or without cause. The agreement contains provisions for severance payments in the event that the Company terminates Mr. Werner’s employment without “Cause” (as defined in the Agreement) or Mr. Werner resigns for “Good Reason” (as also defined in the Agreement).

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In February 2008, the Company entered into a Supplemental Compensation Agreement with its Chief Executive Officer, Mr. Roger L. Werner, providing for an increase in Mr. Werner’s base annual salary from $300 to $450, effective February 4, 2008, and an increase from $450, to $500, effective October 16, 2008. The Supplemental Compensation Agreement also provides for target annual incentive bonuses for Mr. Werner of not less than $225 and not less than $250 for 2008 and 2009, respectively. In addition, under the terms of the Supplemental Compensation Agreement, Mr. Werner is eligible to receive up to $950 for the renewal of seven major affiliation agreements on commercially reasonable terms. Mr. Werner is also eligible to receive an incentive bonus for incremental growth of the Company’s subscriber base over the existing base as reported by all companies distributing the Outdoor Channel in their December 2007 reports as follows: $300 for each incremental increase of 1 million paying subscribers, or portion thereof, for up to 5 million incremental subscribers; $400 for each incremental increase of 1 million paying subscribers, or portion thereof, for between 5 million and 10 million incremental subscribers; and $500 for each incremental increase of 1 million paying subscribers, or portion thereof, for incremental subscribers in excess of 10 million, with no maximum amount. Further, Mr. Werner is entitled to receive a cash bonus of 5% of the annual increase in advertising revenue from continuing operations of Outdoor Channel compared to the prior year, for both 2008 and 2009. During the year ended December 31, 2008, we have recognized $1,413 of expense related to Mr. Werner’s Supplemental Compensation Agreement.

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

On October 3, 2008 a previously terminated employee filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10 million plus other indeterminable amounts plus fees and expenses. We intend to vigorously defend this lawsuit.

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

Rent expense, including rent paid to Musk Ox Properties, LP and satellite and transponder expense, aggregated to approximately $2,413, $2,877 and $2,981 in the years ended December 31, 2008, 2007 and 2006, respectively.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2008 are as follows:

Years Ending December 31,	Amount

2009	$3,933
2010	2,909
2011	1,723
2012	1,439
2013	1,019
Thereafter	1,443

Total	$12,466

Note 10 —	Income Taxes

The components of the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Current:
Federal	$225	$40	$—
State	541	3	2

Total current	766	43	2

Deferred:
Federal	3,239	1,411	(3,050)
State	(17)	264	(828)

Total deferred	3,222	1,675	(3,878)

Totals	$3,988	$1,718	$(3,876)

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 were related to the following:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$958	$4,542
Share-based compensation	4,795	5,106
Deferred revenues	80	97
Other accrued liabilities	406	117
Alternative minimum tax credit	319	95
Allowance for doubtful accounts	323	—
Programming costs	364	348
Capital loss carryover	519	251
Other	220	397

Subtotal	7,984	10,953
Less: Valuation allowance	(519)	(251)

	$7,465	$10,702

Deferred tax liabilities:
Property, plant and equipment	(521)	(532)
State taxes	(471)
Intangible assets	—	(95)
Other	—	(44)

	(992)	(671)

Deferred tax assets, net	$6,473	$10,031

As of December 31, 2008, we have a U.S. Federal net operating loss carryforward of approximately $877 and aggregate State net operating loss carryforward of approximately $13,195. Expiration of these carryforwards will commence in 2015 for State and 2025 for Federal. The alternative minimum tax credit of $319 does not expire. We have a capital loss carryforward of $1,018 as of December 31, 2008 of which the majority resulted from the sale of the Membership Division in 2007. As we do not believe it is more likely than not to realize a benefit for the capital loss, a valuation allowance has been established against the entire capital loss carryforward. The Company believes it is more likely than not that the benefit associated with the deferred tax assets resulting from net operating loss carryforwards and other deferred tax assets will be ultimately realized based on its assessment of future taxable income during the periods in which the net operating losses remain available.

The provision (benefit) for income taxes from continuing operations reflected in the accompanying consolidated statements of operations is different than that computed based on the applicable statutory Federal income tax rate of 34% in 2008, 2007 and 2006 as shown below:

	2008	2007	2006

Federal income tax provision (benefit) at statutory income tax rate	$2,162	$(55)	$(3,792)
State taxes, net of federal benefit	346	177	(397)
Non-deductible expense	41	21	273
Share-based compensation	925	1,200	—
Officer compensation	418	—	—
Valuation allowance	89	251	—
Other	7	124	40

Income tax provision (benefit)	$3,988	$1,718	$(3,876)

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Gross unrecognized tax benefits as of December 31, 2008 are as follows:

Gross unrecognized tax benefits as of January 1, 2008	$1,309
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits as of December 31, 2008	$1,309

All of the unrecognized tax benefits at January 1, 2008 and December 31, 2008 would affect the effective tax rate if recognized, offset by approximately $445 related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in the United States and various state and local tax jurisdictions. We are no longer subject to U.S. Federal examinations for years prior to 2005, and with few exceptions we are no longer subject to state and local tax examinations for years prior to 2004.

Note 11 —	Stock Incentive Plans

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

Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding on the total compensation the employees have realized as a result of the vesting of these shares. During the year ended December 31, 2008 and 2007, approximately 75 and 94 shares were repurchased with a market value of approximately $549 and $823, respectively.

1995 Stock Option Plan (“1995 Plan”).  There are 1,250,000 shares of common stock reserved for issuance under the 1995 Plan. Options granted under the 1995 Plan typically expire 5 years from the date of grant. These options generally vest equally over four years beginning three months to one year from the grant date. As of

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008, no options to purchase shares of common stock were outstanding and no further option grants can be issued under this plan.

2004 Long-Term Incentive Plan (“LTIP Plan”).  During 2005 through December 31, 2008, all options to purchase common stock, restricted stock awards and performance units to our employees, service providers and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest over three to five years, however, some awards vest monthly. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of December 31, 2008, options to purchase 555,000 shares of common stock, 848,799 restricted shares, and 700,000 performance unit shares were outstanding. There were 1,439,553 shares of common stock available for future grant as of December 31, 2008.

Non-Employee Director Stock Option Plan (“NEDSOP”).  Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. If an option is surrendered or ceases to be exercisable, the shares continue to be available for future grant. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of December 31, 2008, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

Other or Outside of Plan Option stock grants can be granted that are not covered under any of the stock option plans with appropriate shareholder approval. There are 462,500 shares of nonqualified stock options to purchase common stock authorized. Options granted outside of the other plans generally vest on a quarterly or annual basis and expire 5 years from the date of the grant. As of December 31, 2008, options to purchase 25,000 shares of common stock were outstanding.

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize share-based compensation expense for the year ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006

Nature of Award:
Restricted stock	$3,004	$1,975	$686
Options	601	1,701	3,400
Performance units	—	6,584	2,406

Total share-based compensation expense	$3,605	$10,260	$6,492

	December 31,
	2008	2007	2006

Classification of Compensation Expense:
Cost of services:
Production and operations	$440	$263	$197
Other expenses:
Selling, general and administrative	3,165	9,997	6,295

Total share-based compensation expense	$3,605	$10,260	$6,492

The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	1.4 - 2.3%	4.9 - 5.0%	4.3 - 4.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted average expected life	0.1 - 0.3 years	0.8 years	3.3 - 3.8 years
Expected volatility	33.6 - 52.6%	39.2 - 39.5%	48.7 - 58.9%
Weighted average volatility factor	45.4%	39.4%	53.1%

The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. We have not paid dividends in the past and do not plan to pay any dividends in the future.

Issuances of Common Stock by the Company

During the twelve month periods ended December 31, 2008, 2007 and 2006 we received cash from the exercise of options as follows:

	2008	2007	2006

Number of options exercised	2	975	768
Cash proceeds	$11	$1,195	$913
Tax benefit from options exercised	$2	$2,376	$1,463

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

Stock Options

A summary of the status of the options granted under Outdoor Channel Holdings’ stock option plans and outside of those plans as of December 31, 2008 and the changes in options outstanding are summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (yrs.)	(in thousands)

Outstanding at January 1, 2006	3,564	$7.31
Granted	505	12.40
Exercised	(768)	1.19
Forfeited	(24)	13.07
Expired	(5)	14.55

Outstanding at December 31, 2006	3,272	9.48
Granted	—	—
Exercised	(975)	1.23
Forfeited	(448)	14.06
Expired	(407)	13.60

Outstanding at December 31, 2007	1,442	12.48
Granted	—	—
Exercised	(2)	6.14
Forfeited	(23)	12.11
Expired	(587)	11.92

Outstanding at December 31, 2008	830	$12.90	2.97	$—

Vested and expected to vest at December 31, 2008	826	$12.90	2.97	$—

Exercisable at December 31, 2008	775	$12.86	3.05	$—

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Additional information regarding options outstanding for all plans as of December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (yrs.)	Price	Exercisable	Price
	(In thousands)			(In thousands)

$10.19 - $10.19	10	2.25	$10.19	5	$10.19
$12.10 - $12.10	300	2.79	12.10	300	12.10
$12.50 - $12.58	170	4.15	12.52	152	12.51
$12.80 - $13.90	250	3.00	13.35	244	13.34
$14.86 - $14.95	75	1.84	14.89	49	14.89
$15.75 - $15.75	25	0.44	15.75	25	15.75

Total	830	2.97	$12.90	775	$12.86

There were no options granted during the year ended December 31, 2008 and 2007. The weighted average grant-date fair values of options granted during the year ended December 31, 2006 were $5.19 per share. The aggregate intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $2, $7,886 and $8,026, respectively.

Restricted Stock

A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of December 31, 2008 and the changes in restricted shares outstanding are summarized as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value

Nonvested at January 1, 2006	127	$14.43
Granted	245	12.12
Vested	(37)	13.70
Forfeited	(21)	14.10

Nonvested at December 31, 2006	314	12.73
Granted	538	9.41
Vested	(99)	12.31
Forfeited	(56)	12.46

Nonvested at December 31, 2007	697	10.25
Granted	504	7.37
Vested	(256)	10.62
Forfeited	(96)	9.96

Nonvested at December 31, 2008	849	$8.46

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of December 31, 2008 are as follows:

	As of December 31, 2008
		Weighted Average
	Expense Yet	Remaining
	to be	Requisite Service
	Recognized	Periods

Stock options	$394	0.89 years
Restricted stock	6,038	2.93 years

Total	$6,432	2.81 years

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

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalation clause. On April 24, 2007, in conjunction with the sale of the Membership Division, which resulted in our occupying less space, we amended the lease and the monthly rent payment was reduced to $17 per month through the end of 2007 with a 3% per year escalator clause thereafter. We paid Musk Ox Properties, LP approximately $216, $254 and $349 in the year ended December 31, 2008, 2007 and 2006, respectively. We recognized rent expense related to this lease of $213, $266 and $371 in the year ended December 31, 2008, 2007 and 2006, respectively.

We have engaged Narrowstep, Inc. to assist us in developing our broadband capabilities. Roger L. Werner, Chief Executive Officer, is a shareholder and member of the board of directors of Narrowstep. During the year ended December 31, 2008 and 2007, we paid Narrowstep $77 and $47, respectively. We believe the terms of the contract reflect market rates for similar services.

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

The results of the Membership Division are as follows:

	Year Ended December 31,
	2008	2007	2006

Revenue	$—	$1,632	$5,703
Income (loss) from operations	—	73	441
Income (loss) from discontinued operations, net of tax	$—	$1	$289

Note 14 —	Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, available-for-sale securities, and accounts receivable. We reduce credit risk by placing our temporary cash investments with major financial institutions with high credit ratings. At December 31, 2008, we had cash and cash equivalents of approximately $906 with major financial institutions in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation or the U.S. Treasury Temporary Guarantee Program.

We reduce credit risk related to accounts receivable by routinely assessing the financial strength of our customers. We maintain an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses. As of December 31, 2008, we had no single customer that accounted for 10% or more of our account receivable balance.

Changes in our allowance for doubtful accounts were as follows:

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Year	Expense	Deductions	Year

Year-ended December 31, 2008	$240	$709	$(58)	$891
Year-ended December 31, 2007	180	219	(159)	240
Year-ended December 31, 2006	266	85	(171)	180

Note 15 —	401(k) Savings Plan

We maintain a 401(k) Plan (the “401(k) Plan”) which includes a discretionary match provision. We make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee up to statutory maximums. During 2008, 2007 and 2006, we incurred total charges of approximately $145, $105 and $120 for employer matching contributions, respectively.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16 —	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2008	2007

Trade accounts payable	$855	$1,498
Accrued payroll and related expenses	2,665	507
Estimated make-good accrual	252	296
Accrued expenses	2,151	1,857

Total	$5,923	$4,158

Note 17 —	Quarterly Financial Information (Unaudited)

Summarized unaudited operating data for each of the quarters in the years ended December 31, 2008 and 2007 follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

2008
Revenue	$11,680	$13,047	$14,956	$14,374
Income (loss) from operations	(1,597)	230	3,738	2,468
Net income (loss)	(781)	271	2,394	488
Earnings (loss) per common share:
Basic	$(0.03)	$0.01	$0.10	$0.02
Diluted	$(0.03)	$0.01	$0.09	$0.02
2007
Revenue	$10,993	$11,296	$12,542	$11,615
Income (loss) from operations	(1,932)	(1,056)	583	(1,036)
Net income (loss)	(727)	(1,070)	1,498	(1,579)
Earnings (loss) per common share:
Basic	$(0.03)	$(0.04)	$0.06	$(0.06)
Diluted	$(0.03)	$(0.04)	$0.06	$(0.06)

Note 18 —	Subsequent Events (Unaudited)

On January 12, 2009, the Company entered into and completed an asset purchase agreement (the “Asset Purchase Agreement”) with Winnercomm, Inc., an Oklahoma corporation and wholly-owned subsidiary of Winnercomm Holdings, Inc., a Delaware corporation, Cablecam, LLC, an Oklahoma limited liability company, and Skycam, LLC, an Oklahoma limited liability company (collectively, the “Sellers”), pursuant to which the Company purchased certain assets and assumed certain liabilities of the Sellers (the “Asset Purchase”). The Sellers’ businesses relate to the production, development and marketing of sports programming and aerial camera systems. The purchased assets consist of equipment, intellectual property, accounts receivable and other assets related to the businesses. The cash purchase price for the Asset Purchase was $5,750,000 plus the assumption of certain liabilities.

On February 25, 2009, the Company entered into a Rule 10b5-1 stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced March 3, 2009 and will cease upon the earlier of December 31, 2009 or completion of the program.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms

Changes in internal control over financial reporting.  During the year ended December 31, 2008 management took corrective action surrounding our financial statement closing process including supervision and review of complex accounting and disclosure requirements. Management implemented accounting software that will enhance our capabilities and improve controls surrounding accounting for share-based awards to employees and non-employees. Additional substantive review was performed by management to provide assurance that increased controls related to income taxes are adequate and effective. In addition, management has hired additional CPAs to bolster our U.S. GAAP expertise and has implemented training of recently hired personnel who oversee and administer our remediated controls. Management, with the oversight of our Audit Committee and the assistance of outside consultants has remediated the previously identified material weaknesses and these remediating controls have been successfully placed in operation and tested as of December 31, 2008. Other than the remediation of the material weaknesses noted above, there were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited Outdoor Channel Holdings Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Outdoor Channel Holdings, Inc.’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Outdoor Channel Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
February 26, 2009

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements

All schedules are omitted as the information is not required, is not material or is otherwise provided.

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits

Exhibit
Number		Description

2.1		Amended and Restated Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated as of April 20, 2004, as amended and restated as of May 12, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference).
2.2		Agreement and Plan of Merger between Outdoor Channel Holdings, Inc., a Delaware corporation, and Outdoor Channel Holdings, Inc., an Alaska corporation, dated as of September 8, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
3.1		Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
3.2		By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
4.1		Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above).
10.1		Letter of intent dated August 27, 1993, regarding the proposed acquisition of Gold Prospector’s Association of America, Inc. by the Company (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).
10.2		Agreement and Plan of Reorganization dated February 13, 1995, by and between the Registrant and Gold Prospector’s Association of America, Inc. (filed as Exhibit B to the Company’s Form 8-K dated February 13, 1995 and incorporated herein by reference).
10	.3*	Form of Indemnification Agreement between Outdoor Channel Holdings, Inc. and its directors and certain executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.4		Revolving Credit Agreement and related agreements by and between the Company and U.S. Bank N.A. dated September 30, 2004 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10	.5*	1995 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference).
10	.6*	Form of Stock Option Agreement pursuant to the Company’s 1995 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

Exhibit
Number		Description

10	.7*	The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.8*	Form of Stock Option Agreement pursuant to The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.9*	Non-Statutory Stock Option Plan and Agreement, dated as of November 13, 2003, by and between the Company and William A. Owen, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.10*	Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.11*	Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).
10	.12*	2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.13*	Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10	.14*	Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.15		Omitted.
10	.16*	Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended March 31, 2005 and incorporated herein by reference).
10	.17*	Selling Stockholders Registration Rights Agreement, dated as of June 27, 2005, among Outdoor Channel Holdings, Inc. and the selling stockholders who are a party (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 28, 2005 and incorporated herein by reference).
10.18		Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated October 18, 2005 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10.19		Term Loan Agreement and related agreements by and between 43455 BPD, LLC and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10.20		Term Loan Agreement and related agreements by and between the Company and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10	.21*	Optionholders Registration Rights Agreement by and among the Company, Ray V. Miller and Elizabeth J. Sanderson dated as of December 5, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2005 and incorporated herein by reference).
10	.22*	Lease by and between the Company and Musk Ox Properties, L.P. dated as of January 1, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10	.23*	Employment Agreement with Roger L. Werner, Jr., effective as of October 16, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).
10	.24*	Form of Performance Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).

Exhibit
Number		Description

10	.25*	Amendment of Employment Agreement with Roger L. Werner, Jr., effective as of November 9, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2006 and incorporated herein by reference).
10.26		Separation Agreement and Release between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated December 21, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).
10.27		Consulting Agreement between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated January 2, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).
10.28		Form of Change of Control Severance Agreement (filed as Exhibit 10.28 to the Company’s Form 10-K dated March 17, 2008 and incorporated herein by reference).
10.29		Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated as of September 21, 2007 (filed as Exhibit 10.29 to the Company’s Form 10-Q dated February 1, 2008 and incorporated herein by reference).
10.30		Purchase Agreement by and between The Gold Business, LLC, Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated April 24, 2007 (filed as Exhibit 10.1 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).
10.31		First Amendment to Lease dated April 24, 2007, by and between Musk Ox Properties, L.P. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).
10.32		Separation Agreement and Release between Outdoor Channel Holdings, Inc. and Mr. William A. Owen dated December 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference).
10.33		Consulting Agreement between Outdoor Channel Holdings, Inc. and Mr. William A. Owen dated as of December 15, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference).
10.34		Form of Stock Repurchase Plan and Agreement.
10.35		Asset Purchase Agreement by and among Cablecam LLC, Skycam LLC, Winnercomm Holdings, Inc and Winnercomm, Inc., and Outdoor Channel Holdings, Inc., dated January 12, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2009 and incorporated herein by reference).
21.1		Subsidiaries of Registrant
23.1		Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
31.1		Certification by Chief Executive Officer
31.2		Certification by Chief Financial Officer
32	.1**	Section 1350 Certification by Chief Executive Officer
32	.2**	Section 1350 Certification by Chief Financial Officer

*	Designates a management contract or compensatory plan or arrangement.

**	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

By:	/s/ Roger L. Werner, Jr.
Roger L. Werner, Jr.,
Chief Executive Officer and President
Dated: March 9, 2009

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

Signature	Title	Date

/s/ Perry T. Massie Perry T. Massie	Chairman of the Board, Director	March 9, 2009

/s/ Roger L. Werner. Jr. Roger L. Werner. Jr.	Chief Executive Officer and President (Principal Executive Officer), Director	March 9, 2009

/s/ Shad L. Burke Shad L. Burke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2009

/s/ Thomas H. Massie Thomas H. Massie	Vice Chairman of the Board, Director	March 9, 2009

/s/ Ajit M. Dalvi Ajit M. Dalvi	Director	March 9, 2009

/s/ David D. Kinley David D. Kinley	Director	March 9, 2009

/s/ David C. Merritt David C. Merritt	Director	March 9, 2009

/s/ Michael L. Pandzik Michael L. Pandzik	Director	March 9, 2009

/s/ T. Bahnson Stanley T. Bahnson Stanley	Director	March 9, 2009