Form 10-Q
period 2009-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2009-05-15
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 8, 2009

Common Stock, $0.001 par value	25,692,894

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2009
* * *

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,614	$60,257
Investments in available-for-sale securities	9,994	—
Accounts receivable, net of allowance for doubtful accounts of $869 and $891	12,370	9,448
Income tax refund receivable	252	—
Deferred tax assets, net	1,524	1,524
Prepaid programming and production costs	6,323	3,997
Other current assets	1,580	1,333

Total current assets	73,657	76,559

Property, plant and equipment, net	16,168	10,042
Amortizable intangible assets, net	938	142
Goodwill	43,160	43,160
Investments in auction-rate securities	6,471	6,456
Deferred tax assets, net	5,946	4,949
Deposits and other assets	2,802	1,646

Totals	$149,142	$142,954

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$9,679	$5,923
Accrued severance payments	17	25
Deferred revenue	1,747	205
Current portion of deferred obligations	255	126
Unfavorable lease	402	—
Income taxes payable	—	30

Total current liabilities	12,100	6,309

Deferred obligations	245	236
Unfavorable lease, net of current portion	1,106	—

Total liabilities	13,451	6,545

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,200 and 25,246 shares issued and outstanding	25	25
Additional paid-in capital	163,829	163,300
Accumulated other comprehensive loss	(312)	(327)
Accumulated deficit	(27,851)	(26,589)

Total stockholders’ equity	135,691	136,409

Totals	$149,142	$142,954

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Advertising	$7,794	$7,631
Subscriber fees	4,663	4,049
Production services	4,519	—

Total revenues	16,976	11,680

Cost of services:
Programming	1,748	1,923
Satellite transmission fees	395	626
Production and operations	6,472	1,861
Other direct costs	97	97

Total costs of services	8,712	4,507

Other expenses:
Advertising	459	538
Selling, general and administrative	9,214	7,617
Depreciation and amortization	898	615

Total other expenses	10,571	8,770

Loss from operations	(2,307)	(1,597)

Interest and other income, net	48	538

Loss from operations before income taxes	(2,259)	(1,059)

Income tax benefit	(997)	(278)

Net loss	$(1,262)	$(781)

Loss per common share data:
Basic	$(0.05)	$(0.03)

Diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding:
Basic	24,417	26,133

Diluted	24,417	26,133

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2009
(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2008	25,246	$25	$163,300	$(327)	$(26,589)	$136,409

Comprehensive income (loss):
Net loss	—	—	—	—	(1,262)	(1,262)
Change in fair value of auction-rate securities	—	—	—	15	—	15

Total comprehensive loss	—	—	—	—	—	(1,247)

Issuance of restricted stock and performance shares to employees and service providers for services to be rendered, net of forfeited shares	39	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	1,014	—	—	1,014

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(28)	—	(179)	—	—	(179)

Purchase and retirement of treasury stock related to the stock repurchase program	(57)	—	(306)	—	—	(306)

Balance, March 31, 2009	25,200	$25	$163,829	$(312)	$(27,851)	$135,691

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net loss	$(1,262)	$(781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	898	615
Amortization of subscriber acquisition fees	122	122
Gain on sale of equipment	—	(5)
Loss on sale of available-for-sale securities	—	44
Other-than-temporary impairment on auction-rate securities	—	260
Provision for doubtful accounts	76	277
Share-based employee and service provider compensation	1,014	912
Deferred tax benefit, net	(1,027)	(279)

Changes in operating assets and liabilities:
Accounts receivable	2,196	(54)
Income tax refund receivable	(252)	(5)
Prepaid programming costs	(64)	346
Other current assets	435	(933)
Deposits and other assets	(1,055)	(62)
Accounts payable and accrued expenses	(3,881)	933
Deferred revenue	944	(69)
Customer deposits	—	(2)
Accrued severance payments	(8)	(187)
Deferred obligations	138	15
Unfavorable lease obligations	(89)	—

Net cash provided by (used in) operating activities	(1,815)	1,147

Investing activities:
Purchases of property, plant and equipment	(603)	(308)
Proceeds from sale of equipment	—	15
Cash paid to purchase assets of Winnercomm, net of cash acquired	(5,746)	—
Purchases of available-for-sale and auction-rate securities	(9,994)	(27,176)
Proceeds from sale of available-for-sale and auction-rate securities	—	40,523

Net cash provided by (used in) investing activities	(16,343)	13,054

Financing activities:
Purchase of treasury stock	(179)	(64)
Purchase and retirement of stock related to stock repurchase program	(306)	—

Net cash used in financing activities	(485)	(64)

Net increase (decrease) in cash and cash equivalents	(18,643)	14,137
Cash and cash equivalents, beginning of period	60,257	25,260

Cash and cash equivalents, end of period	$41,614	$39,397

Supplemental disclosure of cash flow information:

Income taxes paid	$282	$5

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of auction-rate securities	$15	$60

Property, plant and equipment costs incurred but not paid	$239	$30

Retirement of treasury stock	$(179)	$(64)

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share data)
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
On January 12, 2009, the Company entered into and completed an asset purchase agreement with Winnercomm, Inc., an Oklahoma corporation and wholly-owned subsidiary of Winnercomm Holdings, Inc., a Delaware corporation, Cablecam, LLC, an Oklahoma limited liability company, and Skycam, LLC, an Oklahoma limited liability company (collectively, the “Sellers”), pursuant to which the Company purchased certain assets and assumed certain liabilities of the Sellers and formed Winnercomm, Inc., a Delaware corporation, CableCam, Inc., a Delaware corporation and Skycam, Inc., a Delaware corporation. Outdoor Channel Holdings wholly owns Winnercomm, Inc., which in turn wholly owns CableCam, Inc. and Skycam, Inc. (collectively referred to as “Winnercomm”). The Winnercomm businesses relate to the production, development and marketing of sports programming and aerial camera systems.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009 and its results of operations and cash flows for the three months ended March 31, 2009 and 2008. Pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable and satellite service providers that air Outdoor Channel. Production Services revenue includes revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from web page design and marketing.
NOTE 2—ACQUISITION
On January 12, 2009, we completed an asset purchase agreement and formed the Winnercomm entities as noted above. We have included the financial results of Winnercomm in our 2009 consolidated results from the acquisition date. The total cash purchase price was $5,944 plus the assumption of certain liabilities. In allocating the total purchase price for these acquisitions based on estimated fair values, we preliminarily recorded $874 of identifiable intangible assets and $5,070 of net tangible assets. The total purchase price of $5,944 has been initially allocated to tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair market values as of January 12, 2009, as set forth below. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of tangible and intangible assets acquired and unfavorable leases. Our preliminary purchase price allocation for Winnercomm is as follows (in thousands):

	January 12, 2009
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$198
Receivables	5,194
Inventories	81
Other current assets	2,863
Property, plant and equipment	6,121
Other assets	223
Accounts payable and accrued liabilities	(7,415)
Deferred revenues	(598)
Unfavorable leases	(1,597)

Total net tangible assets acquired and liabilities assumed		$5,070

Fair value of identifiable intangible assets acquired:
Customer relationships	730
Patents	90
Programming library	54

Total identifiable intangible assets acquired		874

Total purchase price		5,944

Less cash acquired		(198)

Net purchase price		$5,746

We adopted the provisions of Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) effective January 1, 2009. The fair values set forth above are based on preliminary valuation estimates of Winnercomm’s tangible and intangible assets, based in part on third party appraisals in accordance with SFAS 141R. The final valuation, and any interim updated preliminary valuation estimates, may differ materially from these preliminary valuation estimates and, as a result, the final allocation of the purchase price may result in reclassifications of the allocated amount that are materially different from the purchase price allocation reflected above.
The Company recognized $450 of acquisition related costs that were expensed in the current period.
Intangible Assets
In performing our preliminary purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Winnercomm’s services. The fair values of intangible assets were estimated with the assistance of third party valuation specialists. The following table sets forth the preliminary components of intangible assets associated with the Winnercomm acquisition (dollars in thousands):

		Weighted
	Preliminary	Average
	Fair Value	Useful Life
Customer relationships	$730	3.5 years
Patents	90	5 years
Programming library	54	1 year

Total intangible assets	$874

Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Winnercomm as though the companies were combined as of the beginning of fiscal 2008. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2008.

The unaudited pro forma financial information for the three months ended March 31, 2009 and 2008 combined the historical results of the Company and the historical results of Winnercomm for the three months ended March 31, 2009 and 2008. The unaudited pro forma financial information was as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Total revenues	$17,924	$22,699
Net income (loss)	$(1,980)	$(4,221)
Basic earnings (loss) per share	$(0.08)	$(0.16)
Diluted earnings (loss) per share	$(0.08)	$(0.16)
NOTE 3—STOCK INCENTIVE PLANS
We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123R “Share-Based Payments” (“SFAS 123R”) which requires the measurement and recognition of compensation expense to be recognized in the financial statements over the service period for the fair value of all awards granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. Outstanding options generally vest over a period from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any RSUs or SARs but have awarded performance units.
We have two stock option plans: 2004 Long-Term Incentive Plan (“LTIP Plan”) and Non-Employee Director Stock Option Plan (“NEDSOP”). No more options can be issued under the NEDSOP Plans. We also may grant stock options that are not covered under any of the stock option plans, with appropriate shareholder approvals. Options and stock grants are subject to terms and conditions as determined by our Board of Directors. Stock option grants are generally exercisable in increments of 25% during each year of employment beginning three months to one year from the date of grant. Generally, stock options expire five years from the date of grant. Options issued under our NEDSOP Plan are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% are vested. These options generally have 10 year lives.
Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding on the total compensation the employees have realized as a result of the vesting of these shares. During the three months ended March 31, 2009 and 2008, approximately 28,000 and 9,000 shares were repurchased with a market value of approximately $179 and $64, respectively.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through March 31, 2009, all options to purchase common stock, restricted stock awards, and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest annually over three to five years, however, some awards vest monthly or quarterly. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of March 31, 2009, options to purchase 545,000 shares of common stock, 858,231 restricted shares, and 700,000 performance unit shares were outstanding. There were 1,359,953 shares of common stock available for future grant as of March 31, 2009.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. If an option is surrendered or ceases to be exercisable, the shares continue to be available for future grant. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of March 31, 2009, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

Other or Outside of Plan Option stock grants can be granted that are not covered under any of the stock option plans with appropriate shareholder approval. There are 462,500 shares of nonqualified stock options to purchase common stock authorized. Options granted outside of the other plans generally vest on a quarterly or annual basis and expire 5 years from the date of the grant. As of March 31, 2009, options to purchase 25,000 shares of common stock were outstanding.
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
The following tables summarize share-based compensation expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Nature of Award:
Restricted stock	$863	$809
Options	151	103

Total share-based compensation expense	$1,014	$912

	Three Months Ended
	March 31,
	2009	2008
Classification of Compensation Expense:
Cost of services:
Production and operations	$105	$98

Other expenses:
Selling, general and administrative	909	814

Total share-based compensation expense	$1,014	$912

During the three months ended March 31, 2008 one employee transitioned to being an independent service provider. As of the transition date, the fair value of these stock options was estimated to be $0.12 per share. No options were issued and no employees transitioned to independent service provider status during the three months ended March 31, 2009. The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	—	1.4 – 2.3%
Dividend yield	—	0.0%
Expected life of the option	—	0.2 – 0.3 years
Volatility factor	—	50.0 – 52.6%
Weighted average volatility factor	—	51.3%
The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.
Issuances of Common Stock by the Company
For the three months ended March 31, 2009 and 2008, no options were exercised.
During the three months ended March 31, 2009 and 2008, we issued 91,000 and 316,000 shares, respectively, of restricted stock to employees while 1,000 and 7,000 shares of restricted stock, respectively, were canceled due to employee turnover, respectively.
Stock Options
A summary of the status of the options granted under the Company’s stock option plans and outside of those plans as of March 31, 2009 and the changes in options outstanding during the three months then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (Yrs.)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	830	$12.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(10)	12.58

Outstanding at end of period	820	$12.91	2.76	$—

Vested or expected to vest at end of period	817	$12.91	2.76	$—

Exercisable at end of period	781	$12.89	2.82	$—

Additional information regarding options outstanding for all plans as of March 31, 2009 is as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$10.19 — $10.19	10	2.01	$10.19	5	$10.19
$12.10 — $12.10	300	2.55	12.10	300	12.10
$12.50 — $12.58	160	4.16	12.52	142	12.51
$12.80 — $13.90	250	2.75	13.35	250	13.35
$14.86 — $14.95	75	1.59	14.89	59	14.89
$15.75 — $15.75	25	0.19	15.75	25	15.75

Total	820	2.76	$12.91	781	$12.89

There were no options granted during the three months ended March 31, 2009 or 2008.
Restricted Stock
A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of March 31, 2009 and the changes in restricted shares outstanding during the three months then ended is presented as follows:

	As of March 31, 2009
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at beginning of period	849	$8.46
Granted	91	5.74
Vested	(81)	8.06
Forfeited	(1)	8.60

Nonvested at end of period	858	$8.21

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.
Expense to be Recognized
Expense associated with our stock based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of March 31, 2009 are as follows:

	March 31, 2009
		Weighted Average
	Expense Yet	Remaining
	to be	Requisite Service
	Recognized	Periods
Stock options	$262	0.7 years
Restricted stock	5,567	2.6 years

Total	$5,829	2.5 years

NOTE 4—EARNINGS (LOSS) PER COMMON SHARE
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
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three months ended March 31:

	2009	2008
Weighted average shares used to calculate basic earnings (loss) per share	24,417	26,133
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	—	—

Weighted average shares used to calculate diluted earnings (loss) per share	24,417	26,133

As of March 31, 2009 and 2008 outstanding options to purchase a total of 1,522 and 2,100 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.
NOTE 5—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
Assets recorded at fair value in the balance sheet as of March 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 “Fair Value Measurements” are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.
We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at March 31, 2009:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$41,614	$41,614	$—	$—
Investments in available-for-sale securities (2)	9,994	9,994	—	—
Non-current investments in available-for-sale securities (3)	6,471	—	—	6,471

Total	$58,079	$51,608	$—	$6,471

(1)	Cash and cash equivalents consist primarily of treasury bills and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of treasury bills with original maturity dates in excess of three months, for which we determine fair value through quoted market prices.

(3)	Investments in available-for-sale securities consist of one auction-rate municipal security and three closed end perpetual preferred auction-rate securities (“PPS”). PPS are using a discounted cash flow analysis to more accurately measure possible liquidity discounts.
As of March 31, 2009, our investments in available-for-sale securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and three closed end perpetual preferred securities which have redemption features which call for redemption at 100% of par value and have maintained at least A3 credit ratings despite the failure of the auction process. To date, we have collected all interest payable on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded a temporary unrealized gain on our PPS of $15 in the three months ended March 31, 2009. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $312, which is included in accumulated other comprehensive loss on our balance sheet. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $41,614 and our expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value. We are not certain how long we may be required to hold each security. However, given our current cash position, liquid cash equivalents and cash flow from operations we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.
All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2009 were auction-rate securities. The three closed end perpetual preferred auction-rate securities totaling $3,788 have a weighted average interest rate of 1.76% and a weighted average auction reset of 28 days. The municipal security has an interest rate of 1.56%, matures on December 1, 2045 and as of March 31, 2009 the next auction reset date was April 13, 2009. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three month period ended March 31, 2009:

Three Months Ended
March 31, 2009
Auction-Rate Securities:
Balance at beginning of period	$6,456
Unrealized gain included in accumulated other comprehensive loss	15

Balance as of March 31, 2009	$6,471

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills and money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in interest and other income, net for the three months ended March 31, 2009 and 2008 as follows:

	Three Months Ended
	March 31,
	2009	2008
Interest income	$48	$810
Dividend income	—	32
Loss on sale of equity securities	—	(44)
Other-than-temporary impairment on auction-rate securities	—	(260)

Total interest and other income, net	$48	$538

NOTE 6—COMPREHENSIVE LOSS
The following table provides the composition of other comprehensive loss:

	Three Months Ended
	March 31,
	2009	2008
Net loss, as reported	$(1,262)	$(781)
Unrealized gain on available-for-sale securities	15	60

Comprehensive loss	$(1,247)	$(721)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators arise. All of our other intangible assets are considered to have finite lives and are being amortized on a straight-line basis over their estimated useful lives.

Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of March 31, 2009:

	March 31, 2009
		Accumulated
	Gross	Amortization	Net
Advertising customer relationships	$1,972	$1,972	$—
Trademark	219	178	41
Internet domain names	97	12	85
Customer relationships	730	46	684
Patents	90	4	86
Programming library	54	12	42

Total intangible assets	$3,162	$2,224	$938

As of March 31, 2009, the weighted average amortization period for the above intangibles is 3.7 years. Based on our most recent analysis, we believe that no impairment exists at March 31, 2009 with respect to our goodwill and other intangible assets.

Estimated future amortization expense related to intangible assets at March 31, 2009 is as follows:

Years Ending December 31,	Amount
2009 (remaining 9 months)	$258
2010	262
2011	177
2012	122
2013 and thereafter	119

Total	$938

NOTE 8—LINES OF CREDIT
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. The Revolver provides that the interest rate shall be LIBOR plus 1.25% payable monthly. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash share-based employee compensation expense. As of March 31, 2009, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. We were not in compliance with our profitability covenant for the quarter ended March 31, 2009. However, on May 13, 2009 we obtained a waiver from the Bank of this covenant violation.
NOTE 9—INCOME TAX BENEFIT
The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.
NOTE 10—RELATED PARTY TRANSACTIONS
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were $29 with a 3% per year escalation clause. We paid Musk Ox Properties, LP approximately $56 and $54 in the three months ended March 31, 2009 and 2008, respectively. We recognized rent expense related to this lease of $53 and $53 in the three months ended March 31, 2009 and 2008, respectively.
We have engaged Narrowstep, Inc. to assist us in developing our broadband capabilities. Roger L. Werner, Chief Executive Officer, is a shareholder and member of the board of directors of Narrowstep. During the three months ended March 31, 2009, we paid Narrowstep $17. We believe the terms of the contract reflect market rates for similar services.
We lease our Skycam facility from Case and Associates Properties, Inc., which in turn is partially owned by a stockholder of the Company. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $125 in the three months ended March 31, 2009.
NOTE 11—COMMITMENTS AND CONTINGENCIES
From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.
We are aware that on October 3, 2008 a previously terminated employee filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside. This complaint alleges wrongful termination, violation of the

California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10 million plus other indeterminable amounts plus fees and expenses. We intend to vigorously defend this lawsuit if we or our employee receives formal service of such complaint
In February 2008, the Company entered into a Supplemental Compensation Agreement with its Chief Executive Officer, Mr. Roger L. Werner, providing for an increase in Mr. Werner’s base annual salary from $300 to $450, effective February 4, 2008, and an increase from $450, to $500, effective October 16, 2008. The Supplemental Compensation Agreement also provides for target annual incentive bonuses for Mr. Werner of not less than $225 and $250 for 2008 and 2009, respectively. In addition, under the terms of the Supplemental Compensation Agreement, Mr. Werner is eligible to receive up to $950 for the renewal of seven major affiliation agreements on commercially reasonable terms. Mr. Werner is also eligible to receive an incentive bonus for incremental growth of the Company’s subscriber base over the existing base as reported by all companies distributing the Outdoor Channel in their December 2007 reports as follows: $300 for each incremental increase of 1 million paying subscribers, or portion thereof, for up to 5 million incremental subscribers; $400 for each incremental increase of 1 million paying subscribers, or portion thereof, for between 5 million and 10 million incremental subscribers; and $500 for each incremental increase of 1 million paying subscribers, or portion thereof, for incremental subscribers in excess of 10 million, with no maximum amount. Further, Mr. Werner is entitled to receive a cash bonus of 5% of the annual increase in advertising revenue from continuing operations of Outdoor Channel compared to the prior year, for both 2008 and 2009. During the three months ended March 31, 2009, we have recognized $659 of expense related to Mr. Werner’s Supplemental Compensation Agreement. Mr. Werner’s Supplemental Compensation Agreement expires at the end of 2009.
On February 25, 2009, the Company announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced March 3, 2009 and will cease upon the earlier of December 31, 2009 or completion of the program. As of May 8, 2009, 57 shares had been repurchased for $306.
On October 3, 2008 a prior employee, who had been terminated on or about July 17, 2008, filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside, California. Such complaint was served on the Company on or about October 23, 2008 and on the Company’s employee on or about November 2, 2008. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10,000,000 plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration, with the Superior Court of Riverside having the ability to enforce any settlement or judgment.
We are aware that in the first quarter of 2009, a prior employee, who had been terminated in January 2007, presented a demand for binding arbitration, and requested to join the above arbitration proceeding, against the Company and one of its employees. Such demand for arbitration has not yet been formally served on the Company or the Company’s employee. This arbitration demand alleges wrongful termination, unfair business practices, discrimination, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10,000,000 plus other indeterminable amounts plus fees and expenses.
On April 7, 2009, we filed a complaint in the U.S. District Court, Central District of California against Actioncam, LLC and a former employee of Skycam, LLC now working at Actioncam, LLC seeking damages for unfair competition-false designation of origin, copyright infringement, misappropriation of trade secrets, breach of written contract, and unfair competition. This complaint seeks aggregate general damages in excess of $75,000 plus other indeterminable amounts plus fees and expenses.
In addition, from time to time we are involved in other litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results
Operating Leases
We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2012. Generally, the most significant leases are satellite leases.

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rental payments are $19 with a 3% per year escalation clause.
Rent expense, including rent paid to Musk Ox Properties, LP, Case and Associate Properties, Inc., and satellite and transponder expense, aggregated to approximately $625 and $747 for the three months ended March 31, 2009 and 2008, respectively.
NOTE 12—SEGMENT INFORMATION
Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), we report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. We segregate our business activities into TOC and Production Services. TOC is a separate business activity that broadcasts television programming on Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and aerial camera systems. Production Services generates revenue from production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from web page design and marketing. Intersegment revenues and cost of services generated by Production Services of approximately $376 and $306, respectively for the three months ended March 31, 2009 have been eliminated within the Production Services segment.

Information with respect to these reportable segments as of and for the three months ended March 31, 2009 is as follows:

		Income (Loss)		Depreciation
		Before Income	Total	and
	Revenues	Taxes	Assets	Amortization
TOC	$12,457	$3,788	$82,399	$500
Production Services	4,519	(2,349)	11,422	398

Subtotals of Segments	16,976	1,439	93,821	898
Corporate*	—	(3,698)	55,321	—

Totals	$16,976	$(2,259)	$149,142	$898

*	We capture corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of executive, legal and administrative functions not associated directly with either TOC or Production Services. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.
NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, that we consummate on or after January 1, 2009.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for a disclosure of transactions between the company and holders of noncontrolling interest. SFAS 160 is effective for the Company as of January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 5 for the related disclosures regarding fair value measurement of our investments.
In addition, on January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to use the fair value option. Therefore, the adoption of SFAS 159 did not impact our consolidated results of operations, financial position or cash flows.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141R, Business Combinations. The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The adoption of FSP No. 142-3 did not have a material impact on our consolidated results of operations, financial position or cash flows.

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
In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1”). FAS 107-1 requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. FAS 107-1 is effective for our second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.
NOTE 14—SUBSEQUENT EVENT
The Company entered into an Amended and Restated Employment Agreement with its Chief Executive Officer Roger L. Werner, Jr., and Employment Agreements with each of Thomas E. Hornish, Chief Operating Officer and General Counsel and Shad L. Burke, Chief Financial Officer on April 14, 2009, and an Employment Agreement with James E. Wilburn on May 6, 2009 (each an “Agreement,” and collectively, the “Agreements”). Each individual who has entered into an Agreement with the Company is referred to herein as an “Executive.” The Agreements supersede in their entirety all prior employment or severance agreements between the Company and each of the Executives (with the exception of the Company’s standard form of confidential information and intellectual property agreement, the Executives’ standard forms of equity award agreements and Mr. Werner’s Supplemental Compensation Agreement, dated February 1, 2008).
The Agreements with Messrs. Werner, Hornish and Burke expire on December 31, 2012, and the Agreement with Mr. Wilburn expires on December 31, 2011. Thereafter, the Agreements will automatically renew for additional one (1) year terms, unless either party provides 60-day prior written notice.
Mr. Werner’s annual salary was continued at $500,000 for 2009 and will increase a maximum of 5% each year thereafter, and he will be eligible for an annual targeted cash bonus of 50% of his annual salary in 2009 (in addition to any bonuses paid under his Special Compensation Arrangement, dated February 1, 2008, which expires after 2009) and 80% of his annual salary in the remaining years of his Agreement.
Mr. Hornish’s annual salary was increased to $350,000 for the remainder of 2009 and will increase a maximum of 5% each year thereafter, and he will be eligible for an annual targeted cash bonus of 60% of his annual salary during the term of his Agreement.
Mr. Burke’s annual salary was increased to $300,000 for the remainder of 2009 and will increase a maximum of 5% each year thereafter, and he will be eligible for an annual targeted cash bonus of 45% of his annual salary during the term of his Agreement.
Mr. Wilburn’s annual salary was continued at $300,000 for 2009 and will increase a maximum of 5% each year thereafter, and he will be eligible for an annual targeted cash bonus of 50% of his annual salary during the term of his Agreement.
In addition, under the Agreements (subject to certain conditions such as executing a release and agreeing to not compete against the Company during the period in which payments are made) each of the Executives may receive the following severance payments:

•	If the Company terminates Mr. Werner’s employment without cause, or Mr. Werner resigns for good reason, Mr. Werner will receive (i) severance payments (less taxes) which shall result in an aggregate severance payment of $1,250,000 (payable over a period of twelve (12) months if such event occurs prior to October 17, 2009, or eighteen (18) months if such event occurs after October 16, 2009), and (ii) accelerated vesting with respect to 50% of the then unvested portion of his outstanding equity awards, except for the performance units awards previously issued to Mr. Werner;

•	If the Company terminates Mr. Hornish’s employment without cause, or Mr. Hornish resigns for good reason, Mr. Hornish will receive (i) monthly severance payments of $31,250 for 12 months (resulting in an aggregate severance payment of $375,000) if such termination or resignation is not in connection with a change in control of the Company; and (ii) monthly severance payments of $41,667 for 18 months (resulting in an aggregate severance payment of $750,000) if such termination or resignation is in connection with a change in control of the Company;

•	If the Company terminates Mr. Burke’s employment without cause, or Mr. Burke resigns for good reason, Mr. Burke will receive (i) monthly severance payments of $20,833 for 12 months (resulting in an aggregate severance payment of $250,000) if such termination or resignation is not in connection with a change in control of the Company; and (ii) monthly severance payments of $27,778 for 18 months (resulting in an aggregate severance payment of $500,000) if such termination or resignation is in connection with a change in control of the Company; and

•	If the Company terminates Mr. Wilburn’s employment without cause, or Mr. Wilburn resigns for good reason, Mr. Wilburn will receive monthly severance payments of $25,000 for 16 months (resulting in an aggregate severance payment of $400,000).
In addition, on April 15, 2009, Messrs. Werner, Hornish, Burke and Wilburn each received a restricted stock grant of 195,000 shares, 80,000 shares, 70,000 shares, and 150,000 shares respectively. The vesting of all restricted shares held by the Executives accelerates 100% upon a change in control of the Company.
* * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement
The information contained in this report may include forward-looking statements. Our actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel, integration costs and others; (3) Nielsen Media Research, which we refer to as Nielsen, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of Outdoor Channel; and (4) other matters. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
General
We are organized into two operating segments, Outdoor Channel or TOC and Production Services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our two operating segments follows.
The Outdoor Channel or TOC is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. TOC revenues include advertising fees from advertisements aired on Outdoor Channel and fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable and satellite service providers that air Outdoor Channel.
Production Services is comprised of our wholly owned subsidiary, Winnercomm, Inc. which in turn wholly owns CableCam, Inc. and Skycam, Inc. These businesses are involved in the production, development and marketing of sports programming and aerial camera systems. Production Services revenues include revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from web page design and marketing.
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
Production revenue includes revenue from production services for customer-owned telecasts, revenue from aerial camera services for customer-owned telecasts and revenue from web page design and marketing. Revenue from production services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Costs incurred prior to completion and delivery are reflected as prepaid production costs in the accompanying condensed consolidated balance sheets. Advances of contract fees prior to completion and delivery are shown as deferred revenue in the accompanying condensed consolidated balance sheets.
Revenue from aerial camera services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Revenue from each event is based on an agreed upon contracted amount plus allowed expenses.
Revenue from web page design and marketing is recognized upon the completion of services.
Commission revenue from the marketing of program advertising, and commercial air time is recognized when the advertising or commercial air time occurs. In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Pursuant to Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, such transactions are recorded on a gross or net basis depending on whether we are acting as the principal in a transaction or acting as an agent in the transaction. We serve as the principal in transactions in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis. For those transactions in which we do not have substantial risks and rewards of ownership, we are considered an agent in the transaction and, accordingly, record revenue on a net basis. To the extent that revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in the consolidated statements of operations. Accordingly, the impact on the consolidated statements of operations is the same whether we record revenue on a gross or net basis.
The terms of certain contracts permit us to invoice customers prior to delivery of the product or service. Advanced billings are reflected as deferred revenue on the consolidated balance sheets.
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
Valuation of Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our only reporting unit to its carrying value. We determine the fair value of our reporting unit using the income approach. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. Based on our most recent analysis, we believe that no impairment exists at March 31, 2009.
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
Stock Incentive Plans
We record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant in accordance with SFAS 123R which revised SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”.
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

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2009	2008	$	%	2009	2008
Revenues:
Advertising	$7,794	$7,631	$163	2.1%	45.9%	65.3%
Subscriber fees	4,663	4,049	614	15.2	27.5	34.7
Production services	4,519	—	4,519	100.0	26.6	—

Total revenues	16,976	11,680	5,296	45.3	100.0	100.0

Cost of services:
Programming	1,748	1,923	(175)	(9.1)	10.3	16.5
Satellite transmission fees	395	626	(231)	(36.9)	2.3	5.4
Production and operations	6,472	1,861	4,611	247.8	38.1	15.9
Other direct costs	97	97	—	—	0.6	0.8

Total cost of services	8,712	4,507	4,205	93.3	51.3	38.6

Other expenses:
Advertising	459	538	(79)	(14.7)	2.7	4.6
Selling, general and administrative	9,214	7,617	1,597	21.0	54.3	65.2
Depreciation and amortization	898	615	283	46.0	5.3	5.3

Total other expenses	10,571	8,770	1,801	20.5	62.3	75.1

Loss from operations	(2,307)	(1,597)	(710)	44.5	(13.6)	(13.7)

Interest and other income, net	48	538	(490)	(91.1)	0.3	4.6

Loss from operations before income taxes	(2,259)	(1,059)	(1,200)	113.3	(13.3)	(9.1)

Income tax benefit	(997)	(278)	(719)	(258.6)	(5.9)	(2.4)

Net loss	$(1,262)	$(781)	$(481)	61.6%	(7.4)%	(6.7)%

(percentages may not add due to rounding)
Overview — On January 12, 2009 we acquired Winnercomm (see Note 2) and began operating in two segments, Production Services and TOC. The unaudited condensed consolidated statements of operations include the financial results of the Production Services segment from the date of acquisition. For additional information regarding business segments, refer to Note 12 — Segment Information.
Our Production Services segment revenue is primarily project based with the majority of these projects generally being scheduled during the second half of the year which are expected to account for approximately 70% of Production Services total annual revenues. Consequently, the results from operations for this segment during the first half of the year are not expected to be profitable.
The Company’s total revenue increased 45.3% for the three months ended March 31, 2009 as compared to the same period in 2008. This increase was primarily due to the inclusion of approximately $4.5 million in production services revenue from our Production Services segment. The advertising revenue increase from our TOC segment of 2.1% was due primarily to an increase in the rates charged for advertising and time buy rates charged to producers. The increase in subscriber fees from our TOC segment of 15.2% was primarily due to rate increases and an increase in subscribers from new subscription agreements.
Our total cost of services increased 93.3% for the three months ended March 31, 2009 as compared to the same period in 2008. This increase was primarily due to the inclusion of approximately $4.8 million in production and operations costs from our Production Services segment. Cost of services from our TOC segment to provide our broadcast signal, programming and production services decreased 13.9% for the three months ended March 31, 2009 as compared to the same period in 2008 due primarily to decreases in programming expense, satellite transmission fees and production and operation services.

Other expenses increased 20.5% for the three months ended March 31, 2009 as compared to the same period in 2008. This increase was primarily due to the inclusion of approximately $2.3 million in selling, general and administrative expenses and depreciation and amortization related to our Production Services segment. Other expenses from our TOC segment decreased 5.6% for the three months ended March 31, 2009 as compared to the same period in 2008 due primarily to reduced legal and accounting fees, reduced marketing expenditures and a reduction in our provision for doubtful accounts, partially offset by revised compensation plans for our senior executives.
Revenues
Our revenues include revenues from advertising fees, subscriber fees and production services. Advertising revenue is generated from the sale of advertising time on Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on Outdoor Channel. Subscriber fees are generated from cable and satellite service providers who pay monthly subscriber fees to us for the right to broadcast our channel. Production Services revenue is generated from production services for customer-owned telecasts, aerial camera services for customer-owned telecasts and revenue from web page design and marketing.
Total revenues for the three months ended March 31, 2009 were $16,976,000, an increase of $5,296,000, or 45.3%, compared to revenues of $11,680,000 for the three months ended March 31, 2008. The net increases were the result of changes in several items comprising revenue as discussed below.
Advertising revenue for the three months ended March 31, 2009 was $7,794,000, an increase of $163,000 or 2.1% compared to $7,631,000 for the three months ended March 31, 2008. For May 2009, Nielsen estimated that Outdoor Channel had 30.0 million viewers compared to 31.4 million for the same period a year ago. The increase in advertising revenue for the three months ended March 31, 2009 principally reflects an increase in the rates charged for short-form advertising as well as an increase in the time buy rates charged to producers. These increases were partially offset by lower infomercial revenues. We expect demand for our advertising inventory will continue to be strong reflecting our position within our programming genre and niche, however, current economic conditions make it harder to estimate future revenues because the advertisers are generally buying such inventory much closer to the actual time of airing instead of contracting for the advertising inventory in advance.
Nielsen revises its estimate of the number of subscribers to our channel each month, and for May 2009 Nielsen’s estimate remained at 30.0 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base, and we have seen it decrease over the past year. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.
Subscriber fees for the three months ended March 31, 2009 were $4,663,000, an increase of $614,000 or 15.2% compared to $4,049,000 for the three months ended March 31, 2008. The increase in subscriber fees was primarily due to rate increases and an increase in subscribers from new subscriber agreements.
We plan to accelerate our subscriber growth utilizing various means including deployment of rate relief for new and existing subscribers and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry Outdoor Channel to the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense. As a result of a combination of these tactics, our net subscriber fee revenue may decrease over the short-term future as we deploy this strategy.
Production services revenue for the three months ended March 31, 2009 was $4,519,000 and was comprised primarily of production services for customer-owned telecasts and marketing.

Cost of Services
Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. In addition, cost of services includes production related labor and other costs related to our Production Services segment. Total cost of services for the three months ended March 31, 2009 was $8,712,000, an increase of $4,205,000 or 93.3%, compared to $4,507,000 for the three months ended March 31, 2008. As a percentage of revenues, total cost of services was 51.3% and 38.6% in the three months ended March 31, 2009 and 2008, respectively.
Programming expenses for the three months ended March 31, 2009 were $1,748,000, a decrease of $175,000 or 9.1% compared to $1,923,000 for the three months ended March 31, 2008. The decrease was principally a result of a higher proportion of shows being aired over 4 quarters for the three months ended March 31,2009 as compared to the three months ended March 31, 2008.
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
Satellite transmission fees for the three months ended March 31, 2009 were $395,000, a decrease of $231,000, or 36.9%, compared to $626,000 for the three months ended March 31, 2008. The decrease was primarily due to lower monthly fees associated with our new satellite agreement which became effective during the three months ended June 2008.
Production and operations costs for the three months ended March 31, 2009 were $6,472,000, an increase of $4,611,000, or 247.8%, compared to $1,861,000 for the three months ended March 31, 2008. The increase in costs relates primarily to the inclusion of costs associated with our Production Services segment. Production and operations costs for the three months ended March 31, 2009 from our TOC segment were $1,641,000, a decrease of $221,000, or 11.9%, compared to $1,861,000 for the three months ended March 31, 2008. The decrease in costs relates primarily to reduced production costs associated with an annual marketing event of approximately $94,000, lower personnel and related compensation costs of approximately $68,000, partially offset by an increase of approximately $71,000 in broadband services. Production and operations costs for the three months ended March 31, 2009 from our Production Services segment were $4,831,000.
Other direct costs for the three months ended March 31, 2009 and 2008 were $97,000 and $97,000, respectively, reflecting the amortization of subscriber acquisition fees. We anticipate other direct costs will increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.
Other Expenses
Other expenses consist of the cost of advertising, selling, general and administrative expenses and depreciation and amortization.
Total other expenses for the three months ended March 31, 2009 were $10,571,000, an increase of $1,801,000 or 20.5%, compared to $8,770,000 for the three months ended March 31, 2008. As a percentage of revenues, total other expenses were 62.3% and 75.1% in the three months ended March 31, 2009 and 2008, respectively.
Advertising expenses for the three months ended March 31, 2009 were $459,000, a decrease of $79,000 or 14.7% compared to $538,000 for the three months ended March 31, 2008. The decrease was primarily due to an overall decrease in spending on advertising materials, programs and campaigns.
Selling, general and administrative expenses for the three months ended March 31, 2009 were $9,214,000, an increase of $1,597,000 or 21.0% compared to $7,617,000 for the three months ended March 31, 2008. As a percentage of revenues, selling, general and administrative expenses were 54.3% and 65.2% for the three months ended March 31, 2009 and 2008, respectively. The increase in selling, general and administrative expenses relates primarily to the inclusion of expenses of our Production Services segment. Selling, general and administrative expenses for the three months ended March 31, 2009 from our TOC segment were $7,343,000, a decrease of $274,000, or 3.6%, compared to $7,617,000 for the three months ended March 31, 2008. The decrease was primarily due to reduced legal and accounting fees during the three months ended March 31, 2009 of approximately $611,000 associated with the elimination of duplicate audit and tax service providers incurred in connection with the transition of audit and tax service providers and reduced use of outside legal services compared to the corresponding period in 2008. In addition, expenses related to annual marketing events held during the first quarter decreased approximately $271,000, our provision for doubtful accounts decreased approximately $201,000, and expenses related to hiring new personnel decreased approximately $102,000 as compared to the corresponding period of the prior year. These decreases were partially offset by revised compensation plans for our senior executives which increased approximately $746,000 during the three months ended March 31, 2009 as compared to the same period in 2008.
Selling, general and administrative expenses related to our Production Services segment for the three months ended March 31, 2009 were $1,871,000.
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
Depreciation and amortization for the three months ended March 31, 2009 were $898,000, an increase of $283,000 or 46.0% compared to $615,000 for the three months ended March 31, 2008. The increase in depreciation and amortization primarily relates to increases in fixed and intangible assets from the acquisition of our Production Services segment.
Loss from Operations
Loss from operations for the three months ended March 31, 2009 was $2,307,000, an increase of $710,000 compared to $1,597,000 for the three months ended March 31, 2008. As discussed above, the increase in our loss from operations was driven by losses in our Production Services segment. This loss is partially offset by increased prices we are realizing for our advertising inventory, growth in our subscriber base and reduced programming, satellite, production, advertising and selling, general and administrative expenses in our TOC segment. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.
Interest and Other Income, Net
Interest and other income, net for the three months ended March 31, 2009 was $48,000, a decrease of $490,000 compared to $538,000 for the three months ended March 31, 2008. This decrease was primarily due to lower interest rates and lower average balances of cash and cash equivalents and investments in available-for-sale securities. We anticipate these trends to continue in the near-term, and therefore we expect a decline in interest earned in future periods.
Loss from Operations Before Income Taxes
Loss from operations before income taxes as a percentage of revenues was (13.3)% for the three months ended March 31, 2009 compared to (9.1)% for the three months ended March 31, 2008. We incurred a loss before income taxes for the three months ended March 31, 2009 amounting to $2,259,000, a change of $1,200,000 compared to $1,059,000 for the three months ended March 31, 2008. The loss from operations from our Production Services segment was $2,349,000.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2009 was $997,000, a change of $719,000 as compared to a benefit of $278,000 for the three months ended March 31, 2008. The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2009 included a discrete tax expense of $35,000 related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded under FAS 123R. In addition, a discrete tax expense of $74,000 related to a change in the future statutory tax rate for the state of California was reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2009.
Net Loss
Net loss for the three months ended March 31, 2009 was $1,262,000, a change of $481,000 compared to $781,000 for the three months ended March 31, 2008. The larger loss was due to the reasons stated above.
Liquidity and Capital Resources
We used $1,815,000 of cash in our operating activities in the three months ended March 31, 2009, compared to generating cash of $1,147,000 in the three months ended March 31, 2008 and had a cash and cash equivalent balance of $41,614,000 at March 31, 2009, a decrease of $19,372,000 from the balance of $60,257,000 at December 31, 2008. The decrease in cash flows from operating activities in the three months ended March 31, 2009 compared to the same period in 2008 was due primarily to increases in operating expenses associated with our Production Services segment. At date of acquisition our Production Services segment had approximately $6.1 million of past due accounts payable. During the three months ended March 31, 2009 we paid this amount which resulted in a net cash usage of approximately $1.9 million, after considering cash provided by the collection of Production Services accounts receivable. Net working capital decreased to $61,557,000 at March 31, 2009, compared to $70,250,000 at December 31, 2008, primarily due to the inclusion of assets and liabilities associated with the acquisition of Winnercomm.
As of March 31, 2009, we held $6,471,000 of auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at March 31, 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.
We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Net cash used by investing activities was $16,343,000 in the three months ended March 31, 2009 compared to cash provided of $13,054,000 for the three months ended March 31, 2008. The increase in cash used by investing activities related principally to the purchases of short-term available-for-sale securities, our acquisition of Winnercomm and an increase in capital expenditures for fixed asset replacements.
Cash used by financing activities was $485,000 in the three months ended March 31, 2009 compared to cash used of $64,000 in the three months ended March 31, 2008. The cash used by financing activities in the three months ended March 31, 2009 was principally the cash used for the purchase and retirement of our common stock in connection with the stock repurchase plan and the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. For the three months ended March 31, 2008, cash used by financing activities was principally the purchase of stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares.
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. Interest is payable beginning November 5, 2007, and on the same date of each consecutive month thereafter. The Revolver provides that the interest rate shall be LIBOR plus 1.25%. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash stock based employee compensation expense. As of March 31, 2009 and as of the date of this report, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. We were not in compliance with our profitability covenant for the quarter ended March 31, 2009. However, on May 13, 2009 we obtained a waiver from the Bank of this covenant violation.
As of March 31, 2009, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At March 31, 2009, our investment portfolio included available-for-sale securities of $9,994,000 and auction-rate securities with long-term maturities of $6,471,000. At December 31, 2008, our investment portfolio included auction-rate securities of $6,456,000. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the interest yield of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.
We intend and have the ability to hold our auction-rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
We have very few transactions denominated in currencies other than U.S. dollars and as a result we have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.
As of March 31, 2009 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
On October 3, 2008 a prior employee, who had been terminated on or about July 17, 2008, filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside, California. Such complaint was served on the Company on or about October 23, 2008 and on the Company’s employee on or about November 2, 2008. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10,000,000 plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration, with the Superior Court of Riverside having the ability to enforce any settlement or judgment.
We are aware that in the first quarter of 2009, a prior employee, who had been terminated in January 2007, presented a demand for binding arbitration, and requested to join the above arbitration proceeding, against the Company and one of its employees. Such demand for arbitration has not yet been formally served on the Company or the Company’s employee. This arbitration demand alleges wrongful termination, unfair business practices, discrimination, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10,000,000 plus other indeterminable amounts plus fees and expenses.
On April 7, 2009, we filed a complaint in the U.S. District Court, Central District of California against Actioncam, LLC and a former employee of Skycam, LLC now working at Actioncam, LLC seeking damages for unfair competition-false designation of origin, copyright infringement, misappropriation of trade secrets, breach of written contract, and unfair competition. This complaint seeks aggregate general damages in excess of $75,000 plus other indeterminable amounts plus fees and expenses.
In addition, from time to time we are involved in other litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results
ITEM 1A. Risk Factors.
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
The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems, telephone companies, which we refer to as telcos, and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs, satellite and telco service providers, having such relationship or agreement with an MSO does not always ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite or telco service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers the service providers the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular service provider. In addition, under the terms of some of our agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with one of the major service providers as of March 31, 2009, although we continue to distribute our channel via such service provider on a month-to-month basis. If we are unable to renew this distribution agreement for a committed number of subscribers or for a multi-year term, we could lose, or be subject to a loss of, a substantial number of subscribers. If a service provider discontinues or refrains from carrying Outdoor Channel, or decides to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.
If our channel is placed in unpopular program packages by our service providers, or if service fees are increased for our subscribers, the number of viewers of our channel may decline which could harm our business and operating results.
We do not control the channels with which our channel is packaged by providers. The placement by a service provider of our channel in unpopular program packages could reduce or impair the growth of the number of our viewers and subscriber fees paid by service providers to us. In addition, we do not set the prices charged by the service providers to their subscribers when our channel is packaged with other television channels or offered by itself. The prices for the channel packages in which our channel is bundled, or the price for our channel by itself, may be set too high to appeal to individuals who might otherwise be interested in our network. Further, if our channel is bundled by service providers with networks that do not appeal to our viewers or is moved to packages with fewer subscribers, we may lose viewers. These factors may reduce the number of subscribers and/or viewers of our channel, which in turn would reduce our subscriber fees and advertising revenue.
We could have an aerial camera fall, harming our reputation and possibly causing damage exceeding our liability insurance limits.
The cables or rigging supporting our aerial cameras could fail for a variety of reasons, causing an aerial camera to drop onto the venue in which it is suspended. If such an event were to happen, damages could be significant which may have an adverse effect on our ability to continue our aerial camera business. In addition, if the damages caused by such event exceed our liability and property damage insurance, such an event could have a detrimental effect on our financial resources.
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
We have undergone rapid and significant growth in revenue and subscribers over the last several years, including our very recent expansion of our operations to include the production of various television programs and live events. There are risks inherent in rapid growth and the pursuit of new strategic objectives, including among others: investment and development of appropriate infrastructure, such as facilities, information technology systems and other equipment to support a growing organization; hiring and training new management, sales and marketing, production, and other personnel and the diversion of management’s attention and resources from critical areas and existing projects; and implementing systems and procedures to successfully manage growth, such as monitoring operations, controlling costs, maintaining effective quality and service, and implementing and maintaining adequate internal controls. We expect that additional expenditures, which could be substantial, will be required as we continue to upgrade our facilities or to significantly accelerate the growth of any of our lines of business, such as the aerial camera service, if we decide to pursue such a strategy. In addition, we may acquire other companies to supplement our business and the integration of such other operations may take some time in order to fully realize the synergies of such acquisitions or for us to implement cost savings such as reduced real estate lease rates. We cannot assure you that we will be able to successfully manage our growth, that future growth will occur or that we will be successful in managing our business objectives. We can provide no assurance that our profitability or revenues will not be harmed by future changes in our business or that capital investments for future growth will have an immediate return, if ever. Our operating results could be harmed if such growth does not occur, or is slower or less profitable than projected.
We may not be able to maintain sufficient revenue relating to our production business to offset its fixed costs, and as a result our profitability may decrease.
Some of the costs relating to our recently acquired production operations cannot be immediately reduced for various reasons, particularly because some of such costs relate to long-term contracts that we have assumed. As a result, if the projected revenue from such operations is not generated, we may not be able to react quickly enough to decrease our expenses to sufficiently offset the decreased revenue, and as a result we may not be as profitable as we currently project, if at all.

We may not be able to grow our subscriber base of Outdoor Channel at a sufficient rate to offset planned increased costs, decreased revenue or at all, and as a result our revenues and profitability may not increase and could decrease.
A major component of our financial growth strategy is based on increasing the number of subscribers to our channel. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for our channels; overall growth in cable, satellite and telco subscribers; the popularity of our programming; our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, and maintain existing distribution; plus other factors that are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of our channel on cable, satellite and telco systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain our current subscriber fee rates. In particular, negotiations for new carriage agreements, or amendments to, or renewals of, current carriage agreements, are lengthy and complex, and we are not able to predict with any accuracy when such increases in our subscriber base may occur, if at all, or if we can maintain our current subscriber fee rates. If we are unable to grow our subscriber base or we reduce our subscriber fee rates, our subscriber and advertising revenues may not increase and could decrease. In addition, as we plan and prepare for such projected growth in our subscriber base, we plan to increase our expenses accordingly. If we are not able to increase our revenue to offset these increased expenses, and if our subscriber fee revenue decreases, our profitability could decrease.
We do not control the methodology used by Nielsen to estimate our subscriber base or television ratings, and changes, or inaccuracies, in such estimates could cause our advertising revenue to decrease.
Our ability to sell advertising is largely dependent on the size of our subscriber base and television ratings estimated by Nielsen. We do not control the methodology used by Nielsen for these estimates, and estimates regarding Outdoor Channel’s subscriber base made by Nielsen is theirs alone and does not represent opinions, forecasts or predictions of Outdoor Channel Holdings, Inc. or its management. Outdoor Channel Holdings, Inc. does not by its reference to Nielsen or distribution of the Nielsen Universe Estimate imply its endorsement of or concurrence with such information. In particular, we believe that we may be subject to a wider difference between the number of subscribers as estimated by Nielsen and the number of subscribers reported by our service providers than is typically expected because we are not fully distributed and are sometimes carried on poorly penetrated tiers. In addition, if Nielsen modifies its methodology or changes the statistical sample it uses for these estimates, such as the demographic characteristics of the households, the size of our subscriber base and our ratings could be negatively affected resulting in a decrease in our advertising revenue.
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
Many of our existing agreements with service providers contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another service provider on more favorable terms, these terms must be offered to the existing service provider, subject to some exceptions and conditions. Future agreements with service providers may also contain similar “most favored nation” clauses. If, in our attempt to increase our number of subscribers, we reduce our subscriber fees or structure launch support fees or other incentives to effectively offer more favorable terms to any service provider, these clauses may require us to offer similar incentives to other service providers or reduce the effective subscriber fee rates that we receive from other service providers, and this could negatively affect our operating results.
Consolidation among service providers may harm our business.
Service providers continue to consolidate, making us increasingly dependent on fewer operators. If these operators fail to carry Outdoor Channel, use their increased distribution and bargaining power to negotiate less favorable terms of carriage or to obtain additional volume discounts, our business and operating results would suffer.
The cable, satellite and telco television industry is subject to substantial governmental regulation for which compliance may increase our costs, hinder our growth and possibly expose us to penalties for failure to comply.
The pay television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Similarly, the satellite television industry is subject to federal regulation. Operating in a regulated industry increases our cost of doing business as a video programmer, and such regulation may in some cases also hinder our ability to increase our distribution. The regulation of programming services is subject to the political process and has been in constant flux over the past decade. Further, material changes in the law and regulatory requirements are difficult to anticipate and our business may be harmed by future legislation, new regulation, deregulation or court decisions interpreting laws and regulations.
The FCC has adopted rules to ensure that pay television subscribers continue to be able to view local broadcast television stations during and after the transition to digital television. Federal law initially required that analog television broadcasting end on February 17, 2009, but such deadline has recently been extended to June 12, 2009. In September 2007, the FCC established rules which will require operators make local television broadcast programming available to all subscribers. They may do so either by carrying each local station’s digital signal in analog format or in digital format, provided that all subscribers are provided with the necessary equipment to view the station signals. This requirement will remain in effect until February 2012, and possibly longer, depending on a FCC review of the state of technology and the marketplace in the year prior to that date. These broadcast signal carriage requirements could reduce the available capacity on systems to carry channels like Outdoor Channel. We cannot predict how these requirements will affect the Company.
The FCC may adopt rules which would require service providers to make available programming channels on an a la carte basis or as part of packages of “family friendly” programming channels. We cannot predict whether such rules will be adopted or how their adoption would impact our ability to have the Outdoor Channel carried on multichannel programming distribution systems.
Our investments in option rate securities are subject to risks which may affect the liquidity of these investments and could cause additional impairment charges.
As of March 31, 2009, our investments in available-for-sale securities included $6.5 million of high-grade (at least A3 rated) auction-rate securities issued primarily by closed end preferred and municipalities. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of May 8, 2009, we had investments in four auction-rate securities which totaled $6.5 million, net.
We may not be able to secure sufficient or additional advertising revenue, and as a result, our profitability may be negatively impacted.
Our ability to secure additional advertising accounts relating to our Outdoor Channel operations depends upon the size of our audience, the popularity of our programming and the demographics of our viewers, as well as strategies taken by our competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for advertising accounts and related advertising expenditures is intense. We face competition for such advertising expenditures from a variety of sources, including other networks and other media. We cannot assure you that our sponsors will pay advertising rates for commercial air time at levels sufficient for us to make a profit or that we will be able to attract new advertising sponsors or increase advertising revenues. If we are unable to attract advertising accounts in sufficient quantities, our revenues and profitability may be harmed.

In addition, in some projects relating to our recently acquired production capabilities and relationships with television channels other than Outdoor Channel, we may agree to absorb the production costs of a program and retain the rights to sell the advertising in, or sponsorships relating to, such programming. If we are not able to sell sufficient advertising or sponsorships relating to such programs, we may lose money in such project, and our operating results may be significantly harmed.
We cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-Q a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of March 31, 2009, based on management’s evaluation, our internal control over financial reporting was effective. However, if we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
Expenses relating to programming and production costs are generally increasing and a number of factors can cause cost overruns and delays, and our operating results may be adversely impacted if we are not able to successfully recover the costs of developing, acquiring and producing new programming.
The average cost of programming has increased for the pay TV industry and production companies, and such increases are likely to continue. We plan to build our programming library through the acquisition of long-term broadcasting rights from third party producers, in-house production and outright acquisition of programming, and this may lead to increases in our programming costs. The development, production and editing of television programming requires a significant amount of capital and there are substantial financial risks inherent in developing and producing television programs. Actual programming and production costs may exceed their budgets. Factors such as labor disputes, death or disability of key spokespersons or program hosts, damage to master tapes and recordings or adverse weather conditions may cause cost overruns and delay or prevent completion of a project. If we are not able to successfully recover the costs of developing or acquiring programming through increased revenues, whether the programming is produced by us or acquired from third-party producers, our business and operating results will be harmed.
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
Our operations are influenced by many factors. These factors may cause our financial results to vary significantly in the future and our operating results may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock may decline. Factors that can cause our results to fluctuate include, but are not limited to:
•	carriage decisions of service providers;

•	demand for advertising, advertising rates and offerings of competing media;

•	changes in the growth rate of cable, satellite and telco subscribers;

•	service providers’ capital and marketing expenditures and their impact on programming offerings and penetration;

•	seasonal trends in viewer interests and activities;

•	our advertising sales, for both Outdoor Channel and our Production Services, tend to be more robust during the second half of each year, while expenses remain relatively constant throughout the year;

•	pricing, service, marketing and acquisition decisions that could reduce revenues and impair quarterly financial results;

•	the mix of cable television, satellite-delivered and telco programming products and services sold and the distribution channels for those products and services;

•	our ability to react quickly to changing consumer trends;

•	increased compensation expenses resulting from the hiring or promotion of highly qualified employees;

•	our need to retain some employees on a full-time basis throughout the year so that we have the minimally necessary personnel available during the busiest seasons;

•	the necessity to do some projects that may be minimally profitable, if at all, in order to establish a business relationship with a strategic customer;

•	specific economic conditions in the pay television and related industries; and

•	changing regulatory requirements.
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
Our expansion into international operations has inherent risks, including currency exchange rate fluctuations, possible governmental seizure of property, and our inability or increased costs associated with enforcing our rights, including intellectual property rights.
We have international operations relating to our aerial camera services, and are exploring the distribution of our outdoor programming internationally. In some countries, we may be able to do business only in that country’s currency which may cause us to accept the risk relating to that country’s currency exchange rate. In addition, we may not be able to legally enforce our contractual and property rights in such countries, and even if a country is party to an international treaty relating to such legal procedures, the cost of doing so may be prohibitive.
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
We compete for viewers with other established pay television and broadcast networks, including Versus (formerly OLN), Spike TV, ESPN2 and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the deployment of fiber optic cable, which are already substantially underway, are expected to allow systems to greatly expand their current channel capacity, which could dilute our market share and lead to increased competition for viewers from existing or new programming services. In addition, the satellite and telco service providers generally have more bandwidth capacity than cable service providers allowing them to possibly provide more channels offering the type of programming we offer.
We also compete with television network companies that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In some cases, we compete with service providers that have the financial and technological resources to create and distribute their own television networks, such as Versus, which is owned and operated by Comcast. In order to compete for subscribers, we may be required to reduce our subscriber fee rates or pay either launch fees or marketing support or both for carriage in certain circumstances in the future which may harm our operating results and margins. We may also issue our securities from time to time in connection with our attempts for broader distribution of Outdoor Channel and the number of such securities could be significant. We compete for advertising sales with other pay television networks, broadcast networks, and local over-the-air television stations. We also compete for advertising sales with satellite and broadcast radio and the print media. We compete with other networks for subscriber fees from, and affiliation agreements with, cable, satellite and telco service providers. Actions by the Federal Communications Commission, which we refer to as the FCC, and the courts have removed certain of the impediments to entry by local telephone companies into the video programming distribution business, and other impediments could be eliminated or modified in the future. These local telephone companies may distribute programming that is competitive with the programming provided by us to cable and satellite service providers.
In addition, we face competition in our television production operations. In particular, there are a few other domestic and international aerial camera services with which we compete. If any of these competitors were able to invent improved technology, or we are not able to prevent them from obtaining and using our proprietary technology and trade secrets, our business and operating results, as well as our future growth prospects, could be negatively affected.
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
The satellite infrastructure that we use may fail or be preempted by another signal, which could impair our ability to deliver programming to our service providers.
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
Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Generally, all of our employees are “at-will”, however, we have entered into employment agreements with employees in key positions, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer of our wholly owned subsidiary, Winnercomm, Inc. Any of our officers or key employees could leave at any time, and we do not have “key person” life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our Chairman of the Board, Roger L. Werner, Jr., our CEO and President, Thomas E. Hornish, our COO and General Counsel, Shad L. Burke, our Chief Financial Officer or James E. Wilburn, CEO of our wholly owned subsidiary Winnercomm, Inc., could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other share-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.
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
Cable, satellite and telco television programming signals have been stolen or could be stolen in the future, which reduces our potential revenue from subscriber fees and advertising.
The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe to programming and are authorized to view it. Conditional access systems use, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent conditional access technologies. However, theft of programming has been widely reported, and the access or “smart” cards used in service providers’ conditional access systems have been compromised and could be further compromised in the future. When conditional access systems are compromised, we do not receive the potential subscriber fee revenues from the service providers. Further, measures that could be taken by service providers to limit such theft are not under our control. Piracy of our copyrighted materials could reduce our revenue from subscriber fees and advertising and negatively affect our business and operating results.

Because we expect to become increasingly dependent upon our intellectual property rights, our inability to protect those rights could negatively impact our ability to compete.
We currently produce and own approximately 20% of the programs we air on Outdoor Channel (exclusive of infomercials). In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all or properly maintain and document such rights. We also possess significant proprietary information relating to our aerial camera services. Protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of patents, trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.
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
Technologies in the pay television industry are constantly changing, and our failure to acquire or maintain state-of-the-art technology may harm our business and competitive advantage.
The technologies used in the pay television industry are rapidly evolving. Many technologies and technological standards are in development and have the potential to significantly transform the ways in which programming is created and transmitted. We cannot accurately predict the effects that implementing new technologies will have on our programming and broadcasting operations. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in harming our business and operating results.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 25, 2009, the Company announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.
A summary of the Company’s share repurchase activity is as follows:

			Total Number	Maximum
			of Shares	Approximate Dollar
			Purchased as	Value that May Yet
	Total Number		Part of Publicly	Be Used to Purchase
	of Shares	Average Price	Announced	Shares Under the
Period	Purchased	Paid per Share	Program	Program
March 3, 2009 through March 31, 2009	57,000	$5.33	57,000	$9,694,412

Total	57,000	$5.33	57,000

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

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Shad L. Burke
Shad L. Burke
Authorized Officer, Chief Financial Officer and Principal Accounting Officer Date: May 15, 2009