Form 10-Q
period 2009-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2009-08-05
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 3, 2009

Common Stock, $0.001 par value	25,673,760

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2009
* * *

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,526	$60,257
Investments in available-for-sale securities	27,492	—
Accounts receivable, net of allowance for doubtful accounts of $619 and $891	15,500	9,448
Income tax refund receivable	251	—
Deferred tax assets, net	1,524	1,524
Prepaid programming and production costs	6,622	3,997
Other current assets	1,429	1,333

Total current assets	76,344	76,559

Property, plant and equipment, net	16,092	10,042
Amortizable intangible assets, net	853	142
Goodwill	43,160	43,160
Investments in auction-rate securities	5,933	6,456
Deferred tax assets, net	6,255	4,949
Deposits and other assets	4,016	1,646

Totals	$152,653	$142,954

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$12,131	$5,923
Accrued severance payments	11	25
Deferred revenue	3,050	205
Current portion of deferred obligations	128	126
Current portion of unfavorable lease	402	—
Income taxes payable	—	30

Total current liabilities	15,722	6,309

Deferred obligations	207	236
Unfavorable lease	1,006	—

Total liabilities	16,935	6,545

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,654 and 25,246 shares issued and outstanding	26	25
Additional paid-in capital	164,678	163,300
Accumulated other comprehensive loss	(474)	(327)
Accumulated deficit	(28,512)	(26,589)

Total stockholders’ equity	135,718	136,409

Totals	$152,653	$142,954

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Advertising	$7,105	$8,491	$14,899	$16,122
Subscriber fees	5,338	4,556	10,001	8,605
Production services	6,770	—	11,289	—

Total revenues	19,213	13,047	36,189	24,727

Cost of services:
Programming	1,333	1,773	3,081	3,696
Satellite transmission fees	400	549	795	1,175
Production and operations	8,337	1,162	14,809	3,023
Other direct costs	110	95	207	192

Total cost of services	10,180	3,579	18,892	8,086

Other expenses:
Advertising	924	1,488	1,383	2,026
Selling, general and administrative	8,371	7,133	17,585	14,750
Depreciation and amortization	978	617	1,876	1,232

Total other expenses	10,273	9,238	20,844	18,008

Income (loss) from operations	(1,240)	230	(3,547)	(1,367)

Interest and other income, net	55	408	103	946

Income (loss) from operations before income taxes	(1,185)	638	(3,444)	(421)

Income tax provision (benefit)	(307)	367	(1,304)	89

Net income (loss)	$(878)	$271	$(2,140)	$(510)

Earnings (loss) per common share data:
Basic	$(0.04)	$0.01	$(0.09)	$(0.02)

Diluted	$(0.04)	$0.01	$(0.09)	$(0.02)

Weighted average common shares outstanding:
Basic	24,366	25,965	24,412	26,049

Diluted	24,366	26,059	24,412	26,049

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2009
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2008	25,246	$25	$163,300	$(327)	$(26,589)	$136,409

Comprehensive income (loss):
Net loss	—	—	—	—	(2,140)	(2,140)
Cumulative effect of adoption of FSP SFAS 115-2	—	—	—	(217)	217	—
Change in fair value of auction-rate securities	—	—	—	70	—	70

Total comprehensive loss						(2,070)

Issuance of restricted stock and performance shares to employees and service providers for services to be rendered, net of forfeited shares	532	1	—	—	—	1

Share-based employee and service provider compensation expense	—	—	2,123	—	—	2,123

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(60)	—	(398)	—	—	(398)

Purchase and retirement of treasury stock related to the stock repurchase program	(64)	—	(347)	—	—	(347)

Balance, June 30, 2009	25,654	$26	$164,678	$(474)	$(28,512)	$135,718

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

Operating activities:
Net loss	$(2,140)	$(510)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,876	1,232
Amortization of subscriber acquisition fees	298	242
Loss (gain) on sale of equipment	15	(5)
Loss (gain) on sale of available-for-sale securities	(7)	44
Other-than-temporary impairment on auction-rate securities	—	336
Provision for doubtful accounts	190	464
Share-based employee and service provider compensation	2,123	1,712
Deferred tax provision (benefit), net	(1,336)	87

Changes in operating assets and liabilities:
Accounts receivable	(1,048)	(375)
Income tax refund receivable	(251)	(5)
Prepaid programming costs	(363)	198
Other current assets	586	(192)
Deposits and other assets	(2,445)	—
Accounts payable and accrued expenses	(1,502)	1,602
Deferred revenue	2,247	10
Customer deposits	—	(14)
Accrued severance payments	(14)	(225)
Deferred obligations	(27)	(97)
Unfavorable lease obligations	(189)	—

Net cash provided by (used in) operating activities	(1,987)	4,504

Investing activities:
Purchases of property, plant and equipment	(1,361)	(478)
Proceeds from sale of equipment	—	15
Cash paid to purchase assets of Winnercomm, net of cash acquired	(5,746)	—
Purchases of available-for-sale and auction-rate securities	(26,992)	(27,176)
Proceeds from sale of available-for-sale and auction-rate securities	100	63,472

Net cash provided by (used in) investing activities	(33,999)	35,833

Financing activities:
Proceeds from exercise of stock options	—	11
Purchase of treasury stock	(398)	(290)
Purchase and retirement of treasury stock related to stock repurchase program	(347)	(4,811)

Net cash used in financing activities	(745)	(5,090)

Net increase (decrease) in cash and cash equivalents	(36,731)	35,247
Cash and cash equivalents, beginning of period	60,257	25,260

Cash and cash equivalents, end of period	$23,526	$60,507

Supplemental disclosure of cash flow information:

Income taxes paid	$282	$6

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of auction-rate securities	$70	$59

Property, plant and equipment costs incurred but not paid	$296	$36

Retirement of treasury stock	$398	$290

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009 and its results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. Pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable and satellite service providers that air Outdoor Channel. Production Services revenue includes revenue from advertising fees, revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from web page design and marketing.
NOTE 2—ACQUISITION
On January 12, 2009, we completed an asset purchase agreement and formed the Winnercomm entities as noted above. We have included the financial results of Winnercomm in our 2009 consolidated results from the acquisition date. The total cash purchase price was $5,944 plus the assumption of certain liabilities. Based upon our preliminary estimate of the allocation, their estimated fair market values as of January 12, 2009 is set forth below. The initial allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of tangible and intangible assets acquired and unfavorable leases.

Our preliminary purchase price allocation for the Winnercomm acquisition is as follows:

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
The Company recognized $230 and $680 of acquisition and integration related costs that were expensed in the three and six months ended June 30, 2009, respectively.
Intangible Assets
In performing our preliminary purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Winnercomm’s services. The preliminary fair values of intangible assets were estimated with the assistance of third party valuation specialists. The following table sets forth the preliminary components of intangible assets associated with the Winnercomm acquisition:

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total revenues	$19,213	$23,539	$37,137	$46,238
Net income (loss)	$(878)	$(4,375)	$(2,858)	$(8,671)
Basic earnings (loss) per share	$(0.04)	$(0.17)	$(0.12)	$(0.33)
Diluted earnings (loss) per share	$(0.04)	$(0.17)	$(0.12)	$(0.33)
NOTE 3—STOCK INCENTIVE PLANS
We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”), which requires the measurement and recognition of compensation expense to be recognized in the financial statements over the service period for the fair value of all awards granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. Outstanding options generally vest over a period from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any RSUs or SARs but have awarded performance units.
We have two stock option plans: 2004 Long-Term Incentive Plan (“LTIP Plan”) and Non-Employee Director Stock Option Plan (“NEDSOP”). No more options can be issued under the NEDSOP Plan. We also may grant stock options that are not covered under any of the stock option plans, with appropriate shareholder approvals. Options and stock grants are subject to terms and conditions as determined by our Board of Directors. Stock option grants are generally exercisable in increments of 25% during each year of employment beginning three months to one year from the date of grant. Generally, stock options expire five years from the date of grant. Options issued under our NEDSOP Plan are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% are vested. These options generally have 10 year lives.
Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding on the total compensation the employees have realized as a result of the vesting of these shares. During the three and six months ended June 30, 2009, approximately 32,000 and 60,000 shares were repurchased with a market value of approximately $218 and $398, respectively.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through June 30, 2009, all options to purchase common stock, restricted stock awards, and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest annually over three to five years, however, some awards vest monthly or quarterly. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of June 30, 2009, options to purchase 545,000 shares of common stock, 1,233,134 restricted shares, and 700,000 performance unit shares were outstanding. There were 867,053 shares of common stock available for future grant as of June 30, 2009.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. If an option is surrendered or ceases to be exercisable, the shares continue to be available for future grant. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of June 30, 2009, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.
Other or Outside of Plan Option stock grants can be granted that are not covered under any of the stock option plans with appropriate shareholder approval. There are 462,500 shares of nonqualified stock options to purchase common stock authorized. Options granted outside of the other plans generally vest on a quarterly or annual basis and expire 5 years from the date of the grant. As of June 30, 2009, no options to purchase shares of common stock were outstanding.

We expense awards at the earlier of their vesting schedule or pro rata on a straight line basis over the requisite service period and have not capitalized any share-based compensation to any of our assets.
Under SFAS 123R, the fair value of the shares and options, adjusted for a forfeiture assumption, at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet) will be amortized to share-based compensation expense as the rights to the restricted stock and options vest with an equivalent amount added to additional paid-in capital. Changes to forfeiture assumptions are based on actual experience and are recorded in accordance with the rules related to accounting for changes in estimates. For grants to service providers, however, the future charge will be recognized in accordance with Emerging Issues Task Force (“EITF”) EITF 96-18 and, except for the performance shares, will be remeasured to reflect the fair market value at the end of each reporting period until the shares vest when the related charge will be remeasured for the final time. Restricted shares issued to service providers that vest upon specific performance have been excluded from compensation expense recognition until and if such shares vest upon achievement of the performance goals.
The following tables summarize share-based compensation expense for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Nature of Award:
Restricted stock	$988	$622	$1,851	$1,431
Options	121	178	272	281

Total share-based compensation expense	$1,109	$800	$2,123	$1,712

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Classification of Compensation Expense:
Cost of services:
Production and operations	$109	$76	$214	$175

Other expenses:
Selling, general and administrative	1,000	724	1,909	1,537

Total share-based compensation expense	$1,109	$800	$2,123	$1,712

During the three months ended March 31, 2008 one employee transitioned to being an independent service provider. As of the transition date, the fair value of these stock options was estimated to be $0.12 per share. No options were issued and no employees transitioned to independent service provider status during the six months ended June 30, 2009. The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
June 30,
	2009	2008
Risk-free interest rate	—	1.4 - 2.3%
Dividend yield	—	0.0%
Expected life of the option	—	0.1 - 0.3 years
Volatility factor	—	33.6 - 52.6%
Weighted average volatility factor	—	45.4%
The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

Issuances of Common Stock by the Company
For the three and six months ended June 30, 2009 and 2008, we received cash from the exercise of options as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Number of options exercised	—	2	—	2
Cash proceeds	$—	$11	$—	$11
Tax benefit from options exercised	$—	$2	$—	$2
During the six months ended June 30, 2009 and 2008, we issued 586,000 and 424,000 shares, respectively, of restricted stock to employees while 4,000 and 24,000 shares of restricted stock, respectively, were canceled due to employee turnover, respectively.
Stock Options
A summary of the status of the options granted under the Company’s stock option plans and outside of those plans as of June 30, 2009 and the changes in options outstanding during the six months then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (Yrs.)	Intrinsic Value
	(in thousands)			(in thousands)

Outstanding at beginning of period	830	$12.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(35)	14.84

Outstanding at end of period	795	$12.82	2.59	$—

Vested or expected to vest at end of period	794	$12.82	2.59	$—

Exercisable at end of period	774	$12.80	2.62	$—

Additional information regarding options outstanding for all plans as of June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$10.19 — $10.19	10	1.76	$10.19	8	$10.19
$12.10 — $12.10	300	2.30	12.10	300	12.10
$12.50 — $12.58	160	3.91	12.52	151	12.51
$12.80 — $13.90	250	2.50	13.35	250	13.35
$14.86 — $14.86	50	1.55	14.86	40	14.86
$14.95 — $14.95	25	0.93	14.95	25	14.95

Total	795	2.59	$12.82	774	$12.80

There were no options granted during the six months ended June 30, 2009 or 2008.

Restricted Stock
A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of June 30, 2009 and the changes in restricted shares outstanding during the six months then ended is presented as follows:

	As of June 30, 2009
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at beginning of period	849	$8.46
Granted	586	6.98
Vested	(198)	9.21
Forfeited	(4)	9.12

Nonvested at end of period	1,233	$7.64

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.
Expense to be Recognized
Expense associated with our stock based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of June 30, 2009 are as follows:

	June 30, 2009
		Weighted Average
	Expense Yet to be	Remaining Requisite
	Recognized	Service Periods
Stock options	$160	0.5 years
Restricted stock	8,070	2.8 years

Total	$8,230	2.8 years

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
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares used to calculate basic earnings (loss) per share	24,366	25,965	24,412	26,049
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	—	94	—	—

Weighted average shares used to calculate diluted earnings (loss) per share	24,366	26,059	24,412	26,049

For the three months ended June 30, 2009 and 2008 outstanding options and performance units to purchase a total of 1,515,000 and 2,074,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2009 and 2008 outstanding options and performance units to purchase a total of 1,518,000 and 2,087,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.
NOTE 5—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
Assets recorded at fair value in the balance sheet as of June 30, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 “Fair Value Measurements” are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.
We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at June 30, 2009:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents (1)	$23,526	$23,526	$—	$—
Investments in available-for-sale securities (2)	27,492	26,992	500	—
Non-current investments in available-for-sale securities (3)	5,933	—	—	5,933

Total	$56,951	$50,518	$500	$5,933

(1)	Cash and cash equivalents consist primarily of treasury bills and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of treasury bills with original maturity dates in excess of three months, for which we determine fair value through quoted market prices, and one auction-rate security totaling $500 scheduled to be redeemed in July 2009.

(3)	Investments in available-for-sale securities consist of one auction-rate municipal security and three closed end perpetual preferred auction-rate securities (“PPS”). The fair value of PPS securities are calculated using a discounted cash flow analysis to more accurately measure possible liquidity discounts.
As of June 30, 2009, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and three closed end perpetual preferred securities which have redemption features which call for redemption at 100% of par value and have maintained at least A3 credit ratings despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded a temporary unrealized gain on our PPS of $55 and $70 in the three and six month periods ended June 30, 2009, respectively. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $257, which is included in accumulated other comprehensive loss on our balance sheet as of June 30, 2009. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $23,526 and our expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. We are not certain how long we may be required to hold each security. However, given our current cash position, liquid cash equivalents and cash flow from operations, we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.
Upon adoption of Financial Accounting Standards Board Staff Position FAS 115-2 and FAS 124-2 (“FAS 115-2”) on April 1, 2009, the Company recognized a cumulative effect adjustment of $217 to retained earnings for all other-than-temporary impairments on investments in available-for-sale securities which were deemed to be non-credit in nature with a corresponding adjustment to accumulated other comprehensive loss.
All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2009 were auction-rate securities. The three closed end perpetual preferred auction-rate securities totaling $3,845 have a weighted average interest rate of 1.55% and a weighted average auction reset of 28 days. We received notice from the security issuer of one of these closed end perpetual preferred auction-rate securities that the issuer anticipates redeeming those securities in their entirety in July 2009. Accordingly, these securities totaling $500 have been transferred to Level 2 and included with investments in available-for-sale securities as current assets. The municipal security has an interest rate of 1.03%, matures on December 1, 2045 and as of June 30, 2009 the next auction reset date was July 7, 2009. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and six month periods ended June 30, 2009:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Auction-Rate Securities:
Balance at beginning of period	$6,471	$6,456
Transfers into Level 2 to be redeemed	(500)	(500)
Redeemed	(100)	(100)
Realized gain on redemption	7	7
Unrealized gain included in accumulated other comprehensive loss	55	70

Balance as of June 30, 2009	$5,933	$5,933

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills and money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in interest and other income, net, for the three and six months ended June 30, 2009 and 2008 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income	$48	$484	$96	$1,294
Dividend income	—	—	—	32
Loss on sale of equity securities	—	—	—	(44)
Gain on redemption of auction-rate securities	7	—	7	—
Other-than-temporary impairment on auction-rate securities	—	(76)	—	(336)

Total interest and other income, net	$55	$408	$103	$946

NOTE 6—COMPREHENSIVE INCOME (LOSS)
The following table provides the composition of other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss), as reported	$(878)	$271	$(2,140)	$(510)
Unrealized gain (loss) on available-for-sale securities	55	(1)	70	59

Comprehensive income (loss)	$(823)	$270	$(2,070)	$(451)

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
In accordance with SFAS No. 142, the Company performs an annual impairment analysis of its goodwill and indefinite lived intangible assets or more frequently if events or changes in circumstances arise that might indicate potential impairment. During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from the last day of its third quarter (September 30) to the first day of its fourth quarter (October 1). The Company selected this date to perform its annual goodwill impairment test because it believes the new date is preferable in these circumstances as it better aligns the timing of the impairment test with the Company’s long-range planning process, giving it more visibility. In addition, the October 1 test date is preferable because it allows additional time for management to plan and execute its review of the completeness and accuracy of the impairment testing process. This change is not expected to delay, accelerate or avoid an impairment charge. The annual impairment analysis performed as of September 30, 2008 and 2007, respectively, did not indicate any impairment. The Company intends to conduct its annual impairment test as of September 30, 2009 and then again as of October 1, 2009 as a result of this change.
Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of June 30, 2009:

	June 30, 2009
		Accumulated
	Gross	Amortization	Net

Advertising customer relationships	$1,972	$1,972	$—
Trademark	219	182	37
Internet domain names	97	24	73
Customer relationships	730	98	632
Patents	90	8	82
Programming library	54	25	29

Total intangible assets	$3,162	$2,309	$853

As of June 30, 2009, the weighted average amortization period for the above intangibles is 3.5 years. Based on our most recent analysis, we believe that no impairment exists at June 30, 2009 with respect to our goodwill and other intangible assets.
Estimated future amortization expense related to intangible assets at June 30, 2009 is as follows:

Years Ending December 31,	Amount
2009 (remaining 6 months)	$172
2010	263
2011	177
2012	122
2013 and thereafter	119

Total	$853

NOTE 8—LINES OF CREDIT
On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”)

with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. The Revolver provides that the interest rate shall be LIBOR plus 1.25% payable monthly. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash share-based employee compensation expense. As of June 30, 2009, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.
NOTE 9—INCOME TAX PROVISION (BENEFIT)
The income tax provision (benefit) reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.
NOTE 10—RELATED PARTY TRANSACTIONS
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were $19 with a 3% per year escalation clause. We paid Musk Ox Properties, LP approximately $56 and $54 in the three months ended June 30, 2009 and 2008, respectively, and $111 and $108 in the six months ended June 30, 2009 and 2008, respectively. We recognized rent expense related to this lease of $53 and $53 in the three months ended June 30, 2009 and 2008, respectively, and $107 and $107 in the six months ended June 30, 2009 and 2008, respectively.
We have engaged Narrowstep, Inc. to assist us in developing our broadband capabilities. Roger L. Werner, Chief Executive Officer, is a shareholder and member of the board of directors of Narrowstep. During the three and six months ended June 30, 2009, we paid Narrowstep $11 and $17, respectively. We believe the terms of the contract reflect market rates for similar services.
We lease our Skycam facility from Case and Associates Properties, Inc., which in turn is partially owned by a stockholder and officer of the Company. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $128 and $253 in the three and six months ended June 30, 2009, respectively. We recognized rent expense related to this lease of $86 and $0 in the three months ended June 30, 2009 and 2008, respectively, and $162 and $0 in the six months ended June 30, 2009 and 2008, respectively.
NOTE 11—COMMITMENTS AND CONTINGENCIES
From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.
In February 2008, the Company entered into a Supplemental Compensation Agreement with its Chief Executive Officer, Mr. Roger L. Werner, providing for an increase in Mr. Werner’s base annual salary from $300 to $450, effective February 4, 2008, and an increase from $450, to $500, effective October 16, 2008. The Supplemental Compensation Agreement also provides for target annual incentive bonuses for Mr. Werner of not less than $225 and $250 for 2008 and 2009, respectively. In addition, under the terms of the Supplemental Compensation Agreement, Mr. Werner is eligible to receive up to $950 for the renewal of seven major affiliation agreements on commercially reasonable terms. Mr. Werner is also eligible to receive an incentive bonus for incremental growth of the Company’s subscriber base over the existing base as reported by all companies distributing the Outdoor Channel in their December 2007 reports as follows: $300 for each incremental increase of 1 million paying subscribers, or portion thereof, for up to 5 million incremental subscribers; $400 for each incremental increase of 1 million paying subscribers, or portion thereof, for between 5 million and 10 million incremental subscribers; and $500 for each incremental increase of 1 million paying subscribers, or portion thereof, for incremental subscribers in excess of 10 million, with no maximum amount. Further, Mr. Werner is entitled to receive a cash bonus of 5% of the annual increase in advertising revenue from continuing operations of Outdoor Channel compared to the prior year, for both 2008 and 2009. During the three and six months ended June 30, 2009, we have recognized $98 and $759, respectively, of expense related to Mr. Werner’s Supplemental Compensation Agreement. Mr. Werner’s Supplemental Compensation Agreement expires at the end of 2009.
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
Mr. Werner’s annual salary was continued at $500 for 2009 and will increase a maximum of 5% each year thereafter, and he will be eligible for an annual targeted cash bonus of 50% of his annual salary in 2009 (in addition to any bonuses paid under his Special Compensation Arrangement, dated February 1, 2008, which expires after 2009) and 80% of his annual salary in the remaining years of his Agreement.
Mr. Hornish’s annual salary was increased to $350 for the remainder of 2009 and will increase a maximum of 5% each year thereafter, and he will be eligible for an annual targeted cash bonus of 60% of his annual salary during the term of his Agreement.
Mr. Burke’s annual salary was increased to $300 for the remainder of 2009 and will increase a maximum of 5% each year thereafter, and he will be eligible for an annual targeted cash bonus of 45% of his annual salary during the term of his Agreement.
Mr. Wilburn’s annual salary was continued at $300 for 2009 and will increase a maximum of 5% each year thereafter, and he will be eligible for an annual targeted cash bonus of 50% of his annual salary during the term of his Agreement.
In addition, under the Agreements (subject to certain conditions such as executing a release and agreeing to not compete against the Company during the period in which payments are made) each of the Executives may receive the following severance payments:
•	If the Company terminates Mr. Werner’s employment without cause, or Mr. Werner resigns for good reason, Mr. Werner will receive (i) severance payments (less taxes) which shall result in an aggregate severance payment of $1,250 (payable over a period of twelve (12) months if such event occurs prior to October 17, 2009, or eighteen (18) months if such event occurs after October 16, 2009), and (ii) accelerated vesting with respect to 50% of the then unvested portion of his outstanding equity awards, except for the performance units awards previously issued to Mr. Werner;

•	If the Company terminates Mr. Hornish’s employment without cause, or Mr. Hornish resigns for good reason, Mr. Hornish will receive (i) monthly severance payments of approximately $31 for 12 months (resulting in an aggregate severance payment of $375) if such termination or resignation is not in connection with a change in control of the Company; and (ii) monthly severance payments of approximately $42 for 18 months (resulting in an aggregate severance payment of $750) if such termination or resignation is in connection with a change in control of the Company;

•	If the Company terminates Mr. Burke’s employment without cause, or Mr. Burke resigns for good reason, Mr. Burke will receive (i) monthly severance payments of approximately $21 for 12 months (resulting in an aggregate severance payment of $250) if such termination or resignation is not in connection with a change in control of the Company; and (ii) monthly severance payments of approximately $28 for 18 months (resulting in an aggregate severance payment of $500) if such termination or resignation is in connection with a change in control of the Company; and

•	If the Company terminates Mr. Wilburn’s employment without cause, or Mr. Wilburn resigns for good reason, Mr.

Wilburn will receive monthly severance payments of $25 for 16 months (resulting in an aggregate severance payment of $400).
In addition, on April 15, 2009, Messrs. Werner, Hornish, Burke and Wilburn each received a restricted stock grant of 195,000 shares, 80,000 shares, 70,000 shares, and 150,000 shares respectively. The vesting of all restricted shares held by the Executives accelerates 100% upon a change in control of the Company.
On October 3, 2008 a prior employee, who had been terminated on or about July 17, 2008, filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside, California. Such complaint was served on the Company on or about October 23, 2008 and on the Company’s employee on or about November 2, 2008. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10 million plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration, with the Superior Court of Riverside having the ability to enforce any settlement or judgment. We intend to vigorously defend this lawsuit.
We are aware that in the first quarter of 2009, a prior employee, who had been terminated in January 2007, presented a demand for binding arbitration, and requested to join the above arbitration proceeding, against the Company and one of its employees. Such demand for arbitration was mailed to the Company on or about July 2, 2009. This arbitration demand alleges wrongful termination, unfair business practices, discrimination, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10 million plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration. We intend to vigorously defend this lawsuit.
On February 25, 2009, the Company announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced March 3, 2009 and will cease upon the earlier of December 31, 2009 or completion of the program. As of August 5, 2009, 64,000 shares had been repurchased for $347.
On April 7, 2009, we filed a complaint in the U.S. District Court, Central District of California against Actioncam, LLC and a former employee of Skycam, LLC now working at Actioncam, LLC seeking damages for unfair competition, false designation of origin, copyright infringement, misappropriation of trade secrets, breach of written contract, and unfair competition. This complaint seeks aggregate general damages in excess of $75 plus other indeterminable amounts plus fees and expenses. On May 18, 2009 this case transferred from the U.S. District Court, Central District of California to the U.S. District Court, Northern District of Oklahoma.
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
We lease our Skycam facility from Case and Associates Properties, Inc., which in turn is partially owned by a stockholder of the Company. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement are $43.
Rent expense, including rent paid to Musk Ox Properties, LP, Case and Associate Properties, Inc., and satellite and transponder expense, aggregated to approximately $938 and $664 for the three months ended June 30, 2009 and 2008, respectively, and approximately $1,789 and $1,411 for the six months ended June 30, 2009 and 2008, respectively.
NOTE 12—SEGMENT INFORMATION
Pursuant to the Provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), we report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Following the acquisition of Winnercomm in January 2009, we have established two reporting segments, TOC and Production Services. TOC is a separate business activity that broadcasts television programming on Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and aerial camera systems. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from web page design and marketing. Intersegment revenues and cost of services generated by Production Services of approximately $463 and $466, respectively for the three months ended June 30, 2009 and approximately $840 and $773, respectively for the six months ended June 30, 2009, have been eliminated within the Production Services segment.
Information with respect to these reportable segments as of and for the three and six months ended June 30, 2009 is as follows:

		Income (Loss)		Depreciation
		Before Income	Total	and
As of and for the Three Months Ended:	Revenues	Taxes	Assets	Amortization
June 30, 2009

TOC	$12,443	$4,277	$84,999	$508
Production Services	6,770	(2,454)	12,209	470

Subtotals of Segments	19,213	1,823	97,208	978
Corporate*	—	(3,008)	55,445	—

Totals	$19,213	$(1,185)	$152,653	$978

		Income (Loss)		Depreciation
		Before Income	Total	and
As of and for the Six Months Ended:	Revenues	Taxes	Assets	Amortization
June 30, 2009

TOC	$24,900	$8,065	$84,999	$1,008
Production Services	11,289	(4,803)	12,209	868

Subtotals of Segments	36,189	3,262	97,208	1,876
Corporate*	—	(6,706)	55,445	—

Totals	$36,189	$(3,444)	$152,653	$1,876

*	We capture corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of executive, legal and administrative functions not associated directly with either TOC or Production Services. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.
NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, consummated on or after January 1, 2009. During the three and six months ended June 30, 2009, we recognized $230 and $680 of acquisition related costs that were expensed in the three and six months ended June 30, 2009, respectively.
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

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 5 for the related disclosures regarding fair value measurement of our investments.
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
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141R, Business Combinations. The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The adoption of FSP No. 142-3 did not have a material impact on our consolidated results of operations, financial position or cash flows.
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
In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments” (“FSP FAS 115-2”), which amends the other than temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements. The recognition provision within FSP FAS 115-2 applies only to fixed income securities that are other than temporarily impaired. If the Company intends to sell or it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other than temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. If the Company asserts that it does not intend to sell and it is more likely than not that it will not be required to sell an other than temporarily impaired security before recovery of its cost basis, the impairment must be separated into credit and non-credit components with the credit portion of the other than temporary impairment recognized as a loss through earnings and the non-credit portion recognized in other comprehensive income. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 effective April 1, 2009 and the adoption did not affect the Company’s financial position or results of operations. FSP FAS 115-2 requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the non-credit component of a previously recognized other than temporary impairment on debt securities which are still held as investments at the date of adoption from retained earnings to accumulated other comprehensive income. The cumulative effect of adoption increased the Company’s retained earnings with an offsetting decrease to accumulated other comprehensive income of $217, with no overall change to shareholders’ equity. See Note 5 for information on the Company’s other-than-temporary impairments including additional required disclosures.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance on estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 effective April 1, 2009 and the adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1”). FAS 107-1 requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. FAS 107-1became effective for the Company during the quarter ended June 30, 2009. The additional disclosures required by FSP 107-1 are included in Note 5.
In May 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which requires an entity after the balance sheet date to evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements. SFAS 165 determines the circumstances under which the entity shall recognize these events or transactions in its financial statements and provides the disclosures that an entity shall make about them including disclosing the date through which the entity evaluated these events or transactions, as well as whether that date is the date the entity’s financial statements were issued or the date the financial statements were available to be issued. SFAS 165 became effective for the Company as of June 30, 2009. The Company has provided the required disclosures regarding subsequent events in Note 14.
In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The Company does not expect the adoption of Statement No.168 to have a material effect on the Company’s consolidated financial statements.
NOTE 14—SUBSEQUENT EVENT
The Company has completed an evaluation of all subsequent events through August 5, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.
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
Production Services is comprised of our wholly owned subsidiary, Winnercomm, Inc. which in turn wholly owns CableCam, Inc. and Skycam, Inc. These businesses are involved in the production, development and marketing of sports programming and aerial camera systems. Production Services revenues include revenue from sponsorship and advertising fees from company ad inventory, revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from web page design and marketing.
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
Prepaid Programming Costs
We produce a portion of the programming we air on our channels in-house. The cost of production is expensed when the show airs. As such, we have incurred costs for programming that is yet to air. These costs are accumulated on the balance sheet as “Prepaid programming costs.” Costs of specific shows will be charged to programming expense based on anticipated airings, when the program airs and the related advertising revenue is recognized. At the time it is determined that a program will not likely air, we charge to programming expense any remaining costs recorded in prepaid programming costs.
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
Production revenue includes revenue from sponsorship and advertising fees from company ad inventory, revenue from production services for customer-owned telecasts, revenue from aerial camera services for customer-owned telecasts and revenue from web page design and marketing. Advertising revenues are recognized when the advertisement is aired and the collectability of fees is reasonably assured. Revenue from production services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Costs incurred prior to completion and delivery are reflected as prepaid production costs in the accompanying condensed consolidated balance sheets. Advances of contract fees prior to completion and delivery are shown as deferred revenue in the accompanying condensed consolidated balance sheets.
Revenue from aerial camera services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Revenue from each event is based on an agreed upon contracted amount plus allowed expenses.
Revenue from web page design and marketing is recognized upon the completion of services.
Commission revenue from the marketing of program advertising, and commercial air time is recognized when the advertising or commercial air time occurs. In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Pursuant to Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, such transactions are recorded on a gross or net basis depending on whether we are acting as the principal in a transaction or acting as an agent in the transaction. We serve as the principal in transactions in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis. For those transactions in which we do not have substantial risks and rewards of ownership, we are considered an agent in the transaction and, accordingly, record revenue on a net basis. To the extent that revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in the consolidated statements of operations. Accordingly, the impact on operating income is the same whether we record revenue on a gross or net basis.
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
Valuation of Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our only reporting unit to its carrying value. We determine the fair value of our reporting unit using the income approach. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. If the fair value of our reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. Based on our most recent analysis, we believe that no impairment exists at June 30, 2009.
In accordance with SFAS No. 142, the Company performs an annual impairment analysis of its goodwill and indefinite lived intangible assets or more frequently if events or changes in circumstances arise that might indicate potential impairment. During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from the last day of its third quarter (September 30) to the first day of its fourth quarter (October 1). The Company selected this date to perform its annual goodwill impairment test because it believes the new date is preferable in these circumstances as it better aligns the timing of the impairment test with the Company’s long-range planning process, giving it more visibility. In addition, the October 1 test date is preferable because it allows additional time for management to plan and execute its review of the completeness and accuracy of the impairment testing process. This change is not expected to delay, accelerate or avoid an impairment charge. The annual impairment analysis performed as of September 30, 2008 and 2007, respectively, did not indicate any impairment. The Company intends to conduct its annual impairment test as of September 30, 2009 and then again as of October 1, 2009 as a result of this change.
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
Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2009	2008	$	%	2009	2008
Revenues:
Advertising	$7,105	$8,491	$(1,386)	(16.3)%	37.0%	65.1%
Subscriber fees	5,338	4,556	782	17.2	27.8	34.9
Production services	6,770	—	6,770	100.0	35.2	—

Total revenues	19,213	13,047	6,166	47.3	100.0	100.0

Cost of services:
Programming	1,333	1,773	(440)	(24.8)	6.9	13.6
Satellite transmission fees	400	549	(149)	(27.1)	2.1	4.2
Production and operations	8,337	1,162	7,175	617.5	43.4	8.9
Other direct costs	110	95	15	15.8	0.6	0.7

Total cost of services	10,180	3,579	6,601	184.4	53.0	27.4

Other expenses:
Advertising	924	1,488	(564)	(37.9)	4.8	11.4
Selling, general and administrative	8,371	7,133	1,238	17.4	43.6	54.7
Depreciation and amortization	978	617	361	58.5	5.1	4.7

Total other expenses	10,273	9,238	1,035	11.2	53.5	70.8

Income (loss) from operations	(1,240)	230	(1,470)	(639.1)	(6.5)	1.8
Interest and other income, net	55	408	(353)	(86.5)	0.3	3.1

Income (loss) from operations before income taxes	(1,185)	638	(1,823)	(285.7)	(6.2)	4.9

Income tax provision (benefit)	(307)	367	(674)	(183.7)	(1.6)	2.8

Net income (loss)	$(878)	$271	$(1,149)	(424.0)%	(4.6)%	2.1%

(percentages may not add due to rounding)

Comparison of Operating Results for the Six Months Ended June 30, 2009 and June 30, 2008
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2009	2008	$	%	2009	2008
Revenues:
Advertising	$14,899	$16,122	$(1,223)	(7.6)%	41.2%	65.2%
Subscriber fees	10,001	8,605	1,396	16.2	27.6	34.8
Production services	11,289	—	11,289	100.0	31.2	—

Total revenues	36,189	24,727	11,462	46.4	100.0	100.0

Cost of services:
Programming	3,081	3,696	(615)	(16.6)	8.5	14.9
Satellite transmission fees	795	1,175	(380)	(32.3)	2.2	4.8
Production and operations	14,809	3,023	11,786	389.9	40.9	12.2
Other direct costs	207	192	15	7.8	0.6	0.8

Total cost of services	18,892	8,086	10,806	133.6	52.2	32.7

Other expenses:
Advertising	1,383	2,026	(643)	(31.7)	3.8	8.2
Selling, general and administrative	17,585	14,750	2,835	19.2	48.6	59.7
Depreciation and amortization	1,876	1,232	644	52.3	5.2	5.0

Total other expenses	20,844	18,008	2,836	15.7	57.6	72.8

Loss from operations	(3,547)	(1,367)	(2,180)	159.5	(9.8)	(5.5)

Interest and other income, net	103	946	(843)	(89.1)	0.3	3.8

Loss from operations before income taxes	(3,444)	(421)	(3,023)	718.1	(9.5)	(1.7)

Income tax provision (benefit)	(1,304)	89	(1,393)	1,565.2	(3.6)	0.4

Net loss	$(2,140)	$(510)	$(1,630)	319.6%	(5.9)%	(2.1)%

(percentages may not add due to rounding)
Overview — On January 12, 2009 we acquired Winnercomm (see Note 2) and began operating in two segments, Production Services and TOC. The unaudited condensed consolidated statements of operations include the financial results of the Production Services segment from the date of acquisition. For additional information regarding business segments, refer to Note 12 — Segment Information of the financial statements.
Our Production Services segment revenue is primarily project-based with the majority of these projects generally being scheduled during the second half of the year which are expected to account for approximately 70% of Production Services total annual revenues. Consequently, the results from operations for this segment during the first half of the year are not expected to be profitable.
The Company’s total revenue increased 47.3% and 46.4% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. This increase was primarily due to the inclusion of approximately $6.8 and $11.3 million for the three and six month periods ended June 30, 2009, respectively, in production services revenue from our Production Services segment. The advertising revenue decrease from our TOC segment of 16.3% and 7.6% for the three and six months ended June 30, 2009, respectively, was due primarily to a decrease in demand caused by current economic conditions. The increase in subscriber fees from our TOC segment of 17.2% and 16.2% for the three and six months ended June 30, 2009, respectively, was primarily due to rate increases and an increase in subscribers from new subscription agreements.

Our total cost of services increased 184.4% for the three months ended June 30, 2009 as compared to the same period in 2008 and increased 133.6% for the six months ended June 30, 2009 as compared to the same period in 2008. This increase was primarily due to the inclusion of approximately $6.8 and $11.3 million in production and operations costs from our Production Services segment for the three and six month periods ended June 30, 2009, respectively. Cost of services from our TOC segment to provide our broadcast signal, programming and production services increased 2.5% for the three months ended June 30, 2009 as compared to the same period in 2008 due primarily to increases in personnel and related compensation costs and decreased 3.8% for the six months ended June 30, 2009 as compared to the same period in 2008 due primarily to decreases in programming expense and satellite transmission fees.
Other expenses increased 11.2% for the three months ended June 30, 2009 as compared to the same period in 2008 and increased 15.7% for the six months ended June 30, 2009 as compared to the same period in 2008. This increase was primarily due to the inclusion of approximately $2.7 and $5.0 million in selling, general and administrative expenses and depreciation and amortization related to our Production Services segment for the three and six month periods ended June 30, 2009, respectively. Other expenses from our TOC segment decreased 18.1% for the three months ended June 30, 2009 due primarily to reduced legal and accounting fees associated with the elimination of duplicate audit and tax service providers, reduced expenses related to an annual marketing event and decreased personnel and related compensation expenses as compared to the same period in 2008. Other expenses from our TOC segment decreased 11.9% for the six months ended June 30, 2009 as compared to the same period in 2008 due primarily to reduced legal and accounting fees, reduced marketing expenditures and a reduction in our provision for doubtful accounts, partially offset by revised compensation plans for our senior executives.
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
Total revenues for the three months ended June 30, 2009 were $19,213,000, an increase of $6,166,000, or 47.3%, compared to revenues of $13,047,000 for the three months ended June 30, 2008. Total revenues for the six months ended June 30, 2009 were $36,189,000, an increase of $11,462,000, or 46.4%, compared to revenues of $24,727,000 for the six months ended June 30, 2008. The net increases were the result of changes in several items comprising revenue as discussed below.
Advertising revenue for the three months ended June 30, 2009 was $7,105,000, a decrease of $1,386,000 or 16.3% compared to $8,491,000 for the three months ended June 30, 2008. Advertising revenue for the six months ended June 30, 2009 was $14,899,000, a decrease of $1,223,000 or 7.6% compared to $16,122,000 for the six months ended June 30, 2008. For June 2009, Nielsen estimated that Outdoor Channel had 29.9 million viewers compared to 31.3 million for the same period a year ago. The decrease in advertising revenue for the three and six months ended June 30, 2009 principally reflects decreased demand for our advertising inventory caused by the current economic conditions. We expect demand for our advertising inventory will fluctuate within our programming genre and niche due primarily to current economic conditions. These conditions make it harder to estimate future revenues because the advertisers are generally buying inventory much closer to the actual time of airing instead of contracting for the advertising inventory in advance.
Nielsen revises its estimate of the number of subscribers to our channel each month, and for August 2009 Nielsen’s estimate was at 30.4 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base, and we have seen it decrease over the past year. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.
Subscriber fees for the three months ended June 30, 2009 were $5,338,000, an increase of $782,000 or 17.2% compared to $4,556,000 for the three months ended June 30, 2008. Subscriber fees for the six months ended June 30, 2009 were $10,001,000, an increase of $1,396,000 or 16.2% compared to $8,605,000 for the six months ended June 30, 2008. The increase in subscriber fees was primarily due to rate increases and an increase in subscribers from new subscriber agreements.

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
Production services revenue for the three and six months ended June 30, 2009 was $6,770,000 and $11,289,000, respectively, and was comprised primarily of production services for customer-owned telecasts and marketing.
Cost of Services
Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. In addition, cost of services includes production related labor and other costs related to our Production Services segment. Total cost of services for the three months ended June 30, 2009 was $10,180,000, an increase of $6,601,000 or 184.4%, compared to $3,579,000 for the three months ended June 30, 2008. Total cost of services for the six months ended June 30, 2009 was $18,892,000, an increase of $10,806,000 or 133.6%, compared to $8,086,000 for the six months ended June 30, 2008. As a percentage of revenues, total cost of services was 53.0% and 27.4% in the three months ended June 30, 2009 and 2008, respectively. As a percentage of revenues, total cost of services was 52.2% and 32.7% in the six months ended June 30, 2009 and 2008, respectively.
Programming expenses for the three months ended June 30, 2009 were $1,333,000, a decrease of $440,000 or 24.8% compared to $1,773,000 for the three months ended June 30, 2008. Programming expenses for the six months ended June 30, 2009 were $3,081,000, a decrease of $615,000 or 16.6% compared to $3,696,000 for the three months ended June 30, 2008. The decrease was principally a result of a higher proportion of shows being aired over 4 quarters (versus two quarters) for the three and six months ended June 30, 2009 as compared to the corresponding periods ended June 30, 2008.
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
Satellite transmission fees for the three months ended June 30, 2009 were $400,000, a decrease of $149,000, or 27.1%, compared to $549,000 for the three months ended June 30, 2008. Satellite transmission fees for the six months ended June 30, 2009 were $795,000, a decrease of $380,000, or 32.3%, compared to $1,175,000 for the six months ended June 30, 2008. The decrease was primarily due to lower monthly fees associated with our new satellite agreement which became effective during the three months ended June 2008.
Production and operations costs for the three months ended June 30, 2009 were $8,337,000, an increase of $7,175,000, or 617.5%, compared to $1,162,000 for the three months ended June 30, 2008. Production and operations costs for the six months ended June 30, 2009 were $14,809,000, an increase of $11,786,000, or 389.9%, compared to $3,023,000 for the six months ended June 30, 2008. The increase in costs relates primarily to the inclusion of costs associated with our Production Services segment. Production and operations costs for the three months ended June 30, 2009 from our TOC segment were $1,541,000, an increase of $379,000, or 32.6%, compared to $1,162,000 for the three months ended June 30, 2008. Production and operations costs for the six months ended June 30, 2009 from our TOC segment were $3,204,000, an increase of $181,000, or 5.9%, compared to $3,023,000 for the six months ended June 30, 2008. The increase in costs for the three ended June 30, 2009 relates primarily to higher personnel and related compensation costs of approximately $247,000 and increased professional fees of approximately $18,000. The increase in costs for the six months ended June 30, 2009 relates primarily to higher personnel and related compensation costs of approximately $201,000 and increased professional fees of approximately $89,000 partially offset by a decrease in production costs associated with an annual marketing event of approximately $93,000. Production and operations costs for the three months ended June 30, 2009 from our Production Services segment were $6,796,000. Production and operations costs for the six months ended June 30, 2009 from our Production Services segment were $11,605,000. The Production Services segment was established in January 2009 with the acquisition of Winnercomm.
Other direct costs for the three months ended June 30, 2009 were $110,000, an increase of $15,000, or 15.8%, compared to $95,000 for the three months ended June 30, 2008. Other direct costs for the six months ended June 30, 2009 were $207,000, an increase of $15,000, or 7.8%, compared to $192,000 for the six months ended June 30, 2008. We anticipate other direct costs will increase over the foreseeable future. Such increases are expected to result from the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.
Other Expenses
Other expenses consist of the cost of advertising, selling, general and administrative expenses and depreciation and amortization.
Total other expenses for the three months ended June 30, 2009 were $10,273,000, an increase of $1,035,000 or 11.2%, compared to $9,238,000 for the three months ended June 30, 2008. Total other expenses for the six months ended June 30, 2009 were $20,844,000, an increase of $2,836,000 or 15.7%, compared to $18,008,000 for the six months ended June 30, 2008. As a percentage of revenues, total other expenses were 53.5% and 70.8% in the three months ended June 30, 2009 and 2008, respectively. As a percentage of revenues, total other expenses were 57.6% and 72.8% in the six months ended June 30, 2009 and 2008, respectively.
Advertising expenses for the three months ended June 30, 2009 were $924,000, a decrease of $564,000 or 37.9% compared to $1,488,000 for the three months ended June 30, 2008. Advertising expenses for the six months ended June 30, 2009 were $1,383,000, a decrease of $643,000 or 31.7% compared to $2,026,000 for the six months ended June 30, 2008. The decrease was primarily due to management’s decision to reduce overall spending on advertising materials, programs and campaigns.
Selling, general and administrative expenses for the three months ended June 30, 2009 were $8,371,000, an increase of $1,238,000 or 17.4% compared to $7,133,000 for the three months ended June 30, 2008. Selling, general and administrative expenses for the six months ended June 30, 2009 were $17,585,000, an increase of $2,835,000 or 19.2% compared to $14,750,000 for the six months ended June 30, 2008. As a percentage of revenues, selling, general and administrative expenses were 43.6% and 54.7% for the three months ended June 30, 2009 and 2008, respectively. As a percentage of revenues, selling, general and administrative expenses were 48.6% and 59.7% for the six months ended June 30, 2009 and 2008, respectively. The increase in selling, general and administrative expenses relates primarily to the inclusion of expenses of our Production Services segment. Selling, general and administrative expenses for the three months ended June 30, 2009 from our TOC segment were $6,169,000, a decrease of $964,000, or 13.5%, compared to $7,133,000 for the three months ended June 30, 2008. Selling, general and administrative expenses for the six months ended June 30, 2009 from our TOC segment were $13,513,000, a decrease of $1,237,000, or 8.4%, compared to $14,750,000 for the six months ended June 30, 2008. The decrease during the three months ended June 30, 2009 was primarily due to reduced legal and accounting fees of approximately $170,000 associated with the elimination of duplicate audit and tax service providers incurred in connection with the transition of audit and tax service providers and reduced use of outside legal services compared to the corresponding period in 2008. In addition, expenses related to annual marketing events decreased approximately $539,000 and personnel and related compensation expenses decreased approximately $350,000 as compared to the corresponding period of the prior year, partially offset by increases in other professional fees. The decrease during the six months ended June 30, 2009 was primarily due to reduced legal and accounting fees of approximately $677,000 associated with the elimination of duplicate audit and tax service providers incurred in connection with the transition of audit and tax service providers and reduced use of outside legal services compare to the corresponding period in 2008. In addition, expenses related to annual marketing events decreased approximately $810,000 and our provision for doubtful accounts decreased approximately $261,000 as compared to the corresponding period of the prior year. These decreases were partially offset by revised compensation plans for our executives which increased approximately $396,000 during the six months ended June 30, 2009 as compared to the same period in 2008.
Selling, general and administrative expenses related to our Production Services segment for the three months ended June 30, 2009 were $2,202,000. Selling, general and administrative expenses related to our Production Services segment for the six months ended June 30, 2009 were $4,072,000.
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
Depreciation and amortization for the three months ended June 30, 2009 were $978,000, an increase of $361,000 or 58.5% compared to $617,000 for the three months ended June 30, 2008. Depreciation and amortization for the six months ended June 30, 2009 were $1,876,000, an increase of $644,000 or 52.3% compared to $1,232,000 for the six months ended June 30, 2008. The increase in depreciation and amortization primarily relates to increases in fixed and intangible assets from the acquisition of our Production Services segment.
Income (Loss) from Operations
Income (loss) from operations for the three months ended June 30, 2009 was a loss of $1,240,000, a change of $1,470,000 compared to income of $230,000 for the three months ended June 30, 2008. Income (loss) from operations for the six months ended June 30, 2009 was a loss of $3,547,000, a change of $2,180,000 compared to a loss of $1,367,000 for the six months ended June 30, 2008. As discussed above, the increase in our loss from operations was driven by losses in our Production Services segment. This loss was partially offset by growth in our subscriber fees and reduced programming, satellite, production, advertising and selling, general and administrative expenses in our TOC segment. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.
Interest and Other Income, Net
Interest and other income, net for the three months ended June 30, 2009 was $55,000, a decrease of $353,000 compared to $408,000 for the three months ended June 30, 2008. Interest and other income, net for the six months ended June 30, 2009 was $103,000, a decrease of $843,000 compared to $946,000 for the six months ended June 30, 2008. This decrease was primarily due to lower interest rates and lower average balances of cash and cash equivalents and investments in available-for-sale securities. We anticipate these trends to continue in the near-term, and therefore we expect a decline in interest earned in future periods.
Income (Loss) from Operations Before Income Taxes
Income (loss) from operations before income taxes as a percentage of revenues was (6.2)% for the three months ended June 30, 2009 compared to 4.9% for the three months ended June 30, 2008. We incurred a loss before income taxes for the three months ended June 30, 2009 amounting to $1,185,000, a change of $1,823,000 compared to income of $638,000 for the three months ended June 30, 2008. The loss from operations from our Production Services segment for the three months ended June 30, 2009 was $2,454,000. Income (loss) from operations before income taxes as a percentage of revenues was (9.5)% for the six months ended June 30, 2009 compared to (1.7)% for the six months ended June 30, 2008. We incurred a loss before income taxes for the six months ended June 30, 2009 amounting to $3,444,000, a change of $3,023,000 compared to $421,000 for the six months ended June 30, 2008. The loss from operations from our Production Services segment for the six months ended June 30, 2009 was $4,803,000.
Income Tax Provision (Benefit)
Income tax provision (benefit) for the three months ended June 30, 2009 was a benefit of $307,000, a change of $674,000 as compared to a provision of $367,000 for the three months ended June 30, 2008. Income tax provision (benefit) for the six months ended June 30, 2009 was a benefit of $1,304,000, a change of $1,393,000 as compared to a provision of $89,000 for the six months ended June 30, 2008. The income tax provision (benefit) reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
The income tax provision (benefit) reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2009 included a discrete tax expense of $204,000 and $239,000, respectively, related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded under FAS 123R. In addition, a discrete tax expense of $74,000 related to a change in the future statutory tax rate for the state of California was reflected in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2009.
Net Income (Loss)
Net income (loss) for the three months ended June 30, 2009 was a loss of $878,000, a change of $1,149,000 compared to income of $271,000 for the three months ended June 30, 2008. Net income (loss) for the six months ended June 30, 2009 was a loss of $2,140,000, a change of $1,630,000 compared to a loss of $510,000 for the six months ended June 30, 2008. The larger loss was due to the reasons stated above.
Liquidity and Capital Resources
We used $1,987,000 of cash in our operating activities in the six months ended June 30, 2009, compared to generating cash of $4,504,000 in the six months ended June 30, 2008 and had a cash and cash equivalent balance of $23,526,000 at June 30, 2009, a decrease of $36,731,000 from the balance of $60,257,000 at December 31, 2008. The decrease in cash flows from operating activities in the six months ended June 30, 2009 compared to the same period in 2008 was due primarily to increases in operating expenses associated with our Production Services segment. At the date of acquisition our Production Services segment had approximately $6.1 million of past due accounts payable. During the six months ended June 30, 2009 we paid this amount which resulted in a net cash usage of approximately $1.3 million, after considering cash provided by the collection of Production Services accounts receivable. Net working capital decreased to $60,622,000 at June 30, 2009, compared to $70,250,000 at December 31, 2008, primarily due to the acquisition of Winnercomm.
As of June 30, 2009, we held $6,433,000 of auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at June 30, 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.
We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Net cash used by investing activities was $33,999,000 in the six months ended June 30, 2009 compared to cash provided of $35,833,000 for the six months ended June 30, 2008. The increase in cash used by investing activities related principally to the purchases of short-term available-for-sale securities, our acquisition of Winnercomm and an increase in capital expenditures for fixed asset replacements.
Cash used by financing activities was $745,000 in the six months ended June 30, 2009 compared to cash used of $5,090,000 in the six months ended June 30, 2008. The cash used by financing activities in the six months ended June 30, 2009 was principally the cash used for the purchase and retirement of our common stock in connection with the stock repurchase plan and the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. For the six months ended June 30, 2008, cash used by financing activities was principally the purchase of stock in connection with the stock repurchase plan and the purchase and retirement of treasure shares as employees used stock to satisfy withholding taxes related to vesting of restricted shares.

On October 2, 2007, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2009 and increasing the total amount which can be drawn upon under the Revolver from $8,000,000 to $10,000,000. Interest is payable beginning November 5, 2007, and on the same date of each consecutive month thereafter. The Revolver provides that the interest rate shall be LIBOR plus 1.25%. The Revolver was previously collateralized by substantially all of our assets. The renewed Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended on September 21, 2007, including a change of control provision, some of which are defined with non-GAAP provisions including elimination of the effects of noncash stock based employee compensation expense. As of June 30, 2009 and as of the date of this report, we did not have any amounts outstanding under this credit facility.
As of June 30, 2009, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At June 30, 2009, our investment portfolio included available-for-sale securities of $27,492,000 and auction-rate securities with long-term maturities of $5,933,000. At December 31, 2008, our investment portfolio included auction-rate securities of $6,456,000. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the interest yield of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.
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
As of June 30, 2009 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
On October 3, 2008 a prior employee, who had been terminated on or about July 17, 2008, filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside, California. Such complaint was served on the Company on or about October 23, 2008 and on the Company’s employee on or about November 2, 2008. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10,000,000 plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration, with the Superior Court of Riverside having the ability to enforce any settlement or judgment. We intend to vigorously defend this lawsuit.
We are aware that in the first quarter of 2009, a prior employee, who had been terminated in January 2007, presented a demand for binding arbitration, and requested to join the above arbitration proceeding, against the Company and one of its employees. Such demand for arbitration was mailed to the Company on or about July 2, 2009. This arbitration demand alleges wrongful termination, unfair business practices, discrimination, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10,000,000 plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration. We intend to vigorously defend this lawsuit.
On April 7, 2009, we filed a complaint in the U.S. District Court, Central District of California against Actioncam, LLC and a former employee of Skycam, LLC now working at Actioncam, LLC seeking damages for unfair competition-false designation of origin, copyright infringement, misappropriation of trade secrets, breach of written contract, and unfair competition. This complaint seeks aggregate general damages in excess of $75,000 plus other indeterminable amounts plus fees and expenses. On May 18, 2009 this case transferred from the U.S. District Court, Central District of California to the U.S. District Court, Northern District of Oklahoma.
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
The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems, telephone companies, which we refer to as telcos, and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs, satellite and telco service providers, having such relationship or agreement with an MSO does not always ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite or telco service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers the service providers the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular service provider. In addition, under the terms of some of our agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with one of the major service providers as of June 30, 2009, although we continue to distribute our channel via such service provider on a month-to-month basis. If we are unable to renew this distribution agreement for a committed number of subscribers or for a multi-year term, we could lose, or be subject to a loss of, a substantial number of subscribers. If a service provider discontinues or refrains from carrying Outdoor Channel, or decides to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.
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
We may become constrained in our programming content if some organizations are successful in obtaining legal restrictions on certain content in our programming which may increase our production expenses, and cause our viewers to decrease their viewing time which in turn could cause decreased advertising revenue.
Some organizations and individuals are seeking legal restrictions on certain aspects regarding the depiction of hunting and fishing. If such efforts are successful, it could significantly restrict our ability to air some of the content we currently have on Outdoor Channel plus much of the content which we hold in our library which could require significant, additional production and editing expense. In addition, altering such content may cause our viewers to decrease their viewing time, resulting in decreased ratings, which in turn would cause our advertising revenues to decrease, and this could negatively affect our operating results
Consolidation among service providers may harm our business.
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
The FCC has adopted rules to ensure that pay television subscribers continue to be able to view local broadcast television stations during and after the transition to digital television. Federal law initially required that analog television which occurred on June 12, 2009. In September 2007, the FCC established rules which will require operators make local television broadcast programming available to all subscribers. They may do so either by carrying each local station’s digital signal in analog format or in digital format, provided that all subscribers are provided with the necessary equipment to view the station signals. This requirement will remain in effect until February 2012, and possibly longer, depending on a FCC review of the state of technology and the marketplace in the year prior to that date. These broadcast signal carriage requirements could reduce the available capacity on systems to carry channels like Outdoor Channel. We cannot predict how these requirements will affect the Company.
The FCC may adopt rules which would require service providers to make available programming channels on an a la carte basis or as part of packages of “family friendly” programming channels. We cannot predict whether such rules will be adopted or how their adoption would impact our ability to have the Outdoor Channel carried on multichannel programming distribution systems.
Our investments in auction-rate securities are subject to risks which may affect the liquidity of these investments and could cause additional impairment charges.
As of June 30, 2009, our investments in auction-rate securities included $6.4 million of high-grade (at least A3 rated) auction-rate securities issued primarily by closed end preferred and municipalities. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of June 30, 2009, we had investments in four auction-rate securities which totaled $6.4 million, net.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-Q a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of June 30, 2009, based on management’s evaluation, our internal control over financial reporting was effective. However, if we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
A significant portion of our assets consists of goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill under SFAS 142 and a noncash charge would be required. Such a charge could have a significant effect on our reported net earnings.
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
A summary of the Company’s share repurchase activity is as follows:

			Total Number	Maximum
			of Shares	Approximate Dollar
			Purchased as	Value that May Yet
	Total Number		Part of Publicly	Be Used to Purchase
	of Shares	Average Price	Announced	Shares Under the
Period	Purchased	Paid per Share	Program	Program

March 3, 2009 through March 31, 2009	57,000	$5.33	57,000	$9,694,412
April 1, 2009 through April 30, 2009	—	—	—
May 1, 2009 through May 31, 2009	—	—	—
June 1, 2009 through June 30, 2009	7,500	5.50	7,500	9,652,937

Total	64,500	$5.42	64,500

The stock repurchase program commenced March 3, 2009 and will cease upon the earlier of December 31, 2009 or completion of the program.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Stockholders was held on June 16, 2009 at 43455 Business Park Drive, Temecula, California at 9:00 a.m. Of the 25,543,110 shares of common stock entitled to vote at the meeting, 19,442,378 shares, representing 76% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.
(a) The stockholders elected three directors for a three-year term to expire at the 2012 Annual Meeting of Stockholders. Our present Board of Directors has nominated and recommends for election as director the following persons:

Name	Votes in Favor	Votes Withheld
Thomas H. Massie	19,259,031	183,347
David C. Merritt	19,263,376	179,002
Roger L. Werner, Jr.	19,142,239	300,139
(b) The Stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 by a vote of 19,428,986 in favor and 12,676 votes withheld.

ITEM 5. Other Information.
None.
ITEM 6. Exhibits.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

18.1	Preferability Letter from Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1*	Section 1350 Certification by Chief Executive Officer

32.2*	Section 1350 Certification by Chief Financial Officer

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Shad L. Burke
Shad L. Burke
Authorized Officer, Chief Financial Officer and Principal Accounting Officer Date: August 5, 2009