Form 10-K/A
period 2008-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2009-11-05
CIK 760326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

PART II
Item 9A. Controls and Procedures	2
PART IV
Item 15. Exhibits and Financial Statement Schedules	3
SIGNATURES	6
EX-23.1
EX-23.2
EX-31.3
EX-31.4
EX-32.3
EX-32.4

OUTDOOR CHANNEL HOLDINGS, INC.
EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A to amend and restate Item 9A. Controls and Procedures of our Form 10-K originally filed on March 9, 2009. No revisions have been made to our financial statements or any other disclosure contained in our Form 10-K originally filed on March 9, 2009.
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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008. Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements included in this Form 10-K and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2008, which is included herein.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) The following documents are included as part of this Annual Report on Form 10-K.
     (3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
          (b) Exhibits

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated as of April 20, 2004, as amended and restated as of May 12, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference).

2.2	Agreement and Plan of Merger between Outdoor Channel Holdings, Inc., a Delaware corporation, and Outdoor Channel Holdings, Inc., an Alaska corporation, dated as of September 8, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).

3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above).

10.1	Letter of intent dated August 27, 1993, regarding the proposed acquisition of Gold Prospector’s Association of America, Inc. by the Company (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

10.2	Agreement and Plan of Reorganization dated February 13, 1995, by and between the Registrant and Gold Prospector’s Association of America, Inc. (filed as Exhibit B to the Company’s Form 8-K dated February 13, 1995 and incorporated herein by reference).

10.3*	Form of Indemnification Agreement between Outdoor Channel Holdings, Inc. and its directors and certain executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.4	Revolving Credit Agreement and related agreements by and between the Company and U.S. Bank N.A. dated September 30, 2004 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.5*	1995 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference).

10.6*	Form of Stock Option Agreement pursuant to the Company’s 1995 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.7*	The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.8*	Form of Stock Option Agreement pursuant to The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.9*	Non-Statutory Stock Option Plan and Agreement, dated as of November 13, 2003, by and between the Company and William A. Owen, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.10*	Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.11*	Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit
Number	Description

10.12*	2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.13*	Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).

10.14*	Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).

10.15	Omitted.

10.16*	Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended March 31, 2005 and incorporated herein by reference).

10.17*	Selling Stockholders Registration Rights Agreement, dated as of June 27, 2005, among Outdoor Channel Holdings, Inc. and the selling stockholders who are a party (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 28, 2005 and incorporated herein by reference).

10.18	Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated October 18, 2005 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

10.19	Term Loan Agreement and related agreements by and between 43455 BPD, LLC and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

10.20	Term Loan Agreement and related agreements by and between the Company and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

10.21*	Optionholders Registration Rights Agreement by and among the Company, Ray V. Miller and Elizabeth J. Sanderson dated as of December 5, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2005 and incorporated herein by reference).

10.22*	Lease by and between the Company and Musk Ox Properties, L.P. dated as of January 1, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

10.23*	Employment Agreement with Roger L. Werner, Jr., effective as of October 16, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).

10.24*	Form of Performance Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).

10.25*	Amendment of Employment Agreement with Roger L. Werner, Jr., effective as of November 9, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2006 and incorporated herein by reference).

10.26	Separation Agreement and Release between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated December 21, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).

10.27	Consulting Agreement between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated January 2, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).

10.28	Form of Change of Control Severance Agreement (filed as Exhibit 10.28 to the Company’s Form 10-K dated March 17, 2008 and incorporated herein by reference).

10.29	Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated as of September 21, 2007 (filed as Exhibit 10.29 to the Company’s Form 10-Q dated February 1, 2008 and incorporated herein by reference).

10.30	Purchase Agreement by and between The Gold Business, LLC, Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated April 24, 2007 (filed as Exhibit 10.1 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).

10.31	First Amendment to Lease dated April 24, 2007, by and between Musk Ox Properties, L.P. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).

10.32	Separation Agreement and Release between Outdoor Channel Holdings, Inc. and Mr. William A. Owen dated December 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference).

10.33	Consulting Agreement between Outdoor Channel Holdings, Inc. and Mr. William A. Owen dated as of December 15, 2007

Exhibit
Number	Description
(filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference).

10.34	Form of Stock Repurchase Plan and Agreement (filed as Exhibit 10.34 to the Company’s Form 10-K dated March 9, 2009 and incorporated herein by reference).

10.35	Asset Purchase Agreement by and among Cablecam LLC, Skycam LLC, Winnercomm Holdings, Inc and Winnercomm, Inc., and Outdoor Channel Holdings, Inc., dated January 12, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2009 and incorporated herein by reference).

21.1	Subsidiaries of Registrant (filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to page 81. (filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer (filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

31.2	Certification by Chief Financial Officer (filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

31.3	Certification by Chief Executive Officer

31.4	Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer (filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

32.2	Section 1350 Certification by Chief Financial Officer (filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

32.3**	Section 1350 Certification by Chief Executive Officer

32.4**	Section 1350 Certification by Chief Financial Officer

*	Designates a management contract or compensatory plan or arrangement.

**	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this amendment no. 1 to Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.
By:	/s/ Shad L. Burke
Shad L. Burke
Chief Financial Officer Dated: November 5, 2009