Form 10-Q
period 2009-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2009-11-05
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 1, 2009
Common Stock, $0.001 par value	25,647,705

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2009
* * *

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,223	$60,257
Investments in available-for-sale securities	31,990	—
Accounts receivable, net of allowance for doubtful accounts of $743 and $891	13,681	9,448
Income tax refund receivable	251	—
Deferred tax assets, net	1,524	1,524
Prepaid programming and production costs	7,239	3,997
Other current assets	1,698	1,333

Total current assets	79,606	76,559

Property, plant and equipment, net	15,049	10,042
Amortizable intangible assets, net	892	142
Goodwill	43,160	43,160
Investments in auction-rate securities	5,945	6,456
Deferred tax assets, net	5,614	4,949
Deposits and other assets	5,507	1,646

Totals	$155,773	$142,954

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,432	$5,923
Accrued severance payments	43	25
Deferred revenue	2,721	205
Current portion of deferred obligations	136	126
Current portion of unfavorable lease	133	—
Income taxes payable	—	30

Total current liabilities	16,465	6,309

Deferred obligations	193	236
Unfavorable lease	1,029	—

Total liabilities	17,687	6,545

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,664 and 25,246 shares issued and outstanding	26	25
Additional paid-in capital	165,793	163,300
Accumulated other comprehensive loss	(462)	(327)
Accumulated deficit	(27,271)	(26,589)

Total stockholders’ equity	138,086	136,409

Totals	$155,773	$142,954

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Advertising	$9,881	$10,472	$24,780	$26,594
Subscriber fees	4,427	4,484	14,428	13,089
Production services	9,322	—	20,611	—

Total revenues	23,630	14,956	59,819	39,683

Cost of services:
Programming	875	1,437	3,983	5,133
Satellite transmission fees	400	398	1,195	1,573
Production and operations	9,155	1,454	23,960	4,477
Other direct costs	175	98	382	290

Total cost of services	10,605	3,387	29,520	11,473

Other expenses:
Advertising	676	567	2,032	2,593
Selling, general and administrative	9,328	6,592	26,998	21,342
Depreciation and amortization	1,010	672	2,897	1,904

Total other expenses	11,014	7,831	31,927	25,839

Income (loss) from operations	2,011	3,738	(1,628)	2,371

Interest and other income, net	15	454	66	1,400

Income (loss) from operations before income taxes	2,026	4,192	(1,562)	3,771

Income tax provision (benefit)	643	1,798	(663)	1,887

Net income (loss)	$1,383	$2,394	$(899)	$1,884

Earnings (loss) per common share data:
Basic	$0.06	$0.10	$(0.04)	$0.07

Diluted	$0.05	$0.09	$(0.04)	$0.07

Weighted average common shares outstanding:
Basic	24,426	25,114	24,434	25,719

Diluted	25,819	25,890	24,434	26,287

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2009
(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2008	25,246	$25	$163,300	$(327)	$(26,589)	$136,409

Comprehensive income (loss):
Net loss	—	—	—	—	(899)	(899)
Cumulative effect of adoption of ASC 320	—	—	—	(217)	217	—
Change in fair value of auction-rate securities	—	—	—	82	—	82

Total comprehensive loss						(817)

Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	555	1	—	—	—	1

Share-based employee and service provider compensation expense	—	—	3,322	—	—	3,322

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(73)	—	(482)	—	—	(482)

Purchase and retirement of treasury stock related to the stock repurchase program	(64)	—	(347)	—	—	(347)

Balance, September 30, 2009	25,664	$26	$165,793	$(462)	$(27,271)	$138,086

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income (loss)	$(899)	$1,884
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,897	1,904
Amortization of subscriber acquisition fees	553	367
Loss on sale of equipment	21	41
Gain on sale of available-for-sale securities	(7)	(75)
Other-than-temporary impairment on auction-rate securities	—	336
Provision for doubtful accounts	335	589
Share-based employee and service provider compensation	3,322	2,704
Deferred tax provision (benefit), net	(665)	1,885

Changes in operating assets and liabilities:
Accounts receivable	1,122	(1,459)
Income tax refund receivable	(281)	(12)
Prepaid programming costs	(1,683)	(551)
Other current assets	400	(218)
Deposits and other assets	(4,203)	(209)
Accounts payable and accrued expenses	87	1,469
Deferred revenue	2,000	139
Customer deposits	—	(14)
Accrued severance payments	18	(239)
Deferred obligations	(33)	(74)
Unfavorable lease obligations	(89)	—

Net cash provided by operating activities	2,895	8,467

Investing activities:
Purchases of property, plant and equipment	(2,075)	(644)
Proceeds from sale of equipment	111	15
Cash paid to purchase assets of Winnercomm, net of cash acquired	(5,746)	—
Purchases of available-for-sale and auction-rate securities	(31,990)	(27,181)
Proceeds from sale of available-for-sale and auction-rate securities	600	65,952

Net cash provided by (used in) investing activities	(39,100)	38,142

Financing activities:
Proceeds from exercise of stock options	—	11
Purchase of treasury stock	(482)	(389)
Purchase and retirement of treasury stock related to stock repurchase program	(347)	(14,174)

Net cash used in financing activities	(829)	(14,552)

Net increase (decrease) in cash and cash equivalents	(37,034)	32,057
Cash and cash equivalents, beginning of period	60,257	25,260

Cash and cash equivalents, end of period	$23,223	$57,317

Supplemental disclosure of cash flow information:

Income taxes paid	$381	$13

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase (decrease) in fair value of auction-rate securities	$82	$(157)

Property, plant and equipment costs incurred but not paid	$168	$37

Retirement of treasury stock	$482	$389

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share data)
NOTE 1—ORGANIZATION AND BUSINESS
Description of Operations
Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns OC Corporation which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009 and its results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. Pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2008.
Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
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
NOTE 2—ACQUISITION
On January 12, 2009, we completed an asset purchase agreement and formed the Winnercomm entities as noted above. We have included the financial results of Winnercomm in our 2009 consolidated results from the acquisition date. The total cash purchase price was $5,944 plus the assumption of certain liabilities. The initial allocation of the purchase price was based upon a preliminary valuation which might result in the recording of a gain on this transaction. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805, “Business Combinations” paragraph 805-30-25-4, we are currently reassessing whether our preliminary valuation has correctly identified all of the assets acquired and all of the liabilities assumed, and their related tax impact, before we finalize the purchase price allocation and record any gain associated with the acquisition. The preliminary allocation of the fair market values as of January 12, 2009 is set forth below.

	January 12, 2009
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$198
Receivables	5,690
Other current assets	2,324
Property, plant and equipment	5,429
Other assets	211
Accounts payable and accrued liabilities	(7,255)
Deferred revenues	(516)
Unfavorable leases	(1,251)

Total net tangible assets acquired and liabilities assumed		$4,830

Fair value of identifiable intangible assets acquired:
Customer relationships	970
Patents	90
Programming library	54

Total identifiable intangible assets acquired		1,114

Total purchase price		5,944

Less cash acquired		(198)

Net purchase price		$5,746

We adopted the provisions of FASB ASC 805, “Business Combinations” (“ASC 805”) effective January 1, 2009. The fair values set forth above are based on preliminary valuation estimates of Winnercomm’s tangible and intangible assets, based in part on third party appraisals in accordance with ASC 805. The final valuation, and any interim updated preliminary valuation estimates, may differ materially from these preliminary valuation estimates and, as a result, the final allocation of the purchase price may result in reclassifications of the allocated amount that are materially different from the purchase price allocation reflected above.
The Company recognized $0 and $680 of acquisition and integration related costs that were expensed in the three and nine months ended September 30, 2009, respectively.
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

		Weighted
	Preliminary	Average
	Fair Value	Useful Life
Customer relationships	$970	3.5 years
Patents	90	5 years
Programming library	54	1 year

Total intangible assets	$1,114

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	$23,630	$26,360	$60,767	$72,598
Net income (loss)	$1,383	$(2,566)	$(1,617)	$(11,259)
Basic earnings (loss) per share	$0.06	$(0.10)	$(0.07)	$(0.44)
Diluted earnings (loss) per share	$0.05	$(0.10)	$(0.07)	$(0.43)
NOTE 3—STOCK INCENTIVE PLANS
The measurement and recognition of compensation expense is recognized in the financial statements over the service period for the fair value of all awards granted after January 1, 2006 as well as for existing awards for which the requisite service had not been rendered as of the January 1, 2006. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. Outstanding options generally vest over a period from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any RSUs or SARs but have awarded performance units.
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
Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding on the total compensation the employees have realized as a result of the vesting of these shares. During the three and nine months ended September 30, 2009, approximately 12,000 and 73,000 shares were repurchased with a market value of approximately $84 and $482, respectively.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through September 30, 2009, all options to purchase common stock, restricted stock awards, and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest annually over three to five years, however, some awards vest monthly or quarterly. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of September 30, 2009, options to purchase 545,000 shares of common stock, 1,180,858 restricted shares, and 700,000 performance unit shares were outstanding. There were 844,053 shares of common stock available for future grant as of September 30, 2009.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. If an option is surrendered or ceases to be exercisable, the shares continue to be available for future grant. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of September 30, 2009, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.
The fair value of the shares and options, adjusted for a forfeiture assumption, at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet) will be amortized to share-based compensation expense as the rights to the restricted stock and options vest with an equivalent amount added to additional paid-in capital. Changes to forfeiture assumptions are based on actual experience and are recorded in accordance with the rules related to accounting for changes in estimates. For grants to service providers, except for the performance shares, the future charge will be remeasured to reflect the fair market value at the end of each reporting period until the shares vest when the related charge will be remeasured for the final time. Restricted shares issued to service providers that vest upon specific performance have been excluded from compensation expense recognition until and if such shares vest upon achievement of the performance goals.
The following tables summarize share-based compensation expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Nature of Award:
Restricted stock	$1,094	$854	$2,945	$2,285
Options	105	138	377	419

Total share-based compensation expense	$1,199	$992	$3,322	$2,704

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Classification of Compensation Expense:
Cost of services:
Production and operations	$22	$155	$236	$330

Other expenses:
Selling, general and administrative	1,177	837	3,086	2,374

Total share-based compensation expense	$1,199	$992	$3,322	$2,704

During the three months ended March 31, 2008 one employee transitioned to being an independent service provider. As of the transition date, the fair value of the stock options granted to this employee was estimated to be $0.12 per share. No options were issued and no employees transitioned to independent service provider status during the nine months ended September 30, 2009. The estimated values were derived by using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2009	2008
Risk-free interest rate	—	1.4 – 2.3%
Dividend yield	—	0.0%
Expected life of the option	—	0.1 – 0.3 years
Volatility factor	—	33.6 – 52.6%
Weighted average volatility factor	—	45.4%
The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.
Issuances of Common Stock by the Company
For the three and nine months ended September 30, 2009 and 2008, we received cash from the exercise of options as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Number of options exercised	—	—	—	2
Cash proceeds	$—	$—	$—	$11
Tax benefit from options exercised	$—	$—	$—	$2
During the nine months ended September 30, 2009 and 2008, we issued 611,000 and 424,000 shares, respectively, of restricted stock to employees while 56,000 and 40,000 shares of restricted stock, respectively, were canceled due to employee turnover.

Stock Options
A summary of the status of the options granted under the Company’s stock option plans and outside of those plans as of September 30, 2009 and the changes in options outstanding during the nine months then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (Yrs.)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	830	$12.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(35)	14.84

Outstanding at end of period	795	$12.82	2.34	$—

Vested or expected to vest at end of period	791	$12.81	2.34	$—

Exercisable at end of period	774	$12.80	2.36	$—

Additional information regarding options outstanding for all plans as of September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$10.19 — $10.19	10	1.51	$10.19	8	$10.19
$12.10 — $12.10	300	2.04	12.10	300	12.10
$12.50 — $12.58	160	3.66	12.52	151	12.51
$12.80 — $13.90	250	2.25	13.35	250	13.35
$14.86 — $14.86	50	1.30	14.86	40	14.86
$14.95 — $14.95	25	0.67	14.95	25	14.95

Total	795	2.34	$12.82	774	$12.80

There were no options granted during the nine months ended September 30, 2009 or 2008.
Restricted Stock
A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of September 30, 2009 and the changes in restricted shares outstanding during the nine months then ended is presented as follows:

	As of September 30, 2009
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at beginning of period	849	$8.46
Granted	611	6.97
Vested	(273)	8.98
Forfeited	(6)	8.95

Nonvested at end of period	1,181	$7.57

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.

Expense to be Recognized
Expense associated with our stock based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of September 30, 2009 are as follows:

	September 30, 2009
		Weighted Average
	Expense Yet	Remaining
	to be	Requisite Service
	Recognized	Periods
Stock options	$63	0.4 years
Restricted stock	7,061	2.7 years

Total	$7,124	2.7 years

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
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares used to calculate basic earnings (loss) per share	24,426	25,114	24,434	25,719
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	1,393	776	—	568

Weighted average shares used to calculate diluted earnings (loss) per share	25,819	25,890	24,434	26,287

For the three months ended September 30, 2009 and 2008 outstanding options and performance units to purchase a total of 1,495,000 and 2,031,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2009 and 2008 outstanding options and performance units to purchase a total of 1,510,000 and 2,068,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.
NOTE 5—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
Assets recorded at fair value in the balance sheet as of September 30, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at September 30, 2009:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$23,223	$23,223	$—	$—
Investments in available-for-sale securities (2)	31,990	31,990	—	—
Non-current investments in available-for-sale securities (3)	5,945	—	—	5,945

Total	$61,158	$55,213	$—	$5,945

(1)	Cash and cash equivalents consist primarily of treasury bills and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of treasury bills with original maturity dates in excess of three months, for which we determine fair value through quoted market prices.

(3)	Investments in available-for-sale securities consist of one auction-rate municipal security and two closed end perpetual preferred auction-rate securities (“PPS”). The fair value of PPS securities are calculated using a discounted cash flow analysis to more accurately measure possible liquidity discounts.
As of September 30, 2009, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and two closed end perpetual preferred securities which have redemption features which call for redemption at 100% of par value and have maintained at least A3 credit ratings despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded a temporary unrealized gain on our PPS of $12 and $82 in the three and nine month periods ended September 30, 2009, respectively. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $462, which is included in accumulated other comprehensive loss on our balance sheet as of September 30, 2009. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $23,223 and our expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. We are not certain how long we may be required to hold each security. However, given our current cash position, liquid cash equivalents and cash flow from operations, we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.
In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairments of investments in debt and equity securities. The recognition provision applies only to fixed income securities that are other than temporarily impaired. If the Company intends to sell or it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other than temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. If the Company asserts that it does not intend to sell and it is more likely than not that it will not be required to sell an other than temporarily impaired security before recovery of its cost basis, the impairment must be separated into credit and non-credit components with the credit portion of the other than temporary impairment recognized as a loss through earnings and the non-credit portion recognized in other comprehensive income. The Company recognized a cumulative effect adjustment of $217 to retained earnings for all other-than-temporary impairments on investments in available-for-sale securities which were deemed to be non-credit in nature with a corresponding adjustment to accumulated other comprehensive loss.
All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2009 were auction-rate securities. The two closed end perpetual preferred auction-rate securities totaling $3,355 have a weighted average interest rate of 1.29% and an auction reset of 28 days. The municipal security has an interest rate of 0.88%, matures on December 1, 2045 and as of September 30, 2009 the next auction reset date was October 27, 2009. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and nine month periods ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Auction-Rate Securities:
Balance at beginning of period	$5,933	$6,456
Transfers into Level 2 and redeemed	—	(500)
Redeemed	—	(100)
Realized gain on redemption	—	7
Unrealized gain included in accumulated other comprehensive loss	12	82

Balance as of September 30, 2009	$5,945	$5,945

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills and money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in interest and other income, net, for the three and nine months ended September 30, 2009 and 2008 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income	$42	$335	$138	$1,629
Interest expense	(27)	—	(79)	—
Dividend income	—	—	—	32
Loss on sale of equity securities	—	—	—	(44)
Gain on redemption of auction-rate securities	—	119	7	119
Other-than-temporary impairment on auction-rate securities	—	—	—	(336)

Total interest and other income, net	$15	$454	$66	$1,400

NOTE 6—COMPREHENSIVE INCOME (LOSS)
The following table provides the composition of other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss), as reported	$1,383	$2,394	$(899)	$1,884
Unrealized gain (loss) on available-for-sale securities	12	(216)	82	(157)

Comprehensive income (loss)	$1,395	$2,178	$(817)	$1,727

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable, accounting guidance requires that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each of our reporting units to its carrying value. We determine the fair values of our reporting units using the income approach. If the fair value of any of our reporting units exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to any of our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.
The Company currently has two reporting units, TOC and Production Services. The Production Service reporting unit consists of Winnercomm, CableCam and Skycam businesses which were acquired on January 12, 2009. All of the Company’s goodwill is currently attributed to our TOC reporting unit. There were no other changes to our reporting units or allocation of goodwill by reporting units during 2009.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each of our reporting units is based on our projection of revenues, cost of services, other expenses and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.
Key assumptions used to determine the fair value of each reporting unit as of our annual assessment date were: (a) expected cash flow for the period from 2010 to 2014 plus a terminal year; (b) a discount rate of 10%, which is based on marketplace participant expectations; and (c) a debt-free net cash flow long-term growth rate of 4% which is based on expected levels of growth for nominal GDP and inflation.
As of September 30, 2009, if forecasted debt-free net cash flow growth had been 10% lower than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of September 30, 2009, if the discount rate applied in our analysis had been 10% higher than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of September 30, 2009, the Company would be required to perform the second step of the implied fair value analysis had the projected cash flow growth rate been less than negative four percent. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in the impairment of goodwill.
During 2008, the Company relied on the guideline company method under the market approach to determine the fair value of our TOC reporting unit. In 2009, the income approach replaced the market approach methodology utilized in the previous year as the Company believes that the income approach is a more accurate basis for measuring the fair value of a public company with multiple reporting units.
The Company performs an annual impairment analysis of its goodwill and indefinite lived intangible assets or more frequently if events or changes in circumstances arise that might indicate potential impairment. During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from the last day of its third quarter (September 30) to the first day of its fourth quarter (October 1). The Company selected this date to perform its annual goodwill impairment test because it believes the new date is preferable in these circumstances as it better aligns the timing of the impairment test with the Company’s long-range planning process, giving it more visibility. In addition, the October 1 test date is preferable because it allows additional time for management to plan and execute its review of the completeness and accuracy of the impairment testing process. This change is not expected to delay, accelerate or avoid an impairment charge. The annual impairment analysis performed as of September 30, 2008 and 2007, respectively, did not indicate any impairment. In accordance with this change, the Company conducted its annual impairment test as of September 30, 2009. The annual impairment analysis performed as of September 30, 2009 did not indicate any impairment. We will perform an annual impairment test as of October 1, 2009.

Intangible assets that are subject to amortization consist of the following as of September 30, 2009:

	September 30, 2009
		Accumulated
	Gross	Amortization	Net
Trademark	$219	$185	$34
Internet domain names	97	36	61
Customer relationships	970	265	705
Patents	90	13	77
Programming library	54	39	15

Total intangible assets	$1,430	$538	$892

As of September 30, 2009, the weighted average amortization period for the above intangibles is 3.0 years. Based on our most recent analysis, we believe that no impairment exists at September 30, 2009 with respect to our goodwill and intangible assets.
Estimated future amortization expense related to intangible assets at September 30, 2009 is as follows:

Years Ending December 31,	Amount
2009 (remaining 3 months)	$126
2010	348
2011	177
2012	122
2013 and thereafter	119

Total	$892

NOTE 8—LINES OF CREDIT
On September 15, 2009, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2010 and renewing the total amount which can be drawn upon under the Revolver at $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate plus 0.25% or LIBOR plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of September 30, 2009, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.
NOTE 9—INCOME TAX PROVISION (BENEFIT)
The income tax provision (benefit) reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.
NOTE 10—RELATED PARTY TRANSACTIONS
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were approximately $19 with a 3% per year escalation clause. We paid Musk Ox Properties, LP approximately $56 and $54 in the three months ended September 30, 2009 and 2008, respectively, and approximately $167 and $162 in the nine months ended September 30, 2009 and 2008, respectively. We recognized rent expense related to this lease of $53 and $53 in the three months ended September 30, 2009 and 2008, respectively, and $160 and $160 in the nine months ended September 30, 2009 and 2008, respectively.
We have engaged Narrowstep, Inc. to assist us in developing our broadband capabilities. Roger L. Werner, Chief Executive Officer, is a shareholder and member of the board of directors of Narrowstep. During the three and nine months ended

September 30, 2009, we paid Narrowstep $0 and $28, respectively. We believe the terms of the contract reflect market rates for similar services.
We lease our Skycam facility from Case and Associates Properties, Inc., which in turn is partially owned by a stockholder and officer of the Company. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $128 and $339 in the three and nine months ended September 30, 2009, respectively. We recognized rent expense related to this lease of $86 and $0 in the three months ended September 30, 2009 and 2008, respectively, and $248 and $0 in the nine months ended September 30, 2009 and 2008, respectively.
NOTE 11—COMMITMENTS AND CONTINGENCIES
From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.
In February 2008, the Company entered into a Supplemental Compensation Agreement with its Chief Executive Officer, Mr. Roger L. Werner, providing for an increase in Mr. Werner’s base annual salary from $300 to $450, effective February 4, 2008, and an increase from $450, to $500, effective October 16, 2008. The Supplemental Compensation Agreement also provides for target annual incentive bonuses for Mr. Werner of not less than $225 and $250 for 2008 and 2009, respectively. In addition, under the terms of the Supplemental Compensation Agreement, Mr. Werner is eligible to receive up to $950 for the renewal of seven major affiliation agreements on commercially reasonable terms. Mr. Werner is also eligible to receive an incentive bonus for incremental growth of the Company’s subscriber base over the existing base as reported by all companies distributing the Outdoor Channel in their December 2007 reports as follows: $300 for each incremental increase of 1 million paying subscribers, or portion thereof, for up to 5 million incremental subscribers; $400 for each incremental increase of 1 million paying subscribers, or portion thereof, for between 5 million and 10 million incremental subscribers; and $500 for each incremental increase of 1 million paying subscribers, or portion thereof, for incremental subscribers in excess of 10 million, with no maximum amount. Further, Mr. Werner is entitled to receive a cash bonus of 5% of the annual increase in advertising revenue from continuing operations of Outdoor Channel compared to the prior year, for both 2008 and 2009. During the three and nine months ended September 30, 2009, we have recognized $1,186 and $1,954, respectively, of expense related to Mr. Werner’s Supplemental Compensation Agreement. Mr. Werner’s Supplemental Compensation Agreement expires at the end of 2009.
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
On October 3, 2008 a prior employee, who had been terminated on or about July 17, 2008, filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside, California. Such complaint was served on the Company on or about October 23, 2008 and on the Company’s employee on or about November 2, 2008. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10,000 plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration, with the Superior Court of Riverside having the ability to enforce any settlement or judgment. We intend to vigorously defend this lawsuit.
We are aware that in the first quarter of 2009, a prior employee, who had been terminated in January 2007, presented a demand for binding arbitration, and requested to join the above arbitration proceeding, against the Company and one of its employees. Such demand for arbitration was mailed to the Company on or about July 2, 2009. This arbitration demand alleges wrongful termination, unfair business practices, discrimination, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10,000 plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration. We intend to vigorously defend this lawsuit.
On February 25, 2009, the Company announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced March 3, 2009 and will cease upon the earlier of December 31, 2009 or completion of the program. As of September 30, 2009, 64,000 shares had been repurchased for $347.
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
On September 9, 2009, we filed a complaint in the Superior Court for the State of California, County of Riverside, against Barrett Productions, Inc. seeking damages for breach of written contract and unjust enrichment. This complaint presently seeks aggregate general damages of less than $75 plus court costs and expenses.
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
Rent expense, including rent paid to Musk Ox Properties, LP, Case and Associate Properties, Inc., and satellite and transponder expense, aggregated to approximately $922 and $498 for the three months ended September 30, 2009 and 2008, respectively, and approximately $2,797 and $1,909 for the nine months ended September 30, 2009 and 2008, respectively.
NOTE 12—SEGMENT INFORMATION
We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Following the acquisition of Winnercomm in January 2009, we have established two reporting segments, TOC and Production Services. TOC is a separate business activity that broadcasts television programming on Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and aerial camera systems. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from web page design and marketing. Intersegment revenues and cost of services generated by Production Services of approximately $874 and $659, respectively for the three months ended September 30, 2009 and approximately $1,714 and $1,432, respectively for the nine months ended September 30, 2009, have been eliminated within the Production Services segment.
Information with respect to these reportable segments as of and for the three and nine months ended September 30, 2009 is as follows:

		Income (Loss)		Depreciation
		Before Income	Total	and
	Revenues	Taxes	Assets	Amortization
As of and for the Three Months Ended:
September 30, 2009
TOC	$14,308	$6,586	$91,066	$515
Production Services	9,322	(314)	11,183	495

Subtotals of Segments	23,630	6,272	102,249	1,010
Corporate*	—	(4,246)	53,524	—

Totals	$23,630	$2,026	$155,773	$1,010

		Income (Loss)		Depreciation
		Before Income	Total	and
	Revenues	Taxes	Assets	Amortization
As of and for the Nine Months Ended:
September 30, 2009
TOC	$39,208	$14,649	$91,066	$1,524
Production Services	20,611	(5,259)	11,183	1,373

Subtotals of Segments	59,819	9,390	102,249	2,897
Corporate*	—	(10,952)	53,524	—

Totals	$59,819	$(1,562)	$155,773	$2,897

*	We capture corporate overhead that is applicable to both segments, but not directly related to operations in a separate business unit, as “Corporate.” The expenses allocated to Corporate consisted primarily of executive, legal and administrative functions not associated directly with either TOC or Production Services. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.
NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS
In the third quarter of 2009, the Company adopted the FASB ASC. The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.
In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairments of investments in debt securities, as well as financial statement presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. We adopted the provisions of this guidance for the quarter ended June 30, 2009. The cumulative effect of adoption increased the Company’s retained earnings with an offsetting decrease to accumulated other comprehensive income of $217, with no overall change to shareholders’ equity. See Note 5 for information on the Company’s other-than-temporary impairments including additional required disclosures.
In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.
In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have an impact on the Company’s consolidated results of operations or financial position.
In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities. The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available. Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value. Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy. The new guidance is effective for interim periods ending after August 2009. The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.
NOTE 14—SUBSEQUENT EVENT
The Company has completed an evaluation of all subsequent events through November 5, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.
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
Commission revenue from the marketing of program advertising, and commercial air time is recognized when the advertising or commercial air time occurs. In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Certain transactions are recorded on a gross or net basis depending on whether we are acting as the principal in a transaction or acting as an agent in the transaction. We serve as the principal in transactions in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis. For those transactions in which we do not have substantial risks and rewards of ownership, we are considered an agent in the transaction and, accordingly, record revenue on a net basis. To the extent that revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in the consolidated statements of operations. Accordingly, the impact on operating income is the same whether we record revenue on a gross or net basis.
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
Valuation of Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstance indicate the carrying value of an asset may not be recoverable, accounting guidance requires that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each of our reporting units to its carrying value. We determine the fair values of our reporting units using the income approach. If the fair value of any of our reporting units exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to any of our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.
The Company currently has two reporting units, TOC and Production Services. The Production Service reporting unit consists of Winnercomm, CableCam and Skycam businesses which were acquired on January 12, 2009. All of the Company’s goodwill is currently attributed to our TOC reporting unit. There were no other changes to our reporting units or allocation of goodwill by reporting units during 2009.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each of our reporting units is based on our projection of revenues, cost of services, other expenses and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.
Key assumptions used to determine the fair value of each reporting unit as of our annual assessment date were: (a) expected cash flow for the period from 2010 to 2014 plus a terminal year; (b) a discount rate of 10%, which is based on marketplace participant expectations; and (c) a debt-free net cash flow long-term growth rate of 4% which is based on expected levels of growth for nominal GDP and inflation.
As of September 30, 2009, if forecasted debt-free net cash flow growth had been 10% lower than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of September 30, 2009, if the discount rate applied in our analysis had been 10% higher than estimated, sensitivity calculations indicate that TOC goodwill attributed to would not be impaired. As of September 30, 2009, the Company would be required to perform the second step of the implied fair value analysis had the projected cash flow growth rate been less than negative four percent. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in the impairment of goodwill.
During 2008, the Company relied on the guideline company method under the market approach to determine the fair value of our TOC reporting unit. In 2009, the income approach replaced the market approach methodology utilized in the previous year as the Company believes that the income approach is a more accurate basis for measuring the fair values of a public company with multiple reporting units.
The Company performs an annual impairment analysis of its goodwill and indefinite lived intangible assets or more frequently if events or changes in circumstances arise that might indicate potential impairment. During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from the last day of its third quarter (September 30) to the first day of its fourth quarter (October 1). The Company selected this date to perform its annual goodwill impairment test because it believes the new date is preferable in these circumstances as it better aligns the timing of the impairment test with the Company’s long-range planning process, giving it more visibility. In addition, the October 1 test date is preferable because it allows additional time for management to plan and execute its review of the completeness and accuracy of the impairment testing process. This change is not expected to delay, accelerate or avoid an impairment charge. The annual impairment analysis performed as of September 30, 2008 and 2007, respectively, did not indicate any impairment. In accordance with this change, the Company conducted its annual impairment test as of September 30, 2009. The annual impairment analysis performed as of September 30, 2009 did not indicate any impairment. We will perform an annual impairment test as of October 1, 2009.
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
We follow the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Stock Incentive Plans
We record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant.
We account for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense in the consolidated financial statements.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and September 30, 2008
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2009	2008	$	%	2009	2008
Revenues:
Advertising	$9,881	$10,472	$(591)	(5.6)%	41.8%	70.0%
Subscriber fees	4,427	4,484	(57)	(1.3)	18.7	30.0
Production services	9,322	—	9,322	100.0	39.5	—

Total revenues	23,630	14,956	8,674	58.0	100.0	100.0

Cost of services:
Programming	875	1,437	(562)	(39.1)	3.7	9.6
Satellite transmission fees	400	398	2	0.5	1.7	2.7
Production and operations	9,155	1,454	7,701	529.6	38.7	9.7
Other direct costs	175	98	77	78.6	0.7	0.7

Total cost of services	10,605	3,387	7,218	213.1	44.9	22.6

Other expenses:
Advertising	676	567	109	19.2	2.9	3.8
Selling, general and administrative	9,328	6,592	2,736	41.5	39.5	44.1
Depreciation and amortization	1,010	672	338	50.3	4.3	4.5

Total other expenses	11,014	7,831	3,183	40.6	46.6	52.4

Income (loss) from operations	2,011	3,738	(1,727)	(46.2)	8.5	25.0

Interest and other income, net	15	454	(439)	(96.7)	0.1	3.0

Income (loss) from operations before income taxes	2,026	4,192	(2,166)	(51.7)	8.6	28.0

Income tax provision (benefit)	643	1,798	(1,155)	(64.2)	2.7	12.0

Net income (loss)	$1,383	$2,394	$(1,011)	(42.2)%	5.9%	16.0%

(percentages may not add due to rounding)

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and September 30, 2008
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2009	2008	$	%	2009	2008
Revenues:
Advertising	$24,780	$26,594	$(1,814)	(6.8)%	41.4%	67.0%
Subscriber fees	14,428	13,089	1,339	10.2	24.1	33.0
Production services	20,611	—	20,611	100.0	34.5	—

Total revenues	59,819	39,683	20,136	50.7	100.0	100.0

Cost of services:
Programming	3,983	5,133	(1,150)	(22.4)	6.7	12.9
Satellite transmission fees	1,195	1,573	(378)	(24.0)	2.0	4.0
Production and operations	23,960	4,477	19,483	435.2	40.1	11.3
Other direct costs	382	290	92	31.7	0.6	0.7

Total cost of services	29,520	11,473	18,047	157.3	49.3	28.9

Other expenses:
Advertising	2,032	2,593	(561)	(21.6)	3.4	6.5
Selling, general and administrative	26,998	21,342	5,656	26.5	45.1	53.8
Depreciation and amortization	2,897	1,904	993	52.2	4.8	4.8

Total other expenses	31,927	25,839	6,088	23.6	53.4	65.1

Loss from operations	(1,628)	2,371	(3,999)	(168.7)	(2.7)	6.0

Interest and other income, net	66	1,400	(1,334)	(95.3)	0.1	3.5

Loss from operations before income taxes	(1,562)	3,771	(5,333)	(141.4)	(2.6)	9.5

Income tax provision (benefit)	(663)	1,887	(2,550)	(135.1)	(1.1)	4.8

Net loss	$(899)	$1,884	$(2,783)	(147.7)%	(1.5)%	4.7%

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
Our Production Services segment revenue is primarily project-based with the majority of these projects generally being scheduled during the second half of the year and are expected to account for approximately 70% of Production Services total annual revenues. Consequently, the results from operations for this segment during the first half of the year are not expected to be profitable.
The Company’s total revenue increased 58.0% and 50.7% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. This increase was primarily due to the inclusion of approximately $9.3 and $20.6 million for the three and nine month periods ended September 30, 2009, respectively, in production services revenue from our Production Services segment. The advertising revenue decrease from our TOC segment of 5.6% and 6.8% for the three and nine months ended September 30, 2009, respectively, was due primarily to a decrease in demand caused by current economic conditions. The decrease in subscriber fees from our TOC segment of 1.3% for the three months ended September 30, 2009 was primarily caused by adding a significant number of subscribers during the quarter. The increase in subscriber fees from our TOC segment of 10.2% for the nine months ended September 30, 2009, was primarily due to rate increases and an increase in subscribers from new subscription agreements.

Our total cost of services increased 213.1% for the three months ended September 30, 2009 as compared to the same period in 2008 and increased 157.3% for the nine months ended September 30, 2009 as compared to the same period in 2008. This increase was primarily due to the inclusion of approximately $7.9 and $19.8 million in production and operations costs from our Production Services segment for the three and nine month periods ended September 30, 2009, respectively. Cost of services from our TOC segment to provide our broadcast signal, programming and production services decreased 2.2% for the three months ended September 30, 2009 as compared to the same period in 2008 due primarily to decreases in personnel compensation costs and decreased 3.3% for the nine months ended September 30, 2009 as compared to the same period in 2008 due primarily to decreases in programming expense and satellite transmission fees.
Other expenses increased 40.6% for the three months ended September 30, 2009 as compared to the same period in 2008 and increased 23.6% for the nine months ended September 30, 2009 as compared to the same period in 2008. This increase was primarily due to the inclusion of approximately $2.4 and $7.5 million in selling, general and administrative expenses and depreciation and amortization related to our Production Services segment for the three and nine month periods ended September 30, 2009, respectively. Other expenses from our TOC segment increased 11.0% for the three months ended September 30, 2009 due primarily to increased executive compensation expenses associated with the increase in subscribers from new subscriber agreements as compared to the same period in 2008. Other expenses from our TOC segment decreased 5.0% for the nine months ended September 30, 2009 as compared to the same period in 2008 due primarily to reduced legal and accounting fees, reduced marketing expenditures and a reduction in our provision for doubtful accounts, partially offset by revised compensation plans for our senior executives.
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
Total revenues for the three months ended September 30, 2009 were $23,630,000, an increase of $8,674,000, or 58.0%, compared to revenues of $14,956,000 for the three months ended September 30, 2008. Total revenues for the nine months ended September 30, 2009 were $59,819,000, an increase of $20,136,000, or 50.7%, compared to revenues of $39,683,000 for the nine months ended September 30, 2008. The net increases were the result of changes in several items comprising revenue as discussed below.
Advertising revenue for the three months ended September 30, 2009 was $9,881,000, a decrease of $591,000 or 5.6% compared to $10,472,000 for the three months ended September 30, 2008. Advertising revenue for the nine months ended September 30, 2009 was $24,780,000, a decrease of $1,814,000 or 6.8% compared to $26,594,000 for the nine months ended September 30, 2008. For September 2009, Nielsen estimated that Outdoor Channel had 31.2 million subscribers compared to 29.8 million for the same period a year ago. The decrease in advertising revenue for the three and nine months ended September 30, 2009 principally reflects decreased demand for our advertising inventory caused by the current economic conditions. We expect demand for our advertising inventory will fluctuate within our programming genre niche due primarily to current economic conditions. These conditions make it harder to estimate future revenues because the advertisers are generally buying inventory much closer to the actual time of airing instead of contracting for the advertising inventory in advance.
Nielsen revises its estimate of the number of subscribers to our channel each month, and for November 2009 Nielsen’s estimate was at 33.1 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base, and we have seen it decrease over the past year. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might report declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.
Subscriber fees for the three months ended September 30, 2009 were $4,427,000, a decrease of $57,000 or 1.3% compared to $4,484,000 for the three months ended September 30, 2008. This decrease was primarily due to the effect of some distributors obtaining a lower subscriber fee under the terms of our standard rate card for all prior subscribers in connection with adding significant new subscribers during the three months ended September 30, 2009. For the new subscribers added during the three months ended September 30, 2009, we paid launch support fees to the distributors which was capitalized and will be amortized over the remaining period of the agreement we have with each such distributor. Thus, for the foreseeable future we will receive little to no net incremental subscriber fees from such incremental subscribers, and we currently expect our subscriber fee revenue to remain relatively constant for the immediate future, except for contractual, annual rate increases established in our long-term agreements with the distributors. However, we continue to plan to increase our subscriber base and may utilize various means including deployment of rate relief for new and existing subscribers and payment of subscriber acquisition or launch support fees among other tactics. As discussed above, such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry Outdoor Channel to the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to other direct costs. As a result of a combination of these tactics, our net subscriber fee revenue may decrease if we choose to deploy this strategy.
Subscriber fees for the nine months ended September 30, 2009 were $14,428,000, an increase of $1,339,000 or 10.2% compared to $13,089,000 for the nine months ended September 30, 2008. The increase in subscriber fees was primarily due to rate increases and an increase in subscribers.
Production services revenue for the three months ended September 30, 2009 was $9,322,000, a decrease of $2,305,000 or 19.8% as compared to $11,627,000 for the three months ended September 30, 2008 which was prior to our acquisition of Winnercomm. Production services revenue for the nine months ended September 30, 2009 was $20,611,000, a decrease of $13,118,000 or 38.9% as compared to $33,729,000 for the nine months ended September 30, 2008 which was prior to our acquisition of Winnercomm. The decrease for the three and nine months ended September 30, 2009 was due primarily to the non-renewal of several production contracts which expired prior to our acquisition of Winnercomm and revenue from several one-time production events which did not occur in the corresponding current year periods.
Cost of Services
Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. In addition, cost of services includes production related labor and other costs related to our Production Services segment. Total cost of services for the three months ended September 30, 2009 was $10,605,000, an increase of $7,218,000 or 213.1%, compared to $3,387,000 for the three months ended September 30, 2008. Total cost of services for the nine months ended September 30, 2009 was $29,520,000, an increase of $18,047,000 or 157.3%, compared to $11,473,000 for the nine months ended September 30, 2008. As a percentage of revenues, total cost of services was 44.9% and 22.6% in the three months ended September 30, 2009 and 2008, respectively. As a percentage of revenues, total cost of services was 49.3% and 28.9% in the nine months ended September 30, 2009 and 2008, respectively.
Programming expenses for the three months ended September 30, 2009 were $875,000, a decrease of $562,000 or 39.1% compared to $1,437,000 for the three months ended September 30, 2008. Programming expenses for the nine months ended September 30, 2009 were $3,983,000, a decrease of $1,150,000 or 22.4% compared to $5,133,000 for the three months ended September 30, 2008. The decrease was principally a result of a higher proportion of shows being aired over 4 quarters (versus two quarters) for the three and nine months ended September 30, 2009 as compared to the corresponding periods ended September 30, 2008 as well as lower expenses incurred with some programs being produced internally by the Production Services segment.
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

Satellite transmission fees for the three months ended September 30, 2009 were $400,000, an increase of $2,000, or 0.5%, compared to $398,000 for the three months ended September 30, 2008. Satellite transmission fees for the nine months ended September 30, 2009 were $1,195,000, a decrease of $378,000, or 24.0%, compared to $1,573,000 for the nine months ended September 30, 2008. This decrease was primarily due to lower monthly fees associated with our new satellite agreement which became effective during the three months ended June 2008.
Production and operations costs for the three months ended September 30, 2009 were $9,155,000, an increase of $7,701,000, or 529.6%, compared to $1,454,000 for the three months ended September 30, 2008. Production and operations costs for the nine months ended September 30, 2009 were $23,960,000, an increase of $19,483,000, or 435.2%, compared to $4,477,000 for the nine months ended September 30, 2008. The increase in costs relates primarily to the inclusion of costs associated with our Production Services segment. Production and operations costs for the three months ended September 30, 2009 from our TOC segment were $1,382,000, a decrease of $72,000, or 5.0%, compared to $1,454,000 for the three months ended September 30, 2008. Production and operations costs for the nine months ended September 30, 2009 from our TOC segment were $4,588,000, an increase of $111,000, or 2.5%, compared to $4,477,000 for the nine months ended September 30, 2008. The decrease in costs for our TOC segment for the three ended September 30, 2009 relates primarily to lower personnel and related compensation costs of approximately $33,000 and decreased broadband services. The increase in costs for our TOC segment for the nine months ended September 30, 2009 relates primarily to higher personnel and related compensation costs of approximately $164,000 and increased professional fees of approximately $105,000 partially offset by a decrease in production costs associated with an annual marketing event of approximately $84,000 and a decrease in signal receivers, computers and software, and equipment rentals of approximately $79,000. Production and operation expenses for our Production Services segment primarily consist of costs directly associated with producing and providing services for customer-owned telecasts as well as web site design and marketing. Production and operations costs for the three months ended September 30, 2009 from our Production Services segment were $7,773,000, a decrease of $1,895,000 or 19.6% as compared to $9,668,000 for the three months ended September 30, 2008 which was prior to our acquisition of Winnercomm. Production and operations costs for the nine months ended September 30, 2009 from our Production Services segment were $19,372,000, a decrease of $7,181,000 or 27.0% as compared to $26,553,000 for the nine months ended September 30, 2008 which was prior to our acquisition of Winnercomm. The decrease for the three and nine months ended September 30, 2009 was due primarily to production costs incurred on several one-time production events and contractual events during the three and nine months ended September 30, 2008 which did not occur in the corresponding current year periods.
Other direct costs for the three months ended September 30, 2009 were $175,000, an increase of $77,000, or 78.6%, compared to $98,000 for the three months ended September 30, 2008. Other direct costs for the nine months ended September 30, 2009 were $382,000, an increase of $92,000, or 31.7%, compared to $290,000 for the nine months ended September 30, 2008. We anticipate other direct costs will increase over the foreseeable future due to the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.
Other Expenses
Other expenses consist of the cost of advertising, selling, general and administrative expenses and depreciation and amortization.
Total other expenses for the three months ended September 30, 2009 were $11,014,000, an increase of $3,183,000 or 40.6%, compared to $7,831,000 for the three months ended September 30, 2008. Total other expenses for the nine months ended September 30, 2009 were $31,927,000, an increase of $6,088,000 or 23.6%, compared to $25,839,000 for the nine months ended September 30, 2008. As a percentage of revenues, total other expenses were 46.6% and 52.4% in the three months ended September 30, 2009 and 2008, respectively. As a percentage of revenues, total other expenses were 53.4% and 65.1% in the nine months ended September 30, 2009 and 2008, respectively.
Advertising expenses for the three months ended September 30, 2009 were $676,000, an increase of $109,000 or 19.2% compared to $567,000 for the three months ended September 30, 2008. The increase for the three months ended September 30, 2009 was primarily due to increased promotions in magazines and other print media of current and future programming in connection with our strategic marketing partnership. Advertising expenses for the nine months ended September 30, 2009 were $2,032,000, a decrease of $561,000 or 21.6% compared to $2,593,000 for the nine months ended September 30, 2008. The decrease for the nine months ended September 30, 2009 was primarily due to management’s decision to reduce overall spending on advertising materials, programs and campaigns.
Selling, general and administrative expenses for the three months ended September 30, 2009 were $9,328,000, an increase of $2,736,000 or 41.5% compared to $6,592,000 for the three months ended September 30, 2008. Selling, general and administrative expenses for the nine months ended September 30, 2009 were $26,998,000, an increase of $5,656,000 or 26.5% compared to $21,342,000 for the nine months ended September 30, 2008. As a percentage of revenues, selling, general and administrative expenses were 39.5% and 44.1% for the three months ended September 30, 2009 and 2008, respectively. As a percentage of revenues, selling, general and administrative expenses were 45.1% and 53.8% for the nine months ended September 30, 2009 and 2008, respectively. The increase in selling, general and administrative expenses relates primarily to the inclusion of expenses of our Production Services segment. Selling, general and administrative expenses for the three months ended September 30, 2009 from our TOC segment were $7,472,000, an increase of $880,000, or 13.3%, compared to $6,592,000 for the three months ended September 30, 2008. Selling, general and administrative expenses for the nine months ended September 30, 2009 from our TOC segment were $20,985,000, a decrease of $357,000, or 1.7%, compared to $21,342,000 for the nine months ended September 30, 2008. The increase during the three months ended September 30, 2009 was primarily due to revised compensation plans for our executives and increased executive bonus compensation related to the increases in subscribers from new subscriber agreements of approximately $1,053,000, partially offset by reductions in legal and accounting fees of approximately $218,000. The decrease during the nine months ended September 30, 2009 was primarily due to reduced legal and accounting fees of approximately $874,000 associated with the elimination of duplicate audit and tax service providers incurred in connection with the transition of audit and tax service providers and reduced use of outside legal services compare to the corresponding period in 2008. In addition, expenses related to annual marketing events decreased approximately $1,096,000 and our provision for doubtful accounts decreased approximately $244,000 as compared to the corresponding period of the prior year. These decreases were partially offset by revised compensation plans for our executives and increased executive bonus compensation related to the increases in subscribers from new subscriber agreements which increased approximately $1,894,000 during the nine months ended September 30, 2009 as compared to the same period in 2008.
Selling, general and administrative expenses related to our Production Services segment for the three months ended September 30, 2009 were $1,856,000, a decrease of $1,649,000 or 47.0% as compared to $3,505,000 for the three months ended September 30, 2008 which was prior to our acquisition of Winnercomm. Selling, general and administrative expenses related to our Production Services segment for the nine months ended September 30, 2009 were $6,013,000, a decrease of $4,641,000 or 43.6% as compared to $10,654,000 for the nine months ended September 30, 2008 which was prior to our acquisition of Winnercomm. The decrease for the three and nine months ended September 30, 2009 was due primarily to reductions in personnel and related compensation expenses which were terminated and not included in our acquisition of Winnercomm.
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
Depreciation and amortization for the three months ended September 30, 2009 were $1,010,000, an increase of $338,000 or 50.3% compared to $672,000 for the three months ended September 30, 2008. Depreciation and amortization for the nine months ended September 30, 2009 were $2,897,000, an increase of $993,000 or 52.2% compared to $1,904,000 for the nine months ended September 30, 2008. The increase in depreciation and amortization primarily relates to increases in fixed and intangible assets from the acquisition of our Production Services segment.
Income (Loss) from Operations
Income (loss) from operations for the three months ended September 30, 2009 was income of $2,011,000, a decrease of $1,727,000 compared to income of $3,738,000 for the three months ended September 30, 2008. Income (loss) from operations for the nine months ended September 30, 2009 was a loss of $1,628,000, a decrease of $3,999,000 compared to income of $2,371,000 for the nine months ended September 30, 2008. As discussed above, the increase in our loss from operations was driven by losses in our Production Services segment. This loss was partially offset by growth in our subscriber fees and reduced programming, satellite, production, advertising and selling, general and administrative expenses in our TOC segment. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.

Interest and Other Income, Net
Interest and other income, net for the three months ended September 30, 2009 was $15,000, a decrease of $439,000 compared to $454,000 for the three months ended September 30, 2008. Interest and other income, net for the nine months ended September 30, 2009 was $66,000, a decrease of $1,334,000 compared to $1,400,000 for the nine months ended September 30, 2008. This decrease was primarily due to lower interest rates and lower average balances of cash and cash equivalents and investments in available-for-sale securities. We anticipate these trends to continue in the near-term, and therefore we expect a decline in interest earned in future periods.
Income (Loss) from Operations Before Income Taxes
Income (loss) from operations before income taxes as a percentage of revenues was 8.6% for the three months ended September 30, 2009 compared to 28.0% for the three months ended September 30, 2008. We generated income before income taxes for the three months ended September 30, 2009 amounting to $2,026,000, a change of $2,166,000 compared to income of $4,192,000 for the three months ended September 30, 2008. The loss from operations from our Production Services segment for the three months ended September 30, 2009 was $314,000. Income (loss) from operations before income taxes as a percentage of revenues was (2.6)% for the nine months ended September 30, 2009 compared to 9.5% for the nine months ended September 30, 2008. We incurred a loss before income taxes for the nine months ended September 30, 2009 amounting to $1,562,000, a change of $5,333,000 compared to income of $3,771,000 for the nine months ended September 30, 2008. The loss from operations from our Production Services segment for the nine months ended September 30, 2009 was $5,259,000.
Income Tax Provision (Benefit)
Income tax provision (benefit) for the three months ended September 30, 2009 was a provision of $643,000, a change of $1,155,000 as compared to a provision of $1,798,000 for the three months ended September 30, 2008. Income tax provision (benefit) for the nine months ended September 30, 2009 was a benefit of $663,000, a change of $2,550,000 as compared to a provision of $1,887,000 for the nine months ended September 30, 2008. The income tax provision (benefit) reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
The income tax provision (benefit) reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2009 included a discrete tax expense of $10,000 and $229,000, respectively, related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded. In addition, a discrete tax expense of $74,000 related to a change in the future statutory tax rate for the state of California was reflected in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2009.
Net Income (Loss)
Net income (loss) for the three months ended September 30, 2009 was income of $1,383,000, a decrease of $1,011,000 compared to income of $2,394,000 for the three months ended September 30, 2008. Net income (loss) for the nine months ended September 30, 2009 was a loss of $899,000, a decrease of $2,783,000 compared to income of $1,884,000 for the nine months ended September 30, 2008. The larger loss was due to the reasons stated above.
Liquidity and Capital Resources
We generated $2,895,000 of cash in our operating activities in the nine months ended September 30, 2009, compared to generating cash of $8,467,000 in the nine months ended September 30, 2008 and had a cash and cash equivalent balance of $23,223,000 at September 30, 2009, a decrease of $37,034,000 from the balance of $60,257,000 at December 31, 2008. The decrease in cash flows from operating activities in the nine months ended September 30, 2009 compared to the same period in 2008 was due primarily to increases in operating expenses associated with our Production Services segment. Net working capital decreased to $63,141,000 at September 30, 2009, compared to $70,250,000 at December 31, 2008, primarily due to the acquisition of Winnercomm.
As of September 30, 2009, we held $5,945,000 of auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at September 30, 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.
We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Net cash used by investing activities was $39,100,000 in the nine months ended September 30, 2009 compared to cash provided of $38,142,000 for the nine months ended September 30, 2008. The increase in cash used by investing activities related principally to the purchases of short-term available-for-sale securities, our acquisition of Winnercomm and an increase in capital expenditures for fixed asset replacements. The cash provided for the nine months ended September 30, 2008 related primarily to the net proceeds received from the sale of available-for-sale and auction-rate securities.
Cash used by financing activities was $829,000 in the nine months ended September 30, 2009 compared to cash used of $14,552,000 in the nine months ended September 30, 2008. The cash used by financing activities in the nine months ended September 30, 2009 was principally the cash used for the purchase and retirement of our common stock in connection with the stock repurchase plan and the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. For the nine months ended September 30, 2008, cash used by financing activities was principally the purchase of stock in connection with the stock repurchase plan and the purchase and retirement of treasure shares as employees used stock to satisfy withholding taxes related to vesting of restricted shares.
On September 15, 2009, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2010 and renewing the total amount which can be drawn upon under the Revolver at $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate plus 0.25% or LIBOR plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of September 30, 2009, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.
As of September 30, 2009, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At September 30, 2009, our investment portfolio included available-for-sale securities of $31,990,000 and auction-rate securities with long-term maturities of $5,945,000. At December 31, 2008, our investment portfolio included auction-rate securities of $6,456,000. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the interest yield of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.
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
As of September 30, 2009 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.
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
On September 9, 2009, we filed a complaint in the Superior Court for the State of California, County of Riverside, against Barrett Productions, Inc. seeking damages for breach of written contract and unjust enrichment. This complaint presently seeks aggregate general damages of less than $75,000 plus court costs and expenses.
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
The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems, telephone companies, which we refer to as telcos, and multiple system operators’, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs, satellite and telco service providers, having such relationship or agreement with an MSO does not always ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite or telco service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers the service providers the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular service provider. In addition, under the terms of some of our agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with one of the major service providers as of September 30, 2009, although we continue to distribute our channel via such service provider on a month-to-month basis. If we are unable to renew this distribution agreement for a committed number of subscribers or for a multi-year term, we could lose, or be subject to a loss of, a substantial number of subscribers. If a service provider discontinues or refrains from carrying Outdoor Channel, or decides to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.
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
As of September 30, 2009, our investments in auction-rate securities included $5.9 million of high-grade (at least A3 rated) auction-rate securities issued primarily by closed end preferred and municipalities. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of September 30, 2009, we had investments in three auction-rate securities which totaled $5.9 million, net.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-Q a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of September 30, 2009, based on management’s evaluation, our internal control over financial reporting was effective. However, if we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Generally, all of our employees are “at-will”, however, we have entered into employment agreements with employees in key positions, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer of our wholly owned subsidiary, Winnercomm, Inc. Any of our officers or key employees could leave at any time, and we generally do not have “key person” life insurance policies covering our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. The loss of Perry T. Massie, our Chairman of the Board, Roger L. Werner, Jr., our CEO and President, Thomas E. Hornish, our COO and General Counsel, Shad L. Burke, our Chief Financial Officer or James E. Wilburn, CEO of our wholly owned subsidiary Winnercomm, Inc., could adversely impact our business. To attract and retain qualified personnel, we may be required to grant large option or other share-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

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
A significant portion of our assets consists of goodwill. We test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill and a noncash charge would be required. Such a charge could have a significant effect on our reported net earnings.
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
A summary of the Company’s share repurchase activity is as follows:

			Total Number	Maximum
			of Shares	Approximate Dollar
			Purchased as	Value that May Yet
	Total Number		Part of Publicly	Be Used to Purchase
	of Shares	Average Price	Announced	Shares Under the
Period	Purchased	Paid per Share	Program	Program
March 3, 2009 through March 31, 2009	57,000	$5.33	57,000	$9,694,412

April 1, 2009 through April 30, 2009	—	—	—

May 1, 2009 through May 31, 2009	—	—	—

June 1, 2009 through June 30, 2009	7,500	5.50	7,500	9,652,937

July 1, 2009 through July 31, 2009	—	—	—

August 1, 2009 through August 31, 2009	—	—	—

September 1, 2009 through September 30, 2009	—	—	—

Total	64,500	$5.42	64,500

The stock repurchase program commenced March 3, 2009 and will cease upon the earlier of December 31, 2009 or completion of the program.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
None.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.36	Amended and Restated Employment Agreement with Roger L. Werner, Jr. dated April 14, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference)

10.37	Employment Agreement with Thomas E. Hornish dated April 14, 2009 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference)

10.38	Employment Agreement with Shad L. Burke dated April 14, 2009 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference)

10.39	Employment Agreement with James E. Wilburn dated May 6, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 8, 2009 and incorporated herein by reference)

10.40	Amendment to Loan Agreement and Note dated September 14, 2009 by and between U.S. Bank N.A. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2009 and incorporated herein by reference)

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1 *	Section 1350 Certification by Chief Executive Officer

32.2 *	Section 1350 Certification by Chief Financial Officer

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Shad L. Burke
Shad L. Burke
Authorized Officer, Chief Financial Officer and Principal Accounting Officer Date: November 5, 2009