Form 10-K
period 2009-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2010-03-16
CIK 760326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-17287
OUTDOOR CHANNEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0074499 (I.R.S. Employer Identification No.)

43445 Business Park Dr., Suite 103 Temecula, California (Address of principal executive offices)	92590 (Zip Code)
Registrant’s telephone number, including area code:
(951) 699-6991

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $88.2 million computed by reference to the closing price on such date.

On March 12, 2010, the number of shares of common stock outstanding of the registrant’s common stock was 25,449,266.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

OUTDOOR CHANNEL HOLDINGS, INC.
FORM 10-K

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Annual Report on Form 10-K contain both historical and forward-looking statements. Our actual results could differ materially from those discussed in any forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties, and are not guarantees of performance. These forward-looking statements represent our estimates and assumptions only as of the date of this report. In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “contemplates,” “intends,” “depends,” “should,” “could,” “would,” “may,” “potential,” “target,” “goals,” or similar expressions, or when we discuss our strategy, plans or intentions, we are making forward-looking statements. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and other reports that we file with the Securities and Exchange Commission.

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

PART I

ITEM 1.	BUSINESS.

Outdoor Channel Holdings, Inc. is an entertainment and media company with operations in the following segments:

•	THE OUTDOOR CHANNEL: The Outdoor Channel, or TOC, segment is comprised of The Outdoor Channel, Inc., a wholly owned indirect subsidiary of Outdoor Channel Holdings, Inc. It operates Outdoor Channel®, a national television network devoted to traditional outdoor related lifestyle programming.

•	PRODUCTION SERVICES: Our Production Services segment is comprised of Winnercomm, Inc., a Delaware corporation (“Winnercomm”), CableCam, Inc., a Delaware corporation (“CableCam”) and SkyCam, Inc., a Delaware corporation (“SkyCam”). The Production Services businesses relate to the production, development and marketing of sports programming.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. and its subsidiaries, collectively, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of its subsidiaries.

For the year ended December 31, 2009, contributions to our consolidated revenues from our segments were as follows: TOC 61% and Production Services 39%.

Outdoor Channel Holdings, Inc. was originally incorporated in Alaska in 1984. On September 8, 2004, we acquired all of the outstanding shares of The Outdoor Channel, Inc. that we did not previously own. Effective September 15, 2004 we reincorporated from Alaska into Delaware. Outdoor Channel Holdings, Inc. wholly owns OC Corporation which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel®, a national television network devoted to traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming.

On January 12, 2009, we entered into and completed an asset purchase agreement with Winnercomm, Inc., an Oklahoma corporation and wholly owned subsidiary of Winnercomm Holdings, Inc., a Delaware corporation, Cablecam, LLC, an Oklahoma limited liability company, and Skycam, LLC, an Oklahoma limited liability company (collectively, the “Sellers”), pursuant to which the Company purchased certain assets and assumed certain liabilities of the Sellers and formed Winnercomm, CableCam and SkyCam. Outdoor Channel Holdings wholly owns Winnercomm which in turn wholly owns CableCam and SkyCam (collectively referred to as “Production Services”). The Production Services businesses relate to the production, development and marketing of sports programming.

TOC (61%, 100% and 100% of the Company’s consolidated revenues in 2009, 2008 and 2007, respectively)

Outdoor Channel® was established in 1993 and began broadcasting 24 hours a day in May 1994. Since inception, we have been committed to providing excellent programming and customer service to our distribution partners. TOC’s target audience is comprised of sportsmen and outdoor enthusiasts throughout the U.S. As of December 31, 2009, we had relationships or agreements with all of the largest cable and satellite companies, as well as both telephone companies offering video service, in the U.S. According to estimates by Nielsen, Outdoor Channel was subscribed to by approximately 34.1 million households in December 2009.

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

Outdoor Channel Sources of Revenue

Advertising revenue is generated from the sale of advertising time on our website and Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on Outdoor Channel. Subscriber fees are generated from cable and satellite and telecommunications service providers who pay monthly subscriber fees to us for the right to broadcast our channel. No single customer of ours accounts for greater than 10% of our total revenue. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network.

Advertising Fees

We have two primary forms of advertising fees, short-form and long-form.

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

Advertisers purchase from us the one minute of advertising time per half hour that is reserved for the local service providers at a discount understanding that some of the service providers may superimpose their own spots over the advertising that we have inserted in the program, causing these advertisements to be seen by less than all of the viewers of any program. All of this advertising time is sold to direct response advertisers. Direct response advertisers rely on direct appeals to our viewers to purchase products or services from toll-free telephone numbers or web sites and generally pay lower rates than national advertisers.

For the advertising time that we retain for our own account, we endeavor to sell this time to national advertisers and their advertising agencies, or endemic advertisers with products or services focused on traditional outdoor activities. The price we are able to charge for this advertising time is dependent on market conditions, perceived desirability of our viewers and, as estimated by Nielsen, the number of households subscribing to Outdoor Channel and actually viewing programs (ratings). If we are unable to sell all of this advertising time to national advertisers or their agencies, or endemic advertisers, we sell the remaining time to direct response advertisers. The majority of our revenue from short-form advertising is a result of arrangements with advertising agencies, for which we pay a commission. However, we have some relationships with marketers who buy directly from us.

For the advertising time that we sell to third-party producers, we receive revenue directly from the producers for the advertising time during their programs. This revenue is generally at a lower rate than we may have received if we were to retain such time and sell it ourselves. The producers then resell this advertising time to others or use this time to advertise their own products or services.

Our advertising revenue tends to reflect seasonal patterns of advertising expenditures, which is common in the media industry. Typically, our advertising revenue from short-form advertising is greatest during the third quarter of each year and the fourth quarter is greater than the first or second quarter of each year.

Long-form Advertising.  Long form advertisements are infomercials that we typically run for 30 minutes, many of which are during the overnight hours, with some during the weekday morning hours as well. In the future, we may reduce the programming time used for infomercials by replacing it with traditional outdoor programming.

We also generate advertising revenue from our websites. We sell advertising on our websites both on a stand-alone basis and as part of advertising packages for Outdoor Channel.

Subscriber Fees

Cable, satellite and telecommunication service providers typically pay monthly subscriber fees to us for the right to broadcast our channel. Our service provider contracts typically range from 4 to 6 years, although some may be shorter, and contain an annual increase in the monthly subscriber fees we charge. Our contracts also contain volume discounts for increased distribution by any one service provider. In order to stimulate distribution growth, we are offering a tiered rate card that provides lower subscriber fees for broader carriage on individual systems. This new rate card may cause our average monthly subscriber fee rates to decrease depending on the levels of carriage by the individual cable systems in the future. At present our subscriber fees average approximately $0.05 per subscriber per month.

Outdoor Channel Programming

We offer our programming in thematic blocks which, subject to change, will be nightly programming blocks oriented around the following themes: Mondays — Off-Road Motorsports; Tuesdays — Big Game Hunting; Wednesdays — Shooting Sports; Fridays — Fishing; and Sundays — Big Game Hunting.

We either acquire or produce a program in-house or we license a program from a third party. We have been producing in-house programs since our founding in 1993. In 2009 we produced 31 regularly scheduled programs. Third-party programming license agreements typically provide that the producers retain ownership of the programming and that Outdoor Channel is entitled to air each episode several times per week for periods ranging from three months to three years. Substantially, all of our programming contracts with third parties allow us exclusive U.S. rights and non-exclusive foreign rights during the term of the licensing agreement.

Outdoor Channel Competition

Our network competes with other television channels for distribution, audience viewership and advertising sales. Outdoor Channel competes with other television channels to be included in the offerings of each system provider and for placement in the packaged offerings having the most subscribers. In addition, each television channel focusing on a particular form of content competes directly with other channels offering similar programming. In the case of Outdoor Channel, we compete for distribution and viewers with other television networks aimed at our own target audience which we believe consists primarily of males between the ages of 18 and 54. We believe such competitors include Versus (formerly OLN), Spike TV, ESPN and others. It is possible that these or other competitors, many of which have substantially greater financial and operational resources than us, could revise their programming to offer more traditional outdoor activities such as hunting, fishing, shooting and other topics which are of interest to our viewers.

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

We also compete with television networks that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In addition, large cable companies have the financial and technological resources to create and distribute their own channels. For instance, Versus (“VS”) is owned and operated by Comcast, the largest MSO in the U.S. We believe that while VS currently offers some blocks of similar programs, there is a substantial difference between the two networks. Outdoor Channel emphasizes traditional outdoor activities, such as fishing and hunting, while VS currently features a significant amount of programming concerning competitive, or extreme sports. As Outdoor Channel becomes more established, however, it is possible that other channels may attempt to offer programming similar to ours. For example, The Sportsman Channel and the Pursuit Channel have already begun offering programming similar to ours, and other nascent channels continue to indicate that their programming will eventually be similar to ours in content. With respect to the sale of advertising time, Outdoor Channel competes with other pay television networks, broadcast networks, local over-the-air television stations, satellite and broadcast radio and other advertising media such as various print media and the internet.

PRODUCTION SERVICES (39% of the Company’s consolidated revenues in 2009)

Our Production Services segment is comprised of Winnercomm, CableCam and SkyCam. On January 12, 2009, the Company entered into and completed an asset purchase agreement with Winnercomm, Inc., an Oklahoma corporation and wholly owned subsidiary of Winnercomm Holdings, Inc., a Delaware corporation, Cablecam, LLC, an Oklahoma limited liability company, and Skycam, LLC, an Oklahoma limited liability company (collectively, the “Sellers”), pursuant to which the Company purchased certain assets and assumed certain liabilities of the Sellers and formed Winnercomm, SkyCam and CableCam. Outdoor Channel Holdings wholly owns Winnercomm, which in turn wholly owns CableCam and SkyCam.

Winnercomm.  Winnercomm produces, develops and markets sports and other television programming. Programming produced either for our network or for third parties includes bowling, rodeo, golf, softball, hunting and fishing. Winnercomm markets and sells media advertising and sponsorship opportunities and has sales offices in New York. Properties Winnercomm represents for advertising and sponsorship sales include Pro Bowlers Association, Pro Rodeo Cowboys Association, and Amateur Softball Association. Winnercomm also provides marketing services, including traditional advertising agency services and website development and maintenance, to a range of clients including sports leagues and corporate customers, including Ladies Professional Golf Association and the Chickasaw Nation.

Winnercomm Competition.  As a producer of programming, the Company competes with network studios and television production groups, as well as independent producers to win contracts to produce programming. As an advertising and sponsorship representative, Winnercomm competes with other sales representation firms to win the rights to market and sell, either on an exclusive or non-exclusive basis, the media assets of properties. Once selected as sales representative, Winnercomm competes to place advertising with sponsors against television networks, sales representation firms and other media. As a provider of marketing services, including traditional agency services and web services, Winnercomm competes against national and regional advertising agencies, interactive development companies and “in house” teams of prospective clients to win contract-based projects and service agreements.

CableCam and SkyCam.  CableCam and SkyCam are companies that design, manufacture and operate suspended mobile aerial camera systems. Our cameras capture broadcast quality aerial views of various sporting and entertainment events and have played a significant role in changing the way sports and other entertainment programming are broadcasted both domestically and internationally. During an entertainment or sporting event, the cameras are suspended above the playing or viewing field and are remotely controlled by specially trained personnel hired and managed by each company, who have the ability to move the cameras in up to three dimensions. Both companies source proprietary system components from a select group of vendors, and commodity system components from a wide range of vendors. SkyCam has offices in Broken Arrow, Oklahoma and CableCam has offices in Chatsworth, California.

CableCam and SkyCam Competition.  As a provider of aerial camera equipment and services, the Company competes with 5-10 providers in the mechanical automation and aerial filming production services market for coverage of entertainment and sporting events both in the US and overseas. SkyCam and CableCam are the largest providers of services in the sports-related aerial filming segment of the market in the US, but make up a significantly smaller portion of both the worldwide and broader market. For action-oriented events over large areas, an aerial camera is often the only way to put a camera close to the action. While aerial camera equipment is often desired by directors and producers, the systems can be cost prohibitive for smaller production budgets. For this reason, productions often rely on less expensive robotic cameras, track cameras, jib cameras and static cameras. Companies in the industry compete based on price, versatility, the quality of each system’s stability and image quality, the expertise of the personnel trained to operate the systems, the suitability of each system to a particular venue, and the proximity of equipment to the location of a particular event.

Production Services Revenues.  Production Services revenues are derived from all of the aforementioned services including fees for production services, retainers, commissions, and revenue splits for the sale of sponsorship and advertising, fees for providing agency services, and the delivery and maintenance of websites and fees for providing aerial camera equipment and services. Revenue at Production Services is primarily project-based with the majority of these projects generally being scheduled during the second half of the year. Revenues are typically collected once projects have been completed. Consequently, Production Services generally experiences higher revenue recognition during the second half of the year.

INTELLECTUAL PROPERTY

Our intellectual property assets principally include copyrights in television programming, websites and other content, patents for our aerial camera systems, trademarks in brands, names and logos, domain names and licenses of intellectual property rights of various kinds. It is our practice to protect our products. “Outdoor Channel®” is a registered trademark of The Outdoor Channel, Inc., “Winnercomm®” is a registered trademark of Winnercomm, Inc., “Cablecam®” is a registered trademark of CableCam, Inc. and “Skycam®” is a registered trademark of SkyCam, Inc. We have also filed for registration of other trademarks, none of which we consider material at this time. The protection of our brands and content are of primary importance. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and Internet/domain name statutes and laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign countries.

GOVERNMENT REGULATION

Our operations are subject to and affected by various government regulations, U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of local countries and international bodies. The operations of cable, satellite and telecommunications service providers, or distributors, are subject to the Communications Act of 1934, as amended, and to regulatory supervision by the FCC. Our uplink facility in Temecula, California is licensed by the FCC and must be operated in conformance with the terms and conditions of that license. The license is also subject to periodic renewal and ongoing regulatory requirements. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses

Local Cable Regulation

Cable television systems that carry our programming are regulated by municipalities or other local or state government authorities which have the jurisdiction to grant and to assign franchises, and to negotiate generally the terms and conditions of such franchises, including rates for basic service charged to subscribers, except to the extent that such jurisdiction is preempted by federal law. Any such rate regulation could place downward pressure on the potential subscriber fees we can earn.

Effect of “Must-Carry” Requirements

The Cable Act of 1992 imposed “must carry” or “retransmission consent” regulations on cable systems, requiring them to carry the signals of local broadcast television stations. Direct broadcast satellite (“DBS”) systems are also subject to their own must carry rules. The FCC recently adopted an order requiring cable systems, following the anticipated end of analog television broadcasting in June 2009, to carry the digital signals of local television stations that have must carry status and to carry the same signal in analog format, or to carry the signal in digital format alone, provided that all subscribers have the necessary equipment to view the broadcast content. The FCC’s implementation of these “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our network by cable television systems and DBS operators. Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect Outdoor Channel. We are unable to predict the outcome of future federal legislation, regulation or policies, or the impact of any such laws, regulations or policies on Outdoor Channel’s operations.

Closed Captioning and Advertising Restrictions on Children’s Programming

Our network must provide closed-captioning of programming for the hearing impaired and our programming and Internet websites intended primarily for children 12 years of age and under must comply with certain limits on advertising.

Obscenity Restrictions

Cable operators and other distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our network.

Regulation of the Internet

We operate several internet websites which we use to distribute information about and supplement our programs. Internet services are now subject to regulation in the United States relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Protection Act (COPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the United States, the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

Other Regulations

In addition to the regulations applicable to the cable television industries in general, we are also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies.

EMPLOYEES

The Company employed approximately 222 people as of December 31, 2009. None of our personnel are subject to collective bargaining agreements.

FINANCIAL INFORMATION ABOUT SEGMENTS

Information on the Company’s revenues, operating income, and identifiable assets appears in Note 13 to the Consolidated Financial Statements included in Item 8 hereof.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials we have filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the Public Reference Room. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information concerning issuers that file electronically with the Securities and Exchange Commission, including us. Our common stock is listed on The Nasdaq Global Market. We also maintain an internet site at http://www.outdoorchannel.com that contains information concerning us. Information included or referred to on our web site is not incorporated by reference in or otherwise a part of this report.

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

The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems, telephone companies, which we refer to as telcos, and multiple system operators, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs, satellite and telco service providers, having such relationship or agreement with an MSO does not always ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite or telco service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers the service providers the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular service provider. In addition, under the terms of some of our agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with one of the major service providers as of December 31, 2009, although we continue to distribute our channel via such service provider on a month-to-month basis. If we are unable to renew this distribution agreement for a committed number of subscribers or for a multi-year term, we could lose, or be subject to a loss of, a substantial number of subscribers. If a service provider discontinues or refrains from carrying Outdoor Channel, or decides to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.

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

A major component of our financial growth strategy is based on increasing the number of subscribers to our channel. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for our channels; overall growth in cable, satellite and telco subscribers; the popularity of our programming; our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, and maintenance of existing distribution; plus other factors that are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of our channel on cable, satellite and telco systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain our current subscriber fee rates. In particular, negotiations for new carriage agreements, or amendments to, or renewals of, current carriage agreements, are lengthy and complex, and we are not able to predict with any accuracy when such increases in our subscriber base may occur, if at all, or if we can maintain our current subscriber fee rates. If we are unable to grow our subscriber base or we reduce our subscriber fee rates, our subscriber and advertising revenues may not increase and could decrease. In addition, as we plan and prepare for such projected growth in our subscriber base, we plan to increase our expenses accordingly. If we are not able to increase our revenue to offset these increased expenses, and if our subscriber fee revenue decreases, our profitability could decrease.

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

Some organizations and individuals are seeking legal restrictions on certain aspects regarding the depiction of hunting and fishing. If such efforts are successful, it could significantly restrict our ability to air some of the content we currently have on Outdoor Channel plus much of the content which we hold in our library which could require significant, additional production and editing expense. In addition, altering such content may cause our viewers to decrease their viewing time, resulting in decreased ratings, which in turn would cause our advertising revenues to decrease, and this could negatively affect our operating results.

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

As of December 31, 2009, our investments in auction-rate securities included $5.9 million of high-grade (at least A3 rated) auction-rate securities comprised of two closed end perpetual preferred securities and one federally backed student loan municipal security. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of February 28, 2010, we had investments in three auction-rate securities which totaled $5.8 million, net.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of December 31, 2009, based on management’s evaluation, our internal control over financial reporting was effective. However, if we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

Our operating results depend significantly upon the generation of advertising revenue. Our ability to generate advertising revenues is largely dependent on our Nielsen ratings, which estimates the number of viewers of Outdoor Channel, and this directly impacts the level of interest of advertisers and rates we are able to charge. If we fail to program popular shows that maintain or increase our current number of viewers, our Nielsen ratings could decline, which in turn could cause our advertising revenue to decline and adversely impact our business and operating results. In addition, if we fail to program popular shows, the number of subscribers to our channel may also decrease, resulting in a decrease in our subscriber fee and advertising revenue.

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

Our systems and operations may be vulnerable to damage or interruption from earthquakes, tornadoes, floods, fires, power loss, telecommunication failures and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism. Since our production facilities for Outdoor Channel are all located in Temecula, California, our CableCam operations are located in Chatsworth, California, and all of our Winnercomm and SkyCam operations are in Tulsa and Broken Arrow, Oklahoma, respectively, the results of such events could be particularly disruptive because we do not have readily available alternative facilities from which to conduct our respective businesses. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services. Interruptions in our services could harm our reputation and reduce our revenues and profits.

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

Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Generally, all of our employees are “at-will”, however, we have entered into employment agreements with employees in key positions, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chairman of our wholly owned subsidiary, Winnercomm, Inc. Any of our officers or key employees could leave at any time, and we generally do not have “key person” life insurance policies covering our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. To attract and retain qualified personnel, we may be required to grant large option or other share-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.

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

Our stock has historically been and continues to be traded at relatively low volumes and therefore has been subject to price volatility. Various factors contribute to the volatility of our stock price, including, for example, low trading volume, quarterly variations in our financial results, increased competition and general economic and market conditions. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. There can be no assurance that a more active trading market in our stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources. On February 25, 2009, the Company entered into a Rule 10b5-1 stock repurchase plan to repurchase up to $10 million of its stock. The program will be effective March 3, 2009 through March 31, 2010 and all repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.

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

We own a building containing approximately 36,000 square feet, including 23,000 square feet of office space and 13,000 square feet of warehouse space, located at 43455 Business Park Drive in Temecula, California. We lease approximately 19,000 square feet of commercial property located at 43445 Business Park Drive in Temecula, California. Subsequent to December 31, 2009, we renewed and revised our lease for the office space located at 6120 South Yale in Tulsa, Oklahoma, reducing our square footage to approximately 21,000 square feet. We lease approximately 33,000 square feet of warehouse space located at 1501 SW Expressway Drive in Broken Arrow, Oklahoma. We lease approximately 13,000 square feet of warehouse space located at 21303 Itasca Street in Chatsworth, California. We lease executive suite office space at 203 N. La Salle Street in Chicago, Illinois and at 555 5th Avenue in New York, New York. The property located at 43445 Business Park Drive is currently used as our headquarters. The property located at 43455 Business Park Drive houses our broadcast facility. The property located at 6120 South Yale houses our Winnercomm production facility. The property located in Broken Arrow houses our SkyCam operation and the property located in Chatsworth houses our CableCam operation. The properties located in Chicago and New York are used as remote sales offices.

ITEM 3.	LEGAL PROCEEDINGS.

On October 3, 2008 a prior employee, who had been terminated on or about July 17, 2008, filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside, California. Such complaint was served on the Company on or about October 23, 2008 and on the Company’s employee on or about November 2, 2008. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10 million plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration, with the Superior Court of Riverside having the ability to enforce any settlement or judgment. In February 2010 this case was settled for an immaterial amount.

We are aware that in the first quarter of 2009, a prior employee, who had been terminated in January 2007, presented a demand for binding arbitration, and requested to join the above arbitration proceeding, against the Company and one of its employees. Such demand for arbitration was mailed to the Company on or about July 2, 2009. This arbitration demand alleges wrongful termination, unfair business practices, discrimination, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10 million plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration. In February 2010 this case was settled for an immaterial amount.

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

On January 15, 2010, we filed a complaint in the U.S. District Court, Northern District of Oklahoma against In Country Television, Inc., a Delaware corporation, Performance One Media, LLC, a New York limited liability company, and Robert J. Sigg, an individual, seeking injunctive relief and monetary damages for trademark infringement, false designation of origin trade dress infringement, trademark dilution, and unauthorized use of a plurality of Outdoor Channel’s federally registered trademarks. This complaint seeks injunctive relief and other general damages in an amount that is presently indeterminable plus fees and expenses. On February 4, 2010, the complaint was amended after discovering that the name In Country Television was a fictitious business name of defendant Performance One Media, LLC. The complaint was also amended at that same time to reflect the defendants’ removal of the slogan BRINGING THE OUTDOORS HOME from the home page of defendants’ website since the date the suit was originally filed.

From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The following table sets forth the high and low closing prices of our common stock as reported on The Nasdaq Global Market for the periods indicated.

	High	Low

2009
First Quarter	7.79	3.65
Second Quarter	7.72	5.51
Third Quarter	7.84	5.90
Fourth Quarter	7.25	5.50
2008
First Quarter	7.99	5.86
Second Quarter	8.09	6.98
Third Quarter	8.80	6.54
Fourth Quarter	8.93	4.82

As of December 31, 2009, there were approximately 744 holders of record of our common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES

On February 25, 2009, the Company announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. A summary of the Company’s share repurchase activity is as follows:

			Total Number	Maximum
			of Shares	Approximate Dollar
			Purchased as	Value that May Yet
	Total Number		Part of Publicly	Be Used to Purchase
	of Shares	Average Price	Announced	Shares Under the
Period	Purchased	Paid per Share	Program	Program

March 3, 2009 through September 30, 2009	64,500	$5.42	64,500	$9,652,937
October 1, 2009 through October 31, 2009	9,905	6.25	9,905	9,590,804
November 1, 2009 through November 30, 2009	135,708	6.00	135,708	8,743,356
December 1, 2009 through December 31, 2009	15,600	5.49	15,600	8,657,226

Total	225,713	$5.79	225,713

The stock repurchase program commenced March 3, 2009 and will cease upon the earlier of March 31, 2010 or completion of the program.

PERFORMANCE GRAPH

The graph below shows the five-year cumulative total stockholder return assuming an investment of $100 and the reinvestment of dividends, although dividends have not been declared on our common stock. The graph compares total stockholder returns of our common stock, of the Russell 2000 Index, Russell 3000 Index and of a Peer Group Index consisting of Crown Media Holdings, Inc. The graph assumes that $100 was invested in our stock on December 31, 2004 and that the same amount was invested in the Russell 2000 Index, Russell 3000 Index and the Peer Group Index. Historical results are not necessarily indicative of future performance. Our common stock is currently traded on The Nasdaq Global Market. Prior to September 15, 2004, our common stock was traded on NASD’s OTC Bulletin Board.

The stockholder return shown on the graph below is not necessarily indicative of future performance and the Company will not make or endorse any predictions as to future stockholder returns.

Outdoor Channel Holdings, Inc.
Performance Graph
Comparison of Cumulative Total Return*

*	Assumes $100 investment in Company’s common stock on December 31, 2004

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Income Statement Data:
Revenues:
Advertising	$34,325	$36,562	$29,149	$25,034	$22,273
Subscriber fees	18,848	17,495	17,297	17,686	15,432
Production services	33,679	—	—	—	—

Total revenues	86,852	54,057	46,446	42,720	37,705
Income (loss) from operations	1,910	4,839	(3,441)	(13,598)	2,697
Income (loss) before income taxes	1,983	6,360	(161)	(11,153)	3,593
Income tax provision (benefit)	2,268	3,988	1,718	(3,876)	1,460

Income (loss)	(285)	2,372	(1,879)	(7,277)	2,133

Net income (loss) from continuing operations	(285)	2,372	(1,879)	(7,277)	2,133
Income from discontinued operations, net of tax	—	—	1	289	60

Net income (loss)	$(285)	$2,372	$(1,878)	$(6,988)	$2,193

Earnings (loss) from continuing operations per common share:
Basic	$(0.01)	$0.09	$(0.07)	$(0.30)	$0.10

Diluted	$(0.01)	$0.09	$(0.07)	$(0.30)	$0.09

Earnings (loss) per common share:
Basic	$(0.01)	$0.09	$(0.07)	$(0.28)	$0.10

Diluted	$(0.01)	$0.09	$(0.07)	$(0.28)	$0.09

Weighted average number of common shares outstanding:
Basic	24,452	25,369	26,027	24,556	21,423

Diluted	24,452	26,086	26,027	24,556	24,732

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$20,848	$60,257	$25,260	$14,226	$17,672
Investments in auction-rate and available-for-sale securities:
Current	38,090	—	46,155	42,144	38,830
Non-current	5,775	6,456	—	—	—
Goodwill	43,160	43,160	43,160	43,816	44,457
Other assets	48,905	33,081	37,126	44,764	50,863
Total assets	156,778	142,954	151,701	144,950	151,822
Total liabilities	18,480	6,545	5,124	6,004	12,809
Stockholders’ equity	138,298	136,409	146,577	138,946	139,013

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement

The information contained in this Annual Report on Form 10-K contain both historical and forward-looking statements. Our actual results could differ materially from those discussed in any forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties, and are not guarantees of performance. These forward-looking statements represent our estimates and assumptions only as of the date of this report. In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “contemplates,” “intends,” “depends,” “should,” “could,” “would,” “may,” “potential,” “target,” “goals,” or similar expressions, or when we discuss our strategy, plans or intentions, we are making forward-looking statements. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and other reports that we file with the Securities and Exchange Commission.

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

Revenue Recognition

TOC generates revenue through advertising fees from advertisements and infomercials aired on Outdoor Channel, fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and from subscriber fees paid by cable and satellite service providers that air Outdoor Channel. Advertising revenues are recognized when the advertisement is aired and the collectability of fees is reasonably assured. Subscriber fees are recognized in the period the programming is aired by the distributor.

Production Services revenue includes revenue from sponsorship and advertising fees from company ad inventory, revenue from production services for customer-owned telecasts, revenue from aerial camera services for customer-owned telecasts and revenue from web page design and marketing. Advertising revenues are recognized when the advertisement is aired and the collectability of fees is reasonably assured. Revenue from production services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Costs incurred prior to completion and delivery are reflected as prepaid production costs in the accompanying consolidated balance sheets. Advances of contract fees prior to completion and delivery are shown as deferred revenue in the accompanying consolidated balance sheets. Revenue from aerial camera services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Revenue from each event is based on an agreed upon contracted amount plus allowed expenses. Revenue from web page design and marketing is recognized upon the completion of services.

Commission revenue from the marketing of program advertising, and commercial air time is recognized when the advertising or commercial air time occurs. In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Certain transactions are recorded on a gross or net basis depending on whether we are acting as the principal in a transaction or acting as an agent in the transaction. We serve as the principal in transactions in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis. For those transactions in which we do not have substantial risks and rewards of ownership, we are considered an agent in the transaction and, accordingly, record revenue on a net basis. As such, we record revenue when our commission is earned.

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

Valuation of Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, pursuant to a two-step impairment test. In the first step, we compare the fair value of each of our reporting units to its carrying value. We determine the fair values of our reporting units using the income approach. If the fair value of any of our reporting units exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to any of our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from the last day of its third quarter (September 30) to the first day of its fourth quarter (October 1). The Company selected this date to perform its annual goodwill impairment test because it believes the new date is preferable in these circumstances as it better aligns the timing of the impairment test with the Company’s long-range planning process, giving it more visibility. In addition, the October 1 test date is preferable because it allows additional time for management to plan and execute its review of the completeness and accuracy of the impairment testing process. The annual impairment analysis performed as of September 30, 2008 and 2007, respectively, did not indicate any impairment. In accordance with this change, the Company conducted its annual impairment test as of October 1, 2009. The annual impairment analysis performed as of September 30, 2009 did not indicate any impairment. The Company performed an annual impairment test as of October 1, 2009 which did not indicate any impairment.

We currently have two reporting units, TOC and Production Services. The Production Services reporting unit consists of Winnercomm, CableCam and SkyCam businesses which were acquired on January 12, 2009. All of the Company’s goodwill is currently attributed to our TOC reporting unit. There were no other changes to our reporting units or allocation of goodwill by reporting units during 2009.

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

As of October 1, 2009, if forecasted debt-free net cash flow growth had been 10% lower than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of October 1, 2009, if the discount rate applied in our analysis had been 10% higher than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of October 1, 2009, the Company would have been required to perform the second step of the implied fair value analysis had the projected cash flow growth rate been less than negative four percent. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in the impairment of goodwill.

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

Share-Based Compensation

We record stock compensation expense for equity based awards granted, including stock options, for which expense is recognized over the service period based on the fair value of the award at the date of grant.

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

Recent Accounting Pronouncements

The FASB’s Accounting Standards Codification (“ASC”) is effective for all interim and annual financial statements issued after September 15, 2009. The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to the ASC. However, we have conformed references to specific accounting standards in these notes to consolidated financial statements to the appropriate section of the ASC.

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

In June 2009, the FASB established general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. We have evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations or financial position.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2009	2008	$	%	2009	2008

Revenues:
Advertising	$34,325	$36,562	$(2,237)	(6.1)%	39.5%	67.6%
Subscriber fees	18,848	17,495	1,353	7.7	21.7	32.4
Production services	33,679	—	33,679	100.0	38.8	—

Total revenues	86,852	54,057	32,795	60.7	100.0	100.0

Cost of services:
Programming	5,165	6,903	(1,738)	(25.2)	5.9	12.8
Satellite transmission fees	1,597	1,971	(374)	(19.0)	1.8	3.6
Production and operations	35,710	5,892	29,818	506.1	41.1	10.9
Other direct costs	563	383	180	47.0	0.6	0.7

Total cost of services	43,035	15,149	27,886	184.1	49.5	28.0

Other expenses:
Advertising	2,779	3,317	(538)	(16.2)	3.2	6.1
Selling, general and administrative	35,131	28,305	6,826	24.1	40.4	52.4
Depreciation and amortization	3,997	2,447	1,550	63.3	4.6	4.5

Total other expenses	41,907	34,069	7,838	23.0	48.3	63.0

Income from operations	1,910	4,839	(2,929)	(60.5)	2.2	9.0
Interest and other income, net	73	1,521	(1,448)	(95.2)	0.1	2.8

Income from operations before income taxes	1,983	6,360	(4,377)	(68.8)	2.3	11.8
Income tax provision	2,268	3,988	(1,720)	(43.1)	2.6	7.4

Net income (loss)	$(285)	$2,372	$(2,657)	(112.0)%	(0.3)%	4.4%

(percentages may not add due to rounding)

Overview — On January 12, 2009 we acquired Winnercomm (see Note 3 of the consolidated financial statements) and began operating in two segments, Production Services and TOC. The consolidated statements of operations include the financial results of the Production Services segment from the date of acquisition. For additional information regarding business segments, refer to Note 13 — Segment Information of the consolidated financial statements.

The Company’s total revenues increased 60.7% for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This increase was primarily due to the inclusion of approximately $33.7 million for the year ended December 31, 2009 of revenues from our Production Services segment. The advertising revenue decrease from our TOC segment of 6.1% for the year ended December 31, 2009 was due primarily to a decrease in demand caused by current economic conditions. The increase in subscriber fees from our TOC segment of 7.7% for the year ended December 31, 2009 was primarily due to rate increases and an increase in the number of subscribers.

Our total cost of services increased 184.1% for the year ended December 31, 2009 as compared to the same period in 2008. This increase was primarily due to the inclusion of approximately $28.6 million in production and operations costs from our Production Services segment for the year ended December 31, 2009. Cost of services from our TOC segment to provide our broadcast signal, programming and production services decreased 5.7% for the year ended December 31, 2009 as compared to the same period in 2008 due primarily to decreases in personnel compensation and consulting costs in addition to decreases in programming expense and satellite transmission fees.

Other expenses increased 23.0% for the year ended December 31, 2009 as compared to the same period in 2008. This increase was primarily due to the inclusion of approximately $9.7 million in selling, general and administrative expenses and depreciation and amortization related to our Production Services segment for the year ended December 31, 2009. Other expenses from our TOC segment decreased 5.4% for the year ended December 31, 2009 due primarily to reduced legal and accounting fees, reduced marketing expenditures, partially offset by increased executive compensation expenses associated with the increase in subscribers and renewal of subscriber agreements as compared to 2008.

Revenues

Our revenues are composed of advertising fees, subscriber fees and production services. Advertising revenue is generated from the sale of advertising time on Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on Outdoor Channel. Subscriber fees are generated from cable and satellite service providers who pay monthly subscriber fees to us for the right to broadcast our channel. Production Services revenue is generated from production services for customer-owned telecasts, aerial camera services for customer-owned telecasts and revenue from web page design and marketing.

Total revenues for the year ended December 31, 2009 were $86,852,000, an increase of $32,795,000, or 60.7%, compared to revenues of $54,057,000 for the year ended December 31, 2008. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the year ended December 31, 2009 was $34,325,000, a decrease of $2,237,000, or 6.1%, compared to $36,562,000 for the year ended December 31, 2008. For December 2009, Nielsen estimated that Outdoor Channel had 34.1 million viewers compared to 29.5 million for the same period a year ago. The decrease in advertising revenue for the year ended December 31, 2009 principally reflects decreased demand for our advertising inventory caused by the current economic conditions. We expect demand for our advertising inventory will fluctuate within our programming genre niche due primarily to current economic conditions. These conditions make it harder to estimate future revenues because the advertisers are generally buying inventory much closer to the actual time of airing instead of contracting for the advertising inventory in advance. In addition, we expect continued competitive pressure to negatively impact future long-form advertising revenue.

Subscriber fees for the year ended December 31, 2009 were $18,848,000, an increase of $1,353,000, or 7.7%, compared to $17,495,000 for the year ended December 31, 2008. The increase in subscriber fees was primarily due to increases in the subscriber fee rates charged to new and existing service providers carrying Outdoor Channel and by an increase in subscribers at several service providers.

Nielsen revises its estimate of the number of subscribers to our channel each month, and for March 2010 Nielsen’s estimate was at 35.9 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base, and we have seen it decrease over the past year. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.

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

Production services revenue for the year ended December 31, 2009 was $33,679,000, a decrease of $13,345,000, or 28.4%, as compared to $47,024,000 for the year ended December 31, 2008, which was prior to our acquisition of Winnercomm. The decrease for the year ended December 31, 2009 was due primarily to the non-renewal of several production contracts which expired prior to our acquisition of Winnercomm and revenue from several one-time production events which did not occur in the corresponding current year period. We continue to evaluate the Production Services segment for increased profitability.

Cost of Services

Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. In addition, cost of services includes production related labor and other costs related to our Production Services segment. Total cost of services for the year ended December 31, 2009 was $43,035,000, an increase of $27,886,000, or 184.1%, compared to $15,149,000 for the year ended December 31, 2008 due primarily to the inclusion of Production Services. As a percentage of revenues, total cost of services was 49.5% and 28.0% for the years ended December 31, 2009 and 2008, respectively.

Programming expenses for the year ended December 31, 2009 were $5,165,000, a decrease of $1,738,000, or 25.2%, compared to $6,903,000 for year ended December 31, 2008. The decrease was primarily a result of lower expenses incurred with some programs being produced internally by the Production Services segment versus being produced by unaffiliated third parties and a higher proportion of shows being aired over 4 quarters (versus two quarters) for the year ended December 31, 2009 as compared to the corresponding period in 2008.

Our policy is to amortize costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then amortized to programming expense based on the anticipated airing schedule. The anticipated airing schedule has typically been over 2 or 4 quarters that generally does not extend over more than 2 years. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we amortize programming expense with the remaining associated cost recorded in prepaid programming. We do not make any further expense or asset adjustments if in subsequent periods demand brings episodes to air that had previously been fully expensed, rather, we consider such events when we review our expected airings prospectively. Our programming costs per show are expected to increase as we continue to improve the quality of our in-house produced shows, and we expect our aggregate programming costs to remain relatively consistent over the foreseeable future. As our programming strategy evolves, we will reconsider the appropriate amortization life of our programming costs.

Satellite transmission fees for the year ended December 31, 2009 were $1,597,000, a decrease of $374,000, or 19.0%, compared to $1,971,000 for the year ended December 31, 2008. The decrease in satellite transmission fees was primarily due to lower monthly fees associated with our new satellite agreement which became effective in June 2008.

Production and operations costs for the year ended December 31, 2009 were $35,710,000, an increase of $29,818,000, or 506.1%, compared to $5,892,000 for the year ended December 31, 2008. The increase in costs for the year ended December 31, 2009 relates primarily to the inclusion of costs associated with our Production Services segment. Production and operations costs for the year ended December 31, 2009 from our TOC segment were $6,072,000, an increase of $180,000, or 3.1%, compared to $5,892,000 for the year ended December 31, 2008. The increase in costs for our TOC segment relates primarily to increased professional fees of approximately $114,000 and increased compensation related expenses of approximately $257,000, partially offset by a decrease in production costs associated with an annual marketing event of approximately $102,000 and a decrease in signal receivers of approximately $129,000. Production and operation expenses for our Production Services segment primarily consist of costs directly associated with producing and providing services for customer-owned telecasts as well as web site design and marketing. Production and operations costs for the year ended December 31, 2009 from our Production Services segment were $30,217,000, a decrease of $5,532,000, or 15.5%, as compared to $35,749,000 for the year ended December 31, 2008, which was prior to our acquisition of Winnercomm. The decrease in costs for our Production Services segment was due primarily to production costs incurred on several one-time production events and contractual events during the year ended December 31, 2008 which did not occur in the corresponding current year period.

Other direct costs for the year ended December 31, 2009 were $563,000, an increase of $180,000, or 47.0%, compared to $383,000 for the year ended December 31, 2008. Our other direct costs may decrease over the foreseeable future due to the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.

Other Expenses

Other expenses consist of the cost of advertising, selling, general and administrative expenses, and depreciation and amortization.

Total other expenses for the year ended December 31, 2009 were $41,907,000, an increase of $7,838,000, or 23.0%, compared to $34,069,000 for the year ended December 31, 2008. As a percentage of revenues, total other expenses were 48.3% and 63.0% for the years ended December 31, 2009 and 2008, respectively.

Advertising expenses for the year ended December 31, 2009 were $2,779,000, a decrease of $538,000, or 16.2%, compared to $3,317,000 for the year ended December 31, 2008. The decrease for the year ended December 31, 2009 was primarily due to management’s decision to reduce overall spending on advertising materials, programs and campaigns.

Selling, general and administrative expenses for the year ended December 31, 2009 were $35,131,000, an increase of $6,826,000, or 24.1%, compared to $28,305,000 for the year ended December 31, 2008. As a percentage of revenues, selling, general and administrative expenses were 40.4% and 52.4% in the years ended December 31, 2009 and 2008, respectively. The increase in selling, general and administrative expenses relates primarily to the inclusion of expenses of our Production Services segment. Selling, general and administrative expenses for the year ended December 31, 2009 from our TOC segment were $27,370,000, a decrease of $935,000, or 3.3%, compared to $28,305,000 for the year ended December 31, 2008. The decrease during year ended December 31, 2009 was primarily due to reduced legal and accounting fees of approximately $1,253,000 associated with the elimination of duplicate audit and tax service providers incurred in connection with the transition of audit and tax service providers and reduced use of outside legal services compared to the corresponding period in 2008. In addition, expenses related to annual marketing events decreased approximately $1,212,000 and our provision for doubtful accounts decreased approximately $312,000 as compared to the corresponding period of the prior year. These decreases were partially offset by revised compensation plans for our executives and increased executive bonus compensation related to the increases in subscribers and renewal of subscriber agreements which increased expenses by approximately $2,059,000 during the year ended December 31, 2009 as compared to the same period in 2008.

Selling, general and administrative expenses related to our Production Services segment for the year ended December 31, 2009 were $7,761,000, a decrease of $5,871,000, or 43.1%, as compared to $13,632,000 for the year ended December 31, 2008 which was prior to our acquisition of Winnercomm. The decrease was due primarily to reductions in personnel and related compensation expenses which were terminated and not included in our acquisition of Winnercomm.

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

Depreciation and amortization for the year ended December 31, 2009 were $3,997,000, an increase of $1,550,000, or 63.3%, compared to $2,447,000 for the year ended December 31, 2008. The increase in depreciation and amortization primarily relates to increases in fixed and intangible assets from the acquisition of our Production Services segment.

Income from Operations

Income from operations for the year ended December 31, 2009 was $1,910,000, a decrease of $2,929,000, compared to $4,839,000 for the year ended December 31, 2008. As discussed above, the decrease in our income from operations was driven by losses in our Production Services segment. This loss was partially offset by growth in our subscriber fees and reduced programming, satellite, production, advertising and selling, general and administrative expenses in our TOC segment. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.

Interest and Other Income, Net

Interest and other income, net for the year ended December 31, 2009 was $73,000, a decrease of $1,448,000, compared to $1,521,000 for the year ended December 31, 2008. The decrease was primarily due to lower interest rates and lower average balances of cash and cash equivalents and investments in available-for-sale and auction-rate securities. We anticipate a low interest rate environment for the coming year, and therefore we expect no significant fluctuation in interest earned in future periods.

Income from Operations Before Income Taxes

Income from operations before income taxes as a percentage of revenues was 2.3% for the year ended December 31, 2009 compared to 11.8% for the year ended December 31, 2008. We generated income before income taxes for the year ended December 31, 2009 amounting to $1,983,000, a decrease of $4,377,000, compared to income of $6,360,000 for the year ended December 31, 2008. The loss from operations from our Production Services segment for the year ended December 31, 2009 was $4,666,000.

Income Tax Provision

Income tax provision from operations for the year ended December 31, 2009 was $2,268,000, a decrease of $1,720,000, as compared to $3,988,000 for the year ended December 31, 2008. The income tax provision reflected in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m). The effective income tax rate was approximately 114.4% and 62.7% for the years ended December 31, 2009 and 2008, respectively. The reduction in the effective income tax rate was primarily attributed to the change in pre-tax earnings from continuing operations and the factors described above for the year ended December 31, 2009.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2009 was a net loss of $285,000, a decrease of $2,657,000, compared to net income of $2,372,000 for the year ended December 31, 2008. The decrease was due to the reasons described above.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2008	2007	$	%	2008	2007

Revenues:
Advertising	$36,562	$29,149	$7,413	25.4%	67.6%	62.8%
Subscriber fees	17,495	17,297	198	1.1	32.4	37.2

Total revenues	54,057	46,446	7,611	16.4	100.0	100.0

Cost of services:
Programming	6,903	5,814	1,089	18.7	12.8	12.5
Satellite transmission fees	1,971	2,504	(533)	(21.3)	3.6	5.4
Production and operations	5,892	4,740	1,152	24.3	10.9	10.2
Other direct costs	383	194	189	97.4	0.7	0.4

Total cost of services	15,149	13,252	1,897	14.3	28.0	28.5

Other expenses:
Advertising	3,317	4,705	(1,388)	(29.5)	6.1	10.1
Selling, general and administrative	28,305	29,265	(960)	(3.3)	52.4	63.0
Depreciation and amortization	2,447	2,665	(218)	(8.2)	4.5	5.7

Total other expenses	34,069	36,635	(2,566)	(7.0)	63.0	78.9

Income (loss) from operations	4,839	(3,441)	8,280	(240.6)	8.9	(7.4)
Interest and other income, net	1,521	3,280	(1,759)	(53.6)	2.8	7.1

Income (loss) from continuing operations before income taxes	6,360	(161)	6,521	NM	11.8	(0.3)
Income tax provision	3,988	1,718	2,270	132.1	7.4	3.7

Income (loss) from continuing operations	2,372	(1,879)	4,251	(226.2)	4.4	(4.0)
Income from discontinued operations, net of tax	—	1	(1)	(100.0)	—	—

Net income (loss)	$2,372	$(1,878)	$4,250	(226.3)%	4.4%	(4.0)%

NM = not meaningful

(percentages may not add due to rounding)

Revenues

Total revenues for the year ended December 31, 2008 were $54,057,000, an increase of $7,611,000, or 16.4%, compared to revenues of $46,446,000 for the year ended December 31, 2007. The net increases were the result of changes in several items comprising revenue as discussed below.

Advertising revenue for the year ended December 31, 2008 was $36,562,000, an increase of $7,413,000, or 25.4%, compared to $29,149,000 for the year ended December 31, 2007. The increase in advertising revenue for the year ended December 31, 2008 principally reflected an increase in the rates charged for short-form advertising and an increase in the time buy rates charged to producers.

For December 2008, Nielsen estimated that Outdoor Channel had 29.5 million viewers compared to 30.6 million for the same period 2007.

Subscriber fees for the year ended December 31, 2008 were $17,495,000, an increase of $198,000, or 1.1%, compared to $17,297,000 for the year ended December 31, 2007. The increase in subscriber fees was primarily due to increases in the subscriber fee rate charged to new and existing service providers carrying Outdoor Channel and by an increase in subscribers at several service providers.

Cost of Services

Total cost of services for the year ended December 31, 2008 was $15,149,000, an increase of $1,897,000, or 14.3%, compared to $13,252,000 for the year ended December 31, 2007. As a percentage of revenues, total cost of services was 28.0% and 28.5% for the years ended December 31, 2008 and 2007, respectively.

Programming expenses for the year ended December 31, 2008 were $6,903,000, an increase of $1,089,000, or 18.7%, compared to $5,814,000 for year ended December 31, 2007. The increase was primarily a result of increased programming expenses associated with new shows and the write off of certain lower quality programs, partially offset by cancellations during the period.

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

Satellite transmission fees for the year ended December 31, 2008 were $1,971,000, a decrease of $533,000, or 21.3%, compared to $2,504,000 for the year ended December 31, 2007. The decrease in satellite transmission fees for the year ended December 31, 2008 was primarily due to lower monthly fees associated with our new satellite agreement which became effective in June 2008.

Production and operations costs for the year ended December 31, 2008 were $5,892,000, an increase of $1,152,000, or 24.3%, compared to $4,740,000 for the year ended December 31, 2007. The increase in costs for the year ended December 31, 2008 related primarily to an increase of approximately $511,000 in broadband services and an increase of approximately $488,000 in personnel and related compensation costs associated with increased production and programming.

Other direct costs for the year ended December 31, 2008 were $383,000, an increase of $189,000, or 97.4%, compared to $194,000 for the year ended December 31, 2007. The increase was principally related to more expense being recognized through amortization of launch support during the year ended December 31, 2008 compared to the same period in 2007 because of less revenue being received upon renewal of our affiliation agreement from those service providers to whom we previously paid launch support.

Other Expenses

Total other expenses for the year ended December 31, 2008 were $34,069,000, a decrease of $2,566,000, or 7.0%, compared to $36,635,000 for the year ended December 31, 2007. As a percentage of revenues, total other expenses were 63.0% and 78.9% for the years ended December 31, 2008 and 2007, respectively.

Advertising expenses for the year ended December 31, 2008 were $3,317,000 a decrease of $1,388,000, or 29.5%, compared to $4,705,000 for the year ended December 31, 2007. The decrease for the year ended December 31, 2008 was primarily due to expenses related to the launch of our new logo in 2007 that did not recur in 2008 and a decrease in spending on other advertising materials, programs and campaigns.

Selling, general and administrative expenses for the year ended December 31, 2008 were $28,305,000, a decrease of $960,000, or 3.3%, compared to $29,265,000 for the year ended December 31, 2007. As a percentage of revenues, selling, general and administrative expenses were 52.4% and 63.0% in the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2007, we recognized approximately $6,583,000 in share-based compensation related to two tranches of performance units granted to our Chief Executive Officer. Share-based compensation related to these two tranches of performance units was completely recognized during the year ended December 31, 2007 and no corresponding expense for performance units was recognized during the year ended December 31, 2008. This decrease was partially offset by increased legal and accounting fees of approximately $578,000 related to Sarbanes-Oxley compliance costs, the transition of audit and tax service providers and increased use of outside legal services. Also offsetting this decrease was increased compensation related to revised compensation plans for our senior executives and newly hired personnel of approximately $3,296,000 and increases related to annual marketing events during the period of approximately $1,376,000 and an increase to our bad debt expense of approximately $490,000.

Depreciation and amortization for the year ended December 31, 2008 were $2,447,000, a decrease of $218,000, or 8.2%, compared to $2,665,000 for the year ended December 31, 2007. The decrease primarily related to our infomercial customer relations intangible asset becoming fully amortized as of December 31, 2007, partially offset by increased depreciation related to an increase in fixed assets.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2008 was income of $4,839,000, a change of $8,280,000, compared to a loss of $3,441,000 for the year ended December 31, 2007. As discussed above, the increase in our income from operations was driven by increased prices we realized for our advertising inventory and decreased compensation related to share-based performance units, offset by growth in our professional and support staff, professional fees and other charges.

Interest and Other Income, Net

Interest and other income, net for the year ended December 31, 2008 was $1,521,000, a decrease of $1,759,000, compared to $3,280,000 for the year ended December 31, 2007. The decrease was primarily due to lower interest rates and lower average balances of investment in auction-rate and available-for-sale securities and the recognition of other-than-temporary impairment charges related to certain auction-rate securities totaling $336,000, partially offset by the recognition of a realized gain on sale of auction-rate securities of $119,000 and a loss on sale of equity securities of $44,000. In addition, lower interest rates decreased the interest earned on the average balances of our cash and cash equivalents.

Income (Loss) from Continuing Operations Before Income Taxes

Income (loss) from continuing operations before income taxes as a percentage of revenues was 11.8% for the year ended December 31, 2008 compared to (0.3)% for the year ended December 31, 2007.

Income Tax Provision

Income tax provision from continuing operations for the year ended December 31, 2008 was $3,988,000, a change of $2,270,000, as compared to $1,718,000 for the year ended December 31, 2007. The income tax provision reflected in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m). The effective income tax rate was approximately 62.7% and 1,067% for the years ended December 31, 2008 and 2007, respectively. The change in the effective tax rate was primarily attributed to the change in pre-tax earnings from continuing operations for the year ended December 31, 2008.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations for the year ended December 31, 2008 was $2,372,000, a change of $4,251,000, compared to a loss of $1,879,000 for the year ended December 31, 2007. The increase was due to the reasons stated above.

Income from Discontinued Operations, Net of Tax

We did not have discontinued operations during the year ended December 31, 2008 as the Membership Division was sold on April 24, 2007. The Membership Division contributed income from discontinued operations, net of tax of $1,000 for the year ended December 31, 2007.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2008 was a net income of $2,372,000, an increase of $4,250,000, compared to a net loss of $1,878,000 for the year ended December 31, 2007. The increase was due to the reasons stated above.

Liquidity and Capital Resources

We generated $8,022,000 of cash from operating activities in the year ended December 31, 2009, compared to $12,244,000 in the year ended December 31, 2008, and had cash and cash equivalents of $20,848,000 at December 31, 2009, a decrease of $39,409,000 from $60,257,000 at December 31, 2008. The decrease in cash flows from operating activities in the year ended December 31, 2009 compared to the same period in 2008 was due primarily to increases in operating expenses associated with our Production Services segment and increases in subscriber acquisition fees. Net working capital decreased to $67,873,000 at December 31, 2009, compared to $70,250,000 at December 31, 2008 primarily due to the acquisition of Winnercomm.

As of December 31, 2009, we held $5,775,000 of auction-rate securities classified as long-term assets. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at December 31, 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.

We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.

Net cash used by investing activities was $45,427,000 in the year ended December 31, 2009 compared to cash provided by investing activities of $38,291,000 for the year ended December 31, 2008. The increase in cash used in investing activities related principally to the purchases of short-term available-for-sale securities, our acquisition of Winnercomm and an increase in capital expenditures for fixed asset replacements. The cash provided for the year ended December 31, 2008 related primarily to the net proceeds received from the sale of available-for-sale and auction-rate securities.

Cash used by financing activities was $2,004,000 in the year ended December 31, 2009 compared to cash used of $15,538,000 for the year ended December 31, 2008. The cash used by financing activities in the year ended December 31, 2009 was principally the cash used for the purchase and retirement of our common stock in connection with the stock repurchase plan and the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to the vesting of restricted shares. For the year ended December 31, 2008, cash used by financing activities was principally the purchase of stock in connection with the stock repurchase plan and the purchase and retirement of treasury shares as employees used stock to satisfy withholding taxes related to vesting of restricted shares.

On September 15, 2009, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2010 and renewing the total amount which can be drawn upon under the Revolver at $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate plus 0.25% or LIBOR plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of December 31, 2009, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.

As of December 31, 2009, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources, including cash on-hand and anticipated cash flows from operations, will be sufficient to fund our operations at current levels and anticipated capital requirements through at least December 31, 2010. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

A summary of our contractual obligations as of December 31, 2009 (In thousands):

		Less than			After
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating lease obligations	$6,691	$1,502	$1,511	$1,364	$2,314
Purchase obligations	19,256	10,904	5,771	2,156	425
Employment agreements	4,050	1,450	2,600	—	—

Total	$29,997	$13,856	$9,882	$3,520	$2,739

Operating lease obligations principally relate to commitments for delivery of our signal via satellite and office leases. Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotions, including magazine advertisements and radio show sponsorships, talent agreements, equipment or software maintenance, research services and other operating purchases. Other long-term liabilities represent our obligations to our Chief Executive Officer, Chief Operating Officer and General Counsel, Chief Financial Officer and Chairman of Winnercomm under their employment agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2009 and 2008, our investment portfolio included fixed-income securities of $5,775,000 and $6,456,000, respectively. At December 31, 2009, all of our securities were auction-rate securities with long-term maturities. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of December 31, 2009 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would not have a material, immediate impact on our financial condition, operating results or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

* * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outdoor Channel Holdings, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Outdoor Channel Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 16, 2010

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
	(In thousands, except
	share par value data)

ASSETS
Current assets:
Cash and cash equivalents	$20,848	$60,257
Investments in available-for-sale securities	38,090	—
Accounts receivable, net of allowance for doubtful accounts of $620 and $891	15,827	9,448
Deferred tax assets, net	2,434	1,524
Prepaid programming costs	6,111	3,997
Other current assets	1,871	1,333

Total current assets	85,181	76,559

Property, plant and equipment, net	14,286	10,042
Amortizable intangible assets, net	828	142
Goodwill	43,160	43,160
Investments in auction-rate securities	5,775	6,456
Deferred tax assets, net	2,489	4,949
Subscriber acquisition fees	4,371	1,221
Deposits and other assets	688	425

Totals	$156,778	$142,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,824	$5,923
Accrued severance payments	255	25
Deferred revenue	1,469	205
Current portion of deferred obligations	165	126
Current portion of unfavorable lease	136	—
Income taxes payable	459	30

Total current liabilities	17,308	6,309
Deferred obligations	178	236
Unfavorable lease obligation	994	—

Total liabilities	18,480	6,545

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,444 and 25,246 shares issued and outstanding	25	25
Additional paid-in capital	165,374	163,300
Accumulated other comprehensive (loss)	(444)	(327)
Accumulated deficit	(26,657)	(26,589)

Total stockholders’ equity	138,298	136,409

Totals	$156,778	$142,954

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Advertising	$34,325	$36,562	$29,149
Subscriber fees	18,848	17,495	17,297
Production services	33,679	—	—

Total revenues	86,852	54,057	46,446

Cost of services:
Programming	5,165	6,903	5,814
Satellite transmission fees	1,597	1,971	2,504
Production and operations	35,710	5,892	4,740
Other direct costs	563	383	194

Total cost of services	43,035	15,149	13,252

Other expenses:
Advertising	2,779	3,317	4,705
Selling, general and administrative	35,131	28,305	29,265
Depreciation and amortization	3,997	2,447	2,665

Total other expenses	41,907	34,069	36,635

Income (loss) from operations	1,910	4,839	(3,441)
Interest and other income, net	73	1,521	3,280

Income (loss) from continuing operations before income taxes	1,983	6,360	(161)
Income tax provision	2,268	3,988	1,718

Income (loss) from continuing operations	(285)	2,372	(1,879)
Income from discontinued operations, net of tax	—	—	1

Net income (loss)	$(285)	$2,372	$(1,878)

Basic earnings (loss) per common share data:
From continuing operations	$(0.01)	$0.09	$(0.07)

From discontinued operations	$—	$—	$—

Basic earnings per common share	$(0.01)	$0.09	$(0.07)

Diluted earnings (loss) per common share data:
From continuing operations	$(0.01)	$0.09	$(0.07)

From discontinued operations	$—	$—	$—

Diluted earnings per common share	$(0.01)	$0.09	$(0.07)

Weighted average number of common shares outstanding:
Basic	24,452	25,369	26,027

Diluted	24,452	26,086	26,027

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)

Balance, January 1, 2009	25,246	$25	$163,300	$(327)	$(26,589)	$136,409
Comprehensive Income (Loss):
Net loss	—	—	—	—	(285)	(285)
Cumulative effect of adoption of ASC 320				(217)	217	—
Change in fair value of auction-rate securities	—	—	—	100	—	100

Total comprehensive loss	—	—	—	—	—	(185)

Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	525	1	—	—	—	1
Share-based employee and service provider compensation expense	—	—	4,100	—	—	4,100
Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(101)	—	(659)	—	—	(659)
Purchase and retirement of treasury stock related to stock repurchase program	(226)	(1)	(1,344)	—	—	(1,345)
Tax shortfalls from share-based payments	—	—	(23)	—	—	(23)

Balance, December 31, 2009	25,444	$25	$165,374	$(444)	$(26,657)	$138,298

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)

Balance, January 1, 2008	26,870	$27	$175,570	$(59)	$(28,961)	$146,577
Comprehensive Income:
Net income	—	—	—	—	2,372	2,372
Change in fair value of available-for-sale securities	—	—	—	(268)	—	(268)

Total comprehensive income	—	—	—	—	—	2,104

Common stock issued upon exercise of stock options	2	—	11	—	—	11
Issuance of restricted stock and performance shares to employees for services to be rendered, net of forfeited shares	408	—	—	—	—	—
Share-based employee and service provider compensation expense	—	—	3,605	—	—	3,605
Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(75)	—	(549)	—	—	(549)
Purchase and retirement of treasury stock related to stock repurchase program	(1,959)	(2)	(14,998)	—	—	(15,000)
Tax shortfalls from share-based payments	—	—	(339)	—	—	(339)

Balance, December 31, 2008	25,246	$25	$163,300	$(327)	$(26,589)	$136,409

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)

Balance, January 1, 2007	25,507	$26	$165,205	$48	$(26,333)	$138,946
Comprehensive Income (Loss):
Net loss	—	—	—	—	(1,878)	(1,878)
Change in fair value of available-for-sale securities, net of deferred tax benefit of $67	—	—	—	(107)	—	(107)

Total comprehensive loss	—	—	—	—	—	(1,985)

Common stock issued upon exercise of stock options	975	1	1,194	—	—	1,195
Issuance of restricted stock and performance shares to employees for services to be rendered, net of forfeited shares	482	—	—	—	—	—
Share-based employee and service provider compensation expense	—	—	10,260	—	—	10,260
Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(94)	—	(823)	—	—	(823)
Tax shortfalls from share-based payments	—	—	(266)	—	—	(266)
Cumulative effect of adoption of new accounting pronouncement —	—	—	—	—	(750)	(750)

Balance, December 31, 2007	26,870	$27	$175,570	$(59)	$(28,961)	$146,577

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

Operating activities:
Net income (loss)	$(285)	$2,372	$(1,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	—	—	(1)
Depreciation and amortization	3,997	2,447	2,665
Amortization of subscriber acquisition fees	974	489	489
Loss on sale of equipment	74	36	—
Gain on sale of available-for-sale and auction-rate securities	(12)	(75)	—
Other-than-temporary impairment on auction-rate securities	—	336	—
Provision for doubtful accounts	524	709	219
Share-based employee and service provider compensation	4,100	3,605	10,260
Deferred tax provision, net	1,527	3,249	1,628
Tax benefits from exercise of stock options in excess of recognized expense	—	—	(1,520)
Changes in operating assets and liabilities:
Accounts receivable	(1,213)	(1,853)	(1,702)
Income tax refund receivable and payable, net	429	224	2,075
Prepaid programming costs	(555)	(475)	(809)
Other current assets	229	(158)	(340)
Deposits and other assets	(93)	(205)	(318)
Subscriber acquisition fees	(1,078)	—	—
Accounts payable and accrued expenses	(1,535)	1,917	1,344
Accrued severance payments	230	(254)	(106)
Customer deposits	—	(14)	(39)
Deferred revenue	849	(56)	(349)
Deferred obligations	(19)	(50)	46
Unfavorable lease obligations	(121)	—	—

Net cash provided by operating activities	8,022	12,244	11,664

Investing activities:
Purchases of property, plant and equipment	(2,526)	(857)	(1,259)
Purchase of intangibles	—	(97)	—
Proceeds from sale of equipment	142	74	12
Cash paid to purchase assets of Winnercomm, net of cash acquired	(5,746)	—	—
Proceeds from sale of discontinued operations	—	—	3,589
Purchases of available-for-sale and auction-rate securities	(37,997)	(27,181)	(130,945)
Proceeds from sale of available-for-sale and auction-rate securities	700	66,352	126,760

Net cash provided by (used in) investing activities	(45,427)	38,291	(1,843)

Financing activities:
Proceeds from exercise of stock options	—	11	1,195
Purchase and retirement of stock related to stock repurchase program	(1,345)	(15,000)	—
Purchase of treasury stock	(659)	(549)	(823)
Tax benefits from exercise of stock options in excess of recognized expense	—	—	1,520

Net cash provided by (used in) financing activities	(2,004)	(15,538)	1,892

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	—	—	(618)
Net cash used in investing activities of discontinued operations	—	—	(61)
Net cash provided by financing activities of discontinued operations	—	—	—

Net cash provided by (used in) discontinued operations	—	—	(679)

Net increase (decrease) in cash and cash equivalents	(39,409)	34,997	11,034
Cash and cash equivalents, beginning of year	60,257	25,260	14,226

Cash and cash equivalents, end of year	$20,848	$60,257	$25,260

Supplemental disclosure of cash flow information:
Interest paid	$1	$—	$12

Income taxes paid	$282	$514	$349

Supplemental disclosures of non-cash investing and financing activities:
Issuance of restricted stock to employees for services rendered	$4,259	$3,713	$3,387

Retirement of treasury stock	$659	$549	$823

Effect of net increase (decrease) in fair value of available-for-sale securities	$100	$(268)	$(107)

Property, plant and equipment costs incurred but not paid	$50	$17	$171

Subscriber acquisition fees incurred but not paid	$3,046	$—	$—

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

On January 12, 2009, the Company entered into and completed an asset purchase agreement with Winnercomm, Inc., an Oklahoma corporation and wholly owned subsidiary of Winnercomm Holdings, Inc., a Delaware corporation, Cablecam, LLC, an Oklahoma limited liability company, and Skycam, LLC, an Oklahoma limited liability company (collectively, the “Sellers”), pursuant to which the Company purchased certain assets and assumed certain liabilities of the Sellers and formed Winnercomm, Inc., a Delaware corporation, CableCam, Inc., a Delaware corporation and SkyCam, Inc., a Delaware corporation. Outdoor Channel Holdings wholly owns Winnercomm, Inc., which in turn wholly owns CableCam, Inc. and SkyCam, Inc. (collectively referred to as “Winnercomm”). The Winnercomm businesses relate to the production, development and marketing of sports programming and aerial camera systems.

Our revenues are composed of advertising fees, subscriber fees, and production services. Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel, and subscriber fees paid by cable and satellite service providers that air Outdoor Channel. Production Services revenue includes revenue from advertising fees, revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from web page design and marketing.

Principles of Consolidation

The consolidated financial statements include the accounts of Outdoor Channel Holdings and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions. We believe that our estimates, judgments and assumptions made when accounting for items and matters such as customer retention patterns, allowance for bad debts, useful lives of assets, asset valuations including cash flow projections, recoverability of assets, potential unasserted claims under contractual obligations, income taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and reported amount of consolidated revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

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

Amortizable Intangible Assets

Amortizable intangible assets are stated at cost, and are principally composed of customer relationships, patents, and trademarks and are being amortized on a straight-line basis over an estimated useful life of 1 to 5 years.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Long-Lived Assets

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

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, pursuant to a two-step impairment test. In the first step, we compare the fair value of each of our reporting units to its carrying value. We determine the fair values of our reporting units using the income approach. If the fair value of any of our reporting units exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to any of our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from the last day of its third quarter (September 30) to the first day of its fourth quarter (October 1). The Company selected this date to perform its annual goodwill impairment test because it believes the new date is preferable in these circumstances as it better aligns the timing of the impairment test with the Company’s long-range planning process, giving it more visibility. In addition, the October 1 test date is preferable because it allows additional time for management to plan and execute its review of the completeness and accuracy of the impairment testing process. The annual impairment analysis performed as of September 30, 2008 and 2007, respectively, did not indicate any impairment. In accordance with this change, the Company conducted its annual impairment test as of October 1, 2009. The annual impairment analysis performed as of September 30, 2009 did not indicate any impairment. The Company performed an annual impairment test as of October 1, 2009 which did not indicate any impairment.

We currently have two reporting units, TOC and Production Services. The Production Services reporting unit consists of Winnercomm, CableCam and SkyCam businesses which were acquired on January 12, 2009. All of the Company’s goodwill is currently attributed to our TOC reporting unit. There were no other changes to our reporting units or allocation of goodwill by reporting units during 2009.

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

As of October 1, 2009, if forecasted debt-free net cash flow growth had been 10% lower than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of October 1, 2009, if the discount rate applied in our analysis had been 10% higher than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of October 1, 2009, the Company would have been required to perform the second step of the implied fair value analysis had the projected cash flow growth rate been less than

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

negative four percent. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in the impairment of goodwill.

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

Revenue Recognition

Our revenues are composed of advertising fees, subscriber fees and production services.

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

Production revenue includes revenue from sponsorship and advertising fees from company ad inventory, revenue from production services for customer-owned telecasts, revenue from aerial camera services for customer-owned telecasts and revenue from web page design and marketing. Advertising revenues are recognized when the advertisement is aired and the collectability of fees is reasonably assured. Revenue from production services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Costs incurred prior to completion and delivery are reflected as other current assets in the accompanying consolidated balance sheets. Advances of contract fees prior to completion and delivery are shown as deferred revenue in the accompanying consolidated balance sheets.

Revenue from aerial camera services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Revenue from each event is based on an agreed upon contracted amount plus allowed expenses.

Revenue from web page design and marketing is recognized upon the completion of services. Commission revenue from the marketing of program advertising, and commercial air time is recognized when the advertising or commercial air time occurs. In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Certain transactions are recorded on a gross or net basis depending on whether we are acting as the principal in a transaction or acting as an agent in the transaction. We serve as the principal in transactions in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis. For those transactions in which we do not have substantial risks and rewards of ownership, we are considered an agent in the transaction and, accordingly, record revenue on a net basis. As such, we record revenue when our commission is earned.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the years ended December 31:

	2009	2008	2007

Weighted average shares used to calculate basic earnings (loss) per share	24,452	25,369	26,027
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	—	717	—

Weighted average shares used to calculate diluted earnings (loss) per share	24,452	26,086	26,027

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009, 2008 and 2007, outstanding options and performance units to purchase 1,498, 1,993 and 2,827 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.

Share-Based Compensation

We record stock compensation expense for equity-based awards granted, including stock options, for which expense is recognized over the service period based on the fair value of the award at the date of grant.

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

Investments and Financial Instruments

Our investments in marketable debt and equity securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from net income and reported in other comprehensive income. Accumulated net unrealized holding gains and losses are included at the end of each year in accumulated other comprehensive (loss) which is a separate component of stockholders’ equity.

We record other financial instruments such as cash and cash equivalents at fair value. We have not applied the fair value measurement criteria to nonfinancial assets and liabilities.

Recent Accounting Pronouncements

The FASB’s Accounting Standards Codification (“ASC”) is effective for all interim and annual financial statements issued after September 15, 2009. The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to the ASC. However, we have conformed references to specific accounting standards in these notes to consolidated financial statements to the appropriate section of the ASC.

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

In June 2009, the FASB established general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. We have evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations or financial position.

Note 3 —	Acquisition

On January 12, 2009, we completed an asset purchase agreement and formed the Winnercomm entities as noted above. We have included the financial results of Winnercomm in our 2009 consolidated results from the acquisition date. The total cash purchase price was $5,944 plus the assumption of certain liabilities.

The allocation of the fair market values as of January 12, 2009 is set forth below.

	January 12, 2009

Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$198
Receivables	5,690
Other current assets	2,324
Property, plant and equipment	5,433
Other assets	211
Accounts payable and accrued liabilities	(7,356)
Deferred revenues	(415)
Unfavorable leases	(1,251)

Total net tangible assets acquired and liabilities assumed		$4,834
Fair value of identifiable intangible assets acquired:
Customer relationships	980
Patents	80
Programming library	50

Total identifiable intangible assets acquired		1,110

Total purchase price		5,944

Less cash acquired		(198)

Net purchase price		$5,746

We adopted the provisions of FASB ASC 805, “Business Combinations” (“ASC 805”) effective January 1, 2009. The fair values set forth above are based on valuation estimates of Winnercomm’s tangible and intangible assets, based in part on third party appraisals in accordance with ASC 805.

The Company recognized $680 of acquisition and integration related costs that were expensed in the year ended December 31, 2009.

The Winnercomm entities’ fiscal results for the current fiscal year are disclosed in the newly formed Production Services reporting segment.

Intangible Assets

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets, based on their estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets is recorded as intangibles. Amounts recorded as goodwill are assigned to one or more reporting units. Determining the fair value of assets acquired and liabilities assumed requires management’s judgement and often involves the use of significant estimates and assumptions,

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

including assumptions with respect to future cash inflows and outflows, discount rules, asset lives and market multiples, among other items. The following table sets forth the weighted average useful lives of intangible assets associated with the Winnercomm acquisition:

Customer relationships	3.5 years
Patents	5.0 years
Programming library	1.0 year
Total intangible assets

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

	Year Ended
	December 31,
	2009	2008

Total revenues	$87,800	$99,932
Net income (loss)	$(1,004)	$(57,437)
Basic earnings (loss) per share	$(0.04)	$(2.26)
Diluted earnings (loss) per share	$(0.04)	$(2.26)

Note 4 —	Subscriber Acquisition Fees

Subscriber acquisition fees as of December 31, 2009 and 2008, are comprised of the following:

	2009	2008

Subscriber acquisition fees, at cost	$6,569	$2,445
Accumulated amortization	(2,198)	(1,224)

Subscriber acquisition fees, net	$4,371	$1,221

Of the net balance at December 31, 2009, we expect $3,584 will be recognized as a reduction of subscriber fee revenue and $787 will be recognized as subscriber acquisition fee amortization expense in future periods. For the years ended December 31, 2009, 2008 and 2007, $439, $118 and $348 was charged to revenue and $537, $371 and $141 was charged to expense, respectively. We expect to amortize the net balance as of December 31, 2009 as follows:

Years Ending December 31,	Amount

2010	$1,608
2011	1,388
2012	955
2013	420

Total amortization	$4,371

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2009 and 2008, we made cash payments of $1,078 and $0, respectively, relating to current subscriber acquisition fee obligations.

Note 5 —	Investments in Available-For-Sale Securities

Assets recorded at fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at December 31, 2009:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents(1)	$20,848	$20,848	$—	$—
Investments in available-for-sale securities(2)	38,090	37,997	93	—
Non-current investments in available-for-sale securities(3)	5,775	—	—	5,775

Total	$64,713	$58,845	$93	$5,775

(1)	Cash and cash equivalents consist primarily of treasury bills and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of treasury bills with original maturity dates in excess of three months, for which we determine fair value through quoted market prices, and one auction-rate security totaling $93 which was redeemed in January 2010.

(3)	Investments in available-for-sale securities consist of one auction-rate municipal security and two closed end perpetual preferred auction-rate securities (“PPS”). The fair value of PPS securities are calculated using a discounted cash flow analysis to more accurately measure possible liquidity discounts.

As of December 31, 2009, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and two closed end perpetual preferred securities which have redemption features which call for redemption at 100% of par value and have maintained at least A3 credit ratings despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded a temporary unrealized gain on our PPS of $100 in the year ended December 31, 2009. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $444, which is included in accumulated other comprehensive loss on our balance sheet as of December 31, 2009. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $20,848 and our expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. We are not certain how long we may be required to hold each security. However, given our current cash position, liquid cash equivalents and cash flow from operations, we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.

In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairments of investments in debt and equity securities. The recognition provision applies only to fixed income securities that are other than temporarily impaired. If the Company intends to sell or it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other than temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. If the Company asserts that it does not intend to sell and it is more likely than not that it will not be required to sell an other than temporarily impaired security before recovery of its cost basis, the impairment must be separated into credit and non-credit components with the credit portion of the other-than-temporary impairment recognized as a loss through earnings and the non-credit portion recognized in other comprehensive income. The Company recognized a cumulative effect adjustment of $217 to retained earnings for all other-than-temporary impairments on investments in available-for-sale securities which were deemed to be non-credit in nature with a corresponding adjustment to accumulated other comprehensive loss.

All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2009 were auction-rate securities. The two closed end perpetual preferred auction-rate securities totaling $3,355 have a weighted average interest rate of 1.27% and an auction reset of 28 days. The municipal security has an interest rate of 0.64%, matures on December 1, 2045 and as of December 31, 2009 the next auction reset date was

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

January 19, 2010. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008

Auction-Rate Securities:
Balance at beginning of period	$6,456	$—
Transfers into Level 3	—	9,725
Transfers into Level 2 to be redeemed	(93)	—
Redeemed	(700)	(2,606)
Realized gain on redemption	12	—
Other-than-temporary impairment	—	(336)
Unrealized gain included in accumulated other comprehensive loss	100	(327)

Balance as of December 31, 2009	$5,775	$6,456

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills and money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in interest and other income, net as follows:

	Year Ended December 31,
	2009	2008	2007

Interest income	$166	$1,750	$3,215
Interest expense	(105)	—	(12)
Dividend income	—	32	77
Loss on sale of equity securities	—	(44)	—
Gain on redemption of auction-rate securities	12	119	—
Other-than-temporary impairment on auction-rate securities	—	(336)	—

Total interest and other income, net	$73	$1,521	$3,280

Note 6 —	Comprehensive Income (Loss)

The following table provides the composition of other comprehensive income (loss) as of December 31:

	2009	2008	2007

Net income (loss), as reported	$(285)	$2,372	$(1,878)
Change in fair value of auction-rate and available-for-sale securities	100	(268)	(107)

Comprehensive income (loss)	$(185)	$2,104	$(1,985)

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Property, Plant and Equipment

Property, plant and equipment at December 31, 2009 and 2008 consist of the following:

	2009	2008

Land	$618	$600
Buildings and improvements	8,932	8,822
Equipment	12,962	7,289
Furniture and fixtures	726	228
Vehicles	168	271
Leasehold improvements	1,493	649

	24,899	17,859
Less accumulated depreciation	(10,613)	(7,817)

Totals	$14,286	$10,042

For the years ended December 31, 2009, 2008 and 2007, we recognized depreciation expense related to these assets of $3,572, $2,179 and $2,157, respectively.

Note 8 —	Goodwill and Intangible Assets

Intangible assets that are subject to amortization consist of the following as of December 31:

	2009
		Accumulated
	Gross	Amortization	Net

Trademark	$219	$189	$30
Internet domain names	98	49	49
Customer relationships	2,952	2,269	683
Patents	80	16	64
Programming library	50	48	2

Total intangible assets	$3,399	$2,571	$828

	2008
		Accumulated
	Gross	Amortization	Net

Trademark	$219	$175	$44
Internet domain names	98	—	98
Customer relationships	1,971	1,971	—

Total intangible assets	$2,288	$2,146	$142

As of December 31, 2009, the weighted average remaining amortization period for the above intangibles is 3.4 years. Based on our most recent analysis, we believe that no impairment exists at December 31, 2009 with respect to our goodwill and intangible assets.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Estimated future amortization expense related to intangible assets at December 31, 2009 is as follows:

Years Ending December 31,	Amount

2010	$315
2011	180
2012	167
2013	162
2014 and thereafter	4

Total	$828

Note 9 —	Lines of Credit

Bank Lines of Credit

On September 15, 2009, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2010 and renewing the total amount which can be drawn upon under the Revolver at $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of December 31, 2009 and 2008, respectively) plus 0.25% or LIBOR (0.25% and 0.44% as of December 31, 2009 and 2008, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of December 31, 2009, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.

Note 10 —	Commitments and Contingencies

From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

A summary of our contractual obligations as of December 31, 2009:

		Less than			After
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating lease obligations	$6,691	$1,502	$1,511	$1,364	$2,314
Purchase obligations	19,256	10,904	5,771	2,156	425
Employment agreements	4,050	1,450	2,600	—	—

Total	$29,997	$13,856	$9,882	$3,520	$2,739

Operating lease obligations principally relate to commitments for delivery of our signal via satellite and office leases. Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotions, including magazine advertisements and radio show sponsorships, talent agreements, equipment or software maintenance, research services and other operating purchases. Other long-term liabilities represent our obligations to our Chief Executive Officer, Chief Operating Officer and General Counsel, Chief Financial Officer and Chairman of Winnercomm under their employment agreements.

In February 2008, the Company entered into a Supplemental Compensation Agreement with its Chief Executive Officer, Mr. Roger L. Werner, Jr., which provided for an increase in Mr. Werner’s base annual salary from $300 to $450, effective February 4, 2008, and an increase from $450 to $500, effective October 16, 2008. The Supplemental Compensation Agreement also provided for target annual incentive bonuses for Mr. Werner of not less than $225 and $250 for 2008 and 2009, respectively. In addition, under the terms of the Supplemental

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Compensation Agreement, Mr. Werner was eligible to receive up to $950 for the renewal of seven major affiliation agreements on commercially reasonable terms. Mr. Werner was also eligible to receive an incentive bonus for incremental growth of the Company’s subscriber base over the existing base as reported by all companies distributing the Outdoor Channel in their December 2007 reports as follows: $300 for each incremental increase of 1 million paying subscribers, or portion thereof, for up to 5 million incremental subscribers; $400 for each incremental increase of 1 million paying subscribers, or portion thereof, for between 5 million and 10 million incremental subscribers; and $500 for each incremental increase of 1 million paying subscribers, or portion thereof, for incremental subscribers in excess of 10 million, with no maximum amount. Further, Mr. Werner was entitled to receive a cash bonus of 5% of the annual increase in advertising revenue from continuing operations of Outdoor Channel compared to the prior year, for both 2008 and 2009. During the year ended December 31, 2009, we have recognized $2,047 of expense related to Mr. Werner’s Supplemental Compensation Agreement. Mr. Werner’s Supplemental Compensation Agreement expired at the end of 2009.

The Company entered into an Amended and Restated Employment Agreement with its Chief Executive Officer Roger L. Werner, Jr., and Employment Agreements with each of Thomas E. Hornish, Chief Operating Officer and General Counsel and Shad L. Burke, Chief Financial Officer on April 14, 2009, and an Employment Agreement with James E. Wilburn on May 6, 2009 (each an “Agreement,” and collectively, the “Agreements”). Each individual who has entered into an Agreement with the Company is referred to herein as an “Executive.” The Agreements supersede, in their entirety, all prior employment or severance agreements between the Company and each of the Executives (with the exception of the Company’s standard form of confidential information and intellectual property agreement, the Executives’ standard forms of equity award agreements and Mr. Werner’s Supplemental Compensation Agreement, dated February 1, 2008).

The Agreements with Messrs. Werner, Hornish and Burke expire on December 31, 2012, and the Agreement with Mr. Wilburn expires on December 31, 2011. Thereafter, the Agreements will automatically renew for additional one (1) year terms, unless either party provides 60-day prior written notice.

Mr. Werner’s annual salary was continued at $500 for 2009, and will increase a maximum of 5% each year thereafter, and he was eligible for an annual targeted cash bonus of 50% of his annual salary in 2009 (in addition to any bonuses paid under his Supplemental Compensation Arrangement, dated February 1, 2008, which expired at the end of 2009) and not less than 80% of his annual salary in the remaining years of his Agreement.

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

Mr. Wilburn’s annual salary was continued at $300 for 2009 and will increase a maximum of 5% each year thereafter, and he will be eligible for an annual targeted cash bonus of not less than 50% of his annual salary during the term of his Agreement.

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

On October 3, 2008 a prior employee, who had been terminated on or about July 17, 2008, filed a complaint against the Company and one of its employees in the Superior Court of California in Riverside, California. Such complaint was served on the Company on or about October 23, 2008 and on the Company’s employee on or about November 2, 2008. This complaint alleges wrongful termination, violation of the California Family Rights Act, unfair business practices, discrimination, failure to accommodate, failure to engage in interactive process, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10,000 plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration, with the Superior Court of Riverside having the ability to enforce any settlement or judgment. In February 2010 this case was settled for an immaterial amount.

We are aware that in the first quarter of 2009, a prior employee, who had been terminated in January 2007, presented a demand for binding arbitration, and requested to join the above arbitration proceeding, against the Company and one of its employees. Such demand for arbitration was mailed to the Company on or about July 2, 2009. This arbitration demand alleges wrongful termination, unfair business practices, discrimination, failure to take reasonable steps to prevent discrimination, retaliation, and intentional infliction of emotional distress. This complaint seeks aggregate general damages in excess of $10,000 plus other indeterminable amounts plus fees and expenses. Pursuant to a prior agreement between the Company and this plaintiff, this complaint will be processed in binding arbitration. In February 2010 this case was settled for an immaterial amount.

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On January 15, 2010, we filed a complaint in the U.S. District Court, Northern District of Oklahoma against In Country Television, Inc., a Delaware corporation, Performance One Media, LLC, a New York limited liability company, and Robert J. Sigg, an individual, seeking injunctive relief and monetary damages for trademark infringement, false designation of origin trade dress infringement, trademark dilution, and unauthorized use of a plurality of Outdoor Channel’s federally registered trademarks. This complaint seeks injunctive relief and other general damages in an amount that is presently indeterminable plus fees and expenses. On February 4, 2010, the complaint was amended after discovering that the name In Country Television was a fictitious business name of defendant Performance One Media, LLC. The complaint was also amended at that same time to reflect the defendants’ removal of the slogan BRINGING THE OUTDOORS HOME from the home page of defendants’ website since the date the suit was originally filed.

On February 25, 2009, the Company announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan shall be in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced March 3, 2009 and will cease upon the earlier of March 31, 2010 or completion of the program. As of December 31, 2009, 225,713 shares had been repurchased for $1,345.

Operating Leases

We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2016. Generally, the most significant leases are satellite leases.

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

We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by Jim Wilburn, our Winnercomm Chairman. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement are $43.

Our Winnercomm facility lease agreement expires in June 2010. Monthly rent payments under this lease agreement are $111.

Our CableCam facility lease agreement expires in October 2011. Monthly rent payments under this lease agreement are $10.

Rent expense, including rent paid to Musk Ox Properties, LP, Case and Associate Properties, Inc., our Winnercomm and Cablecam facilities and satellite and transponder expense, aggregated to approximately $3,730, $2,413 and $2,877 in the years ended December 31, 2009, 2008 and 2007, respectively.

Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2009 are as follows:

Years Ending December 31,	Amount

2010	$1,502
2011	810
2012	701
2013	686
2014 and thereafter	2,992

Total	$6,691

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 11 —	Income Taxes

The components of the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Current:
Federal	$538	$225	$40
State	202	541	3

Total current	740	766	43

Deferred:
Federal	1,196	3,239	1,411
State	332	(17)	264

Total deferred	1,528	3,222	1,675

Totals	$2,268	$3,988	$1,718

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 were related to the following:

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$754	$958
Share-based compensation	4,547	4,795
Deferred revenues	94	80
Other accrued liabilities	408	406
Intangible assets	138	—
Alternative minimum tax credit	—	319
Allowance for doubtful accounts	218	323
Programming costs	346	364
Capital loss carryover	456	519
Other	71	220

Subtotal	7,032	7,984
Less: Valuation allowance	(637)	(519)

	$6,395	$7,465

Deferred tax liabilities:
Property, plant and equipment	(1,115)	(521)
State taxes	(357)	(471)

	(1,472)	(992)

Deferred tax assets, net	$4,923	$6,473

As of December 31, 2009, we have an aggregate State net operating loss carryforward of approximately $19,104. Expiration of these State carryforwards will commence in 2015. We utilized the remaining net operating loss carryforward for U.S. Federal purposes during 2009. We have a capital loss carryforward of $1,003 as of December 31, 2009 of which the majority resulted from the sale of the Membership Division in 2007 (see Note 15). As we do not believe it is more likely than not to realize a benefit for the capital loss, a valuation allowance has been established against the entire capital loss carryforward. In certain state taxing jurisdictions, we do not believe it is more likely than not to realize a benefit for the net deferred tax assets relating to the Winnercomm, SkyCam and CableCam businesses and have established a valuation allowance against such state assets.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The provision (benefit) for income taxes from continuing operations reflected in the accompanying consolidated statements of operations is different than that computed based on the applicable statutory Federal income tax rate of 34% in 2009, 2008 and 2007 as shown below:

	2009	2008	2007

Federal income tax provision (benefit) at statutory income tax rate	$674	$2,162	$(55)
State taxes, net of federal benefit	160	346	177
Non-deductible expense	46	41	21
Share-based compensation	568	925	1,200
Officer compensation	647	418	—
Valuation allowance	(5)	89	251
State rate adjustment	193	—	—
Other	(15)	7	124

Income tax provision	$2,268	$3,988	$1,718

Gross unrecognized tax benefits as of December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Gross unrecognized tax benefits as of January 1,	$1,309	$1,309	$1,136
Increases in tax positions for prior years	—	—	173
Decreases in tax positions for prior years	(466)	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—

Gross unrecognized tax benefits as of December 31,	$843	$1,309	$1,309

All of the unrecognized tax benefits at December 31, 2009 would affect the effective tax rate if recognized, offset by approximately $287 related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in the United States and various state and local tax jurisdictions. We are no longer subject to U.S. Federal examinations for years prior to 2006, and with few exceptions, we are no longer subject to state and local tax examinations for years prior to 2005.

Note 12 —	Stock Incentive Plans

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

Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding on the total compensation the employees have realized as a result of the vesting of these shares. During the years ended December 31, 2009 and 2008, approximately 101,000 and 75,000 shares were repurchased with a market value of approximately $659 and $549, respectively.

2004 Long-Term Incentive Plan (“LTIP Plan”).  During 2005 through December 31, 2009, all options to purchase common stock, restricted stock awards and performance units to our employees, service providers and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest over three to five years, however, some awards vest monthly or quarterly. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of December 31, 2009, options to purchase 400,000 shares of common stock, 1,048,761 restricted shares, and 700,000 performance unit shares were outstanding. There were 1,019,286 shares of common stock available for future grant as of December 31, 2009.

Non-Employee Director Stock Option Plan (“NEDSOP”).  Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. If an option is surrendered or ceases to be exercisable, the shares continue to be available for future grant. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of December 31, 2009, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

The fair value of the shares and options, adjusted for a forfeiture assumption at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet), is amortized to share-based compensation expense as the rights to the restricted stock and options vest with an equivalent amount added to additional paid-in capital. Changes to forfeiture assumptions are based on actual experience. For grants to service providers, except for the performance shares, the future charge will be remeasured to reflect the fair market value at the end of each reporting period until the shares vest when the related charge will be remeasured for the final time. Restricted shares issued to service providers and employees that vest upon specific performance have been excluded from compensation expense recognition until and if such shares vest upon achievement of the performance goals.

The following tables summarize share-based compensation expense for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007

Nature of Award:
Restricted stock	$3,681	$3,004	$1,975
Options	419	601	1,701
Performance units	—	—	6,584

Total share-based compensation expense	$4,100	$3,605	$10,260

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2009	2008	2007

Classification of Compensation Expense:
Cost of services:
Production and operations	$270	$440	$263
Other expenses:
Selling, general and administrative	3,830	3,165	9,997

Total share-based compensation expense	$4,100	$3,605	$10,260

During the three months ended March 31, 2008, one employee transitioned to being an independent service provider. As of the transition date, the fair value of the stock options granted to this employee was estimated to be $0.12 per share. No options were issued and no employees transitioned to independent service provider status during year ended December 31, 2009. The estimated values were derived by using the Black-Scholes option pricing model for stock options granted, with the following assumptions:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	—	1.4 - 2.3%	4.9 - 5.0%
Dividend yield	—	0.0%	0.0%
Expected life of the option	—	0.1 - 0.3 years	0.8 years
Volatility factor	—	33.6 - 52.6%	39.2 - 39.5%
Weighted average volatility factor	—	45.4%	39.4%

The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

Issuances of Common Stock by the Company

During the years ended December 31, 2009, 2008 and 2007, we received cash from the exercise of options as follows:

	2009	2008	2007

Number of options exercised	—	2	975
Cash proceeds	$—	$11	$1,195
Tax benefit from options exercised	$—	$2	$2,376

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock Options

A summary of the status of the options granted under the Company’s stock option plans and outside of those plans as of December 31, 2009 and the changes in options outstanding are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
	(In thousands)			(In thousands)

Outstanding at January 1, 2007	3,272	$9.48
Granted	—	—
Exercised	(975)	1.23
Forfeited	(448)	14.06
Expired	(407)	13.60

Outstanding at December 31, 2007	1,442	12.48
Granted	—	—
Exercised	(2)	6.14
Forfeited	(23)	12.11
Expired	(587)	11.92

Outstanding at December 31, 2008	830	12.90
Granted	—	—
Exercised	—	—
Forfeited	(3)	12.58
Expired	(177)	14.09

Outstanding at December 31, 2009	650	$12.58	2.53	$—

Vested and expected to vest at December 31, 2009	650	$12.58	2.53	$—

Exercisable at December 31, 2009	631	$12.55	2.57	$—

Additional information regarding options outstanding for all plans as of December 31, 2009 is as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(In thousands)			(In thousands)

$10.19 - $10.19	10	1.25	$10.19	8	$10.19
$12.10 - $12.10	300	1.79	12.10	300	12.10
$12.50 - $12.50	125	3.96	12.50	125	12.50
$12.58 - $12.58	25	1.42	12.58	19	12.58
$12.80 - $12.80	125	4.04	12.80	125	12.80
$14.86 - $14.95	65	0.87	14.88	55	14.88

Total	650	2.53	$12.58	631	$12.55

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

There were no options granted during the years ended December 31, 2009, 2008 and 2007. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $2 and $7,886, respectively.

Restricted Stock

A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of December 31, 2009 and the changes in restricted shares outstanding are summarized as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Nonvested at January 1, 2007	314	$12.73
Granted	538	9.41
Vested	(99)	12.31
Forfeited	(56)	12.46

Nonvested at December 31, 2007	697	10.25
Granted	504	7.37
Vested	(256)	10.62
Forfeited	(96)	9.96

Nonvested at December 31, 2008	849	8.46
Granted	611	6.97
Vested	(375)	8.89
Forfeited	(36)	7.96

Nonvested at December 31, 2009	1,049	$7.46

During the years ended December 31, 2009, 2008 and 2007, we issued 611,000, 504,000 and 538,000 shares, respectively, of restricted stock to employees while 36,000, 96,000 and 56,000 shares of restricted stock, respectively, were canceled due to employee turnover.

The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of December 31, 2009 are as follows:

	As of December 31, 2009
		Weighted
		Average
	Expense	Remaining
	yet to be	Requisite
	Recognized	Service Periods

Stock options	$18	0.2 years
Restricted stock	5,897	2.5 years

Total	$5,915	2.5 years

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Additional Required Disclosures Related to Employee Performance Units

In 2006, we granted performance based units to our CEO in two separate instances. The fair value of each performance unit granted by us in 2006 (none were granted in prior years) was estimated on the date of grant using a Monte Carlo model assuming equity returns, continuously compounded, following a normal distribution pricing model with the following assumptions and determinations:

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

Note 13 —	Segment Information

We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Following the acquisition of Winnercomm in January 2009, we have two reporting segments, TOC and Production Services. During 2008, we operated in a single segment. TOC is a separate business activity that broadcasts television programming on Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and the rental of aerial camera systems. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from web page design and marketing. Intersegment revenues generated by Production Services of approximately $1,965 and $0, respectively, for the years ended December 31, 2009 and 2008, and intersegment cost of services generated by Production Services of approximately $1,662 and $0, respectively, for years ended December 31, 2009 and 2008, have been eliminated within the Production Services segment.

Information with respect to these reportable segments as of and for the year ended December 31, 2009 is as follows:

		Income (Loss)			Depreciation
		Before Income		Total	and
	Revenues	Taxes		Assets	Amortization

2009
TOC	$53,173	$6,649	*	$88,015	$2,058
Production Services	33,679	(4,666)		11,136	1,939

Subtotals of Segments	86,852	1,983		99,151	3,997
Corporate*	—	—		57,627	—

Totals	$86,852	$1,983		$156,778	$3,997

*	We capture corporate overhead that is applicable to both segments in our TOC segment. The corporate overhead expenses consisted primarily of executive, legal and administrative functions not associated directly with either

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

TOC or Production Services. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.

Note 14 —	Related Party Transactions

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were approximately $19 with a 3% per year escalation clause. We paid Musk Ox Properties, LP approximately $223, $216 and $254 in the years ended December 31, 2009, 2008 and 2007, respectively. We recognized rent expense related to this lease of $213, $213 and $266 in the years ended December 31, 2009, 2008 and 2007, respectively.

We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by a stockholder and officer of the Company. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc. approximately $467 in the year ended December 31, 2009. We recognized rent expense related to this lease of $273 in the year ended December 31, 2009.

Note 15 —	Discontinued Operations

In April 2007 our Board of Directors, after considering reports of consultants and on-going analysis of management, decided that the operations of the Membership Division, comprised of Gold Prospector’s Association of America, LLC and LDMA-AU, Inc., was no longer strategic to the core business of Outdoor Channel Holdings. The Membership Division’s assets and liabilities were classified as assets and liabilities of discontinued operations. The sale of the Membership Division was for its net asset value, and accordingly, we have not adjusted its carrying value. The sale was consummated on April 24, 2007.

Prior to June 30, 2007, we had reported separate segment information in our filings for the operations of TOC and Membership Division in the same format as reviewed by our Chief Operating Decision Maker. After the discontinued operations of the Membership Division and prior to the acquisition of Winnercomm in 2009, we operated in a single segment.

The results of the Membership Division are as follows:

	Year Ended December 31,
	2009	2008	2007

Revenue	$—	$—	$1,632
Income (loss) from operations	—	—	73
Income (loss) from discontinued operations, net of tax	$—	$—	$1

Note 16 —	Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, available-for-sale securities, and accounts receivable. We reduce credit risk by placing our temporary cash investments with major financial institutions with high credit ratings. At December 31, 2009, we had cash and cash equivalents of approximately $6,728 with major financial institutions and approximately $13,606 in treasury bills and money market funds in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

We reduce credit risk related to accounts receivable by routinely assessing the financial strength of our customers. We maintain an allowance for doubtful accounts based on the credit risk of specific customers, historical

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

trends and other information that management believes will adequately provide for credit losses. As of December 31, 2009, we had no single customer that accounted for 10% or more of our accounts receivable balance.

Changes in our allowance for doubtful accounts were as follows:

	Balance at	Additions		Balance at
	Beginning	Charged		End of
	of Year	to Expense	Deductions	Year

Year ended December 31, 2009	$891	$524	$(795)	$620
Year ended December 31, 2008	240	709	(58)	891
Year ended December 31, 2007	180	219	(159)	240

Note 17 —	401(k) Savings Plan

We maintain a 401(k) Plan (the “401(k) Plan”) which includes a discretionary match provision. We make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee up to statutory maximums. Employees in our Production Services segment began participating and contributing to the 401(k) Plan in the first quarter of 2009. During 2009, 2008 and 2007, we incurred total charges of approximately $342, $145 and $105 for employer matching contributions, respectively.

Note 18 —	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2009 and 2008 consist of the following:

	2009	2008

Trade accounts payable	$4,849	$855
Accrued payroll and related expenses	4,488	2,665
Estimated make-good accrual	281	252
Accrued launch support commitment	3,046	—
Accrued expenses	2,160	2,151

Total	$14,824	$5,923

Note 19 —	Quarterly Financial Information (Unaudited)

Summarized unaudited operating data for each of the quarters in the years ended December 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

2009
Revenue	$16,976	$19,213	$23,630	$27,033
Income (loss) from operations	(2,307)	(1,240)	2,011	3,489
Net income (loss)	(1,262)	(878)	1,383	565
Earnings (loss) per common share:
Basic	$(0.05)	$(0.04)	$0.06	$0.02
Diluted	$(0.05)	$(0.04)	$0.05	$0.02

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31	June 30	September 30	December 31

2008
Revenue	$11,680	$13,047	$14,956	$14,374
Income (loss) from operations	(1,597)	230	3,738	2,468
Net income (loss)	(781)	271	2,394	488
Earnings (loss) per common share:
Basic	$(0.03)	$0.01	$0.10	$0.02
Diluted	$(0.03)	$0.01	$0.09	$0.02

Note 20 —	Subsequent Events (Unaudited)

The Company has completed an evaluation of all subsequent events through the date the consolidated financial statements were issued and concluded no subsequent events occurred that required recognition or disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(e) of the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Production Services segment, acquired on January 12, 2009, which is included in our 2009 consolidated financial statements and which constituted $11.1 million and $3.5 million of total assets and net assets, respectively, as of December 31, 2009, and which represented $33.7 million and $(2.9) million of revenues and net loss, respectively, for the year then ended. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements included in this Form 10-K and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2009, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited Outdoor Channel Holdings, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Outdoor Channel Holdings, Inc.’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Production Services segment, which is included in the 2009 consolidated financial statements of Outdoor Channel Holdings, Inc. and subsidiaries and constituted $11.1 million and $3.5 million of total and net assets, respectively, as of December 31, 2009 and $33.7 million and $(2.9) million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Outdoor Channel Holdings, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the Production Services segment.

In our opinion, Outdoor Channel Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Outdoor Channel Holdings, Inc. and subsidiaries and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 16, 2010

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements

(2) Financial Statement Schedules

All schedules are omitted as the information is not required, is not material or is otherwise provided.

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits

Exhibit
Number		Description

2.1		Amended and Restated Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated as of April 20, 2004, as amended and restated as of May 12, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference).
2.2		Agreement and Plan of Merger between Outdoor Channel Holdings, Inc., a Delaware corporation, and Outdoor Channel Holdings, Inc., an Alaska corporation, dated as of September 8, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
3.1		Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
3.2		By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
4.1		Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above).
10.1		Letter of intent dated August 27, 1993, regarding the proposed acquisition of Gold Prospector’s Association of America, Inc. by the Company (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).
10.2		Agreement and Plan of Reorganization dated February 13, 1995, by and between the Registrant and Gold Prospector’s Association of America, Inc. (filed as Exhibit B to the Company’s Form 8-K dated February 13, 1995 and incorporated herein by reference).
10	.3*	Form of Indemnification Agreement between Outdoor Channel Holdings, Inc. and its directors and certain executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.4		Revolving Credit Agreement and related agreements by and between the Company and U.S. Bank N.A. dated September 30, 2004 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10	.5*	1995 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference).
10	.6*	Form of Stock Option Agreement pursuant to the Company’s 1995 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.7*	The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.8*	Form of Stock Option Agreement pursuant to The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.9*	Non-Statutory Stock Option Plan and Agreement, dated as of November 13, 2003, by and between the Company and William A. Owen, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.10*	Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

Exhibit
Number		Description

10	.11*	Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).
10	.12*	2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.13*	Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10	.14*	Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.15		Omitted.
10	.16*	Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended March 31, 2005 and incorporated herein by reference).
10	.17*	Selling Stockholders Registration Rights Agreement, dated as of June 27, 2005, among Outdoor Channel Holdings, Inc. and the selling stockholders who are a party (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 28, 2005 and incorporated herein by reference).
10.18		Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated October 18, 2005 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10.19		Term Loan Agreement and related agreements by and between 43455 BPD, LLC and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10.20		Term Loan Agreement and related agreements by and between the Company and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10	.21*	Optionholders Registration Rights Agreement by and among the Company, Ray V. Miller and Elizabeth J. Sanderson dated as of December 5, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2005 and incorporated herein by reference).
10	.22*	Lease by and between the Company and Musk Ox Properties, L.P. dated as of January 1, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10	.23*	Employment Agreement with Roger L. Werner, Jr., effective as of October 16, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).
10	.24*	Form of Performance Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).
10	.25*	Amendment of Employment Agreement with Roger L. Werner, Jr., effective as of November 9, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2006 and incorporated herein by reference).
10.26		Separation Agreement and Release between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated December 21, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).
10.27		Consulting Agreement between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated January 2, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).
10	.28*	Form of Change of Control Severance Agreement (filed as Exhibit 10.28 to the Company’s Form 10-K dated March 17, 2008 and incorporated herein by reference).

Exhibit
Number		Description

10.29		Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated as of September 21, 2007 (filed as Exhibit 10.29 to the Company’s Form 10-Q dated February 1, 2008 and incorporated herein by reference).
10.30		Purchase Agreement by and between The Gold Business, LLC, Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated April 24, 2007 (filed as Exhibit 10.1 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).
10.31		First Amendment to Lease dated April 24, 2007, by and between Musk Ox Properties, L.P. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).
10.32		Separation Agreement and Release between Outdoor Channel Holdings, Inc. and Mr. William A. Owen dated December 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference).
10.33		Consulting Agreement between Outdoor Channel Holdings, Inc. and Mr. William A. Owen dated as of December 15, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference).
10.34		Form of Stock Repurchase Plan and Agreement (filed as Exhibit 10.34 to the Company’s Form 10-K dated March 9, 2009 and incorporated herein by reference).
10.35		Asset Purchase Agreement by and among Cablecam LLC, Skycam LLC, Winnercomm Holdings, Inc and Winnercomm, Inc., and Outdoor Channel Holdings, Inc., dated January 12, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2009 and incorporated herein by reference).
10	.36*	Amended and Restated Employment Agreement with Roger L. Werner, Jr. dated April 14, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference).
10	.37*	Employment Agreement with Thomas E. Hornish dated April 14, 2009 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference).
10	.38*	Employment Agreement with Shad L. Burke dated April 14, 2009 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference).
10	.39*	Employment Agreement with James E. Wilburn dated May 6, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 8, 2009 and incorporated herein by reference).
10.40		Amendment to Loan Agreement and Note dated September 14, 2009 by and between U.S. Bank N.A. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2009 and incorporated herein by reference).
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
31.1		Certification by Chief Executive Officer
31.2		Certification by Chief Financial Officer
32	.1**	Section 1350 Certification by Chief Executive Officer
32	.2**	Section 1350 Certification by Chief Financial Officer

*	Designates a management contract or compensatory plan or arrangement.

**	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

By:	/s/ Roger L. Werner, Jr.
Roger L. Werner, Jr.,
Chief Executive Officer and President

Dated: March 16, 2010

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

Signature	Title	Date

/s/ Perry T. Massie Perry T. Massie	Chairman of the Board, Director	March 16, 2010

/s/ Roger L. Werner. Jr. Roger L. Werner. Jr.	Chief Executive Officer and President (Principal Executive Officer), Director	March 16, 2010

/s/ Shad L. Burke Shad L. Burke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ Thomas H. Massie Thomas H. Massie	Vice Chairman of the Board, Director	March 16, 2010

/s/ Ajit M. Dalvi Ajit M. Dalvi	Director	March 16, 2010

/s/ David D. Kinley David D. Kinley	Director	March 16, 2010

/s/ David C. Merritt David C. Merritt	Director	March 16, 2010

/s/ Michael L. Pandzik Michael L. Pandzik	Director	March 16, 2010

/s/ T. Bahnson Stanley T. Bahnson Stanley	Director	March 16, 2010