Form 10-Q
period 2010-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2010-05-06
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 3, 2010

Common Stock, $0.001 par value	25,327,906

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2010
*   *   *

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,181	$20,848
Investments in available-for-sale securities	42,993	38,090
Accounts receivable, net of allowance for doubtful accounts of $1,009 and $620	11,135	15,827
Deferred tax assets, net	2,439	2,434
Prepaid programming and production costs	5,893	6,111
Other current assets	2,172	1,871

Total current assets	76,813	85,181

Property, plant and equipment, net	13,913	14,286
Amortizable intangible assets, net	730	828
Goodwill	43,160	43,160
Investments in auction-rate securities	5,696	5,775
Deferred tax assets, net	3,836	2,489
Subscriber acquisition fees	3,967	4,371
Deposits and other assets	653	688

Totals	$148,768	$156,778

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,684	$14,824
Accrued severance payments	54	255
Deferred revenue	1,443	1,469
Current portion of deferred obligations	171	165
Current portion of unfavorable lease	139	136
Income taxes payable	—	459

Total current liabilities	10,491	17,308

Deferred obligations	168	178
Unfavorable lease obligation	958	994

Total liabilities	11,617	18,480

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,327 and 25,444 shares issued and outstanding	25	25
Additional paid-in capital	165,730	165,374
Accumulated other comprehensive loss	(434)	(444)
Accumulated deficit	(28,170)	(26,657)

Total stockholders’ equity	137,151	138,298

Totals	$148,768	$156,778

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Advertising	$7,292	$7,794
Subscriber fees	4,831	4,663
Production services	5,698	4,519

Total revenues	17,821	16,976

Cost of services:
Programming	1,304	1,672
Satellite transmission fees	391	395
Production and operations	7,099	6,593
Other direct costs	112	97

Total cost of services	8,906	8,757

Other expenses:
Advertising	286	459
Selling, general and administrative	10,397	9,207
Depreciation and amortization	911	888

Total other expenses	11,594	10,554

Loss from operations	(2,679)	(2,335)

Interest and other income, net	12	24

Loss from operations before income taxes	(2,667)	(2,311)

Income tax benefit	(1,154)	(997)

Net loss	$(1,513)	$(1,314)

Loss per common share data:
Basic	$(0.06)	$(0.05)

Diluted	$(0.06)	$(0.05)

Weighted average common shares outstanding:
Basic	24,395	24,417

Diluted	24,395	24,417

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2010
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2009	25,444	$25	$165,374	$(444)	$(26,657)	$138,298

Comprehensive income (loss):
Net loss	—	—	—	—	(1,513)	(1,513)
Change in fair value of auction-rate securities	—	—	—	10	—	10

Total comprehensive loss	—	—	—	—	—	(1,503)

Issuance of restricted stock and performance shares to employees for services to be rendered, net of forfeited shares	7	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	1,064	—	—	1,064

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(62)	—	(367)	—	—	(367)

Purchase and retirement of treasury stock related to the stock repurchase program	(62)	—	(341)	—	—	(341)

Balance, March 31, 2010	25,327	$25	$165,730	$(434)	$(28,170)	$137,151

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net loss	$(1,513)	$(1,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	911	888
Amortization of subscriber acquisition fees	404	122
Gain on sale of equipment	(34)	—
Gain on sale of available-for-sale and auction-rate securities	(11)	—
Provision for doubtful accounts	413	76
Share-based employee and service provider compensation	1,064	1,014
Deferred tax benefit, net	(1,158)	(1,027)

Changes in operating assets and liabilities:
Accounts receivable	4,279	2,747
Income tax payable	(653)	(252)
Prepaid programming costs	218	(767)
Other current assets	(301)	587
Deposits and other assets	24	(291)
Subscriber acquisition fees	(1,389)	(763)
Accounts payable and accrued expenses	(4,815)	(4,065)
Deferred revenue	(26)	1,127
Accrued severance payments	(201)	(8)
Deferred obligations	(4)	138
Unfavorable lease obligations	(33)	(27)

Net cash used in operating activities	(2,825)	(1,815)

Investing activities:
Purchases of property, plant and equipment	(409)	(603)
Proceeds from sale of equipment	68	—
Cash paid to purchase assets of Winnercomm, net of cash acquired	—	(5,746)
Purchases of available-for-sale securities	(31,993)	(9,994)
Proceeds from sale of available-for-sale and auction-rate securities	27,200	—

Net cash used in investing activities	(5,134)	(16,343)

Financing activities:
Purchase of treasury stock	(367)	(179)
Purchase and retirement of stock related to stock repurchase program	(341)	(306)

Net cash used in financing activities	(708)	(485)

Net decrease in cash and cash equivalents	(8,667)	(18,643)
Cash and cash equivalents, beginning of period	20,848	60,257

Cash and cash equivalents, end of period	$12,181	$41,614

Supplemental disclosure of cash flow information:

Income taxes paid	$653	$282

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase in fair value of auction-rate securities	$10	$15

Property, plant and equipment costs incurred but not paid	$54	$239

Subscriber acquisition fees incurred but not paid	$—	$750

Retirement of treasury stock	$(367)	$(179)

See Notes to Unaudited Condensed Consolidated Financial Statement.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2010 and its results of operations and cash flows for the three months ended March 31, 2010 and 2009. Pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
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
Intangible Assets
In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Winnercomm’s services. The fair values of intangible assets were estimated with the assistance of third party valuation specialists.

The following table sets forth the components of intangible assets associated with the Winnercomm acquisition:

		Weighted
	Preliminary	Average
	Fair Value	Useful Life
Customer relationships	$980	3.5 years
Patents	80	5 years
Programming library	50	1 year

Total intangible assets	$1,110

Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Winnercomm as though the companies were combined as of the beginning of fiscal 2009. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets.
The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2009.
The unaudited pro forma financial information was as follows for the three months ended March 31, 2009:

Three Months Ended
March 31, 2009
Total revenues	$17,924
Net loss	$(1,980)
Basic loss per share	$(0.08)
Diluted loss per share	$(0.08)
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
Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding on the total compensation the employees have realized as a result of the vesting of these shares. During the three months ended March 31, 2010 and 2009, approximately 62,000 and 28,000 shares were repurchased with a market value of approximately $367 and $179, respectively.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through March 31, 2010, all options to purchase common stock, restricted stock awards, and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest annually over three to five years, however, some awards vest monthly or quarterly. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of March 31, 2010, options to purchase 395,000 shares of common stock, 870,394 restricted shares, and 700,000 performance unit shares were outstanding. There were 1,017,161 shares of common stock available for future grant as of March 31, 2010.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. If an option is surrendered or ceases to be exercisable, the shares continue to be available for future grant. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of March 31, 2010, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.
The fair value of the shares and options, adjusted for a forfeiture assumption, at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet) will be amortized to share-based compensation expense as the rights to the restricted stock and options vest with an equivalent amount added to additional paid-in capital. Changes to forfeiture assumptions are based on actual experience and are recorded in accordance with the rules related to accounting for changes in estimates. For grants to service providers, except for the performance shares, the future charge will be remeasured to reflect the fair market value at the end of each reporting period until the shares vest, at which time the related charge will be remeasured for the final time. Restricted shares issued to service providers that vest upon specific performance have been excluded from compensation expense recognition until and if such shares vest upon achievement of the performance goals.
The following tables summarize share-based compensation expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Nature of Award:
Restricted stock	$1,041	$863
Options	23	151

Total share-based compensation expense	$1,064	$1,014

	Three Months Ended
	March 31,
	2010	2009
Classification of Compensation Expense:
Cost of services:
Production and operations	$73	$105

Other expenses:
Selling, general and administrative	991	909

Total share-based compensation expense	$1,064	$1,014

Stock Options
A summary of the status of the options granted under the Company’s stock option plans and outside of those plans as of March 31, 2010 and the changes in options outstanding during the three months then ended is as follows:

		Weighted
		Average	Weighted Average Remaining
		Exercise	Contractual
Options	Shares	Price	Term (Yrs.)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	650	$12.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(5)	14.95

Outstanding at end of period	645	$12.56	2.30	$—

Vested or expected to vest at end of period	645	$12.56	2.30	$—

Exercisable at end of period	636	$12.57	2.32	$—

Additional information regarding options outstanding for all plans as of March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$10.19 — $10.19	10	1.01	$10.19	7	$10.19
$12.10 — $12.10	300	1.55	12.10	300	12.10
$12.50 — $12.50	125	3.72	12.50	125	12.50
$12.58 — $12.58	25	1.18	12.58	19	12.58
$12.80 — $12.80	125	3.80	12.80	125	12.80
$14.86 — $14.95	60	0.70	14.88	60	14.88

Total	645	2.30	$12.56	636	$12.57

There were no options granted during the three months ended March 31, 2010 or 2009.
Restricted Stock
A summary of the status of the Company’s nonvested restricted shares as of March 31, 2010 and the changes in restricted shares outstanding during the three months then ended is presented as follows:

	As of March 31, 2010
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at beginning of period	1,049	$7.46
Granted	114	5.37
Vested	(186)	6.88
Forfeited	(107)	7.28

Nonvested at end of period	870	$7.33

During the three months ended March 31, 2010 and 2009, we issued 114,000 and 91,000 shares, respectively, of restricted stock to employees while 107,000 and 1,000 shares of restricted stock, respectively, were canceled due to employee turnover. Also during the three months ended March 31, 2010, 18,000 shares of the total restricted stock issued were performance shares. The performance goal associated with these shares is the achievement of certain annual financial operating targets. Share-based compensation expense related to these performance shares for the three months ended March 31, 2010 was $8.
The fair value of nonvested shares for grants made during open market hours is determined based on the closing trading price of our shares on the trading day immediately prior to the grant date. The fair value of nonvested shares for grants made after the market closes is determined based on the closing trading price of our shares on the grant date.
Expense to be Recognized
Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of March 31, 2010 are as follows:

	March 31, 2010
		Weighted Average
	Expense Yet to be	Remaining Requisite
	Recognized	Service Periods
Stock options	$5	0.1 years
Restricted stock	5,040	2.2 years

Total	$5,045	2.2 years

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
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three months ended March 31 (in thousands):

	2010	2009
Weighted average shares used to calculate basic earnings (loss) per share	24,395	24,417
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	—	—

Weighted average shares used to calculate diluted earnings (loss) per share	24,395	24,417

As of March 31, 2010 and 2009, outstanding options and performance units to purchase a total of 1,345,000 and 1,522,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.
NOTE 5—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
Assets recorded at fair value in the balance sheet as of March 31, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:
Level 1	–	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2	–	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3	–	Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.
We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at March 31, 2010:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$12,181	$12,181	$—	$—
Investments in available-for-sale securities (2)	42,993	42,993	—	—
Non-current investments in auction-rate securities (3)	5,696	—	—	5,696

Total	$60,870	$55,174	$—	$5,696

(1)	Cash and cash equivalents consist primarily of treasury bills and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of treasury bills with original maturity dates in excess of three months, for which we determine fair value through quoted market prices.

(3)	Investments in auction-rate securities consist of one auction-rate municipal security and two closed end perpetual preferred auction-rate securities (“PPS”). PPS are using a discounted cash flow analysis to more accurately measure possible liquidity discounts.
As of March 31, 2010, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and two closed end perpetual preferred securities which have redemption features which call for redemption at 100% of par value and have maintained at least A3 credit ratings despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms.

Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded a temporary unrealized gain on our PPS of $10 in the three months ended March 31, 2010. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $434, which is included in accumulated other comprehensive loss on our balance sheet as of March 31, 2010. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $12,181 and our expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. We are not certain how long we may be required to hold each security. However, given our current cash and cash equivalent position, short-term investments in available-for-sale securities, and cash flow from operations, we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.
All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2010 were auction-rate securities. The two closed end perpetual preferred auction-rate securities totaling $3,384 have a weighted average interest rate of 1.27% and an auction reset of 28 days. The municipal security has an interest rate of 1.18%, matures on December 1, 2045 and as of March 31, 2010 the next auction reset date was April 13, 2010. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three month period ended March 31, 2010:

Three Months Ended
March 31, 2010
Auction-Rate Securities:
Balance at beginning of period	$5,775
Redeemed	(100)
Realized gain on redemption	11
Unrealized gain included in accumulated other comprehensive loss	10

Balance as of March 31, 2010	$5,696

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills and money market accounts to be interest income and are recorded in interest and other income, net for the three months ended March 31, 2010 and 2009 as follows:

	Three Months Ended
	March 31,
	2010	2009
Interest income	$25	$48
Interest expense	(24)	(24)
Gain on redemption of auction-rate securities	11	—

Total interest and other income, net	$12	$24

NOTE 6—COMPREHENSIVE LOSS
The following table provides the composition of other comprehensive loss:

	Three Months Ended
	March 31,
	2010	2009
Net loss, as reported	$(1,513)	$(1,314)
Unrealized gain on available-for-sale securities	10	15

Comprehensive loss	$(1,503)	$(1,299)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, pursuant to a two-step impairment test. In the first step, we compare the fair value of each of our reporting units to its carrying value as of October 1 of each year. We determine the fair values of our reporting units using the income approach. If the fair value of any of our reporting units exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to any of our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.
We currently have two reporting units, TOC and Production Services. The Production Services reporting unit consists of Winnercomm, CableCam and SkyCam businesses which were acquired on January 12, 2009. All of the Company’s goodwill is currently attributed to our TOC reporting unit. There were no other changes to our reporting units or allocation of goodwill by reporting units during 2009 or 2010.
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
Intangible assets that are subject to amortization consist of the following as of March 31, 2010:

	March 31, 2010
		Accumulated
	Gross	Amortization	Net
Trademark	$219	$192	$27
Internet domain names	97	61	36
Customer relationships	980	373	607
Patents	80	20	60
Programming library	50	50	—

Total intangible assets	$1,426	$696	$730

As of March 31, 2010, the weighted average remaining amortization period for the above intangibles is 3.3 years. Based on our most recent analysis, we believe that no impairment exists at March 31, 2010 with respect to our goodwill and other intangible assets.

Estimated future amortization expense related to intangible assets at March 31, 2010 is as follows:

Years Ending December 31,	Amount
2010 (remaining 9 months)	$217
2011	179
2012	167
2013	162
2014 and thereafter	5

Total	$730

NOTE 8—LINES OF CREDIT
On September 15, 2009, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2010 and renewing the total amount which can be drawn upon under the Revolver at $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of March 31, 2010 and 2009, respectively) plus 0.25% or LIBOR (0.25% and 0.50% as of March 31, 2010 and 2009, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of March 31, 2010, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.
NOTE 9—INCOME TAX BENEFIT
The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.
NOTE 10—RELATED PARTY TRANSACTIONS
We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were approximately $19 with a 3% per year escalation clause. We paid Musk Ox Properties, LP approximately $57 and $56 in the three months ended March 31, 2010 and 2009, respectively. We recognized rent expense related to this lease of $53 and $53 in the three months ended March 31, 2010 and 2009, respectively.
We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by one of our executive officers. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc. approximately $120 and $125 in the three months ended March 31, 2010 and 2009, respectively. We recognized rent expense related to this lease of $73 and $63 in the three months ended March 31, 2010 and 2009, respectively.
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

On January 15, 2010, we filed a complaint in the U.S. District Court, Northern District of Oklahoma against In Country Television, Inc., a Delaware corporation, Performance One Media, LLC, a New York limited liability company, and Robert J. Sigg, an individual, seeking injunctive relief and monetary damages for trademark infringement, false designation of origin, trade dress infringement, trademark dilution, and unauthorized use of a plurality of Outdoor Channel’s federally registered trademarks. This complaint seeks injunctive relief and other general damages in an amount that is presently indeterminable plus fees and expenses. On February 4, 2010, the complaint was amended after discovering that the name In Country Television was a fictitious business name of defendant Performance One Media, LLC. The complaint was also amended at that same time to reflect the defendants’ removal of the slogan BRINGING THE OUTDOORS HOME from the home page of defendants’ website since the date the suit was originally filed.
On February 25, 2009, the Company announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan were in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced March 3, 2009 and was completed on March 31, 2010 resulting in 288,131 shares being repurchased for $1,684.
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
We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by one of our executive officers. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement are $43.
Our Winnercomm facility lease agreement expires in June 2010. Monthly rent payments under this lease agreement are $111. During March 2010, we entered into a new lease agreement which extended the lease term for certain portions of the facility from July 2010 to June 2011, with monthly rent payments of $34.
Our CableCam facility lease agreement expires in October 2011. Monthly rent payments under this lease agreement are $10.
Rent expense, including rent paid to Musk Ox Properties, LP, Case and Associate Properties, Inc., our Winnercomm and Cablecam facilities and satellite and transponder expense, aggregated to approximately $908 and $895 for the three months ended March 31, 2010 and 2009, respectively.
NOTE 12—SEGMENT INFORMATION
We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Following the acquisition of Winnercomm in January 2009, we have two reporting segments, TOC and Production Services. TOC is a separate business activity that broadcasts television programming on Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and the rental of aerial camera systems. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from web page design and marketing. Intersegment revenues generated by Production Services of approximately $522 and $376, respectively, for the three months ended March 31, 2010 and 2009, and intersegment cost of services generated by Production Services of approximately $490 and $306, respectively for the three months ended March 31, 2010 and 2009, have been eliminated within the Production Services segment.

Information with respect to these reportable segments as of and for the three months ended March 31, 2010 and 2009 is as follows:
As of and for the Three Months Ended:

		Income (Loss)		Depreciation
		Before Income	Total	and
	Revenues	Taxes	Assets	Amortization
March 31, 2010
TOC	$12,123	$(365) *	$84,905	$405
Production Services	5,698	(2,302)	6,830	506

Subtotals of Segments	17,821	(2,667)	91,735	911
Corporate*	—	—	57,033	—

Totals	$17,821	$(2,667)	$148,768	$911

March 31, 2009

TOC	$12,457	$90 *	$82,467	$500
Production Services	4,519	(2,401)	10,771	388

Subtotals of Segments	16,976	(2,311)	93,238	888
Corporate*	—	—	55,321	—

Totals	$16,976	$(2,311)	$148,559	$888

*	We capture corporate overhead that is applicable to both segments in our TOC segment. The Corporate overhead expenses consisted primarily of executive, legal and administrative functions not associated directly with either TOC or Production Services. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.
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
Production Services is comprised of our wholly owned subsidiary, Winnercomm, Inc., which in turn wholly owns CableCam, Inc. and SkyCam, Inc. These businesses are involved in the production, development and marketing of sports programming and aerial camera systems. Production Services revenues include revenue from sponsorship and advertising fees from company ad inventory, revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from web page design and marketing.
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
Commission revenue from the marketing of program advertising and commercial air time is recognized when the advertising or commercial air time occurs. In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Certain transactions are recorded on a gross or net basis depending on whether we are acting as the principal in a transaction or acting as an agent in the transaction. We serve as the principal in transactions in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis. For those transactions in which we do not have substantial risks and rewards of ownership, we are considered an agent in the transaction and, accordingly, record revenue on a net basis. As such, we record revenue when our commission is earned.
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
Valuation of Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, pursuant to a two-step impairment test. In the first step, we compare the fair value of each of our reporting units to its carrying value as of October 1 of each year. We determine the fair values of our reporting units using the income approach. If the fair value of any of our reporting units exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to any of our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.
We currently have two reporting units, TOC and Production Services. The Production Services reporting unit consists of Winnercomm, CableCam and SkyCam businesses which were acquired on January 12, 2009. All of the Company’s goodwill is currently attributed to our TOC reporting unit. There were no other changes to our reporting units or allocation of goodwill by reporting units during 2009 or 2010.
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

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2010	2009	$	%	2010	2009
Revenues:
Advertising	$7,292	$7,794	$(502)	(6.4)%	40.9%	45.9%
Subscriber fees	4,831	4,663	168	3.6	27.1	27.5
Production services	5,698	4,519	1,179	26.1	32.0	26.6

Total revenues	17,821	16,976	845	5.0	100.0	100.0

Cost of services:
Programming	1,304	1,672	(368)	(22.0)	7.3	9.8
Satellite transmission fees	391	395	(4)	(1.0)	2.2	2.3
Production and operations	7,099	6,593	506	7.7	39.8	38.8
Other direct costs	112	97	15	15.5	0.6	0.6

Total cost of services	8,906	8,757	149	1.7	50.0	51.6

Other expenses:
Advertising	286	459	(173)	(37.7)	1.6	2.7
Selling, general and administrative	10,397	9,207	1,190	12.9	58.3	54.2
Depreciation and amortization	911	888	23	2.6	5.1	5.2

Total other expenses	11,594	10,554	1,040	9.9	65.1	62.2

Loss from operations	(2,679)	(2,335)	(344)	14.7	(15.0)	(13.8)

Interest and other income, net	12	24	(12)	(50.0)	0.1	0.1

Loss from operations before income taxes	(2,667)	(2,311)	(356)	15.4	(15.0)	(13.6)

Income tax benefit	(1,154)	(997)	(157)	15.7	(6.5)	(5.9)

Net loss	$(1,513)	$(1,314)	$(199)	15.1%	(8.5)%	(7.7)%

(percentages may not add due to rounding)
Overview — On January 12, 2009 we acquired Winnercomm (see Note 2) and began operating in two segments, Production Services and TOC. The unaudited condensed consolidated statements of operations include the financial results of the Production Services segment from the date of acquisition. For additional information regarding business segments, refer to Note 12 – Segment Information.
Our Production Services segment revenue is primarily project-based with the majority of these projects generally being scheduled during the second half of the year and are expected to account for approximately 70% of Production Services total annual revenues. Consequently, the results from operations for this segment during the first half of the year are not expected to be profitable.
The Company’s total revenue increased 5.0% for the three months ended March 31, 2010 as compared to the same period in 2009. This increase was primarily due to the increase of approximately $1.2 million in production services revenue from our Production Services segment due primarily to a full quarter in 2010 as compared to a partial quarter in the prior year. The advertising revenue decrease from our TOC segment of 6.4% was due primarily to reduction in the amount of advertising inventory sold to our time-buy producers. The increase in subscriber fees from our TOC segment of 3.6% was primarily due to rate increases and an increase in subscribers.
Our total cost of services increased 1.7% for the three months ended March 31, 2010 as compared to the same period in 2009. This increase was primarily due to increased production costs associated with the increased production services revenue from our Production Services segment partially offset by reduced programming costs from our TOC segment.

Other expenses increased 9.9% for the three months ended March 31, 2010 as compared to the same period in 2009. This increase was primarily due to increased legal fees, accounting and professional fees, and provision for doubtful accounts partially offset by the expiration of the supplemental compensation plan for our CEO.
Revenues
Our revenues include revenues from advertising fees, subscriber fees and production services. Advertising revenue is generated from the sale of advertising time on Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on Outdoor Channel. Subscriber fees are generated from cable and satellite service providers who pay monthly subscriber fees to us for the right to broadcast our channel. Production Services revenue is generated from production services for customer-owned telecasts, winnercom-owned, aerial camera services for customer-owned telecasts and revenue from web page design and marketing.
Total revenues for the three months ended March 31, 2010 were $17,821,000, an increase of $845,000, or 5.0%, compared to revenues of $16,976,000 for the three months ended March 31, 2009. The net increases were the result of changes in several items comprising revenue as discussed below.
Advertising revenue for the three months ended March 31, 2010 was $7,292,000, a decrease of $502,000, or 6.4%, compared to $7,794,000 for the three months ended March 31, 2009. The decrease in advertising revenue for the three months ended March 31, 2010 as compared to the same period a year ago was due primarily to a reduced amount of advertising inventory being sold to our time-buy producers and lower infomercial revenues partially offset by increased website advertising revenues. We expect demand for our advertising inventory will fluctuate within our programming genre niche due primarily to current economic conditions. These conditions make it harder to estimate future revenues because advertisers are generally buying inventory much closer to the actual time of airing instead of contracting for the advertising inventory in advance. In addition, we expect continued competitive pressure to negatively impact future long-form advertising revenue.
Subscriber fees for the three months ended March 31, 2010 were $4,831,000, an increase of $168,000, or 3.6%, compared to $4,663,000 for the three months ended March 31, 2009. The increase in subscriber fees was primarily due to increases in the subscriber fee rates charged to new and existing service providers carrying Outdoor Channel and by an increase in subscribers.
For March 2010, Nielsen estimated that Outdoor Channel had 35.9 million subscribers compared to 30.0 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month, and for May 2010 Nielsen’s estimate was at 36.4 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this difference to decrease as we grow our total subscriber base, and we have seen it decrease over the past year. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen might even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.
We are pursuing subscriber growth by utilizing various means including offering lower subscriber fees for broader distribution and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense as other direct costs. If we are successful with these tactics, our net subscriber fee revenue may decrease over the short-term future.
Production services revenue for the three months ended March 31, 2010 was $5,698,000, an increase of $1,179,000, or 26.1%, as compared to $4,519,000 for the three months ended March 31, 2009. The increase for the three months ended March 31, 2010 as compared to the same period a year ago was due primarily to the inclusion of revenues for the full three months ended March 31, 2010 whereas revenues for the three months ended March 31, 2009 excluded activity prior to our acquisition of our Productions Services segment and to increased usage of our aerial camera systems at various sporting events.
Cost of Services
Our cost of services consists primarily of the cost of providing our broadcast signal and programming to the distributors for transmission to the consumer. Cost of services includes programming costs, satellite transmission fees, production and operations costs, and other direct costs. In addition, cost of services includes production related labor and other costs related to our Production Services segment. Total cost of services for the three months ended March 31, 2010 was $8,906,000, an increase of $149,000, or 1.7%, compared to $8,757,000 for the three months ended March 31, 2009. As a percentage of revenues, total cost of services was 50.0% and 51.6% in the three months ended March 31, 2010 and 2009, respectively.
Programming expenses for the three months ended March 31, 2010 were $1,304,000, a decrease of $368,000, or 22.0%, compared to $1,672,000 for the three months ended March 31, 2009. The decrease was primarily a result of a larger proportion of higher quality shows being aired over 4 quarters (versus two quarters) and the result of lower expenses due to more programs being produced internally by the Production Services segment versus being produced by unaffiliated third parties.
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
Satellite transmission fees for the three months ended March 31, 2010 were $391,000, a decrease of $4,000, or 1.0%, compared to $395,000 for the three months ended March 31, 2009. The decrease was primarily due to lower uplink expenses.
Production and operations costs for the three months ended March 31, 2009 were $7,099,000, an increase of $506,000, or 7.7%, compared to $6,593,000 for the three months ended March 31, 2009. The increase in costs relates primarily to increased production costs of approximately $294,000 associated with the higher production services revenue from our Production Services segment recognized during the three months ended March 31, 2010 as compared to the same period in 2009, partially offset by a reduction in personnel and the compensation and related costs of approximately $81,000. In addition, the increase relates to the inclusion of production costs for the full three months ended March 31, 2010 whereas production costs for the three months ended March 31, 2009 excluded costs prior to our acquisition of our Productions Services segment on January 12, 2009. Also contributing to this increase was increased TOC segment personnel and related compensation costs in broadband services of approximately $172,000 and increased TOC segment production costs associated with an annual marketing event of approximately $90,000.
Other direct costs for the three months ended March 31, 2010 were $112,000, an increase of $15,000, or 15.5%, compared to $97,000 for the three months ended March 31, 2009. Our other direct costs may increase over the foreseeable future due to the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.
Other Expenses
Other expenses consist of the cost of advertising, selling, general and administrative expenses and depreciation and amortization.
Total other expenses for the three months ended March 31, 2010 were $11,594,000, an increase of $1,040,000, or 9.9%, compared to $10,554,000 for the three months ended March 31, 2009. As a percentage of revenues, total other expenses were 65.1% and 62.2% in the three months ended March 31, 2010 and 2009, respectively.
Advertising expenses for the three months ended March 31, 2010 were $286,000, a decrease of $173,000, or 37.7%, compared to $459,000 for the three months ended March 31, 2009. The decrease was primarily due to an overall decrease in spending on advertising materials, programs and campaigns.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $10,397,000, an increase of $1,190,000, or 12.9%, compared to $9,207,000 for the three months ended March 31, 2009. As a percentage of revenues, selling, general and administrative expenses were 58.3% and 54.2% for the three months ended March 31, 2010 and 2009, respectively. The increase in selling, general and administrative expenses in our TOC segment for the three months ended March 31, 2010 as compared to the same period in 2009 relates primarily to increased legal fees related to potential acquisition activity of approximately $160,000, increased accounting fees related to our annual audit and tax compliance of approximately $122,000, increased professional fees related to public company and corporate governance matters of approximately $415,000, and expenses related to annual marketing events held during the first quarter increased approximately $323,000 over the prior year amount. These increases were partially offset by decreases in compensation and related expenses associated with the expiration of the supplemental compensation plan of our CEO in 2009 of approximately $458,000. The increase in selling, general and administrative expenses in our Production Services segment for the three months ended March 31, 2010 as compared to the same period in 2009 relates primarily to an increase in the provision for doubtful accounts of approximately $358,000, and increased legal fees related to ongoing litigation and legal matters of approximately $172,000. In addition, the increase includes compensation and related expenses for the full three months ended March 31, 2010 whereas compensation and related expenses for the three months ended March 31, 2009 excluded expenses prior to our acquisition of our Productions Services segment on January 12, 2009.
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
Depreciation and amortization for the three months ended March 31, 2010 was $911,000, an increase of $23,000, or 2.6%, compared to $888,000 for the three months ended March 31, 2009. The increase in depreciation and amortization primarily relates to increases in fixed and intangible assets from the acquisition of our Production Services segment.
Loss from Operations
Loss from operations for the three months ended March 31, 2010 was $2,679,000, an increase of $344,000, compared to $2,335,000 for the three months ended March 31, 2009. As discussed above, the increase in our loss from operations was driven primarily by a reduction in our time-buy revenues, losses in our Production Services segment and increased selling, general and administrative expenses. This loss is partially offset by growth in our subscriber base and reduced programming and advertising expenses in our TOC segment. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.
Interest and Other Income, Net
Interest and other income, net for the three months ended March 31, 2010 was $12,000, a decrease of $12,000 compared to $24,000 for the three months ended March 31, 2009. This decrease was primarily due to lower interest rates and lower average balances of cash and cash equivalents and investments in available-for-sale securities partially offset by the gain on redemption of auction-rate securitites. We anticipate these trends to continue and therefore we expect interest and other income, net to remain relatively consistent over the foreseeable future.
Loss from Operations Before Income Taxes
Loss from operations before income taxes as a percentage of revenues was (15.0)% for the three months ended March 31, 2010 compared to (13.6)% for the three months ended March 31, 2009. We incurred a loss before income taxes for the three months ended March 31, 2010 amounting to $2,667,000, a change of $356,000, compared to a loss of $2,311,000 for the three months ended March 31, 2009.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2010 was $1,154,000, a change of $157,000, as compared to a benefit of $997,000 for the three months ended March 31, 2009. The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
Net Loss
Net loss for the three months ended March 31, 2010 was $1,513,000, a change of $199,000, compared to $1,314,000 for the three months ended March 31, 2009. The larger loss was due to the reasons stated above.
Liquidity and Capital Resources
We used $2,825,000 of cash in our operating activities in the three months ended March 31, 2010, compared to a usage of cash of $1,815,000 in the three months ended March 31, 2009 and had cash and cash equivalents of $12,181,000 at March 31, 2010, a decrease of $8,667,000 from $20,848,000 at December 31, 2009. The decrease in cash flows from operating activities in the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to increases in operating expenses associated with our Production Services segment and payment of subscriber acquisition fees. Net working capital decreased to $66,322,000 at March 31, 2010, compared to $67,873,000 at December 31, 2009, primarily due to payment of subscriber acquisition fees to our distributers.
Net cash used by investing activities was $5,134,000 in the three months ended March 31, 2010 compared to cash used of $16,343,000 for the three months ended March 31, 2009. The decrease in cash used by investing activities related principally to the reduced net purchases of short-term available-for-sale securities and a decrease in capital expenditures for fixed asset replacements. The prior year period included cash paid to purchase assets of Winnercomm.
As of March 31, 2010, we held $5,696,000 of auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at March 31, 2010, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.
We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Cash used by financing activities was $708,000 in the three months ended March 31, 2010 compared to cash used of $485,000 in the three months ended March 31, 2009. The cash used by financing activities in the three months ended March 31, 2010 was principally the cash used for the purchase and retirement of our common stock in connection with the stock repurchase plan and an increase in the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. For the three months ended March 31, 2009, cash used by financing activities was principally the cash used for the purchase and retirement of our common stock in connection with the stock repurchase plan and the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares.
On September 15, 2009, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2010 and renewing the total amount which can be drawn upon under the Revolver at $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of March 31, 2010 and 2009, respectively) plus 0.25% or LIBOR (0.25% and 0.50% as of March 31, 2010 and 2009, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of March 31, 2010, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.
As of March 31, 2010, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At March 31, 2010 and 2009, our investment portfolio included fixed-income securities of $5,696,000 and $6,471,000, respectively. At March 31, 2010, all of our securities were auction-rate securities with long-term maturities. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.
We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.
As of March 31, 2010 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that our system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 15, 2010, we filed a complaint in the U.S. District Court, Northern District of Oklahoma against In Country Television, Inc., a Delaware corporation, Performance One Media, LLC, a New York limited liability company, and Robert J. Sigg, an individual, seeking injunctive relief and monetary damages for trademark infringement, false designation of origin, trade dress infringement, trademark dilution, and unauthorized use of a plurality of Outdoor Channel’s federally registered trademarks. This complaint seeks injunctive relief and other general damages in an amount that is presently indeterminable plus fees and expenses. On February 4, 2010, the complaint was amended after discovering that the name In Country Television was a fictitious business name of defendant Performance One Media, LLC. The complaint was also amended at that same time to reflect the defendants’ removal of the slogan BRINGING THE OUTDOORS HOME from the home page of defendants’ website since the date the suit was originally filed.

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
The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems, telephone companies, which we refer to as telcos, and multiple system operators, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs, satellite and telco service providers, having such relationship or agreement with an MSO does not always ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite or telco service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers the service providers the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular service provider. In addition, under the terms of some of our agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with one of the major service providers as of March 31, 2010, although we continue to distribute our channel via such service provider on a month-to-month basis. If we are unable to renew this distribution agreement for a committed number of subscribers or for a multi-year term, we could lose, or be subject to a loss of, a substantial number of subscribers. If a service provider discontinues or refrains from carrying Outdoor Channel, or decides to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.

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
As of March 31, 2010, our investments in auction-rate securities included $5.7 million of high-grade (at least A3 rated) auction-rate securities comprised of two closed end perpetual preferred securities and one federally backed student loan municipal security. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of May 3, 2010, we had investments in three auction-rate securities which totaled $5.7 million, net.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-Q a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of March 31, 2010, based on management’s evaluation, our internal control over financial reporting was effective. However, if we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Generally, all of our employees are “at-will”, however, we have entered into employment agreements with employees in key positions, including our Chief Executive Officer, Chief Operating Officer, and Chairman of our wholly owned subsidiary, Winnercomm, Inc. Any of our officers or key employees could leave at any time, and we generally do not have “key person” life insurance policies covering our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. To attract and retain qualified personnel, we may be required to grant large option or other share-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.
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
Our stock has historically been and continues to be traded at relatively low volumes and therefore has been subject to price volatility. Various factors contribute to the volatility of our stock price, including, for example, low trading volume, quarterly variations in our financial results, increased competition and general economic and market conditions. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. There can be no assurance that a more active trading market in our stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources. On February 25, 2009, the Company entered into a Rule 10b5-1 stock repurchase plan to repurchase up to $10 million of its stock. The program was in effect March 3, 2009 through March 31, 2010 and all repurchases under the plan were in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.
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
A summary of the Company’s share repurchase activity is as follows:

			Total Number	Maximum
			of Shares	Approximate Dollar
			Purchased as	Value that May Yet
	Total Number		Part of Publicly	Be Used to Purchase
	of Shares	Average Price	Announced	Shares Under the
Period	Purchased	Paid per Share	Program	Program
March 3, 2009 through December 31, 2009	225,713	$5.79	225,713	$8,657,226

January 1, 2010 through January 31, 2010	62,418	$5.43	62,418	$8,316,078

February 1, 2010 through February 28, 2010	—	—	—

March 1, 2010 through March 31, 2010	—	—	—

Total	288,131	$5.61	288,131

The stock repurchase program commenced March 3, 2009 and was completed on March 31, 2010.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	(Removed and Reserved).
None.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.41	Separation Agreement and Release between Outdoor Channel Holdings, Inc. and Mr. Shad L. Burke dated March 19, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).

10.42	Consulting Agreement between Outdoor Channel Holdings, Inc. and Mr. Shad L. Burke dated March 19, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Accounting Officer

32.1 *	Section 1350 Certification by Chief Executive Officer

32.2 *	Section 1350 Certification by Chief Accounting Officer

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Douglas J. Langston
Douglas J. Langston
Authorized Officer and Chief Accounting Officer Date: May 6, 2010