Form 10-Q
period 2010-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2010-08-06
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 5, 2010

Common Stock, $0.001 par value	25,391,040

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2010
* * *

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,131	$20,848
Investments in available-for-sale securities	21,998	38,090
Accounts receivable, net of allowance for doubtful accounts of $981 and $620	10,884	15,827
Income tax refund receivable	206	—
Deferred tax assets, net	2,442	2,434
Prepaid programming and production costs	5,815	6,111
Other current assets	2,294	1,871

Total current assets	79,770	85,181

Property, plant and equipment, net	13,209	14,286
Amortizable intangible assets, net	634	828
Goodwill	43,160	43,160
Investments in auction-rate securities	5,050	5,775
Deferred tax assets, net	4,131	2,489
Subscriber acquisition fees	3,601	4,371
Deposits and other assets	622	688

Totals	$150,177	$156,778

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,007	$14,824
Accrued severance payments	497	255
Deferred revenue	1,839	1,469
Current portion of deferred obligations	50	165
Current portion of unfavorable lease	143	136
Income taxes payable	—	459

Total current liabilities	12,536	17,308

Deferred obligations	157	178
Unfavorable lease	921	994

Total liabilities	13,614	18,480

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,284 and 25,444 shares issued and outstanding	25	25
Additional paid-in capital	166,244	165,374
Accumulated other comprehensive loss	(380)	(444)
Accumulated deficit	(29,326)	(26,657)

Total stockholders’ equity	136,563	138,298

Totals	$150,177	$156,778

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Advertising	$7,253	$7,105	$14,545	$14,899
Subscriber fees	4,504	5,338	9,335	10,001
Production services	5,072	6,770	10,770	11,289

Total revenues	16,829	19,213	34,650	36,189

Cost of services:
Programming	1,529	1,409	2,833	3,081
Satellite transmission fees	393	400	784	795
Production and operations	6,011	8,210	13,110	14,803
Other direct costs	109	110	221	207

Total cost of services	8,042	10,129	16,948	18,886

Other expenses:
Advertising	979	924	1,265	1,383
Selling, general and administrative	8,536	8,465	18,933	17,672
Depreciation and amortization	928	967	1,839	1,855

Total other expenses	10,443	10,356	22,037	20,910

Loss from operations	(1,656)	(1,272)	(4,335)	(3,607)

Interest and other income, net	15	28	27	52

Loss from operations before income taxes	(1,641)	(1,244)	(4,308)	(3,555)

Income tax benefit	(485)	(307)	(1,639)	(1,304)

Net loss	$(1,156)	$(937)	$(2,669)	$(2,251)

Loss per common share data:
Basic	$(0.05)	$(0.04)	$(0.11)	$(0.09)

Diluted	$(0.05)	$(0.04)	$(0.11)	$(0.09)

Weighted average common shares outstanding:
Basic	24,488	24,366	24,470	24,412

Diluted	24,488	24,366	24,470	24,412

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2010
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2009	25,444	$25	$165,374	$(444)	$(26,657)	$138,298

Comprehensive income (loss):
Net loss	—	—	—	—	(2,669)	(2,669)
Change in fair value of auction-rate securities	—	—	—	64	—	64

Total comprehensive loss	—	—	—	—	—	(2,605)

Issuance of restricted stock and performance shares to employees for services to be rendered, net of forfeited shares	4	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	1,809	—	—	1,809

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(102)	—	(598)	—	—	(598)

Purchase and retirement of treasury stock related to the stock repurchase program	(62)	—	(341)	—	—	(341)

Balance, June 30, 2010	25,284	$25	$166,244	$(380)	$(29,326)	$136,563

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net loss	$(2,669)	$(2,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,839	1,855
Amortization of subscriber acquisition fees	770	299
Loss on sale of equipment	101	15
Gain on sale of available-for-sale and auction-rate securities	(11)	(7)
Provision for doubtful accounts	470	190
Share-based employee and service provider compensation	1,809	2,123
Deferred tax benefit, net	(1,639)	(1,305)

Changes in operating assets and liabilities:
Accounts receivable	4,473	(498)
Income tax (payable) refund receivable	(676)	(281)
Prepaid programming costs	296	(1,066)
Other current assets	(423)	738
Deposits and other assets	45	(170)
Subscriber acquisition fees	(441)	(991)
Accounts payable and accrued expenses	(4,527)	(2,970)
Deferred revenue	370	2,430
Accrued severance payments	242	(14)
Deferred obligations	(136)	(27)
Unfavorable lease obligations	(66)	(57)

Net cash used in operating activities	(173)	(1,987)

Investing activities:
Purchases of property, plant and equipment	(614)	(1,361)
Proceeds from sale of equipment	93	—
Cash paid to purchase assets of Winnercomm, net of cash acquired	—	(5,746)
Purchases of available-for-sale securities	(48,984)	(26,992)
Proceeds from sale of available-for-sale and auction-rate securities	65,900	100

Net cash provided by (used in) investing activities	16,395	(33,999)

Financing activities:
Purchase of treasury stock	(598)	(398)
Purchase and retirement of treasury stock related to stock repurchase program	(341)	(347)

Net cash used in financing activities	(939)	(745)

Net increase in cash and cash equivalents	15,283	(36,731)
Cash and cash equivalents, beginning of period	20,848	60,257

Cash and cash equivalents, end of period	$36,131	$23,526

Supplemental disclosure of cash flow information:

Income taxes paid	$665	$282

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase in fair value of auction-rate securities	$64	$70

Property, plant and equipment costs incurred but not paid	$127	$296

Subscriber acquisition fees incurred but not paid	$—	$2,259

Retirement of treasury stock	$598	$398

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2010 and its results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. Pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable and satellite service providers that air Outdoor Channel. Production Services revenue includes revenue from advertising fees, revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from web page design, marketing and hosting services.
Certain prior year amounts have been reclassified to conform to the current period presentation.
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
The unaudited pro forma financial information was as follows for the six months ended June 30, 2009:

Six Months Ended
June 30,
2009
Total revenues	$37,137
Net income loss	$(2,858)
Basic loss per share	$(0.12)
Diluted loss per share	$(0.12)
NOTE 3—STOCK INCENTIVE PLANS
The measurement and recognition of compensation expense is recognized in the financial statements over the service period for the fair value of all awards granted after January 1, 2006 as well as for existing awards for which the requisite service had not been rendered as of the January 1, 2006. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. Outstanding options generally vest over a period ranging from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs but have awarded performance units and RSUs.
We have two stock incentive plans: 2004 Long-Term Incentive Plan (“LTIP Plan”) and Non-Employee Director Stock Option Plan (“NEDSOP”). No more options can be issued under the NEDSOP Plan. We also may grant stock options that are not covered under any of the stock incentive plans, with appropriate shareholder approvals. Options and stock grants are subject to terms and conditions as determined by our Board of Directors. Stock option grants are generally exercisable in increments of 25% during each year of employment beginning three months to one year from the date of grant. Generally, stock options expire five years from the date of grant. Options issued under our NEDSOP Plan are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% are vested. These options generally have 10 year lives.
Our Board of Directors has discretion to allow our employees to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the three and six months ended June 30, 2010, approximately 41,000 and 102,000 shares were repurchased with a market value of approximately $230 and $598, respectively.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through June 30, 2010, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest annually over three to five years, however, some awards vest monthly or quarterly. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to shares equal to the current value of the units and, provided the holder has not elected to defer settlement, will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of June 30, 2010, options to purchase 385,000 shares of common stock, 829,598 restricted shares, 100,500 RSUs and 700,000 performance unit shares were outstanding. There were 929,561 shares of common stock available for future grant as of June 30, 2010.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of June 30, 2010, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

The fair value of the shares and options, adjusted for a forfeiture assumption, at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet) will be amortized to share-based compensation expense as the rights to the restricted stock and options vest with an equivalent amount added to additional paid-in capital. Changes to forfeiture assumptions are based on actual experience and are recorded in accordance with the rules related to accounting for changes in estimates. The fair value of nonvested shares for grants is determined based on the closing trading price of our shares on the grant date.
The following tables summarize share-based compensation expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Nature of Award:
Restricted stock	$674	$988	$1,715	$1,851
RSUs	59	—	59	—
Options	12	121	35	272

Total share-based compensation expense	$745	$1,109	$1,809	$2,123

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Classification of Compensation Expense:
Cost of services:
Production and operations	$85	$109	$158	$214
Other expenses:
Selling, general and administrative	660	1,000	1,651	1,909

Total share-based compensation expense	$745	$1,109	$1,809	$2,123

Stock Options
A summary of the status of the options granted under our stock incentive plans and outside of those plans as of June 30, 2010 and the changes in options outstanding during the six months then ended is as follows:

		Weighted
		Average	Weighted Average
		Exercise	Remaining Contractual
Options	Shares	Price	Term (Yrs.)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	650	$12.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(15)	14.94

Outstanding at end of period	635	$12.52	2.09	$—

Vested or expected to vest at end of period	635	$12.52	2.09	$—

Exercisable at end of period	635	$12.52	2.09	$—

Additional information regarding options outstanding for all plans as of June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$10.19 — $10.19	10	.76	$10.19	10	$10.19
$12.10 — $12.10	300	1.30	12.10	300	12.10
$12.50 — $12.50	125	3.47	12.50	125	12.50
$12.58 — $12.58	25	.93	12.58	25	12.58
$12.80 — $12.80	125	3.55	12.80	125	12.80
$14.86 — $14.86	50	0.55	14.86	50	14.86

Total	635	2.09	$12.52	635	$12.52

There were no options granted during the six months ended June 30, 2010 or 2009.
Restricted Stock
A summary of the status of our nonvested restricted shares as of June 30, 2010 and the changes in restricted shares outstanding during the six months then ended is as follows:

	As of June 30, 2010
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at beginning of period	1,049	$7.46
Granted	142	5.50
Vested	(324)	7.75
Forfeited	(138)	6.97

Nonvested at end of period	729	$7.04

During the six months ended June 30, 2010 and 2009, we issued 142,000 and 586,000 shares, respectively, of restricted stock to employees while 138,000 and 4,000 shares of restricted stock, respectively, were canceled due to employee turnover, respectively. Also during the six months ended June 30, 2010, 18,000 shares of the total restricted stock issued were performance vesting shares. The performance goal associated with these shares is the achievement of certain annual financial operating targets. Share-based compensation expense related to these performance vesting shares for the three and six months ended June 30, 2010 was $9 and $17, respectively.
Restricted Stock Units
A summary of the status of our RSUs as of June 30, 2010 and the changes in RSUs outstanding during the six months then ended is as follows:

As of June 30, 2010
Weighted
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value
(in thousands)
RSUs outstanding at beginning of period	—	$—
Granted	101	5.97
Vested	—	—
Forfeited	—	—

Nonvested at end of period	101	$5.97

During the six months ended June 30, 2010, we granted 100,500 RSUs subject to time-based vesting to our Board of Directors. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the one year vesting period.
Expense to be Recognized
Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of June 30, 2010 are as follows:

	June 30, 2010
		Weighted Average
	Expense Yet to be	Remaining Requisite
	Recognized	Service Periods
Restricted stock	$4,119	2.1 years
RSUs	541	0.9 years

Total	$4,660	2.0 years

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
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average shares used to calculate basic earnings (loss) per share	24,488	24,366	24,470	24,412
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options and performance units	—	—	—	—

Weighted average shares used to calculate diluted earnings (loss) per share	24,488	24,366	24,470	24,412

For the three months ended June 30, 2010 and 2009, outstanding options and performance units to purchase a total of 1,342,000 and 1,515,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2010 and 2009, outstanding options and performance units to purchase a total of 1,344,000 and 1,518,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.
NOTE 5—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
Assets recorded at fair value in the balance sheet as of June 30, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at June 30, 2010:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$36,131	$36,131	$—	$—
Investments in available-for-sale securities (2)	21,998	21,998	—	—
Non-current investments in auction-rate securities (3)	5,050	—	—	5,050

Total	$63,179	$58,129	$—	$5,050

(1)	Cash and cash equivalents consist primarily of treasury bills and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of treasury bills with original maturity dates in excess of three months, for which we determine fair value through quoted market prices.

(3)	Investments in auction-rate securities consist of one auction-rate municipal security and one closed-end perpetual preferred auction-rate security (“PPS”). PPS use a discounted cash flow analysis to more accurately measure possible liquidity discounts.
As of June 30, 2010, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded an unrealized gain on our PPS of $54 and $64 in the three and six month periods ended June 30, 2010, respectively. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $380, which is included in accumulated other comprehensive loss on our balance sheet as of June 30, 2010. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $36,131 and our expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. We are not certain how long we may be required to hold each security. However, given our current cash and cash equivalent position, short-term investments in available-for-sale securities, and cash flow from operations, we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.
All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2010 were auction-rate securities. The one closed-end perpetual preferred auction-rate security totaling $2,830 had an interest rate of 1.60% and an auction reset of 28 days. The municipal security had an interest rate of 1.35%, matures on December 1, 2045 and as of June 30, 2010 the next auction reset date was July 6, 2010. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and six month periods ended June 30, 2010:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Auction-Rate Securities:
Balance at beginning of period	$5,696	$5,775
Redeemed	(700)	(800)
Realized gain on redemption	—	11
Unrealized gain included in accumulated other comprehensive loss	54	64

Balance as of June 30, 2010	$5,050	$5,050

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills and money market accounts to be interest income and are recorded in interest and other income, net for the three and six months ended June 30, 2010 and 2009 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income	$39	$49	$66	$97
Interest expense	(24)	(28)	(50)	(52)
Gain on redemption of auction-rate securities	—	7	11	7

Total interest and other income, net	$15	$28	$27	$52

NOTE 6—COMPREHENSIVE LOSS
The following table provides the composition of other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss, as reported	$(1,156)	$(937)	$(2,669)	$(2,251)
Unrealized gain on auction-rate securities	54	$55	64	70

Comprehensive loss	$(1,102)	$(882)	$(2,605)	$(2,181)

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

Intangible assets that are subject to amortization consist of the following as of June 30, 2010:

	June 30, 2010
		Accumulated
	Gross	Amortization	Net
Trademark	$219	$196	$23
Internet domain names	97	73	24
Customer relationships	980	450	530
Patents	80	23	57
Programming library	50	50	—

Total amortizable intangible assets	$1,426	$792	$634

As of June 30, 2010, the weighted average amortization period for the above intangibles is 3.3 years. Based on our most recent analysis, we believe that no impairment exists at June 30, 2010 with respect to our goodwill and other intangible assets.
Estimated future amortization expense related to intangible assets at June 30, 2010 is as follows:

Years Ending December 31,	Amount
2010 (remaining 6 months)	$120
2011	180
2012	167
2013	162
2014 and thereafter	5

Total	$634

NOTE 8—LINES OF CREDIT
On September 15, 2009, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2010 and renewing the total amount which can be drawn upon under the Revolver at $10,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of June 30, 2010 and 2009, respectively) plus 0.25% or LIBOR (0.35% and 0.31% as of June 30, 2010 and 2009, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of June 30, 2010, we did not have any amounts outstanding under this credit facility and we were in compliance with all of the Revolver covenants. This Revolver is guaranteed by TOC.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009
Trade accounts payable	$2,167	$4,849
Accrued payroll and related expenses	2,688	4,488
Estimated make-good accrual	751	281
Estimated most-favored nation accrual	739	260
Accrued launch support commitment	1,664	3,046
Accrued expenses	1,998	1,900

Total	$10,007	$14,824

NOTE 10—INCOME TAX BENEFIT
The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have net operating loss and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.

NOTE 11—RELATED PARTY TRANSACTIONS
We lease certain of our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were approximately $19 with a 3% per year escalation clause. We paid Musk Ox Properties, LP approximately $57 and $56 in the three months ended June 30, 2010 and 2009, respectively, and $115 and $111 in the six months ended June 30, 2010 and 2009, respectively. We recognized rent expense related to this lease of $53 and $53 in the three months ended June 30, 2010 and 2009, respectively, and $107 and $107 in the six months ended June 30, 2010 and 2009, respectively.
We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by one of our executive officers. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $129 and $248and $85 and $210 in the three and six months ended June 30, 2010 and 2009, respectively. We recognized rent expense related to this lease of $71 and $70 in the three months ended June 30, 2010 and 2009, respectively, and $144 and $162 in the six months ended June 30, 2010 and 2009, respectively.
NOTE 12—COMMITMENTS AND CONTINGENCIES
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
In June 2010, the Company entered into Employment Agreements with its Chief Accounting Officer, Mr. Douglas J. Langston and with its Chief Financial Officer, Mr. Thomas D. Allen (each an “Agreement,” and collectively, the “Agreements”). With respect to Mr. Langston, the Agreement supersedes in its entirety all prior agreements between the Company and the executive (with the exception of the Company’s standard form of confidential information and intellectual property agreement and the Executive’s standard forms of equity award agreement), including, specifically the Change of Control Severance Agreement.
Mr. Langston’s agreement expires on December 31, 2012 and Mr. Allen’s agreement, which commenced on July 16, 2010, expires on December 31, 2013. Thereafter, the Agreements will automatically renew for additional one (1) year terms, unless either party provides 60-day prior written notice.
Mr. Langston’s initial annual salary will be $204, and he will be eligible to receive targeted annual cash incentives of not less than forty percent (40%) of his base salary during the term of his Agreement. Mr. Langston’s performance goals include: (i) achieving targeted revenues and profitability; (ii) ensuring all financial and legal reports are timely prepared and filed with the SEC; (iii) successfully effecting strategic initiatives; (iv) hiring and retaining key employees; and (v) providing leadership and creating a working environment that fosters passion, teamwork and agility within the organization.

Mr. Allen’s initial annual salary will be $350, and he will be eligible to receive targeted annual cash incentives of not less than fifty percent (50%) of his base salary during the term of his Agreement. For fiscal year 2010, Mr. Allen’s annual incentive target will be prorated 60%. Mr. Allen’s performance goals include: (i) achieving targeted revenues and profitability; (ii) identifying and implementing expense savings; (iii) ensuring all financial and legal reports are timely prepared and filed with the SEC; (iv) successfully effecting strategic initiatives; (v) hiring and retaining key employees; and (vi) providing leadership and creating a working environment that fosters passion, teamwork and agility within the organization.
The compensation committee retains the sole and absolute discretion to determine any annual cash incentive bonuses paid pursuant to the Agreements. For Fiscal 2010, the compensation committee also retains the right to pay these executives a fully discretionary bonus.
Mr. Allen will receive a restricted stock grant of 120,000 shares on his initial day of employment, July 16, 2010. The restricted stock grant will be granted under and subject to the terms, definitions and provisions of the Company’s LTIP Plan. Mr. Allen’s restricted stock grant will vest in equal quarterly installments, beginning as of his initial day of employment, such that the entire grant is 100% vested as of the fourth anniversary of his initial date of employment.
Upon a Change in Control, all of Mr. Langston’s then outstanding awards relating to the Company’s common stock will vest in accordance with the terms and conditions specified in such awards and all of Mr. Allen’s then outstanding awards relating to the Company’s common stock will fully vest.
In addition, under the Agreements (subject to certain conditions such as executing a release and agreeing to not compete against the Company during the period in which payments are made) each of the Executives may receive the following severance payments:
•	If the Company terminates Mr. Langston’s employment without cause, or Mr. Langston resigns for good reason, Mr. Langston will receive (i) monthly severance payments of $17 (less taxes) for nine (9) months (resulting in an aggregate severance payment of $153) if such termination or resignation is not in connection with a change in control of the Company; and (ii) monthly severance payments of approximately $27 for twelve (12) months (resulting in an aggregate severance payment of $325) if such termination or resignation is in connection with a change in control of the Company.

•	If the Company terminates Mr. Allen’s employment without cause, or Mr. Allen resigns for good reason, Mr. Allen will receive (i) monthly severance payments of $31 (less taxes) for twelve (12) months (resulting in an aggregate severance payment of $375) if such termination or resignation is not in connection with a change in control of the Company; and (ii) monthly severance payments of approximately $42 for twelve (18) months (resulting in an aggregate severance payment of $750) if such termination or resignation is in connection with a change in control of the Company.
Operating Leases
We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2016. Generally, the most significant leases are our satellite lease.
We lease certain of our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rental payments are $19 with a 3% per year escalation clause.
We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by one of our executive officers. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement are $43.
Our Winnercomm office lease agreement expired in June 2010. During March 2010, we entered into a new lease agreement which extended the lease term for certain portions of the facility from July 2010 to June 2011, with monthly rent payments of $36.
Our CableCam facility lease agreement expires in October 2011. Monthly rent payments under this lease agreement are $10.
Rental expenses including satellite and transponder expense, rent expense paid to Musk Ox Properties, LP, Case and Associate Properties, Inc., and our Winnercomm and CableCam facilities, aggregated to approximately $722 and $926 for the three months ended June 30, 2010 and 2009, respectively, and approximately $1,588 and $1,789 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 13—SEGMENT INFORMATION
We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Following the acquisition of Winnercomm in January 2009, we have two reporting segments, TOC and Production Services. TOC is a separate business activity that broadcasts television programming on Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue primarily from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and the rental of aerial camera systems. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from web page design, marketing and hosting services. Intersegment revenues generated by Production Services of approximately $206 and $463, respectively, for the three months ended June 30, 2010 and 2009, and intersegment cost of services generated by Production Services of approximately $345 and $466, respectively for the three months ended June 30, 2010 and 2009, have been eliminated within the Production Services segment. Intersegment revenues generated by Production Services of approximately $728 and $840, respectively, for the six months ended June 30, 2010 and 2009, and intersegment cost of services generated by Production Services of approximately $835 and $773, respectively, for the six months ended June 30, 2010 and 2009, have been eliminated within the Production Services segment.
Information with respect to these reportable segments as of and for the three and six months ended June 30, 2010 is as follows:

		Income (Loss)		Depreciation
As of and for the Three Months Ended:		Before Income	Total	and
June 30, 2010
TOC	$11,757	$(207)	$83,927	$413
Production Services	5,072	(1,434)	6,571	515

Subtotals of Segments	16,829	(1,641)	90,498	928
Corporate*	—	—	59,679	—

Totals	$16,829	$(1,641)	$150,177	$928

June 30, 2009
TOC	$12,443	$1,266	$85,065	$508
Production Services	6,770	(2,510)	11,572	459

Subtotals of Segments	19,213	(1,244)	96,637	967
Corporate*	—	—	55,445	—

Totals	$19,213	$(1,244)	$152,082	$967

		Income (Loss)		Depreciation
		Before Income	Total	and
As of and for the Six Months Ended:	Revenues	Taxes	Assets	Amortization
June 30, 2010

TOC	$23,880	$(572)	$83,927	$818
Production Services	10,770	(3,736)	6,571	1,021

Subtotals of Segments	34,650	(4,308)	90,498	1,839
Corporate*	—	—	59,679	—

Totals	$34,650	$(4,308)	$150,177	$1,839

June 30, 2009

TOC	$24,900	$1,359	$85,065	$1,008
Production Services	11,289	(4,914)	11,572	847

Subtotals of Segments	36,189	(3,555)	96,637	1,855
Corporate*	—	—	55,445	—

Totals	$36,189	$(3,555)	$152,082	$1,855

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with either TOC or Production Services. We allocate a portion of these expenses to our Production Services segment, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.
NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.
NOTE 15—SUBSEQUENT EVENTS
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
General
We are organized into two operating segments, Outdoor Channel (or “TOC”) and Production Services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our two operating segments follows.
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
Production Services is comprised of our wholly owned subsidiary, Winnercomm, Inc., which in turn wholly owns CableCam, Inc. and SkyCam, Inc. These businesses are involved in the production, development and marketing of sports programming and aerial camera systems. Production Services revenues include revenue from sponsorship and advertising fees from company ad inventory, revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from web page design, marketing and hosting fees.
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
Prepaid Programming Costs
We produce a portion of the programming we air on our channel in-house. The cost of production is expensed as the show airs. As such, we have incurred costs for programming that is yet to air. These costs are accumulated on the balance sheet as “Prepaid programming costs.” Costs of specific shows will be charged to programming expense based on anticipated airings, when the program airs and the related advertising revenue is recognized. At the time it is determined that a program will not likely air, we charge to programming expense any remaining costs recorded in prepaid programming costs.
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
Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts. Revenues recognized do not exceed the total of the cash payments received, and cash received in excess of revenue earned is recorded as deferred revenue.
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
Comparison of Operating Results for the Three Months Ended June 30, 2010 and June 30, 2009
Overview — On January 12, 2009 we acquired Winnercomm (see Note 2) and began operating in two segments, Production Services and TOC. The unaudited condensed consolidated statements of operations include the financial results of the Production Services segment from the date of acquisition. For additional information regarding business segments, refer to Note 13 — Segment Information.
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2010	2009	$	%	2010	2009
Revenues:
Advertising	$7,253	$7,105	$148	2.1%	43.1%	37.0%
Subscriber fees	4,504	5,338	(834)	(15.6)	26.8	27.8
Production services	5,072	6,770	(1,698)	(25.1)	30.1	35.2

Total revenues	16,829	19,213	(2,384)	(12.4)	100.0	100.0

Cost of services:
Programming	1,529	1,409	120	8.5	9.1	7.3
Satellite transmission fees	393	400	(7)	(1.8)	2.3	2.1
Production and operations	6,011	8,210	(2,199)	(26.8)	35.7	42.7
Other direct costs	109	110	(1)	(0.9)	0.6	0.6

Total cost of services	8,042	10,129	(2,087)	(20.6)	47.8	52.7

Other expenses:
Advertising	979	924	55	6.0	5.8	4.8
Selling, general and administrative	8,536	8,465	71	0.8	50.7	44.1
Depreciation and amortization	928	967	(39)	(4.0)	5.5	5.0

Total other expenses	10,443	10,356	87	0.8	62.1	53.9

Loss from operations	(1,656)	(1,272)	(384)	30.2	(9.8)	(6.6)

Interest and other income, net	15	28	(13)	(46.4)	0.1	0.1

Loss from operations before income taxes	(1,641)	(1,244)	(397)	31.9	(9.8)	(6.5)

Income tax benefit	(485)	(307)	(178)	58.0	(2.9)	(1.6)

Net loss	$(1,156)	$(937)	$(219)	23.4%	(6.9)%	(4.9)%

(percentages may not add due to rounding)

Comparison of Operating Results for the Six Months Ended June 30, 2010 and June 30, 2009
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2010	2009	$	%	2010	2009
				-
Revenues:
Advertising	$14,545	$14,899	$(354)	(2.4)%	42.0%	41.2%
Subscriber fees	9,335	10,001	(666)	(6.7)	26.9	27.6
Production services	10,770	11,289	(519)	(4.6)	31.1	31.2

Total revenues	34,650	36,189	(1,539)	(4.3)	100.0	100.0

Cost of services:
Programming	2,833	3,081	(248)	(8.0)	8.2	8.5
Satellite transmission fees	784	795	(11)	(1.4)	2.3	2.2
Production and operations	13,110	14,803	(1,693)	(11.4)	37.8	40.9
Other direct costs	221	207	14	6.8	0.6	0.6

Total cost of services	16,948	18,886	(1,938)	(10.3)	48.9	52.2

Other expenses:
Advertising	1,265	1,383	(118)	(8.5)	3.7	3.8
Selling, general and administrative	18,933	17,672	1,261	7.1	54.6	48.8
Depreciation and amortization	1,839	1,855	(16)	(0.9)	5.3	5.1

Total other expenses	22,037	20,910	1,127	5.4	63.6	57.8

Loss from operations	(4,335)	(3,607)	(728)	20.2	(12.5)	(10.0)

Interest and other income, net	27	52	(25)	(48.1)	0.1	0.1

Loss from operations before income taxes	(4,308)	(3,555)	(753)	21.2	(12.4)	(9.8)

Income tax benefit	(1,639)	(1,304)	(335)	25.7	(4.7)	(3.6)

Net loss	$(2,669)	$(2,251)	$(418)	18.6%	(7.7	)% (6.2)%

(percentages may not add due to rounding)
The Company’s total revenues decreased 12% and 4% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. These decreases were primarily due to decreases in production services revenue and subscriber fees, as further explained below.
Our total cost of services decreased 21% for the three months ended June 30, 2009 as compared to the same period in 2009 and decreased 10% for the six months ended June 30, 2010 as compared to the same period in 2009. These decreases were primarily due to decreased production costs at our Production Services segment, as further explained below.
Other expenses increased 1% for the three months ended June 30, 2010 as compared to the same period in 2009 and increased 5% for the six months ended June 30, 2010 as compared to the same period in 2009. These increases were primarily due to costs associated with staff terminations, including the departure of our prior chief financial officer, increased legal fees, accounting and professional fees partially offset by the expiration of the supplemental compensation plan for our CEO, as further explained below.
Revenues
Our revenues include revenues from advertising fees, subscriber fees and production services. Advertising revenue is generated from the sale of advertising time on Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third party programmers that purchase advertising time in connection with the airing of their programs on Outdoor Channel. Subscriber fees are generated from cable and satellite service providers who pay monthly subscriber fees to us for the right to broadcast our channel. Production Services revenue is generated from production services for customer-owned telecasts, Winnercomm-owned productions, aerial camera services for customer-owned telecasts and revenue from web page design and marketing.

Total revenues for the three months ended June 30, 2010 were $16,829,000, a decrease of $2,384,000, or 12.4%, compared to revenues of $19,213,000 for the three months ended June 30, 2009. Total revenues for the six months ended June 30, 2010 were $34,650,000, a decrease of $1,539,000, or 4.3%, compared to revenues of $36,189,000 for the six months ended June 30, 2009. The net decreases were the result of changes in several items comprising revenue as discussed below.
Advertising revenue for the three months ended June 30, 2010 was $7,253,000, an increase of $148,000, or 2.1%, compared to $7,105,000 for the three months ended June 30, 2009. Advertising revenue for the six months ended June 30, 2010 was $14,545,000, a decrease of $354,000, or 2.4%, compared to $14,899,000 for the six months ended June 30, 2009. The increase in advertising revenue for the three months ended June 30, 2010 as compared to the same period a year ago was due primarily to an increase in short-form and website advertising partially offset by a reduced amount of advertising inventory being sold to our time-buy producers, increases in our make-good reserves and lower infomercial revenues. The decrease in advertising revenue for the six months ended June 30, 2010 as compared to the same period a year ago was due primarily to reduced amounts of advertising inventory being sold to our time-buy producers, increases in our make-good reserves and lower infomercial revenues partially offset by increased website and short-form advertising revenues. We expect short-form advertising revenues to be adversely impacted in the third and fourth quarters of 2010 as we set aside inventory during those periods to deliver to our advertisers the contracted audience size. We expect demand for our advertising inventory will fluctuate within our programming genre niche due primarily to current economic conditions. These conditions make it harder to estimate future revenues because advertisers are generally buying inventory much closer to the actual time of airing instead of contracting for the advertising inventory in advance. In addition, we expect continued competitive pressure to negatively impact future long-form advertising revenue.
Subscriber fees for the three months ended June 30, 2010 were $4,504,000, a decrease of $834,000 or 15.6% compared to $5,338,000 for the three months ended June 30, 2009. Subscriber fees for the six months ended June 30, 2010 were $9,335,000, a decrease of $666,000 or 6.7% compared to $10,001,000 for the six months ended June 30, 2009. These decreases in subscriber fees were primarily due to changes in our reserves for most-favored nation liabilities with our various distributors. It is likely that our subscriber fee revenue will be adversely affected by these accruals for the foreseeable future until we resolve ongoing discussions with certain of our distributors.
For June 2010, Nielsen estimated that Outdoor Channel had 36.2 million viewers compared to 29.9 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month, and for August 2010 Nielsen’s estimate was at 35.6 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this percentage difference to decrease as we grow our total subscriber base, and we have seen it decrease over the past year. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen may even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.
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
Production services revenue for the three months ended June 30, 2010 was $5,072,000, a decrease of $1,698,000, or 25.1%, as compared to $6,770,000 for the three months ended June 30, 2009. Production services revenue for the six months ended June 30, 2010 was $10,770,000, a decrease of $519,000, or 4.6%, as compared to $11,289,000 for the six months ended June 30, 2009. The decrease for the three and six months ended June 30, 2010 as compared to the same period a year ago was due primarily to a reduction in the number of production contracts that were renewed in the current period partially offset by an increase in events and related revenue at our aerial cameras unit.

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
Total cost of services for the three months ended June 30, 2010 was $8,042,000, a decrease of $2,087,000, or 20.6%, compared to $10,129,000 for the three months ended June 30, 2009. Total cost of services for the six months ended June 30, 2010 was $16,948,000, a decrease of $1,938,000, or 10.3%, compared to $18,886,000 for the six months ended June 30, 2009. As a percentage of revenues, total cost of services was 47.8% and 52.7% in the three months ended June 30, 2010 and 2009, respectively. As a percentage of revenues, total cost of services was 48.9% and 52.2% in the six months ended June 30, 2010 and 2009, respectively. The net decreases were the result of changes in several items comprising cost of services as discussed below.
Programming expenses for the three months ended June 30, 2010 were $1,529,000, an increase of $120,000, or 8.5%, compared to $1,409,000 for the three months ended June 30, 2009. This increase was due primarily to certain third party produced programs airing during the current year period with no airing of similar programs during the same period a year ago. Programming expenses for the six months ended June 30, 2010 were $2,833,000, a decrease of $248,000, or 8.0%, compared to $3,081,000 for the six months ended June 30, 2009. This decrease was primarily a result of a larger proportion of higher quality shows that aired in the current period were being aired over 4 quarters (versus two quarters) and the result of lower expenses due to more programs being produced internally by the Production Services segment versus being produced by unaffiliated third parties.
Our policy is to amortize costs of specific show production to programming expense over the expected airing period beginning when the program first airs. The cost of programming is generally first recorded as prepaid programming costs and is then amortized to programming expense based on the anticipated airing schedule. The anticipated airing schedule has typically been over 2 or 4 quarters. As the anticipated airing schedule changes, the timing and amount of the charge to expense is prospectively adjusted accordingly. At the time we determine a program is unlikely to air or re-air, we amortize programming expense with the remaining associated cost recorded in prepaid programming. We do not make any further expense or asset adjustments if in subsequent periods demand brings episodes to air that had previously been fully expensed, rather, we consider such events when we review our expected airings prospectively. Our programming costs per show are expected to increase as we continue to improve the quality of our in-house produced shows, and we expect our aggregate programming costs to remain relatively consistent over the foreseeable future. As our programming strategy evolves, we will reconsider the appropriate amortization life of our programming costs.
Satellite transmission fees for the three months ended June 30, 2010 were $393,000, a decrease of $7,000, or 1.8%, compared to $400,000 for the three months ended June 30, 2009. Satellite transmission fees for the six months ended June 30, 2010 were $784,000, a decrease of $11,000, or 1.4%, compared to $795,000 for the six months ended June 30, 2009. The decreases for the three and six month periods were primarily due to lower uplink expenses.
Production and operations costs for the three months ended June 30, 2010 were $6,011,000, a decrease of $2,199,000, or 26.8%, compared to $8,210,000 for the three months ended June 30, 2009. Production and operations costs for the six months ended June 30, 2010 were $13,110,000, a decrease of $1,693,000, or 11.4%, compared to $14,803,000 for the six months ended June 30, 2009. The decrease in costs for the three and six months ended June 30, 2010 relates primarily to decreased production costs at our Production Services segment caused by fewer production contracts being renewed in the current year. These decreases in costs were partially offset by increased personnel and related compensation costs and increased broadband services costs at our TOC segment of approximately $75,000 and $268,000 for the three and six months ended June 30, 2010, respectively. Also partially offsetting the Production Services segment cost reductions were increased production costs associated with an annual marketing event of approximately $103,000 at our TOC segment for the six months ended June 30, 2010.
Other direct costs for the three months ended June 30, 2010 were $109,000, a decrease of $1,000, or 0.9%, compared to $110,000 for the three months ended June 30, 2009. This decrease was due primarily to decreased closed captioning costs partially offset by an increase in subscriber acquisition fees amortization. Other direct costs for the six months ended June 30, 2010 were $221,000, an increase of $14,000, or 6.8%, compared to $207,000 for the six months ended June 30, 2009. This increase was due primarily to an increase in subscriber acquisition fee amortization related to additional subscriber launches in the prior year. Our other direct costs may increase over the foreseeable future due to the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.

Other Expenses
Other expenses consist of the cost of advertising, selling, general and administrative expenses and depreciation and amortization.
Total other expenses for the three months ended June 30, 2010 were $10,443,000, an increase of $87,000, or 0.8%, compared to $10,356,000 for the three months ended June 30, 2009. Total other expenses for the six months ended June 30, 2010 were $22,037,000, an increase of $1,127,000, or 5.4%, compared to $20,910,000 for the six months ended June 30, 2009. As a percentage of revenues, total other expenses were 62.1% and 53.9% in the three months ended June 30, 2010 and 2009, respectively. As a percentage of revenues, total other expenses were 63.6% and 57.8% in the six months ended June 30, 2010 and 2009, respectively. The net increases were the result of changes in several items comprising other expenses as described below.
Advertising expenses for the three months ended June 30, 2010 were $979,000, an increase of $55,000, or 6.0%, compared to $924,000 for the three months ended June 30, 2009. This increase was due primarily to television marketing spots incurred during the current period but were not incurred in the prior year period partially offset by a decline in certain advertising events and promotional materials as compared to the prior year period. Advertising expenses for the six months ended June 30, 2010 were $1,265,000, a decrease of $118,000, or 8.5%, compared to $1,383,000 for the six months ended June 30, 2009. This decrease was due primarily to an overall decrease in spending on advertising materials, programs and campaigns.
Selling, general and administrative expenses for the three months ended June 30, 2010 were $8,536,000, an increase of $71,000, or 0.8%, compared to $8,465,000 for the three months ended June 30, 2009. Selling, general and administrative expenses for the six months ended June 30, 2010 were $18,933,000, an increase of $1,261,000, or 7.1%, compared to $17,672,000 for the six months ended June 30, 2009. As a percentage of revenues, selling, general and administrative expenses were 50.7% and 44.1% for the three months ended June 30, 2010 and 2009, respectively. As a percentage of revenues, selling, general and administrative expenses were 54.6% and 48.8% for the six months ended June 30, 2010 and 2009, respectively. The increase for the three months ended June 30, 2010 as compared to the same period in 2009 relates primarily to severance and related expenses associated with the termination of several positions in our Production Services segment and the departure of our former chief financial officer, which combined was approximately $403,000 and increased expenses related to marketing events held during the second quarter of approximately $258,000 over the prior year amounts. These increases were partially offset by decreases in stock compensation and in compensation and related expenses associated with the expiration of the supplemental compensation plan of our CEO in 2009 of approximately $311,000 and reductions in integration related and international business development consulting fees of approximately $281,000. The increase in selling, general and administrative expenses for the six months ended June 30, 2010 as compared to the same period in 2009 relates primarily to severance and related compensation expenses associated with the termination of several positions in our Production Services segment and the departure of our chief financial officer of approximately $460,000, increased professional fees related to public company and corporate governance matters of approximately $415,000, increased legal and consulting fees related to ongoing litigation and potential acquisition activity of approximately $323,000, increased accounting fees related to our annual audit and tax compliance of approximately $188,000, a net increase in the provision for doubtful accounts of approximately $253,000 and increased expenses related to marketing and promotional events held during the period of approximately $552,000 over the prior year amounts. These increases were partially offset by decreases in stock compensation and in compensation and related expenses associated with the expiration of the supplemental compensation plan of our CEO in 2009 of approximately $934,000.
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
Depreciation and amortization for the three months ended June 30, 2010 were $928,000, a decrease of $39,000, or 4.0%, compared to $967,000 for the three months ended June 30, 2009. Depreciation and amortization for the six months ended June 30, 2010 were $1,839,000, a decrease of $16,000, or 0.9%, compared to $1,855,000 for the six months ended June 30, 2009. The decrease in depreciation and amortization primarily relates to certain equipment in our TOC segment becoming fully depreciated as of December 31, 2009 partially offset by increased depreciation related to an increase in fixed assets.

Loss from Operations
Loss from operations for the three months ended June 30, 2010 was a loss of $1,656,000, a change of $384,000 compared to a loss of $1,272,000 for the three months ended June 30, 2009. Loss from operations for the six months ended June 30, 2010 was a loss of $4,335,000, a change of $728,000 compared to a loss of $3,607,000 for the six months ended June 30, 2009. As discussed above, the increase in our loss from operations was driven primarily by a reduction in our time-buy revenues, losses in our Production Services segment and increased selling, general and administrative expenses. As we continue to strive to grow our subscriber base which involves increased advertising expenditures, subscriber rate relief for our carriage partners and the ongoing and planned payment of launch or advertising support, we will continue to incur increased expenses such as broadband, marketing and advertising that are unlikely to be immediately offset by revenues. As a result, we anticipate our operating margins will be constrained for the short-term future until scale is achieved. There can be no assurance that these strategies will be successful.
Interest and Other Income, Net
Interest and other income, net for the three months ended June 30, 2010 was $15,000, a decrease of $13,000 compared to $28,000 for the three months ended June 30, 2009. Interest and other income, net for the six months ended June 30, 2010 was $27,000, a decrease of $25,000 compared to $52,000 for the six months ended June 30, 2009. This decrease was primarily due to lower interest rates on our cash equivalents and investments in available-for-sale securities.
Loss from Operations Before Income Taxes
Loss from operations before income taxes as a percentage of revenues was (9.8)% for the three months ended June 30, 2010 compared to (6.5)% for the three months ended June 30, 2009. We incurred a loss before income taxes for the three months ended June 30, 2010 amounting to $1,641,000, a change of $397,000 compared to a loss of $1,244,000 for the three months ended June 30, 2009. Loss from operations before income taxes as a percentage of revenues was (12.4)% for the six months ended June 30, 2010 compared to (9.8)% for the six months ended June 30, 2009. We incurred a loss before income taxes for the six months ended June 30, 2010 amounting to $4,308,000, a change of $753,000 compared to $3,555,000 for the six months ended June 30, 2009.
Income Tax Benefit
Income tax benefit for the three months ended June 30, 2010 was a benefit of $485,000, a change of $178,000 as compared to a benefit of $307,000 for the three months ended June 30, 2009. Income tax benefit for the six months ended June 30, 2010 was a benefit of $1,639,000, a change of $335,000 as compared to a benefit of $1,304,000 for the six months ended June 30, 2009. The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
The income tax benefit for the three months ended June 30, 2010 and 2009 included a discrete tax expense related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded of $243,000 and $204,000, respectively, and $243,000 and $239,000, respectively, for the six months ended June 30, 2010 and 2009. In addition, a discrete tax expense of $0 and $74,000 related to a change in the future statutory tax rate for the state of California was reflected in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2010 and 2009, respectively.
Net Loss
Net loss for the three months ended June 30, 2010 was a loss of $1,156,000, a change of $219,000 compared to a loss of $937,000 for the three months ended June 30, 2009. Net loss for the six months ended June 30, 2010 was a loss of $2,669,000, a change of $418,000 compared to a loss of $2,251,000 for the six months ended June 30, 2009. The larger loss was due to the reasons stated above.
Liquidity and Capital Resources
We used $173,000 of cash in our operating activities in the six months ended June 30, 2010, compared to a usage of $1,987,000 in the six months ended June 30, 2009 and had a cash and cash equivalent balance of $36,131,000 at June 30, 2010, an increase of $15,283,000 from the balance of $20,848,000 at December 31, 2009. The increase in cash flows from operating activities in the six months ended June 30, 2010 compared to the same period in 2009 was due primarily to collection of accounts receivable partially offset by increases in operating expenses. Net working capital decreased to $67,234,000 at June 30, 2010, compared to $67,873,000 at December 31, 2009, primarily due to an increase in the collection of accounts receivable partially offset by the payment of accounts payable and the payment of subscriber acquisition fees to our distributers.

Net cash provided by investing activities was $16,395,000 in the six months ended June 30, 2010 compared to cash used of $33,999,000 for the six months ended June 30, 2009. The increase in cash provided by investing activities related principally to the increased net sales of short-term available-for-sale securities and a decrease in capital expenditures for fixed asset replacements. The prior year period included cash paid to purchase assets of Winnercomm.
As of June 30, 2010, we held $5,050,000 of auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed-end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at June 30, 2010, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.
We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Cash used by financing activities was $939,000 in the six months ended June 30, 2010 compared to cash used of $745,000 in the six months ended June 30, 2009. The cash used by financing activities in both the six months ended June 30, 2010 and six months ended June 30, 2009 was principally the cash used for the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares and the purchase and retirement of common stock in connection with the stock repurchase plan.
On September 15, 2009, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2010 and renewing the total amount which can be drawn upon under the Revolver at $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of June 30, 2010 and 2009, respectively) plus 0.25% or LIBOR (0.35% and 0.31% as of June 30, 2010 and 2009, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of June 30, 2010, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. As of June 30, 2010, we were in full compliance with all the covenants of the Revolver.
As of June 30, 2010, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources including cash on-hand and anticipated cash flows from operations will be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At June 30, 2010 and 2009, our investment portfolio included fixed-income securities of $5,050,000 and $5,933,000, respectively. At June 30, 2010, all of our securities were auction-rate securities with long-term maturities. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.
As of June 30, 2010 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.
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
The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain existing agreements or arrangements with, and carriage by, satellite systems, telephone companies, which we refer to as telcos, and multiple system operators, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs, satellite and telco service providers, having such relationship or agreement with an MSO does not always ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite or telco service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers the service providers the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as analog versus basic digital, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular service provider. In addition, under the terms of some of our agreements, the service providers could decide to discontinue carrying Outdoor Channel. Lastly, we are currently not under any long-term contract with one of the major service providers as of June 30, 2010, although we continue to distribute our channel via such service provider on a month-to-month basis. If we are unable to renew this distribution agreement for a committed number of subscribers or for a multi-year term, we could lose, or be subject to a loss of, a substantial number of subscribers. If a service provider discontinues or refrains from carrying Outdoor Channel, or decides to not renew our distribution agreement with them, this could reduce the number of viewers and harm our operating results.

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
Many of our existing agreements with service providers contain “most-favored nation” clauses. These clauses typically provide that if we enter into an agreement with another service provider on more favorable terms, these terms must be offered to the existing service provider, subject to some exceptions and conditions. Future agreements with service providers may also contain similar “most-favored nation” clauses. If, in our attempt to increase our number of subscribers, we reduce our subscriber fees or structure launch support fees or other incentives to effectively offer more favorable terms to any service provider, these clauses may require us to offer similar incentives to other service providers or reduce the effective subscriber fee rates that we receive from other service providers, and this could negatively affect our operating results.
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
The FCC has adopted rules to ensure that pay television subscribers continue to be able to view local broadcast television stations during and after the transition to digital television. Federal law initially required that analog television broadcasting end on February 17, 2009, but this deadline was extended to June 12, 2009. In September 2007, the FCC established rules which will require operators make local television broadcast programming available to all subscribers. They may do so either by carrying each local station’s digital signal in analog format or in digital format, provided that all subscribers are provided with the necessary equipment to view the station signals. This requirement will remain in effect until February 2012, and possibly longer, depending on a FCC review of the state of technology and the marketplace in the year prior to that date. These broadcast signal carriage requirements could reduce the available capacity on systems to carry channels like Outdoor Channel. We cannot predict how these requirements will affect the Company.
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
As of June 30, 2010, our investments in auction-rate securities included $5.1 million of high-grade (at least A3 rated) auction-rate securities comprised of one closed-end perpetual preferred securities and one federally backed student loan municipal security. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction-rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of August 4, 2010, we had investments in two auction-rate securities which totaled $5.1 million, net.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our SEC reports a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of December 31, 2009, based on management’s evaluation, our internal control over financial reporting was effective. However, if we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, production and management personnel, many of whom would be difficult to replace. Generally, all of our employees are “at-will”, however, we have entered into employment agreements with employees in key positions, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Chairman of our wholly owned subsidiary, Winnercomm, Inc. Any of our officers or key employees could leave at any time, and we generally do not have “key person” life insurance policies covering our employees. The competition for qualified personnel has been strong in our industry. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. To attract and retain qualified personnel, we may be required to grant large option or other share-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel we may not be able to implement our business plan.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Removed and Reserved.
ITEM 5. Other Information.
None.
ITEM 6. Exhibits.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.41	Employment Agreement with Douglas J. Langston dated June 28, 2010 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 1, 2010 and incorporated herein by reference)

10.42	Employment Agreement with Thomas D. Allen dated June 29, 2010 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 1, 2010 and incorporated herein by reference)

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1 *	Section 1350 Certification by Chief Executive Officer

32.2 *	Section 1350 Certification by Chief Financial Officer

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Thomas D. Allen
Thomas D. Allen
Authorized Officer, Chief Financial Officer and Principal Accounting Officer Date: August 6, 2010