Form 10-Q
period 2010-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2010-11-04
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 2, 2010

Common Stock, $0.001 par value	25,373,791

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2010
* * *

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,322	$20,848
Investments in available-for-sale securities	27,992	38,090
Accounts receivable, net of allowance for doubtful accounts of $935 and $620	14,060	15,827
Income tax refund receivable	11	—
Deferred tax assets, net	2,434	2,434
Prepaid programming and production costs	4,871	6,111
Other current assets	2,732	1,871

Total current assets	85,422	85,181

Property, plant and equipment, net	12,764	14,286
Amortizable intangible assets, net	571	828
Goodwill	43,160	43,160
Investments in auction-rate securities	5,061	5,775
Deferred tax assets, net	2,645	2,489
Subscriber acquisition fees	3,193	4,371
Deposits and other assets	546	688

Totals	$153,362	$156,778

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,039	$14,824
Accrued severance payments	168	255
Deferred revenue	2,014	1,469
Current portion of deferred obligations	46	165
Current portion of unfavorable lease	146	136
Income taxes payable	303	459

Total current liabilities	12,716	17,308

Deferred obligations	147	178
Unfavorable lease	883	994

Total liabilities	13,746	18,480

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,380 and 25,444 shares issued and outstanding	25	25
Additional paid-in capital	166,846	165,374
Accumulated other comprehensive loss	(369)	(444)
Accumulated deficit	(26,886)	(26,657)

Total stockholders’ equity	139,616	138,298

Totals	$153,362	$156,778

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Advertising	$11,225	$9,881	$25,770	$24,780
Subscriber fees	4,194	4,427	13,529	14,428
Production services	7,480	9,322	18,250	20,611

Total revenues	22,899	23,630	57,549	59,819

Cost of services:
Programming	938	902	3,771	3,983
Satellite transmission fees	397	400	1,181	1,195
Production and operations	8,145	9,157	21,255	23,960
Other direct costs	132	175	353	382

Total cost of services	9,612	10,634	26,560	29,520

Other expenses:
Advertising	752	649	2,017	2,032
Selling, general and administrative	7,241	9,326	26,174	26,998
Depreciation and amortization	748	993	2,587	2,848

Total other expenses	8,741	10,968	30,778	31,878

Income (loss) from operations	4,546	2,028	211	(1,579)

Interest and other income, net	(5)	14	22	66

Income (loss) from operations before income taxes	4,541	2,042	233	(1,513)

Income tax provision (benefit)	2,101	641	462	(663)

Net income (loss)	$2,440	$1,401	$(229)	$(850)

Earnings (loss) per common share data:
Basic	$0.10	$0.06	$(0.01)	$(0.03)

Diluted	$0.10	$0.05	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic	24,460	24,426	24,482	24,434

Diluted	25,399	25,819	24,482	24,434

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2010
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2009	25,444	$25	$165,374	$(444)	$(26,657)	$138,298

Comprehensive loss:
Net loss	—	—	—	—	(229)	(229)
Change in fair value of auction-rate securities	—	—	—	75	—	75

Total comprehensive loss	—	—	—	—	—	(154)

Issuance of restricted stock and performance shares to employees for services to be rendered, net of forfeited shares	114	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	2,486	—	—	2,486

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(116)	—	(673)	—	—	(673)

Purchase and retirement of treasury stock related to the stock repurchase program	(62)	—	(341)	—	—	(341)

Balance, September 30, 2010	25,380	$25	$166,846	$(369)	$(26,886)	$139,616

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net loss	$(229)	$(850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,587	2,848
Amortization of subscriber acquisition fees	1,189	553
Loss on sale of equipment	109	21
Gain on sale of available-for-sale and auction-rate securities	(11)	(7)
Provision for doubtful accounts	457	335
Share-based employee and service provider compensation	2,486	3,322
Deferred tax provision (benefit), net	462	(663)

Changes in operating assets and liabilities:
Accounts receivable	1,312	1,122
Income tax (payable) refund receivable	(785)	(281)
Prepaid programming costs	1,240	(1,683)
Other current assets	(861)	400
Deposits and other assets	108	21
Subscriber acquisition fees	(2,116)	(4,224)
Accounts payable and accrued expenses	(2,758)	(16)
Deferred revenue	545	2,101
Accrued severance payments	(87)	18
Deferred obligations	(150)	(33)
Unfavorable lease obligations	(101)	(89)

Net cash provided by operating activities	3,397	2,895

Investing activities:
Purchases of property, plant and equipment	(943)	(2,075)
Proceeds from sale of equipment	107	111
Cash paid to purchase assets of Winnercomm, net of cash acquired	—	(5,746)
Purchases of available-for-sale securities	(76,973)	(31,990)
Proceeds from sale of available-for-sale and auction-rate securities	87,900	600

Net cash provided by (used in) investing activities	10,091	(39,100)

Financing activities:
Purchase of treasury stock	(673)	(482)
Purchase and retirement of treasury stock related to stock repurchase program	(341)	(347)

Net cash used in financing activities	(1,014)	(829)

Net increase in cash and cash equivalents	12,474	(37,034)
Cash and cash equivalents, beginning of period	20,848	60,257

Cash and cash equivalents, end of period	$33,322	$23,223

Supplemental disclosure of cash flow information:

Income taxes paid	$785	$381

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase in fair value of auction-rate securities	$75	$82

Property, plant and equipment costs incurred but not paid	$47	$168

Subscriber acquisition fees incurred but not paid	$—	$3,188

Retirement of treasury stock	$673	$482

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2010 and its results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. Pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable, telephone companies and satellite service providers that air Outdoor Channel. Production Services revenue includes revenue from advertising fees, revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from web page design, marketing and hosting services.
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
The unaudited pro forma financial information was as follows for the nine months ended September 30, 2009:

Nine Months Ended
September 30,
2009
Total revenues	$60,767
Net income loss	$(1,617)
Basic loss per share	$(0.07)
Diluted loss per share	$(0.07)
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
Our Board of Directors has discretion to allow our employees and Directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the three and nine months ended September 30, 2010, approximately 14,000 and 116,000 shares were repurchased with a market value of approximately $75 and $673, respectively.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through September 30, 2010, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest annually over three to five years, however, some awards vest monthly or quarterly. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to shares equal to the current value of the units and, provided the holder has not elected to defer settlement, will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of September 30, 2010, options to purchase 385,000 shares of common stock, 890,598 restricted shares, 100,500 RSUs and 700,000 performance unit shares were outstanding. There were 820,161 shares of common stock available for future grant as of September 30, 2010.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of September 30, 2010, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.
The fair value of the shares and options, adjusted for a forfeiture assumption, at the respective dates of grant (which represents deferred compensation not required to be recorded initially in the consolidated balance sheet) is amortized to share-based compensation expense as the rights to the restricted stock and options vest with an equivalent amount added to additional paid-in capital. Changes to forfeiture assumptions are based on actual experience and are recorded in accordance with the rules related to accounting for changes in estimates. The fair value of nonvested shares for grants is determined based on the closing trading price of our shares on the grant date.
The following tables summarize share-based compensation expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Nature of Award:
Restricted stock	$526	$1,094	$2,241	$2,945
RSUs	151	—	210	—
Options	—	105	35	377

Total share-based compensation expense	$677	$1,199	$2,486	$3,322

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Classification of Compensation Expense:
Cost of services:
Production and operations	$36	$22	$194	$236

Other expenses:
Selling, general and administrative	641	1,177	2,292	3,086

Total share-based compensation expense	$677	$1,199	$2,486	$3,322

Stock Options
A summary of the status of the options granted under our stock incentive plans and outside of those plans as of September 30, 2010 and the changes in options outstanding during the nine months then ended is as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (Yrs.)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	650	$12.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(15)	14.95

Outstanding at end of period	635	$12.52	1.83	$—

Vested or expected to vest at end of period	635	$12.52	1.83	$—

Exercisable at end of period	635	$12.52	1.83	$—
		~~~~~~ ~~~~~

Additional information regarding options outstanding for all plans as of September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$10.19 — $10.19	10	.51	$10.19	10	$10.19
$12.10 — $12.10	300	1.04	12.10	300	12.10
$12.50 — $12.50	125	3.22	12.50	125	12.50
$12.58 — $12.58	25	.67	12.58	25	12.58
$12.80 — $12.80	125	3.30	12.80	125	12.80
$14.86 — $14.86	50	0.30	14.86	50	14.86

Total	635	1.83	$12.52	635	$12.52

There were no options granted during the nine months ended September 30, 2010 or 2009.
Restricted Stock
A summary of the status of our nonvested restricted shares as of September 30, 2010 and the changes in restricted shares outstanding during the nine months then ended is as follows:

	Nine Months Ended
	September 30, 2010
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at beginning of period	1,049	$7.46
Granted	262	5.20
Vested	(372)	7.75
Forfeited	(148)	6.87

Nonvested at end of period	791	$6.68

During the nine months ended September 30, 2010 and 2009, we issued 262,000 and 611,000 shares, respectively, of restricted stock to employees while 148,000 and 6,000 shares of restricted stock, respectively, were canceled due to employee turnover. Also during the nine months ended September 30, 2010, 18,000 shares of the total restricted stock issued were performance vesting shares. The performance goal associated with these shares is the achievement of certain annual financial operating targets. Share-based compensation expense related to these performance vesting shares for the three and nine months ended September 30, 2010 was $11 and $28, respectively.
Restricted Stock Units
A summary of the status of our RSUs as of September 30, 2010 and the changes in RSUs outstanding during the nine months then ended is as follows:

Nine Months Ended
September 30, 2010
Weighted
Average
	Number of Restricted	Grant-Date
	Stock Units	Fair Value
(in thousands)
RSUs outstanding at beginning of period	—	$—
Granted	101	5.97
Vested	—	—
Forfeited	—	—

Nonvested at end of period	101	$5.97

During the nine months ended September 30, 2010, we granted 100,500 RSUs subject to time-based vesting to our non-executive Board of Directors. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the one year vesting period.
Expense to be Recognized
Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of September 30, 2010 are as follows:

	September 30, 2010
		Weighted Average
	Expense Yet to be	Remaining Requisite
	Recognized	Service Periods
Restricted stock	$3,684	2.2 years
RSUs	390	0.7 years

Total	$4,074	2.0 years

NOTE 4—EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share reflects the potential dilution of securities by including common stock equivalents, such as unvested restricted stock and stock units in the weighted average number of common shares outstanding for a period, if dilutive.
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares used to calculate basic earnings (loss) per share	24,460	24,426	24,482	24,434
Dilutive effect of unvested restricted stock and stock units	939	1,393	—	—

Weighted average shares used to calculate diluted earnings (loss) per share	25,399	25,819	24,482	24,434

For the three months ended September 30, 2010 and 2009, outstanding options and performance units to purchase a total of 1,335,000 and 1,495,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2010 and 2009, outstanding options and performance units to purchase a total of 1,341,000 and 1,510,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.
NOTE 5—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
Assets recorded at fair value in the balance sheet as of September 30, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and are as follows:
Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at September 30, 2010:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$33,322	$33,322	$—	$—
Investments in available-for-sale securities (2)	27,992	27,992	—	—
Non-current investments in auction-rate securities (3)	5,061	—	—	5,061

Total	$66,375	$61,314	$—	$5,061

(1)	Cash and cash equivalents consist primarily of treasury bills and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of treasury bills with original maturity dates in excess of three months, for which we determine fair value through quoted market prices.

(3)	Investments in auction-rate securities consist of one auction-rate municipal security and one closed-end perpetual preferred auction-rate security (“PPS”). PPS use a discounted cash flow analysis to more accurately measure possible liquidity discounts.
As of September 30, 2010, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded an unrealized gain on our PPS of $11 and $75 in the three and nine month periods ended September 30, 2010, respectively. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $369, which is included in accumulated other comprehensive loss on our balance sheet as of September 30, 2010. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $33,322 and our expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. We are not certain how long we may be required to hold each security. However, given our current cash and cash equivalent position, short-term investments in available-for-sale securities, and cash flow from operations, we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.
All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2010 were auction-rate securities. The one closed-end perpetual preferred auction-rate security totaling $2,842 had an interest rate of 1.51% and an auction reset of 28 days. The municipal security had an interest rate of 1.09%, matures on December 1, 2045 and as of September 30, 2010 the next auction reset date was October 26, 2010. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and nine month periods ended September 30, 2010:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Auction-Rate Securities:
Balance at beginning of period	$5,050	$5,775
Redeemed	—	(800)
Realized gain on redemption	—	11
Unrealized gain included in accumulated other comprehensive loss	11	75

Balance as of September 30, 2010	$5,061	$5,061

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills and money market accounts to be interest income and are recorded in interest and other income, net for the three and nine months ended September 30, 2010 and 2009 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income	$19	$42	$83	$139
Interest expense	(24)	(28)	(72)	(80)
Gain on redemption of auction-rate securities	—	—	11	7

Total interest and other income, net	$(5)	$14	$22	$66

NOTE 6—COMPREHENSIVE INCOME (LOSS)
The following table provides the composition of other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss), as reported	$2,440	$1,401	$(229)	$(850)
Unrealized gain on auction-rate securities	11	12	75	82

Comprehensive income (loss)	$2,451	$1,413	$(154)	$(768)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, pursuant to a two-step impairment test. In the first step, we compare the fair value of each of our reporting units to its carrying value as of October 1 of each year. We determine the fair values of our reporting units using the income approach. If the fair value of any of our reporting units exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to any of our reporting units exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.
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

Intangible assets that are subject to amortization consist of the following as of September 30, 2010:

	September 30, 2010
		Accumulated
	Gross	Amortization	Net
Trademark	$219	$200	$19
Internet domain names	97	85	12
Customer relationships	980	493	487
Patents	80	27	53
Programming library	50	50	—

Total amortizable intangible assets	$1,426	$855	$571

As of September 30, 2010, the weighted average amortization period for the above intangibles is 3.1 years. Based on our most recent analysis, we believe that no impairment exists at September 30, 2010 with respect to our goodwill and other intangible assets.
Estimated future amortization expense related to intangible assets at September 30, 2010 is as follows:

Years Ending December 31,	Amount
2010 (remaining 3 months)	$58
2011	179
2012	167
2013	162
2014 and thereafter	5

Total	$571

NOTE 8—LINES OF CREDIT
On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of September 30, 2010 and 2009, respectively) plus 0.25% or LIBOR (0.31% and 0.25% as of September 30, 2010 and 2009, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of September 30, 2010, we did not have any amounts outstanding under this credit facility and we were in compliance with all of the Revolver covenants. This Revolver is guaranteed by TOC.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
Trade accounts payable	$1,412	$4,849
Accrued payroll and related expenses	2,925	4,488
Estimated make-good accrual	1,147	281
Estimated most-favored nation accrual	1,248	260
Accrued launch support commitment	—	3,046
Accrued expenses	3,307	1,900

Total	$10,039	$14,824

NOTE 10—INCOME TAX PROVISION (BENEFIT)
The income tax provision (benefit) reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have state net operating losses and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.
NOTE 11—RELATED PARTY TRANSACTIONS
We lease certain of our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement has a five-year term, expiring on December 31, 2010, with 2 renewal options (between 2 and 5 years) exercisable at our discretion. Monthly rent payments under this lease agreement were approximately $19 with a 3% per year escalation clause. We paid Musk Ox Properties, LP approximately $57 and $56 in the three months ended September 30, 2010 and 2009, respectively, and $172 and $167 in the nine months ended September 30, 2010 and 2009, respectively. We recognized rent expense related to this lease of $53 and $53 in the three months ended September 30, 2010 and 2009, respectively, and $160 and $160 in the nine months ended September 30, 2010 and 2009, respectively.
We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, one of our executive officers. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $129 and $377 and $128 and $339 in the three and nine months ended September 30, 2010 and 2009, respectively. We recognized rent expense related to this lease of $71 and $70 in the three months ended September 30, 2010 and 2009, respectively, and $212 and $203 in the nine months ended September 30, 2010 and 2009, respectively.
We license a program on a barter basis that is produced by an entity owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The program airs during off-peak hours and the license period is from March 2009 through March 2012. We recorded no revenue related to this agreement for the three and nine months ended September 30, 2010 and 2009, respectively.
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
Rental expenses including satellite and transponder expense, equipment and facilities rent expense, aggregated to approximately $734 and $922 for the three months ended September 30, 2010 and 2009, respectively, and approximately $2,399 and $2,797 for the nine months ended September 30, 2010 and 2009, respectively.
In addition to lease commitments noted in Note 11, we also have the following operating leases. Our Winnercomm office lease agreement expired in June 2010. During March 2010, we entered into a new lease agreement which extended the lease term for certain portions of the facility from July 2010 to June 2011, with monthly rent payments of $36. Our CableCam facility lease agreement expires in October 2011. Monthly rent payments under this lease agreement are $10.
NOTE 13—SEGMENT INFORMATION
We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Following the acquisition of Winnercomm in January 2009, we have two reporting segments, TOC and Production Services. TOC is a separate business activity that broadcasts television programming on Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue primarily from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and the rental of aerial camera systems. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from web page design, marketing and hosting services. Intersegment revenues were generated by Production Services of approximately $1,204 and $874, respectively, for the three months ended September 30, 2010 and 2009, and intersegment cost of services were generated by Production Services of approximately $952 and $600, respectively for the three months ended September 30, 2010 and 2009. Intersegment revenues were generated by Production Services of approximately $1,932 and $1,714, respectively, for the nine months ended September 30, 2010 and 2009, and intersegment cost of services were generated by Production Services of approximately $1,786 and $1,372, respectively, for the nine months ended September 30, 2010 and 2009.

Information with respect to these reportable segments as of and for the three and nine months ended September 30, 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2010	2009	2010	2009
TOC	$15,419	$14,308	$39,299	$39,208
Production Services	8,684	10,196	20,182	22,325
Eliminations	(1,204)	(874)	(1,932)	(1,714)

Total revenues	$22,899	$23,630	$57,549	$59,819

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income (Loss) Before Income Taxes	2010	2009	2010	2009
TOC*	$4,911	$2,338	$4,342	$3,696
Production Services*	(118)	(82)	(3,963)	(4,927)
Eliminations	(252)	(214)	(146)	(282)

Total income (loss) before income taxes	$4,541	$2,042	$233	$(1,513)

	September 30,	December 31,
Total Assets	2010	2009
TOC	$87,326	$88,015
Production Services	6,765	11,379
Corporate assets*	59,659	57,627
Eliminations	(388)	(243)

Total assets	$153,362	$156,778

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Depreciation and Amortization	2010	2009	2010	2009
TOC	$394	$515	$1,212	$1,524
Production Services	354	478	1,375	1,324

Total	$748	$993	$2,587	$2,848

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with either TOC or Production Services. We allocate a portion of these expenses to our Production Services segment, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.
NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (FASB) issued guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. This guidance will be effective for the Company on January 1, 2011 and is not expected to have a material impact on our consolidated financial statements.
NOTE 15—SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through the date the consolidated financial statements were issued and concluded no subsequent events occurred that required recognition or disclosure.
* * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
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
Management’s discussion and analysis of result of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “2009 Annual Report”).
Significant components of management’s discussion and analysis of results of operations and financial condition include:
•	Overview. The overview section provides a summary of our business.

•	Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and nine months ended September 30, 2010 compared to the quarter and nine months ended September 30, 2009.

•	Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and nine months ended September 30, 2010 compared to the quarter and nine months ended September 30, 2009.

•	Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
OVERVIEW
Outdoor Channel Holdings, Inc. is an entertainment and media company. We are organized into two operating segments, Outdoor Channel (or “TOC”) and Production Services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our two operating segments follows.
The Outdoor Channel
The Outdoor Channel is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. TOC revenues include advertising fees, including those from advertisements aired on Outdoor Channel and fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on Outdoor Channel, and subscriber fees paid by cable and satellite service providers that air Outdoor Channel.
A portion of TOC’s advertising contracts may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts. During 2010, TOC’s Nielsen reported male demographic ratings have declined from year-ago levels which have had an adverse impact on our reported revenues. The continued growth of our advertising revenues will, to a certain extent, be dependent on the growth of our audience.
For September 2010, Nielsen estimated that Outdoor Channel had 35.5 million viewers compared to 31.2 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month, and for November 2010 Nielsen’s estimate was at 35.0 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this percentage difference to decrease as we grow our total subscriber base, and we have seen it decrease over the past year. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen may even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.
We are pursuing subscriber growth by utilizing various means including offering lower per-subscriber fees for broader distribution and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense as other direct costs. If we are successful with these tactics, our net subscriber fee revenue may decrease over the short-term future. Also, we often gain or lose subscribers when our distributors decide to realign their programming lineups and offerings. An example of that was during the third quarter when we gained 315,000 subscribers from channel repackaging at Comcast’s Houston and southern Colorado systems. Then, on November 1, 2010, Brighthouse Cable moved our channel in the Orlando market from digital basic carriage to a sports tier which resulted in a loss to TOC of approximately 550,000 subscriber homes.
Production Services
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
Since our acquisition of Winnercomm and its aerial camera business in January 2009, we have been focused on eliminating low margin production business and returning the Production Services unit to profitability. We have reduced staff levels at our Production Services unit, primarily in our Tulsa production offices, on three different occasions, the most recent being in June 2010. In addition to focusing on higher margin production business, we expect our Production Services unit to increasingly be used in producing high quality programming for TOC.
Both TOC and our Production Services segments generate a higher proportion of their revenue and operating income in the second half of our fiscal year due to higher viewed hunting programming which coincides with the fall hunting season at TOC and to football driven revenues at our Production Services unit. At TOC, we expect a trend that started two years ago to continue where endemic advertisers and sponsors of our hunting programs move more of their advertising expenditures from the fourth calendar quarter to the third calendar quarter, which has made our third quarter advertising revenues at TOC higher than our fourth quarter revenues.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.
For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report and “Critical Accounting Policies and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2009.

CONSOLIDATED RESULTS OF OPERATIONS
Overview — On January 12, 2009 we acquired Winnercomm (see Note 2) and began operating in two segments, Production Services and TOC. The unaudited condensed consolidated statements of operations include the financial results of the Production Services segment from the date of acquisition. For additional information regarding business segments, refer to Note 13 – Segment Information.
Our consolidated results of operations are presented below for the quarter and nine months ended September 30, 2010 and 2009.
Comparison of Consolidated Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2010	2009	$	%	2010	2009
Revenues:
Advertising	$11,225	$9,881	$1,344	14%	49%	42%
Subscriber fees	4,194	4,427	(233)	(5)	18	19
Production services	7,480	9,322	(1,842)	(20)	33	39

Total revenues	22,899	23,630	(731)	(3)	100	100

Cost of services:
Programming	938	902	36	4	4	4
Satellite transmission fees	397	400	(3)	(1)	2	2
Production and operations	8,145	9,157	(1,012)	(11)	36	39
Other direct costs	132	175	(43)	(25)	1	1

Total cost of services	9,612	10,634	(1,022)	(10)	42	45

Other expenses:
Advertising	752	649	103	16	3	3
Selling, general and administrative	7,241	9,326	(2,085)	(22)	32	40
Depreciation and amortization	748	993	(245)	(25)	3	4

Total other expenses	8,741	10,968	(2,227)	(20)	38	46

Income from operations	4,546	2,028	2,518	124	20	9

Interest and other income, net	(5)	14	(19)	(136)	—	—

Income from operations before income taxes	4,541	2,042	2,499	122	20	9

Income tax provision	2,101	641	1,460	228	9	3

Net income	$2,440	$1,401	$1,039	74%	11%	6%

(percentages may not add due to rounding)

Comparison of Consolidated Operating Results for the Nine Months Ended September 30, 2010 and September 30, 2009
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2010	2009	$	%	2010	2009
Revenues:
Advertising	$25,770	$24,780	$990	4%	45%	41%
Subscriber fees	13,529	14,428	(899)	(6)	24	24
Production services	18,250	20,611	(2,361)	(12)	32	35

Total revenues	57,549	59,819	(2,270)	(4)	100	100

Cost of services:
Programming	3,771	3,983	(212)	(5)	7	7
Satellite transmission fees	1,181	1,195	(14)	(1)	2	2
Production and operations	21,255	23,960	(2,705)	(11)	37	40
Other direct costs	353	382	(29)	(8)	1	1

Total cost of services	26,560	29,520	(2,960)	(10)	46	49

Other expenses:
Advertising	2,017	2,032	(15)	(1)	4	3
Selling, general and administrative	26,174	26,998	(824)	(3)	46	45
Depreciation and amortization	2,587	2,848	(261)	(9)	5	5

Total other expenses	30,778	31,878	(1,100)	(4)	54	53

Income (loss) from operations	211	(1,579)	1,790	(113)	—	(3)

Interest and other income, net	22	66	(44)	(67)	—	—

Income (loss) from operations before income taxes	233	(1,513)	1,746	(115)	—	(3)

Income tax provision (benefit)	462	(663)	1,125	(170)	1	(1)

Net loss	$(229)	$(850)	$621	(73)%	—%	(1)%

(percentages may not add due to rounding)
Revenues
Total revenues for the three months ended September 30, 2010 were $22,899,000, a decrease of $731,000, or 3%, compared to revenues of $23,630,000 for the three months ended September 30, 2009. Total revenues for the nine months ended September 30, 2010 were $57,549,000, a decrease of $2,270,000, or 4%, compared to revenues of $59,819,000 for the nine months ended September 30, 2009. Both the three-month and nine-month revenue declines were due primarily to lower subscriber fee revenue and Production Services division revenue, offset by increases in our advertising revenue, all as discussed further in our segment results of operations below.
Cost of Services
Total cost of services for the three months ended September 30, 2010 was $9,612,000, a decrease of $1,022,000, or 10%, compared to $10,634,000 for the three months ended September 30, 2009. Total cost of services for the nine months ended September 30, 2010 was $26,560,000, a decrease of $2,960,000, or 10%, compared to $29,520,000 for the nine months ended September 30, 2009. The decreases in both the three-month and nine-month cost of services were primarily driven by lower production costs at our Production Services unit, net of increases in programming and operational expenses at our Outdoor Channel unit, as further discussed in the segment results of operations below.

Other Expenses
Advertising expenses for the three months ended September 30, 2010 were $752,000, a 16% increase compared to $649,000 for the three months ended September 30, 2009 as we chose to increase promotion support for new programming on TOC launched in July 2010. Our advertising expense for the nine months ended September 30, 2010 was $2,017,000, essentially unchanged compared to our advertising expense of $2,032,000 for the nine months ended September 30, 2009. It is likely that our advertising expenses will increase in future quarters compared to prior year levels due to our desire to more heavily promote and increase viewer awareness of our TOC programming.
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2010 were $7,241,000, a 22% decrease compared to SG&A expenses of $9,326,000 for the three months ended September 30, 2009 primarily due to lower executive compensation at the Outdoor Channel and lower staffing levels at our Production Services unit. SG&A expenses for the nine months ended September 30, 2010 were $26,174,000, a 3% decrease compared to SG&A expense of $26,998,000 for the nine months ended September 30, 2009 primarily driven by reduced executive compensation at TOC, reduced staffing at our Production Services unit, net of increased professional fees related to public company and corporate governance matters and increased legal costs associated with our ongoing litigation at our aerial camera business.
Depreciation and amortization expense for the three months ended September 30, 2010 was $748,000, a 25% decrease compared to depreciation and amortization expense of $993,000 for the three months ended September 30, 2009. Depreciation and amortization expense for the nine months ended September 30, 2010 was $2,587,000, a 9% decrease compared to depreciation and amortization expense of $2,848,000 for the nine months ended September 30, 2009. Both the three-month and the nine-month decreases primarily relate to more assets having become fully depreciated than depreciation on assets acquired in the last year.
Income (Loss) from Operations
Income from operations for the three months ended September 30, 2010 was $4,546,000, an increase of $2,518,000 compared to $2,028,000 for the three months ended September 30, 2009. Our income from operations for the nine months ended September 30, 2010 was $211,000, a change of $1,790,000 compared to a loss of $1,579,000 for the nine months ended September 30, 2009.
As discussed below in our segment results of operations, the increase in our income from operations for both the three and nine months ended September 30, 2010 compared to corresponding prior year periods was driven primarily by an increase in advertising revenues and reduced SG&A at TOC, partially offset by decreases in subscriber fees due primarily to changes in our reserves for most-favored nation liabilities.
Interest and Other Income, Net
Interest and other income, net for the three months ended September 30, 2010 was expense of $5,000, a decrease of $19,000 compared to income of $14,000 for the three months ended September 30, 2009. Interest and other income, net for the nine months ended September 30, 2010 was income of $22,000, a decrease of $44,000 compared to income of $66,000 for the nine months ended September 30, 2009. The net decreases were the result of changes in items comprising interest and other income, net as discussed in the segment results of operations below.
Income (Loss) from Operations Before Income Taxes
Income (loss) from operations before income taxes as a percentage of revenues was 20% for the three months ended September 30, 2010 compared to 9% for the three months ended September 30, 2009 due primarily to lower SG&A expenses at the Outdoor Channel and a lower proportion of our overall revenue being contributed by our lower margin Production Services unit.
Income Tax Provision (Benefit)
Income tax expense for the three months ended September 30, 2010 was $2,101,000 compared to $641,000 for the three months ended September 30, 2009. Our income tax expense for the nine months ended September 30, 2010 was $462,000 compared to an income tax benefit of $663,000 for the nine months ended September 30, 2009. The income tax provision and benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

The income tax expense for the three months ended September 30, 2010 and 2009 included a discrete tax expense related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded of $32,000 and $10,000, respectively, and $275,000 and $229,000, respectively, for the tax expense for the nine months ended September 30, 2010 and tax benefit for the nine months ended September 30, 2009. In addition, the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2009 reflected a discrete tax expense of $74,000 related to a change in the future statutory tax rate for the state of California.
Net Income (Loss)
Net income for the three months ended September 30, 2010 was income of $2,440,000, an increase of $1,039,000 compared to net income of $1,401,000 for the three months ended September 30, 2009. Our net loss for the nine months ended September 30, 2010 was $229,000, an improvement of $621,000 compared to a net loss of $850,000 for the nine months ended September 30, 2009.

SEGMENT RESULTS OF OPERATIONS
Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations below. Typical intersegment transactions include the purchase by our TOC segment of programs to air on Outdoor Channel and web page design and maintenance from our Production Services segment.
TOC
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and September 30, 2009
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Revenues:
Advertising	$11,225	$9,881	$1,344	14%	$25,770	$24,780	$990	4%
Subscriber fees	4,194	4,427	(233)	(5)	13,529	14,428	(899)	(6)

Total revenues	15,419	14,308	1,111	8	39,299	39,208	91	—

Cost of services:
Programming	1,769	1,357	412	30	5,243	4,928	315	6
Satellite transmission fees	397	400	(3)	(1)	1,181	1,195	(14)	(1)
Production and operations	1,576	1,384	192	14	5,181	4,588	593	13
Other direct costs	132	175	(43)	(25)	353	382	(29)	(8)

Total cost of services	3,874	3,316	558	17	11,958	11,093	865	8

Other expenses:
Advertising	752	705	47	7	2,016	2,044	(28)	(1)
Selling, general and administrative	5,513	7,470	(1,957)	(26)	19,859	20,985	(1,126)	(5)
Depreciation and amortization	394	515	(121)	(24)	1,212	1,524	(312)	(21)

Total other expenses	6,659	8,690	(2,031)	(23)	23,087	24,553	(1,466)	(6)

Income from operations	4,886	2,302	2,584	112	4,254	3,562	692	19

Interest and other income, net	25	36	(11)	(31)	88	134	(46)	(34)

Income from operations before income taxes	$4,911	$2,338	$2,573	110%	$4,342	$3,696	$646	18%

(percentages may not add due to rounding)
Revenues
Advertising revenue for the three months ended September 30, 2010 was $11,225,000, an increase of $1,344,000, or 14%, compared to $9,881,000 for the three months ended September 30, 2009. Advertising revenue for the nine months ended September 30, 2010 was $25,770,000, an increase of $990,000, or 4%, compared to $24,780,000 for the nine months ended September 30, 2009. The increase in advertising revenue for the three months ended September 30, 2010 as compared to the same period a year ago was due primarily to an increase in short-form, time-buy and website advertising, on higher pricing and to increased endemic advertising, partially offset by increases in our make-good reserves and lower infomercial revenues. The increase in advertising revenue for the nine months ended September 30, 2010 as compared to the same period a year ago was due for the same reasons cited above, but moderated by reduced amounts of advertising inventory being sold to our time-buy producers in the first half of 2010 due to lessened advertising demand from their sponsors.

Subscriber fees for the three months ended September 30, 2010 were $4,194,000, a decrease of $233,000 or 5% compared to $4,427,000 for the three months ended September 30, 2009. Subscriber fees for the nine months ended September 30, 2010 were $13,529,000, a decrease of $899,000 or 6% compared to $14,428,000 for the nine months ended September 30, 2009. These decreases in subscriber fees were primarily due to increases in our estimated potential most-favored nation liabilities with certain of our distributors. It is possible that our subscriber fee revenue will be adversely affected by these accruals for the foreseeable future until we resolve ongoing discussions with certain of our distributors.
Cost of Services
Programming expenses for the three months ended September 30, 2010 were $1,769,000, an increase of $412,000, or 30%, compared to $1,357,000 for the three months ended September 30, 2009. This increase was due primarily to an increase in the cost of programs airing during the current year period compared to the third quarter of 2009. Programming expenses for the nine months ended September 30, 2010 were $5,243,000, an increase of $315,000, or 6%, compared to $4,928,000 for the nine months ended September 30, 2009 reflecting the increase in our program expense during the third quarter of 2010 as described above.
Satellite transmission fees for the three months ended September 30, 2010 were $397,000, a decrease of $3,000 compared to $400,000 for the three months ended September 30, 2009. Satellite transmission fees for the nine months ended September 30, 2010 were $1,181,000, a decrease of $14,000 compared to $1,195,000 for the nine months ended September 30, 2009. The 1% decreases for the three and nine month periods were primarily due to lower uplink expenses.
Production and operations costs for the three months ended September 30, 2010 were $1,576,000, an increase of $192,000, or 14%, compared to $1,384,000 for the three months ended September 30, 2009. Production and operations costs for the nine months ended September 30, 2010 were $5,181,000, an increase of $593,000, or 13%, compared to $4,588,000 for the nine months ended September 30, 2009. Both the increase in costs for the three and nine months ended September 30, 2010 were driven primarily by increased personnel and related compensation costs and increased broadband services costs as we continue to expand our online presence and improve our website.
Other direct costs for the three months ended September 30, 2010 were $132,000, a decrease of $43,000, or 25%, compared to $175,000 for the three months ended September 30, 2009. This decrease was due primarily to decreased closed captioning costs partially offset by an increase in subscriber acquisition fees amortization. Other direct costs for the nine months ended September 30, 2010 were $353,000, a decrease of $29,000, or 8%, compared to $382,000 for the nine months ended September 30, 2009. This decrease was due primarily to an increase in subscriber acquisition fee amortization related to additional subscriber launches in the prior year.
Other Expenses
Advertising expenses for the three months ended September 30, 2010 were $752,000, an increase of $47,000, or 7%, compared to $705,000 for the three months ended September 30, 2009 as we supported the July 2010 launch of new programming with increased promotional expense in the third quarter of 2010. Advertising expenses for the nine months ended September 30, 2010 were $2,016,000, a decrease of $28,000, or 1%, compared to $2,044,000 for the nine months ended September 30, 2009 as reduced discretionary advertising and promotion expenses in the first half of 2010 was offset by the increased marketing costs in the third quarter of 2010.
SG&A expenses for the three months ended September 30, 2010 were $5,513,000, a decrease of $1,957,000, or 26%, compared to $7,470,000 for the three months ended September 30, 2009. This decrease relates primarily to decreases in stock compensation and in compensation and related expenses associated with the expiration of the supplemental compensation plan of our CEO in 2009 of approximately $1,349,000, reductions in audit and related fees of approximately $202,000 and a reduction in our provision for doubtful accounts of approximately $94,000. SG&A expenses for the nine months ended September 30, 2010 were $19,859,000, a decrease of $1,126,000, or 5%, compared to $20,985,000 for the nine months ended September 30, 2009. This decrease relates primarily to decreases in stock compensation and in compensation and related expenses associated with the expiration of the supplemental compensation plan of our CEO in 2009 of approximately $2,283,000, and decreased accounting fees related to our annual audit and tax compliance of approximately $177,000 partially offset by increases in professional fees related to public company and corporate governance matters of approximately $430,000, severance and related compensation expense associated with the departure of our former chief financial officer of approximately $350,000, increased legal and consulting fees related to potential acquisition activity of approximately $345,000 and increased expenses related to marketing and promotional events held during the period of approximately $513,000 over the prior year amounts.
Depreciation and amortization for the three months ended September 30, 2010 were $394,000, a decrease of $121,000, or

24%, compared to $515,000 for the three months ended September 30, 2009. Depreciation and amortization for the nine months ended September 30, 2010 were $1,212,000, a decrease of $312,000, or 21%, compared to $1,524,000 for the nine months ended September 30, 2009. The decrease in depreciation and amortization primarily relates to certain equipment becoming fully depreciated as of December 31, 2009, partially offset by increased depreciation related to fixed asset additions in 2010.
Income from Operations
Income from operations for the three months ended September 30, 2010 was $4,886,000, an increase of $2,584,000 compared to $2,302,000 for the three months ended September 30, 2009. Income from operations for the nine months ended September 30, 2010 was $4,254,000, an increase of $692,000 compared to$3,562,000 for the nine months ended September 30, 2009. As discussed above, the increase in our income from operations was driven primarily by increases in short-form and online advertising revenues and reductions in selling, general and administrative expenses.
Interest and Other Income, Net
Interest and other income, net for the three months ended September 30, 2010 was income of $25,000, a decrease of $11,000 compared to income of $36,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010 interest and other income, net was $88,000, a decrease of $46,000 compared to income of $134,000 for the three months ended September 30, 2009. The decrease for the three and nine months ended September 30, 2010 as compared to the same prior year periods is due primarily to lower interest rates on our cash equivalents and investments in available-for-sale securities.
Production Services
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and September 30, 2009
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Revenues:
Production services	$8,684	$10,196	$(1,512)	(15)%	$20,182	$22,325	$(2,143)	(10)%

Total revenues	8,684	10,196	(1,512)	(15)	20,182	22,325	(2,143)	(10)

Cost of services:
Production and operations	6,690	7,918	(1,228)	(16)	16,388	19,799	(3,411)	(17)

Total cost of services	6,690	7,918	(1,228)	(16)	16,388	19,799	(3,411)	(17)

Other expenses:
Advertising	—	4	(4)	(100)	1	48	(47)	(98)
Selling, general and administrative	1,728	1,856	(128)	(7)	6,315	6,013	302	5
Depreciation and amortization	354	478	(124)	(26)	1,375	1,324	51	4

Total other expenses	2,082	2,338	(256)	(11)	7,691	7,385	306	4

Loss from operations	(88)	(60)	(28)	47	(3,897)	(4,859)	962	(20)

Interest and other income, net	(30)	(22)	(8)	36	(66)	(68)	2	(3)

Loss from operations before income taxes	$(118)	$(82)	$(36)	44%	$(3,963)	$(4,927)	$964	(20)%

(percentages may not add due to rounding)

Revenues
Production services revenue for the three months ended September 30, 2010 was $8,684,000, a decrease of $1,512,000, or 15%, as compared to $10,196,000 for the three months ended September 30, 2009. Production services revenue for the nine months ended September 30, 2010 was $20,182,000, a decrease of $2,143,000, or 10%, as compared to $22,325,000 for the nine months ended September 30, 2009. The decrease for both the three and nine months ended September 30, 2010 as compared to the same period a year ago was due primarily to a reduction in the number of production contracts that were renewed in the current year period partially offset by an increase in events and related revenue from our aerial cameras operations.
Cost of Services
Production and operations costs for the three months ended September 30, 2010 were $6,690,000, a decrease of $1,228,000, or 16%, compared to $7,918,000 for the three months ended September 30, 2009. Production and operations costs for the nine months ended September 30, 2010 were $16,388,000, a decrease of $3,411,000, or 17%, compared to $19,799,000 for the nine months ended September 30, 2009. The decrease in costs for the three and nine months ended September 30, 2010 relates primarily to decreased production costs caused by fewer production contracts being renewed in the current year.
Other Expenses
SG&A expenses for the three months ended September 30, 2010 were $1,728,000, a decrease of $128,000, or 7%, compared to $1,856,000 for the three months ended September 30, 2009. Selling, general and administrative expenses for the nine months ended September 30, 2010 were $6,315,000, an increase of $302,000, or 5%, compared to $6,013,000 for the nine months ended September 30, 2009. The decrease for the three months ended September 30, 2010 relates primarily to reduced payroll and related compensation costs of approximately $170,000 associated with a reduction in headcount, a reduction in our reserve for doubtful accounts of approximately $85,000, and reduced rent expense of approximately $75,000 resulting from the renewal of less square footage at our Tulsa office lease. These decreases were partially offset by increased legal expense of approximately $327,000 related to ongoing litigation against one of our aerial camera operations competitors for unfair competition and copyright infringements. The increase for the nine months ended September 20, 2010 relates primarily to increased legal fees of approximately $605,000 related to the aforementioned ongoing litigation partially offset by reduced rent expense and costs associated with less office space at our Tulsa offices and reduced consulting and other integration related fees of approximately $250,000 incurred in the prior year associated with the acquisition of Winnercomm.
Depreciation and amortization for the three months ended September 30, 2010 were $354,000, a decrease of $124,000, or 26%, compared to $478,000 for the three months ended September 30, 2009. Depreciation and amortization for the nine months ended September 30, 2010 were $1,375,000, an increase of $51,000, or 4%, compared to $1,324,000 for the nine months ended September 30, 2009. The decrease in depreciation and amortization for the three months ended September 30, 2010 primarily relates to reduced amortization of leasehold improvements in the current year due to the renewal of less square footage at our Tulsa office lease and to certain intangible assets becoming fully amortized during the current year period. The increase for the nine months ended September 30, 2010 primarily relates to increases in fixed assets, net of the reduction in leasehold amortization.
Loss from Operations
Loss from operations for the three months ended September 30, 2010 was $88,000, a change of $28,000 compared to $60,000 for the three months ended September 30, 2009. Loss from operations for the nine months ended September 30, 2010 was $3,897,000, a change of $962,000 compared to $4,859,000 for the nine months ended September 30, 2009. As discussed above, the increase in loss from operations for the three months ended September 30, 2010 as compared to the same prior year period was due primarily to a reduction in the number of production contracts renewed in the current year period. The decrease in loss from operations for the nine months ended September 30, 2010 as compared to the same prior year period was due primarily to reductions in personnel and related compensation and overhead costs.

LIQUIDITY AND CAPITAL RESOURCES
We generated $3,397,000 of cash in our operating activities in the nine months ended September 30, 2010, an increase of $502,000 compared to cash generated from operating activities of $2,895,000 in the nine months ended September 30, 2009. Our cash and cash equivalent balance was $33,322,000 at September 30, 2010, an increase of $12,474,000 from the balance of $20,848,000 at December 31, 2009. The increase in cash flows from operating activities in the nine months ended September 30, 2010 compared to the same period in 2009 was due primarily to an increase in our operating income of $1,790,000 and increases in our advertiser make-good reserves and most favored nation reserves. Net working capital increased to $72,706,000 at September 30, 2010, compared to $67,873,000 at December 31, 2009, primarily due to increased earnings and collection of accounts receivable replacing the cash used for the payment of launch support commitments, accounts payable and accrued liabilities during the period.
Net cash provided by investing activities was $10,091,000 in the nine months ended September 30, 2010 compared to cash used of $39,100,000 for the nine months ended September 30, 2009. The increase in cash provided by investing activities related principally to net sales of short-term available-for-sale securities of $10,927,000 in 2010 compared to net purchases of short-term available-for-sale securities of $31,390,000 in 2009, and a decrease in capital expenditures in 2010 compared to 2009 of $1,132,000. The prior year period also included $5,746,000 cash paid to purchase assets of Winnercomm.
As of September 30, 2010, we held $5,061,000 of auction-rate securities. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed-end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at September 30, 2010, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.
We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Cash used by financing activities was $1,014,000 in the nine months ended September 30, 2010 compared to cash used of $829,000 in the nine months ended September 30, 2009. The cash used by financing activities in both the nine months ended September 30, 2010 and nine months ended September 30, 2009 was principally the cash used for the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares and the purchase and retirement of common stock in connection with the stock repurchase plan.
On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of September 30, 2010 and 2009, respectively) plus 0.25% or LIBOR (0.31% and 0.25% as of September 30, 2010 and 2009, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of September 30, 2010, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. As of September 30, 2010, we were in full compliance with all the covenants of the Revolver.
As of September 30, 2010, we had $61.3 million of cash and available-for-sale securities and we expect that these funds and our cash flow from operations will meet our short-term cash flow requirements and be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could draw on our Revolver or seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At September 30, 2010 and December 31, 2009, our investment portfolio included fixed-income securities of $5,061,000 and $5,775,000, respectively. At September 30, 2010, all of our securities were auction-rate securities with long-term maturities. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.
We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.
As of September 30, 2010 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.
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
ITEM 1A. Risk Factors.
“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “2009 Annual Report”).
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Removed and Reserved.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.45	Form of Restricted Stock Unit Award Agreement

10.46	Amendment to Loan Agreement and Note dated September 1, 2010 by and between U.S. Bank N.A. and Outdoor Channel Holdings, Inc.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1 *	Section 1350 Certification by Chief Executive Officer

32.2 *	Section 1350 Certification by Chief Financial Officer

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Thomas D. Allen
Thomas D. Allen
Authorized Officer, Chief Financial Officer and Principal Accounting Officer Date: November 4, 2010