Form 10-K
period 2010-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2011-03-10
CIK 760326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $70.0 million computed by reference to the closing price on such date.

On March 7, 2011, the number of shares of common stock outstanding of the registrant’s common stock was 25,446,954.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2011, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

ITEM 1.	BUSINESS.

Outdoor Channel Holdings, Inc. is an entertainment and media company with operations in the following segments:

•	THE OUTDOOR CHANNEL: The Outdoor Channel, or TOC, segment is comprised of The Outdoor Channel, Inc., a Delaware corporation and a wholly owned indirect subsidiary of Outdoor Channel Holdings, Inc. It operates Outdoor Channel®, a national television network devoted to traditional outdoor related lifestyle programming and outdoorchannel.com.

•	PRODUCTION SERVICES: Our Production Services segment is comprised of Winnercomm, Inc., a Delaware corporation (“Winnercomm”), CableCam, LLC, a Delaware limited liability company (“CableCam”) and SkyCam, LLC, a Delaware limited liability company (“SkyCam”). The Production Services businesses relate principally to the production, development and marketing of sports and outdoor related programming.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. and its subsidiaries, collectively, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of its subsidiaries.

For the year ended December 31, 2010, contributions to our consolidated revenues from our segments were as follows: TOC 66% and Production Services 34%.

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

On January 12, 2009, we entered into and completed an asset purchase agreement with Winnercomm, Inc., an Oklahoma corporation and wholly owned subsidiary of Winnercomm Holdings, Inc., a Delaware corporation, Cablecam, LLC, an Oklahoma limited liability company, and Skycam, LLC, an Oklahoma limited liability company (collectively, the “Sellers”), pursuant to which the Company purchased certain assets and assumed certain liabilities of the Sellers and formed Winnercomm, CableCam and SkyCam. Outdoor Channel Holdings wholly owns Winnercomm which in turn wholly owns CableCam and SkyCam (collectively referred to as “Production Services”). The Production Services businesses relate primarily to the production, development and marketing of sports and outdoor related programming.

TOC (66%, 61% and 100% of the Company’s consolidated revenues in 2010, 2009 and 2008, respectively)

Outdoor Channel® was established in 1993 and began broadcasting 24 hours a day in May 1994. Since inception, we have been committed to providing excellent programming and customer service to our distribution partners. TOC’s target audience is comprised of sportsmen and outdoor enthusiasts throughout the U.S. As of December 31, 2010, we had relationships or agreements with all of the largest cable and satellite companies, as well as both telephone companies offering video service, in the U.S. According to estimates by Nielsen, Outdoor Channel was subscribed to by approximately 34.8 million households in December 2010.

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

Outdoor Channel Sources of Revenue

Advertising revenue is generated from the sale of advertising time on our website and Outdoor Channel including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third-party programmers that purchase advertising time in connection with the airing of their programs on Outdoor Channel. Subscriber fees are generated from cable and satellite and telecommunications service providers who pay monthly subscriber fees to us for the right to broadcast our channel. No single customer of ours accounts for greater than 10% of our total revenue. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network.

Advertising Fees

We generate advertising revenues principally from the sale of advertising on our Outdoor Channel network and from the sale of advertising on our website, outdoorchannel.com.

Short-form Advertising.  We sell short-form advertisements on Outdoor Channel for commercial products and services, usually in 30 second increments. The total inventory for our short-form advertising consists of seven minutes per half hour including one minute which is reserved for the local service providers who may preempt the advertisement we insert into the program with a local advertisement. Of the remaining six minutes, we either sell to advertisers for our own account or to third-party producers who then resell this time to advertisers for their own account or use it themselves.

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

For the advertising time that we sell to third-party producers, we receive revenue directly from the producers for a portion of the advertising time during their programs and sell for our own account the remaining inventory. The revenue we receive from these third-party producers is generally at a lower rate than we may have received if we were to retain such time and sell it ourselves. The producers then resell this advertising time to others or use this time to advertise their own products or services.

Our advertising revenue tends to reflect seasonal patterns of our endemic advertisers’ advertising demand, which is generally greatest during the third quarter of each year, and the fourth quarter is greater than the first or second quarter of each year driven primarily by the hunting season.

Long-form Advertising.  Long form advertisements are infomercials that we typically run for 30 minutes, many of which are during the overnight hours, with some during the weekday morning hours. In the future, we may reduce the programming time used for infomercials by replacing it with traditional outdoor programming.

Website Advertising.  We also generate advertising revenue from our websites. We sell advertising on our websites both on a stand-alone basis and as part of advertising packages for Outdoor Channel.

Subscriber Fees

Cable, satellite and telecommunication service providers typically pay monthly subscriber fees to us for the right to broadcast our channel. Our service provider contracts typically range from 4 to 6 years, although some may be shorter, and contain an annual increase in the monthly subscriber fees we charge. Our contracts also contain volume discounts for increased distribution by any one service provider. In order to stimulate distribution growth, we are offering a tiered rate card that provides lower subscriber fees for broader carriage on individual systems. This new rate card may cause our average monthly subscriber fee rates to decrease depending on the levels of carriage by the individual cable systems in the future. At present our subscriber fees average approximately $0.05 per subscriber per month. In addition, certain of our distributors offer our programming on an a la carte basis and in such circumstances we generally charge the distributor based on a revenue sharing arrangement.

Outdoor Channel Programming

We offer our programming in thematic blocks which, subject to change, are nightly programming blocks oriented around the following themes: Mondays — Off-Road Motorsports; Tuesdays — Big Game Hunting; Wednesdays — Shooting Sports; Fridays — Fishing; and Sundays — Big Game Hunting.

We acquire our programming in one of four ways: First, the majority of the shows are “time-buys”, where a third-party production company, retailer or manufacturer, produces a show at its expense and buys a predetermined number of minutes of advertising within each airing on the Outdoor Channel. Such shows generally air three times per week and program provider purchases between 2 and 5 minutes of the available inventory in each airing. Second, we acquire shows from a third-party production company on a “work for hire” basis whereby such programming is produced to the Outdoor Channel’s specifications and we retain all ownership of the show and all ad inventory within all airings of the show. Third, we produce programs either in-house or through our Winnercomm subsidiary in Tulsa, Oklahoma. Fourth, we license a show from a producer for a fee or for a predetermined amount of advertising inventory provided to such licensor on a barter basis. Ownership of such licensed shows is retained by the licensor. In 2010, there was an average of 91 shows airing on the network during any given month. Programming owned by the Outdoor Channel, including in-house productions including shows produced by Winnercomm and work for hire programming, accounted for 21% of all programming and the balance was made up of “time-buys” or licensed programming. Substantially, all of our programming contracts with third parties allow us exclusive U.S. rights and non-exclusive foreign rights during the term of the licensing agreement.

Outdoor Channel Competition

Our network competes with other television channels for distribution, audience viewership and advertising sales. Outdoor Channel competes with other television channels to be included in the offerings of each system provider and for placement in the packaged offerings having the most subscribers. In addition, each television channel focusing on a particular form of content competes directly with other channels offering similar programming. In the case of Outdoor Channel, we compete for distribution and viewers with other television networks aimed at our own target audience which we believe consists primarily of males between the ages of 18 and 54. We believe such competitors include Versus, Spike TV, ESPN2 and others. It is possible that these or other competitors, many of which have substantially greater financial and operational resources than us, could revise their programming to offer more traditional outdoor activities such as hunting, fishing, shooting and other topics which are of interest to our viewers. For instance, Versus (“VS”) is owned and operated by Comcast, the largest cable distributor in the U.S. VS offers some blocks of similar programs, there is currently a substantial difference between the two networks. Outdoor Channel emphasizes traditional outdoor activities, such as fishing and hunting, while VS features a significant amount of programming concerning competitive or extreme sports, but they could change in the future.

As Outdoor Channel has become more established, other channels, such as the Sportsman Channel and the Pursuit Channel, have emerged and now offer programming similar to ours. With respect to the sale of advertising time, Outdoor Channel competes with other pay television networks, broadcast networks, local over-the-air television stations, satellite and broadcast radio and other advertising media such as various print media and the internet.

Certain technological advances, including the increased deployment of fiber optic cable, are expected to allow cable systems to continue to expand their channel capacity. Such added capacity leaves room for additional programming of all types which could dilute our market share by enabling the emergence of channels with programming similar to that offered by Outdoor Channel and lead to increased competition for viewers from existing or new channels.

International Distribution

In 2010, the Outdoor Channel entered into two international distribution agreements which allows us to license our programming to third-party foreign operators in parts of Europe, the Middle East, Africa and Asia. We expect these new distribution opportunities will provide us opportunities to expand our brand and programming internationally. The impact on 2010 operations from these was insignificant.

PRODUCTION SERVICES (34% and 39% of the Company’s consolidated revenues in 2010 and 2009, respectively)

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

Winnercomm.  Winnercomm produces, develops and markets sports and other outdoor related television programming. Programming produced either for our network or for third parties includes horseracing, rodeo, softball, soccer, college sports, hunting and fishing. Winnercomm markets and sells media advertising and sponsorship opportunities and has sales offices in New York and Tulsa. Winnercomm represents clients for advertising and sponsorship sales including Pro Rodeo Cowboys Association and Amateur Softball Association. Winnercomm also provides website development, management, marketing and maintenance to a range of clients including sports leagues and corporate customers, including Ladies Professional Golf Association, US Figure Skating, Breeders’ Cup, LodgeNet, ESPN.com Horse Racing and the Chickasaw Nation.

Winnercomm Competition.  As a producer of programming, the Company competes with network studios and television production groups, as well as independent producers to win contracts to produce programming. As an advertising and sponsorship representative, Winnercomm competes with other sales representation firms for the rights to market and sell media assets, either on an exclusive or non-exclusive basis. Once selected as sales representative, Winnercomm competes to place advertising with sponsors against television networks, sales representation firms and other media. As a provider of website services, Winnercomm competes against interactive development companies and “in house” teams of prospective clients to win contract-based projects and service agreements.

CableCam and SkyCam.  CableCam and SkyCam are companies that design, manufacture and operate suspended mobile aerial camera systems. Our cameras capture broadcast quality aerial views of various sporting and entertainment events and have played a significant role in changing the way sports and other entertainment programming are broadcasted both domestically and internationally. During an entertainment or sporting event, the cameras are suspended above the playing or viewing field and are remotely controlled by specially trained personnel hired and managed by each company, who have the ability to move the cameras in up to three dimensions. The majority of CableCam and SkyCam revenues continue to be generated from services provided to broadcast and cable networks airing NFL and NCAA football games, but a growing amount of our revenues are generated from other sporting events, such as professional basketball, professional baseball and international events, such as the 2010 Winter Olympics and the 2010 Soccer World Cup. Both companies source proprietary system components from a select group of vendors, and commodity system components from a wide range of vendors. SkyCam has offices in Broken Arrow, Oklahoma and CableCam has offices in Chatsworth, California.

CableCam and SkyCam Competition.  As a provider of aerial camera equipment and services, the Company competes with five to ten providers in the mechanical automation and aerial filming production services market for coverage of entertainment and sporting events both in the US and overseas. SkyCam and CableCam are the largest providers of services in the sports-related aerial filming segment of the market in the US, but make up a significantly smaller portion of both the worldwide and broader market. For action-oriented events over large areas, an aerial camera is often the only way to put a camera close to the action. While aerial camera equipment is often desired by directors and producers, the systems can be cost prohibitive for smaller production budgets. For this reason, productions often rely on less expensive robotic cameras, track cameras, jib cameras and static cameras. Companies in the industry compete based on price, versatility, the quality of each system’s stability and image quality, the expertise of the personnel trained to operate the systems, the suitability of each system to a particular venue, and the proximity of equipment to the location of a particular event.

Production Services Revenues.  Production Services revenues are derived from all of the aforementioned services including fees for production services, retainers, commissions, and revenue splits for the sale of sponsorship and advertising, the delivery and maintenance of websites and fees for providing aerial camera equipment and services. Revenue at Production Services is primarily project-based with the majority of these projects generally being scheduled during the second half of the year. Revenues are typically collected once projects have been completed. Consequently, Production Services generally experiences higher revenue recognition during the second half of the year.

INTELLECTUAL PROPERTY

Our intellectual property assets principally include copyrights in television programming, websites and other content, patents for our aerial camera systems, trademarks in brands, names and logos, domain names and licenses of intellectual property rights of various kinds. It is our practice to protect our products. “Outdoor Channel®” is a registered trademark of The Outdoor Channel, Inc., “Winnercomm®” is a registered trademark of Winnercomm, Inc., “Cablecam®” is a registered trademark of CableCam, LLC and “Skycam®” is a registered trademark of SkyCam, LLC. We have also filed for registration of other trademarks, none of which we consider material at this time. The protection of our brands and content are of primary importance. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and Internet/domain name statutes and laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign countries.

GOVERNMENT REGULATION

Our operations are subject to and affected by various government regulations, U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of local countries and international bodies. The operations of cable, satellite and telecommunications service providers, or distributors, are subject to the Communications Act of 1934, as amended, and to regulatory supervision by the FCC. Our uplink facility in Temecula, California is licensed by the FCC and must be operated in conformance with the terms and conditions of that license. The license is also subject to periodic renewal and ongoing regulatory requirements. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. The following descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.

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

Effect of “Must-Carry” Requirements

The Cable Act of 1992 imposed “must carry” or “retransmission consent” regulations on cable systems, requiring them to carry the signals of local broadcast television stations. Direct broadcast satellite (“DBS”) systems are also subject to their own must carry rules. The FCC adopted an order requiring cable systems to carry the digital signals of local television stations that have must carry status and to carry the same signal in analog format, or to carry the signal in digital format alone, provided that all subscribers have the necessary equipment to view the broadcast content. The FCC’s implementation of these “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our network by cable television systems and DBS operators. Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect Outdoor Channel. We are unable to predict the outcome of future federal legislation, regulation or policies, or the impact of any such laws, regulations or policies on Outdoor Channel’s operations.

Closed Captioning and Advertising Restrictions on Children’s Programming

Our network must provide closed-captioning of programming for the hearing impaired, and our programming and internet websites, intended primarily for children 12 years of age and under, must comply with certain limits on advertising.

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

Other Regulations

In addition to the regulations applicable to the cable television and internet industries in general, we are also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies.

EMPLOYEES

The Company employed approximately 190 people as of December 31, 2010. None of our personnel are subject to collective bargaining agreements.

FINANCIAL INFORMATION ABOUT SEGMENTS

Information on the Company’s revenues, operating income, and identifiable assets appears in Note 13 to the Consolidated Financial Statements included in Item 8 hereof.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials we have filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the Public Reference Room. The Securities and Exchange Commission also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning issuers that file electronically with the Securities and Exchange Commission, including us. Our common stock is listed on The Nasdaq Global Market. We also maintain an internet site at http://www.outdoorchannel.com that contains information concerning us. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this report.

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

Our business and operations are subject to a number of risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect our business, financial condition and future operating results and should be read in conjunction with the risks and uncertainties, including risk factors, contained in our other filings with the Securities and Exchange Commission. Any forward-looking statements made by us are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Securities Litigation Reform Act and a number of factors, including, but not limited to, those discussed below, could cause our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

INDUSTRY RISKS AND RISKS RELATING TO OUR BUSINESS

Service providers could discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreements, which could substantially reduce the number of viewers and harm business and our operating results.

The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain or renew existing agreements or arrangements with, and carriage by, satellite systems, telephone companies, which we refer to as telcos, and cable multiple system operators, which we refer to as MSOs, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs, satellite and telco service providers, having such relationship or agreement with an MSO does not always ensure that an MSOs affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite or telco service provider will carry our channel. Under our current contracts and arrangements, our subsidiary The Outdoor Channel, Inc. or TOC typically offers the service providers the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that

Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as basic versus digital basic, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular service provider. In addition, under the terms of some of our agreements, the service providers could decide to discontinue carrying Outdoor Channel. In addition, if we are unable to renew any of our current agreements or arrangements on reasonable terms, we could lose, or be subject to a loss of, a substantial number of subscribers or our subscriber revenue could be materially impacted. If a service provider discontinues carrying Outdoor Channel, or decides to not renew our agreement or arrangement with them, the number of subscribers and/or viewers of our channel could be reduced significantly, which in turn would reduce our subscriber fees and advertising revenue.

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

If our viewership declines for any reason, or we fail to develop and distribute popular programs, our advertising and subscriber fee revenues could decrease.

Our operating results depend significantly upon the generation of advertising revenue. Our ability to generate advertising revenues is largely dependent on our Nielsen ratings, which estimates the number of viewers of Outdoor Channel, and this directly impacts the level of interest of advertisers and rates we are able to charge. Our ratings could decline for many reasons such as failure to program popular shows or increased competition from other networks. This could cause our advertising revenue to decline and adversely impact our business and operating results. In addition, the number of subscribers to our channel may also decrease, resulting in a decrease in our subscriber fee and advertising revenue.

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

Increased competition and demand in price for the carriage of local broadcast networks may limit our ability to add subscribers.

We believe that many of the local broadcast networks that had previously been transmitted free, over-the-air, to the viewers, or provided to the pay television service providers for little to no cost, have recently been demanding substantial increased pricing for the retransmission of their signals by the pay television service providers. If the service providers are required to pay more for the retransmission of such local broadcast networks, this may limit the ability of such service providers to carry other channels such as the Outdoor Channel, thus limiting our ability to add subscribers and possibly even causing a decrease in the number of our subscribers.

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

A lockout by the owners of the NFL teams, and the strike by the NFL players, could cause a substantial decline in our 2011 aerial camera revenue.

The collective bargaining agreement between the owners and the players of the NFL expires in March 2011. If the players and owners are not able to negotiate a renewal of such agreement or otherwise somehow arrange for the playing of NFL games in the fall of 2011, the number of televised football games in which our aerial cameras are used would be significantly reduced, and our aerial camera revenues and financial performance would be negatively impacted.

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

A major component of our financial growth strategy is based on increasing the number of subscribers to our channel. Growing our subscriber base depends upon many factors, such as the success of our marketing efforts in driving consumer demand for our channel; overall growth in cable, satellite and telco subscribers; the popularity of our programming; our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, and maintenance of existing distribution; plus other factors that are beyond our control. There can be no assurance that we will be able to maintain or increase the subscriber base of our channel on cable, satellite and telco systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain our current subscriber fee rates. In particular, negotiations for new carriage agreements, or amendments to, or renewals of, current carriage agreements, are lengthy and complex, and we are not able to predict with any accuracy when such increases in our subscriber base may occur, if at all, or if we can maintain our current subscriber fee rates. If we are unable to grow our subscriber base or we reduce our subscriber fee rates, our subscriber and advertising revenues may not increase and could decrease. In addition, as we plan and prepare for such projected growth in our subscriber base, we plan to increase our expenses accordingly. If we are not able to increase our revenue to offset these increased expenses, and if our subscriber fee revenue decreases, our profitability could decrease.

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

The FCC has adopted rules to ensure that pay television subscribers continue to be able to view local broadcast television stations during and after the transition to digital television. In September 2007, the FCC established rules which require operators make local television broadcast programming available to all subscribers. They may do so either by carrying each local station’s digital signal in analog format or in digital format, provided that all subscribers are provided with the necessary equipment to view the station signals. This requirement will remain in effect until February 2012, and possibly longer, depending on a FCC review of the state of technology and the marketplace in the year prior to that date. These broadcast signal carriage requirements could reduce the available capacity on systems to carry channels like Outdoor Channel. We cannot predict how these requirements will affect the Company.

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

As of December 31, 2010, our investments in auction-rate securities included $5.1 million of high-grade (at least A3 rated) auction-rate securities comprised of one closed-end perpetual preferred securities and one federally backed student loan municipal security. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As of March 1, 2011, we had investments in two auction-rate securities which totaled $5.1 million, net.

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

The average cost of programming has increased for the pay TV industry and production companies, and such increases are likely to continue. We plan to build our programming library through the acquisition of long-term broadcasting rights from third-party producers, in-house production and outright acquisition of programming, and this may lead to increases in our programming costs. The development, production and editing of television programming requires a significant amount of capital and there are substantial financial risks inherent in developing and producing television programs. Actual programming and production costs may exceed their budgets. Factors such as labor disputes, death or disability of key spokespersons or program hosts, damage to master tapes and recordings or adverse weather conditions may cause cost overruns and delay or prevent completion of a project. If we are not able to successfully recover the costs of developing or acquiring programming through increased revenues, whether the programming is produced by us or acquired from third-party producers, our business and operating results will be harmed.

Our expansion into international operations has inherent risks, including currency exchange rate fluctuations, possible governmental seizure of property, and our inability or increased costs associated with enforcing our rights, including intellectual property rights.

We have international operations relating to our aerial camera services, and are beginning the distribution of our outdoor programming internationally. In some countries, we may be able to do business only in that country’s currency which may cause us to accept the risk relating to that country’s currency exchange rate. In addition, we may not be able to legally enforce our contractual and property rights in such countries, and even if a country is party to an international treaty relating to such legal procedures, the cost of doing so may be prohibitive.

The market in which we operate is highly competitive, and we may not be able to compete effectively, particularly against competitors with greater financial resources, brand recognition, marketplace presence and relationships with service providers.

We compete for viewers with other established pay television and broadcast networks, including Versus, Spike TV, ESPN2 and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the deployment of fiber optic cable, which are already substantially underway, are expected to allow systems to greatly expand their current channel capacity, which could dilute our market share and lead to increased competition for viewers from existing or new programming services. In addition, the satellite and telco service providers generally have more bandwidth capacity than cable service providers allowing them to possibly provide more channels offering the type of programming we offer.

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

Our systems and operations may be vulnerable to damage or interruption from earthquakes, tornadoes, floods, fires, power loss, telecommunication failures and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism. Since our production facilities for Outdoor Channel are all located in Temecula, California, our CableCam operations are located in Chatsworth, California, and all of our Winnercomm and SkyCam operations are in Tulsa and Broken Arrow, Oklahoma, respectively, the results of such events could be particularly disruptive because we may not have readily available alternative facilities from which to conduct our respective businesses. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services. Interruptions in our services could harm our reputation and reduce our revenues and profits.

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

Technologies in the pay television industry are constantly changing, and our failure to acquire or maintain state-of-the-art technology or adapt our business model may harm our business and competitive advantage.

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

RISKS RELATED TO INVESTMENT IN OUR COMMON STOCK

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

Although we currently have plans to offer incentives to service providers in an attempt to increase the number of our subscribers, we may not be able to do so economically or at all. If we are unable to increase the number of our subscribers on a cost-effective basis, or if the benefits of doing so do not materialize, our business and operating results would be harmed. In particular, it may be necessary to reduce our subscriber fees in order to grow or maintain our subscriber base. In addition, if we make any upfront cash payments to service providers for an increase in our subscriber base, our cash flow could be adversely impacted, and we may incur negative cash flow for some time. In addition, if we were to make such upfront cash payments or provide other incentives to service providers, we expect to amortize such amounts ratably over the term of the agreements with the service providers. However, if a service provider terminates any such agreement prior to the expiration of the term of such agreement, then under current accounting rules, we may incur a large expense in the quarter in which the agreement is terminated equal to the remaining un-amortized amounts and our operating results could accordingly be adversely affected. In addition, if we offer equity incentives, the terms and amounts of such equity may not be favorable to us or our stockholders.

We cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our SEC reports a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of December 31, 2010, based on management’s evaluation, our internal control over financial reporting was effective. However, if we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

Our operations are influenced by many factors. These factors may cause our financial results to vary significantly in the future and our operating results may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock may decline. Factors that can cause our results to fluctuate include, but are not limited to:

•	carriage decisions of service providers;

•	changes in our estimates of contingent liabilities;

•	demand for advertising, advertising rates and offerings of competing media;

•	changes in the growth rate of cable, satellite and telco subscribers;

•	service providers’ capital and marketing expenditures and their impact on programming offerings and penetration;

•	seasonal trends in viewer interests and activities;

•	our advertising sales, for both Outdoor Channel and our Production Services, tend to be more robust during the second half of each year, while expenses remain relatively constant throughout the year;

•	pricing, service, marketing and acquisition decisions that could reduce revenues and impair quarterly financial results;

•	the mix of cable television, satellite-delivered and telco programming products and services sold and the distribution channels for those products and services;

•	our ability to react quickly to changing consumer trends;

•	increased compensation expenses resulting from the hiring or promotion of highly qualified employees;

•	our need to retain some employees on a full-time basis throughout the year so that we have the minimally necessary personnel available during the busiest seasons;

•	the necessity to do some projects that may be minimally profitable, if at all, in order to establish a business relationship with a strategic customer;

•	specific economic conditions in the pay television and related industries; and

•	changing regulatory requirements.

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

We prepare our financial statements to conform to accounting principles generally accepted in the United States of America which are subject to interpretations by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, business combinations and employee share-based compensation, have recently been issued or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates, judgments and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of revenue and expenses during the reporting period. A change in the facts and circumstances surrounding those estimates, including the interpretation of the terms and conditions of our contractual obligations, could result in a change to our estimates and could impact our operating results.

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

On December 9, 2010, we declared a special one-time $.25 per share dividend to holders of record as of December 20, 2010. The dividend, which amounted to $6.2 million, was paid on December 30, 2010. Prior to that dividend, we had never declared or paid any cash dividends on our common stock, and we do not currently anticipate paying any additional cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operation, financial condition and other factors as the Board of Directors, in its discretion, deems relevant. Furthermore, at the time of any potential payment of a cash dividend we may subject to contractual restrictions on, or prohibitions against, the payment of dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own a building comprising approximately 36,000 square feet, including 23,000 square feet of office space and 13,000 square feet of warehouse space, located at 43455 Business Park Drive in Temecula, California. We lease approximately 19,000 square feet of commercial property located at 43445 Business Park Drive in Temecula, California. We lease approximately 21,000 square feet of commercial office space located at 6120 South Yale in Tulsa, Oklahoma. We lease approximately 33,000 square feet of warehouse space located at 1501 SW Expressway Drive in Broken Arrow, Oklahoma. We lease approximately 13,000 square feet of warehouse space located at 21303

Itasca Street in Chatsworth, California. We lease executive suite office space at 203 N. La Salle Street in Chicago, Illinois and at 130 W 42nd Street in New York, New York. The property located at 43445 Business Park Drive is currently used as our headquarters. The property located at 43455 Business Park Drive houses our broadcast facility. The property located at 6120 South Yale houses our Winnercomm production facility. The property located in Broken Arrow houses our SkyCam operation and the property located in Chatsworth houses our CableCam operation. The properties located in Chicago and New York are used as remote sales offices.

ITEM 3.	LEGAL PROCEEDINGS.

On April 7, 2009, SkyCam, LLC filed a complaint in the U.S. District Court, Central District of California against Actioncam, LLC and a former employee of Skycam, LLC, an Oklahoma limited liability company, now working at Actioncam, LLC seeking damages for unfair competition, false designation of origin, copyright infringement, misappropriation of trade secrets, breach of written contract, and unfair competition. This complaint seeks aggregate general damages in excess of $75,000 plus other indeterminable amounts plus fees and expenses. On May 18, 2009 this case transferred from the U.S. District Court, Central District of California to the U.S. District Court, Northern District of Oklahoma. On December 29, 2010, Actioncam, LLC filed a third-party complaint against SkyCam, Inc., SkyCam, LLC, Outdoor Channel Holdings, Inc. and Winnercomm, Inc. Actioncam, LLC’s third-party complaint seeks an undeterminable amount of treble damages for monopolization, attempted monopolization, and restraint of trade plus fees, costs and prejudgment interest. The need for responsive pleadings have been stayed by the court and are not due until sometime after the final disposition of the SkyCam, LLC v. Actioncam, LLC matter.

In connection with the above litigation, on December 29, 2010, Actioncam, LLC filed a counterclaim against SkyCam LLC and also filed a third-party complaint against Outdoor Channel Holdings, Inc. and Winnercomm, Inc. Actioncam, LLC’s counterclaim and third-party complaint seek an undeterminable amount of treble damages for monopolization, attempted monopolization, restraint of trade, and tortious interference with prospective economic advantage plus fees, costs and prejudgment interest. These suits have been stayed by the court and will not proceed until sometime after the final disposition of the suit referenced in the prior paragraph.

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

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The following table sets forth the high and low closing prices of our common stock as reported on The Nasdaq Global Market for the periods indicated.

	High	Low

2010
First Quarter	6.77	5.02
Second Quarter	7.14	4.48
Third Quarter	6.01	4.58
Fourth Quarter	7.17	5.20
2009
First Quarter	7.79	3.65
Second Quarter	7.72	5.51
Third Quarter	7.84	5.90
Fourth Quarter	7.25	5.50

As of December 31, 2010, there were approximately 678 holders of record of our common stock.

The information under the principal heading “Securities Authorized for Issuance under the Equity Compensation Plans” is included in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

DIVIDEND POLICY

On December 9, 2010, we declared a special $.25 per share dividend to holders of record as of December 20, 2010. The dividend, which amounted to $6.2 million, was paid on December 30, 2010. Prior to that dividend, we had never declared or paid any cash dividends on our common stock, and we do not currently anticipate paying any additional cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operation, financial condition and other factors as the board of directors, in its discretion, deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

On February 25, 2009, the Company announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. The stock repurchase program commenced March 3, 2009 and was completed on March 31, 2010. All repurchases under the plan were in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. A summary of the Company’s share repurchase activity is as follows:

			Total Number	Maximum
			of Shares	Approximate Dollar
			Purchased as	Value that May Yet
	Total Number		Part of Publicly	Be Used to Purchase
	of Shares	Average Price	Announced	Shares Under the
Period	Purchased	Paid per Share	Program	Program

March 3, 2009 through December 31, 2009	225,713	$5.79	225,713	$8,657,226
January 1, 2010 through March 31, 2010	62,418	$5.43	62,418	$8,316,078

Total	288,131	$5.61	288,131

PERFORMANCE GRAPH

The graph below shows the five-year cumulative total stockholder return assuming an investment of $100 and the reinvestment of dividends. The graph compares total stockholder returns of our common stock, of the Russell 2000 Index, Russell 3000 Index and of a Peer Group Index consisting of Crown Media Holdings, Inc. The graph assumes that $100 was invested in our stock on December 31, 2005 and that the same amount was invested in the Russell 2000 Index, Russell 3000 Index and the Peer Group Index. Historical results are not necessarily indicative of future performance. Our common stock is currently traded on The Nasdaq Global Market.

The stockholder return shown on the graph below is not necessarily indicative of future performance and the Company will not make or endorse any predictions as to future stockholder returns.

Outdoor Channel Holdings, Inc.
Performance Graph
Comparison of Cumulative Total Return*

*	Assumes $100 investment in Company’s common stock on December 31, 2005

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010, have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Advertising	$37,000	$34,325	$36,562	$29,149	$25,034
Subscriber fees	17,953	18,848	17,495	17,297	17,686
Production services	28,389	33,679	—	—	—

Total revenues	83,342	86,852	54,057	46,446	42,720
Income (loss) from operations	4,586	1,910	4,839	(3,441)	(13,598)
Income (loss) before income taxes	4,617	1,983	6,360	(161)	(11,153)
Income tax provision (benefit)	3,373	2,268	3,988	1,718	(3,876)

Net income (loss) from continuing operations	1,244	(285)	2,372	(1,879)	(7,277)
Income from discontinued operations, net of tax	—	—	—	1	289

Net income (loss)	$1,244	$(285)	$2,372	$(1,878)	$(6,988)

Earnings (loss) from continuing operations per common share:
Basic	$0.05	$(0.01)	$0.09	$(0.07)	$(0.30)

Diluted	$0.05	$(0.01)	$0.09	$(0.07)	$(0.30)

Earnings (loss) per common share:
Basic	$0.05	$(0.01)	$0.09	$(0.07)	$(0.28)

Diluted	$0.05	$(0.01)	$0.09	$(0.07)	$(0.28)

Weighted average number of common shares outstanding:
Basic	24,513	24,452	25,369	26,027	24,556

Diluted	25,634	24,452	26,086	26,027	24,556

	As of December 31,
	2010	2009	2008	2007	2006
		(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$32,578	$20,848	$60,257	$25,260	$14,226
Investments in auction-rate and available-for-sale securities:
Current	26,995	38,090	—	46,155	42,144
Non-current	5,075	5,775	6,456	—	—
Goodwill	43,160	43,160	43,160	43,160	43,816
Other assets	45,844	48,905	33,081	37,126	44,764
Total assets	153,652	156,778	142,954	151,701	144,950
Total liabilities	18,110	18,480	6,545	5,124	6,004
Stockholders’ equity	135,542	138,298	136,409	146,577	138,946

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview. The overview section provides a summary of our business.

•	Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2010 compared to the year ended December 31, 2009.

•	Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the year ended December 31, 2010 compared to the year ended December 31, 2009.

•	Consolidated and Segment Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated and by segment basis for the year ended December 31, 2009 compared to the year ended December 31, 2008.

•	Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2010 compared to the year ended December 31, 2009.

OVERVIEW

Outdoor Channel Holdings, Inc. is an entertainment and media company. We are organized into two operating segments, Outdoor Channel (or “TOC”) and Production Services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our two operating segments follows.

The Outdoor Channel

The Outdoor Channel is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. TOC revenues consist primarily of advertising fees, including those from advertisements aired on Outdoor Channel and fees paid by third- party programmers to purchase advertising time in connection with the airing of their programs on Outdoor Channel, and subscriber fees paid by cable and satellite service providers that air Outdoor Channel.

Our advertising revenue for TOC consists of advertising bought on our cable network and advertising revenue related to ads placed on our website, outdoorchannel.com. Advertising revenues are generally driven by audience delivery, which in turn are determined by our subscriber base and the ratings our programs achieve in those homes. A portion of TOC’s advertising contracts may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts at the time we enter into such contracts. We base our estimate of audience size on our Nielsen ratings from prior years. If after running the advertising we determine we did not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue, we then provide the advertiser with additional advertising time to reach the aggregate minimum audience that we guaranteed and then recognize such revenue at that time. Any estimated make-good accrual is adjusted throughout the terms of the advertising contracts. During 2010, TOC’s Nielsen reported male demographic ratings for our program offerings have declined from year-ago levels which have had an adverse impact on our ability to increase our reported advertising revenues for TOC. The continued growth of our advertising revenues will, to a certain extent, be dependent on the growth of our audience viewing and subscriber base, as well as the general health of the advertising marketplace.

For December 2010, Nielsen estimated that Outdoor Channel had 34.8 million subscriber homes compared to 34.1 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month, and for March 2011 Nielsen’s estimate was at 34.5 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this percentage difference to decrease as we grow our total subscriber base, and we have seen it decrease over the past year. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen may even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.

We are pursuing subscriber growth by utilizing various means including offering lower per-subscriber fees for broader distribution and payment of subscriber acquisition or launch support fees among other tactics. Such launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense as other direct costs. If we are unsuccessful with these subscriber growth tactics, our net subscriber fee revenue may decrease over the short-term future. Also, we often gain or lose subscribers when our distributors decide to realign their programming lineups and offerings.

While we are 100% programmed in high-definition format (“HD”), our HD signal is only carried on a subset of our overall subscriber base. We currently have approximately 8 million HD subscriber homes. We are continuing our efforts to increase the carriage of our HD signal as we deem this to be an important competitive feature.

We also continue to invest in programming and advertising and marketing expenses as we believe we need to invest in our programming brand given the increased viewing alternatives, including competitors with similar outdoor themed programming. We increased expenses in these areas in 2010 compared to 2009 and expect they will continue to increase in 2011.

We also have invested significant resources to build our outdoorchannel.com website which has seen the highest revenue gains of any component of our ad revenue and expect that we will continue to make investments in this area to support material revenue potential for our online operations.

Beginning in the second half of 2010 we were able to begin reducing certain selling, general and administrative costs, especially those related to our public company costs, such as our audit fees, our tax advisory and compliance fees and our Sox 404 compliance costs. We will continue to focus on areas to reduce SG&A expenses in 2011.

Production Services

Production Services is comprised of our wholly owned subsidiary, Winnercomm, Inc., which in turn wholly owns CableCam, LLC and SkyCam, LLC. These businesses are involved in the production, development and marketing of sports programming and aerial camera systems. Production Services revenues include revenue from sponsorship and advertising fees from company ad inventory, revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from website design, management, marketing and hosting fees.

Since our acquisition of Winnercomm and its aerial camera business in January 2009, we have been focused on eliminating low margin production business and returning the Production Services unit to profitability. We have reduced staff levels at our Production Services unit, primarily in our Tulsa production offices, on three different occasions, the most recent being in June 2010. In addition to focusing on higher margin production business, we expect our Production Services unit to increasingly be used in producing high quality programming for TOC. In 2010, for example, our Winnercomm unit of our Production Services segment generated 10% of its revenue from TOC programming and services as compared to 7% in 2009. We expect our intercompany revenue at Winnercomm to increase to above 20% in 2011. We continue to explore areas to reduce SG&A costs at our Winnercomm unit to improve its profitability.

At our aerial camera unit within the Production Services segment, a significant portion of our revenue comes from services rendered to national television networks for NFL and college football games. The NFL is currently in a contract negotiation with its players’ association and there is a chance that an agreement will not be reached and, accordingly, the 2011/2012 NFL season may be disrupted. If this happens, our aerial camera unit will experience a shortfall of revenues and profits in calendar 2011. College football would be unaffected by any NFL strike or lock-out.

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

Production Services revenue includes revenue from sponsorship and advertising fees from company ad inventory, revenue from production services for customer-owned telecasts, revenue from aerial camera services for customer-owned telecasts and revenue from website design, management, marketing and hosting fees. Advertising revenues are recognized when the advertisement is aired and the collectability of fees is reasonably assured. Revenue from production services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Costs incurred prior to completion and delivery are reflected as prepaid production costs in the accompanying consolidated balance sheets.

Advances of payments prior to completion and delivery are shown as deferred revenue in the accompanying consolidated balance sheets. Revenue from aerial camera services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Revenue from each event is based on an agreed upon contracted amount plus allowed expenses. Revenue from website design, management, marketing and hosting services is recognized upon the completion of services.

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

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and trade publications regarding the financial health of our larger customers and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial condition of any of our customers deteriorated or improved, whether due to customer specific or general economic conditions, we make appropriate adjustments to the allowance. All bad debt expense for the Company is included in selling, general and administrative expense.

Valuation of Goodwill

We currently have two reporting units, TOC and Production Services. The Production Services reporting unit consists of our Winnercomm, CableCam and SkyCam businesses which were acquired on January 12, 2009. All of the Company’s goodwill is attributed to our TOC reporting unit.

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

During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from the last day of its third quarter (September 30) to the first day of its fourth quarter (October 1). The Company selected this date to perform its annual goodwill impairment test because it believes the new date is preferable in these circumstances as it better aligns the timing of the impairment test with the Company’s long-range planning process, giving the Company more visibility. In addition, the October 1 test date is preferable because it allows additional time for management to plan and execute its review of the completeness and accuracy of the impairment testing process. The annual impairment analysis performed as of September 30, 2009 and 2008, respectively, did not indicate any impairment. In accordance with this change, the Company conducted its annual impairment test as of October 1, 2009. The annual impairment analysis performed as of September 30, 2009 did not indicate any impairment. The Company performed an annual impairment test as of October 1, 2009 and again at October 1, 2010 and neither test indicated any impairment.

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

Key assumptions used to determine the fair value of each reporting unit as of our annual assessment date were: (a) expected cash flow for the period from 2011 to 2015 plus a terminal year; (b) a discount rate of 13%, which is based on marketplace participant expectations; and (c) a debt-free net cash flow long-term growth rate of 4% which is based on expected levels of growth for nominal GDP and inflation.

As of October 1, 2010, if forecasted debt-free net cash flow growth had been 10% lower than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of October 1, 2010, if the discount rate applied in our analysis had been 10% higher than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of October 1, 2010, the Company would have been required to perform the second step of the implied fair value analysis had the projected cash flow growth rate been less than negative four percent. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in the impairment of goodwill.

Prepaid Programming Costs

We produce a portion of the programming we air on our channel in-house and amortize the related costs of production over the expected airings of the produced shows. At any given time, we have unamortized costs for programming that are carried on our balance sheet as “Prepaid programming costs.” These unamortized costs will be charged to programming expense when the related programs air and the related advertising revenue is recognized. At the time it is determined that a program will not likely air, we charge to programming expense any remaining unamortized costs recorded in prepaid programming costs.

Share-Based Compensation

We record stock compensation expense for equity based awards granted, including stock options, for which expense is recognized over the service period, based on the fair value of the award at the date of grant.

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under this guidance, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. This guidance became effective for us on January 1, 2010 and did not have an impact on the Company’s consolidated results of operations or financial position.

In September 2009, the FASB issued authoritative guidance that provides for a new methodology for establishing the fair value for a deliverable in a multiple-element arrangement. When vendor specific objective or third-party evidence for deliverables in a multiple-element arrangement cannot be determined, an enterprise is required to develop a best estimate of the selling price of separate deliverables and to allocate the arrangement consideration using the relative selling price method. This guidance will be effective for us on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance became effective for the Company on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for us on January 1, 2011, and did not have a material impact on the Company’s consolidated financial statements. The guidance pertaining to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2010, the FASB issued authoritative guidance that provides additional guidance on when to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under this guidance, an entity is required to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will be effective for us on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

CONSOLIDATED RESULTS OF OPERATIONS

Overview — On January 12, 2009 we acquired Winnercomm (see Note 3 of the consolidated financial statements) and began operating in two segments, TOC and Production Services. The consolidated statements of operations include the financial results of the Production Services segment from the date of acquisition. For additional information regarding business segments, refer to Note 13 — Segment Information of the consolidated financial statements.

Our consolidated results of operations are presented below for the years ended December 31, 2010 and 2009.

Comparison of Consolidated Operating Results for the Years Ended December 31, 2010 and December 31, 2009

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2010	2009	$	%	2010	2009

Revenues:
Advertising	$37,000	$34,325	$2,675	8%	44%	40%
Subscriber fees	17,953	18,848	(895)	(5)	22	22
Production services	28,389	33,679	(5,290)	(16)	34	39

Total revenues	83,342	86,852	(3,510)	(4)	100	100

Cost of services:
Programming	6,139	5,902	237	4	7	7
Satellite transmission fees	1,584	1,597	(13)	(1)	2	2
Production and operations	29,036	34,973	(5,937)	(17)	35	40
Other direct costs	447	563	(116)	(21)	1	1

Total cost of services	37,206	43,035	(5,829)	(14)	45	50

Other expenses:
Advertising	3,521	2,779	742	27	4	3
Selling, general and administrative	34,646	35,131	(485)	(1)	42	40
Depreciation and amortization	3,383	3,997	(614)	(15)	4	5

Total other expenses	41,550	41,907	(357)	(1)	50	48

Income from operations	4,586	1,910	2,676	140	6	2
Interest and other income, net	31	73	(42)	(58)	—	—

Income from operations before income taxes	4,617	1,983	2,634	133	6	2
Income tax provision	3,373	2,268	1,105	49	4	3

Net income (loss)	$1,244	$(285)	$1,529	(536)%	2%	—%

(percentages may not add due to rounding)

Revenues

Total revenues for 2010 were $83.3 million, a decrease of $3.5 million, or 4%, compared to revenues of $86.9 million for 2009. The decrease was due primarily to lower subscriber fee revenue and Production Services revenue, offset by increases in our advertising revenue, all as discussed further in our segment results of operations below.

Cost of Services

Total cost of services for 2010 was $37.2 million, a decrease of $5.8 million, or 14%, compared to $43.0 million for 2009. The decrease was primarily driven by lower production costs at our Production Services unit, net of increases in programming and operational expenses at our Outdoor Channel unit, as further discussed in the segment results of operations below.

Other Expenses

Advertising expenses for 2010 were $3.5 million, a 27% increase compared to $2.8 million for 2009. The increase was due to an increase in promotion support for new programming on TOC launched during 2010. It is likely that our advertising expenses will increase in future years compared to prior year levels due to our desire to more heavily promote and increase viewer awareness of our TOC programming.

Selling, general and administrative (“SG&A”) expenses for 2010 were $34.7 million, a 1% decrease compared to $35.1 million 2009. The decrease was primarily driven by reduced executive incentive compensation at TOC and reduced staffing at our Production Services unit, net of increased professional fees related to public company and corporate governance matters and increased legal costs associated with our ongoing litigation at our aerial camera business.

Depreciation and amortization expense for 2010 was $3.4 million, a 15% decrease compared to depreciation and amortization expense of $4.0 million for 2009. The decrease primarily relates to more assets having become fully depreciated partially offset by depreciation on assets acquired in the last year.

Income from Operations

Income from operations for 2010 was $4.6 million, an increase of $2.7 million, compared to $1.9 million for 2009. As discussed below in our segment results of operations, the increase in our income from operations for 2010 compared to the prior year period was driven primarily by an increase in advertising revenues, reduced SG&A at TOC and reduced operating losses at our Production Services unit, partially offset by decreases in subscriber fees due primarily to changes in our reserves for most-favored nation liabilities. As a percentage of revenues, our income from operations was 6% for 2010 compared to 2% for 2009 due primarily to aforementioned reasons and a lower proportion of our overall revenue being contributed by our lower margin Production Services unit.

Interest and Other Income, Net

Interest and other income, net for 2010 was $31,000, a decrease of $42,000, compared to $73,000 for 2009. The decrease was principally the result of lower interest rates on invested cash and investments.

Income from Operations Before Income Taxes

Resulting income from operations before income taxes for 2010 was $4.6 million, a 133% increase compared to income from operations before income taxes of $2.0 million for 2009.

Income Tax Provision

Income tax expense for 2010 was $3.4 million compared to $2.3 million for 2009. The income tax provision reflected in the accompanying consolidated statements of operations for 2010 and 2009 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m). The effective income tax rate was approximately 73% and 114% for 2010 and 2009, respectively. The reduction in the effective income tax rate was primarily attributed to the change in pre-tax earnings from continuing operations and the factors described above for 2010. Certain performance units that were granted to our Chief Executive Officer in 2006 expired unissued in October 2010, which resulted in a decrease of $1.2 million to our deferred tax assets and a corresponding increase to income tax expense.

Net Income (Loss)

Our resulting net income for 2010 was $1.2 million compared to a net loss of $285,000 for 2009.

SEGMENT RESULTS OF OPERATIONS

Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations below. Typical intersegment transactions include the purchase by our TOC segment of programs to air on Outdoor Channel and website design, management and maintenance services from our Production Services segment.

TOC

Comparison of Operating Results for the for the Years Ended December 31, 2010 and December 31, 2009

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

			Change
	2010	2009	$	%

Revenues:
Advertising	$37,000	$34,325	$2,675	8%
Subscriber fees	17,953	18,848	(895)	(5)

Total revenues	54,953	53,173	1,780	3

Cost of services:
Programming	6,722	6,248	474	8
Satellite transmission fees	1,584	1,597	(13)	(1)
Production and operations	6,875	6,072	803	13
Other direct costs	447	563	(116)	(21)

Total cost of services	15,628	14,480	1,148	8

Other expenses:
Advertising	3,491	2,785	706	25
Selling, general and administrative	26,223	27,370	(1,147)	(4)
Depreciation and amortization	1,652	2,058	(406)	(20)

Total other expenses	31,366	32,213	(847)	(3)

Income from operations	7,959	6,480	1,479	23
Interest and other income, net	121	171	(50)	(29)

Income from operations before income taxes	$8,080	$6,651	$1,429	21%

Revenues

Advertising revenue for 2010 was $37.0 million, an increase of $2.7 million, or 8%, compared to $34.3 million for 2009. The increase in advertising revenue for 2010 was due primarily to an increase in website, short-form and time-buy advertising, on higher website traffic, advertising pricing and stronger endemic advertising demand, partially offset by decreases in Nielsen reported viewership ratings and softer infomercial demand.

Subscriber fees for 2010 were $18.0 million, a decrease of $895,000, or 5%, compared to $18.9 million for 2009. The decrease in subscriber fees was primarily due to an increase in our estimated potential most-favored nation liabilities with certain of our distributors. It is possible that our subscriber fee revenue will be adversely affected by these accruals in 2011 until we resolve ongoing discussions with certain of our distributors.

Cost of Services

Programming expenses for 2010 were $6.7 million, an increase of $474,000, or 8%, compared to $6.2 million for 2009. This increase was due primarily to an increase in the cost of higher quality programs airing during 2010 as compared to the corresponding period in 2009.

Satellite transmission fees for both 2010 and 2009 were $1.6 million.

Production and operations costs for 2010 were $6.9 million, an increase of $803,000, or 13%, compared to $6.1 million for 2009. The increase in costs for 2010 were driven primarily by increased personnel and related compensation costs, increased marketing expense and increased broadband services costs as we continue to expand our online presence and improve our website.

Other direct costs for 2010 were $447,000, a decrease of $116,000, or 21%, compared to $563,000 for 2009. This decrease was due primarily to decreased closed captioning costs partially offset by an increase in subscriber acquisition fee amortization related to additional subscriber launches in the prior year. Our other direct costs may decrease over the foreseeable future due to the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.

Other Expenses

Advertising expenses for 2010 were $3.5 million, an increase of $706,000, or 25%, compared to $2.8 million for 2009. The increase in 2010 was primarily due to the supported 2010 airing of new programming with increased promotional expense and marketing costs.

SG&A expenses for 2010 were $26.2 million, a decrease of $1.1 million, or 4%, compared to $27.4 million for 2009. This decrease relates primarily to decreases in stock compensation and in compensation and related expenses associated with the expiration of the supplemental compensation plan of our CEO in 2009 of approximately $2.3 million and decreased accounting fees related to our annual audit and tax compliance of approximately $431,000 partially offset by increases in professional fees related to public company and corporate governance matters of approximately $430,000, severance and related compensation expense associated with the departure of our former chief financial officer of approximately $398,000, increased legal and consulting fees related to potential acquisition activity of approximately $490,000, an increase to our provision for doubtful accounts of approximately $333,000 and increased expenses related to marketing and promotional events held during the year of approximately $346,000 over the prior year amounts.

Depreciation and amortization for 2010 was $1.7 million, a decrease of $406,000, or 20%, compared to $2.1 million for 2009. The decrease in depreciation and amortization primarily relates to more assets becoming fully depreciated than depreciation on assets acquired in 2010.

Income from Operations

Income from operations for 2010 was $8.0 million, an increase of $1.5 million, compared to $6.5 million for 2009. As discussed above, the increase in our income from operations was driven primarily by increases in short-form and online advertising revenues and reductions in selling, general and administrative expenses.

Interest and Other Income, Net

Interest and other income, net for 2010 was $121,000, a decrease of $50,000, compared to $171,000 for 2009. The decrease was due primarily to lower interest rates on our cash equivalents and investments in available-for-sale securities.

Production Services

Comparison of Operating Results for the for the Years Ended December 31, 2010 and December 31, 2009

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

			Change
	2010	2009	$	%

Revenues:
Production services	$30,646	$35,644	$(4,998)	(14)%

Total revenues	30,646	35,644	(4,998)	(14)

Cost of services:
Production and operations	23,843	30,217	(6,374)	(21)

Total cost of services	23,843	30,217	(6,374)	(21)

Other expenses:
Advertising	30	54	(24)	(44)
Selling, general and administrative	8,423	7,761	662	9
Depreciation and amortization	1,731	1,939	(208)	(11)

Total other expenses	10,184	9,754	430	4

Loss from operations	(3,381)	(4,327)	946	(22)
Interest and other income, net	(90)	(98)	8	(8)

Loss from operations before income taxes	$(3,471)	$(4,425)	$954	(22)%

Revenues

Production services revenue for 2010 was $30.7 million, a decrease of $5.0 million, or 14%, as compared to $35.6 million for 2009. The decrease in 2010 as compared to the same period a year ago was due primarily to a reduction in the number of production contracts that were renewed in the current year period at Winnercomm, partially offset by an increase in events and related revenue from our aerial cameras operations.

Cost of Services

Production and operations costs for 2010 were $23.8 million, a decrease of $6.4 million, or 21%, compared to $30.2 million for 2009. The decrease in costs in 2010 relates primarily to decreased production costs at Winnercomm related to fewer production contracts being renewed in the current year.

Other Expenses

SG&A expenses for 2010 were $8.4 million, an increase of $662,000, or 9%, compared to $7.8 million for 2009. The increase in 2010 relates primarily to increased legal fees of approximately $988,000 related to ongoing litigation against one of our aerial camera operations competitors for unfair competition and copyright infringements and increases in our provision for doubtful accounts and research and development expenses associated with development of a 3-D camera of $202,000 partially offset by reduced rent expense of approximately $236,000 resulting from the reduction of leased office space in Tulsa and reduced consulting and other integration related fees of approximately $281,000 incurred in the prior year associated with the acquisition of Winnercomm.

Depreciation and amortization for the year ended December 31, 2010 were $1.7 million, a decrease of $208,000, or 11%, compared to $1.9 million for the year ended December 31, 2009. The decrease in depreciation and amortization for the year ended December 31, 2010 primarily relates to reduced amortization of leasehold improvements in the current year due to the reduction of leased office space in Tulsa and to certain intangible assets becoming fully amortized during the current year period.

Loss from Operations

Our resulting loss from operations for 2010 was $3.4 million, a decrease of $946,000 compared to a net loss from operations of $4.3 million for 2009.

CONSOLIDATED AND SEGMENT RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Years Ended December 31, 2009 and December 31, 2008

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2009	2008	$	%	2009	2008

Revenues:
Advertising	$34,325	$36,562	$(2,237)	(6)%	40%	68%
Subscriber fees	18,848	17,495	1,353	8	22	32
Production services	33,679	—	33,679	100	39	—

Total revenues	86,852	54,057	32,795	61	100	100

Cost of services:
Programming	5,902	6,903	(1,001)	(15)	7	13
Satellite transmission fees	1,597	1,971	(374)	(19)	2	4
Production and operations	34,973	5,892	29,081	494	40	11
Other direct costs	563	383	180	47	1	1

Total cost of services	43,035	15,149	27,886	184	50	28

Other expenses:
Advertising	2,779	3,317	(538)	(16)	3	6
Selling, general and administrative	35,131	28,305	6,826	24	40	52
Depreciation and amortization	3,997	2,447	1,550	63	5	5

Total other expenses	41,907	34,069	7,838	23	48	63

Income from operations	1,910	4,839	(2,929)	(61)	2	9
Interest and other income, net	73	1,521	(1,448)	(95)	—	3

Income from operations before income taxes	1,983	6,360	(4,377)	(69)	2	12
Income tax provision	2,268	3,988	(1,720)	(43)	3	7

Net income (loss)	$(285)	$2,372	$(2,657)	(112)%	—%	4%

(percentages may not add due to rounding)

Revenues

Total revenues for 2009 were $86.9 million, an increase of $32.8 million, or 61%, compared to revenues of $54.1 million for 2008. The net increase was primarily the result of our January 2009 acquisition of Winnercomm, CableCam and SkyCam, which comprise our Production Services unit.

Advertising revenue for 2009 was $34.3 million, a decrease of $2.2 million, or 6%, compared to $36.6 million for 2008. The decrease in advertising revenue for 2009 principally reflects lower unit rates and sell-out resulting from the severe national recession and the related impact on advertising demand.

Subscriber fees for 2009 were $18.9 million, an increase of $1.4 million, or 8%, compared to $17.5 million for 2008. The increase in subscriber fees was primarily due to increases in the subscriber fee rates charged to new and existing service providers carrying Outdoor Channel and by an increase in subscribers at several service providers.

Production services revenue, which relates solely to our Production Services unit, was $33.7 million for 2009. On a pro forma basis, production services revenue for 2008 was $47.0 million. The decrease in revenues for 2009 was due primarily to the non-renewal of several production contracts which expired prior to our acquisition of Winnercomm and revenue from several one-time 2008 production events which did not occur in 2009.

Cost of Services

Total cost of services for 2009 was $43.0 million, an increase of $27.9 million, or 184%, compared to $15.2 million for 2008. The significant increase in cost of services relates primarily to our January 2009 acquisition of our Production Services unit. As a percentage of revenues, total cost of services was 50% and 28% for 2009 and 2008, respectively. This increase primarily relates to the inclusion in 2009 of our Production Services unit which has a significantly higher cost of service to revenue business.

Programming expenses for 2009 were $5.9 million, a decrease of $1.0 million, or 15%, compared to $6.9 million for 2008. The decrease was primarily a result of lower expenses incurred with some programs being produced internally by the Production Services segment versus being produced by unaffiliated third parties and a higher proportion of shows being aired over four quarters (versus two quarters) for 2009 as compared to the corresponding period in 2008.

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

Satellite transmission fees for 2009 were $1.6 million, a decrease of $374,000, or 19%, compared to $2.0 million for 2008. The decrease in satellite transmission fees was primarily due to lower monthly fees associated with our new satellite agreement which became effective in June 2008.

Production and operations costs for 2009 were $35.0 million, an increase of $29.0 million, or 494%, compared to $5.9 million for 2008. The increase in costs for 2009 relates primarily to the inclusion of costs associated with our Production Services segment. Production and operations costs for 2009 from our TOC segment were $6.1 million, an increase of $180,000, or 3%, compared to $5.9 million for 2008. The increase in costs for our TOC segment relates primarily to increased professional fees of approximately $114,000 and increased compensation related expenses of approximately $257,000, partially offset by a decrease in production costs associated with an annual marketing event of approximately $102,000 and a decrease in signal receivers of approximately $129,000. Production and operation expenses for our Production Services segment primarily consist of costs directly associated with producing and providing services for customer-owned telecasts as well as website design and marketing. Production and operations costs for 2009 from our Production Services segment were $30.2 million, a decrease of $5.5 million, or 16%, as compared to $35.8 million for 2008, which was prior to our acquisition of Winnercomm. The decrease in costs for our Production Services segment was due primarily to production costs incurred on several one-time production events and contractual events during 2008 which did not occur in the corresponding current year period.

Other direct costs for 2009 were $563,000, an increase of $180,000, or 47%, compared to $383,000 for 2008. Our other direct costs may decrease over the foreseeable future due to the amortization of subscriber acquisition fees, also referred to as launch support fees, where the costs are in excess of the related subscriber revenue.

Other Expenses

Total other expenses for 2009 were $41.9 million, an increase of $7.8 million, or 23%, compared to $34.1 million for 2008. As a percentage of revenues, total other expenses were 48% and 63% for 2009 and 2008, respectively.

Advertising expenses for 2009 were $2.8 million, a decrease of $538,000, or 16%, compared to $3.3 million for 2008. The decrease for 2009 was primarily due to management’s decision to reduce overall spending on advertising materials, programs and campaigns.

Selling, general and administrative expenses for 2009 were $35.1 million, an increase of $6.8 million, or 24%, compared to $28.3 million for 2008. As a percentage of revenues, selling, general and administrative expenses were 40% and 52% in 2009 and 2008, respectively. The increase in selling, general and administrative expenses relates primarily to the inclusion of expenses of our Production Services segment. Selling, general and administrative expenses for 2009 from our TOC segment were $27.4 million, a decrease of $935,000, or 3%, compared to $28.3 million for 2008. The decrease in 2009 was primarily due to reduced legal and accounting fees of approximately $1.3 million associated with the elimination of duplicate audit and tax service providers incurred in connection with the transition of audit and tax service providers and reduced use of outside legal services compared to the corresponding period in 2008. In addition, expenses related to annual marketing events decreased approximately $1.2 million and our provision for doubtful accounts decreased approximately $312,000 as compared to the corresponding period of the prior year. These decreases were partially offset by revised compensation plans for our executives and increased executive bonus compensation related to the increases in subscribers and renewal of subscriber agreements which increased expenses by approximately $2.1 million during 2009 as compared to the same period in 2008.

Selling, general and administrative expenses related to our Production Services segment for 2009 were $7.8 million, a decrease of $5.9 million, or 43%, as compared to $13.6 million for 2008 which was prior to our acquisition of Winnercomm. The decrease was due primarily to reductions in personnel and related compensation expenses which were terminated and not included in our acquisition of Winnercomm.

Depreciation and amortization for 2009 were $4.0 million, an increase of $1.6 million, or 63%, compared to $2.4 million for 2008. The increase in depreciation and amortization primarily relates to increases in fixed and intangible assets from the acquisition of our Production Services segment.

Income from Operations

Income from operations for 2009 was $1.9 million, a decrease of $2.9 million, compared to $4.8 million for 2008. As discussed above, the decrease in our income from operations was driven by losses in our Production Services segment. This loss was partially offset by growth in our subscriber fees and reduced programming, satellite, production, advertising and selling, general and administrative expenses in our TOC segment.

Interest and Other Income, Net

Interest and other income, net for 2009 was $73,000, a decrease of $1.4 million, compared to $1.5 million for 2008. The decrease was primarily due to lower interest rates and lower average balances of cash and cash equivalents and investments in available-for-sale and auction-rate securities.

Income from Operations Before Income Taxes

Income from operations before income taxes as a percentage of revenues was 2% for 2009 compared to 12% for 2008. We generated income before income taxes for 2009 amounting to $2.0 million, a decrease of $4.4 million, compared to income of $6.4 million for 2008. The loss from operations from our Production Services segment for 2009 was $4.7 million.

Income Tax Provision

Income tax provision from operations for 2009 was $2.3 million, a decrease of $1.7 million, as compared to $4.0 million for 2008. The income tax provision reflected in the accompanying consolidated statements of operations for 2009 and 2008 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m). The effective income tax rate was approximately 114% and 63% for 2009 and 2008, respectively. The reduction in the effective income tax rate was primarily attributed to the change in pre-tax earnings from operations and the factors described above for 2009.

Net Income (Loss)

Our resulting net loss for 2009 was $285,000 compared to net income of $2.4 million for 2008.

Liquidity and Capital Resources

We generated $8.3 million of cash in our operating activities in 2010, compared to $8.0 million in 2009, and had cash and cash equivalents of $32.6 million at December 31, 2010, an increase of $11.7 million from $20.8 million at December 31, 2009. The increase in cash flows from operating activities in 2010 compared to the same period in 2009 was due primarily to decreases in operating expenses with our TOC segment and a decrease in our operating loss at our Production Services segment. Net working capital increased to $70.2 million at December 31, 2010, compared to $67.9 million at December 31, 2009 primarily due to the reasons stated above.

Net cash provided by investing activities was $10.8 million in 2010 compared to cash used of $45.4 million for 2009. The increase in cash provided by investing activities related principally to the proceeds from the net sale of short-term available-for-sale securities and a decrease in capital expenditures for fixed asset replacements. The cash used for 2009 related primarily to the net purchase of short-term available-for-sale securities, our acquisition of Winnercomm and capital expenditures for fixed asset replacements.

As of December 31, 2010, we held $5.1 million of auction-rate securities classified as long-term assets. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. Based on these models, we recorded an unrealized gain on our PPS of $92 in 2010. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $352, which is included in accumulated other comprehensive loss on our consolidated balance sheet as of December 31, 2010. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at December 31, 2010, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.

We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.

Cash used by financing activities was $7.3 million in 2010 compared to cash used of $2.0 million for 2009. The increase of $5.3 million in cash used by financing activities relates to a special one-time $6.2 million dividend ($.25 per share common share) paid in December 2010 and an increase in the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to the vesting of restricted shares, net of a $1.0 million reduction in the purchase of stock in connection with the stock repurchase plan.

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of December 31, 2010 and 2009, respectively) plus 0.25% or LIBOR (0.31% and 0.25% as of December 31, 2010 and 2009, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of December 31, 2010, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. As of December 31, 2010, we were in compliance with all the covenants of the Revolver.

On December 9, 2010, our Board of Directors declared a special one-time dividend of $.25 per share of common stock to be paid in cash on December 30, 2010 to shareholders of record at the close of business on December 20, 2010.

As of December 31, 2010, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources, including cash on-hand and anticipated cash flows from operations, will be sufficient to fund our operations at current levels and anticipated capital requirements through at least December 31, 2011. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

A summary of our contractual obligations as of December 31, 2010 is as follows (In thousands):

		Less than			After
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years

Operating lease obligations	$7,619	$2,001	$3,160	$2,283	$175
Purchase obligations	5,269	3,918	1,351	—	—
Employment agreements	3,601	1,847	1,754	—	—

Total	$16,489	$7,766	$6,265	$2,283	$175

Operating lease obligations principally relate to satellite lease commitments for delivery of our signal and office leases. Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotions, including magazine advertisements and radio show sponsorships, talent agreements, equipment or software maintenance, ratings and research services and other operating purchases. Other long-term liabilities represent our obligations to our Chief Executive Officer, Chief Operating Officer and General Counsel, Chief Financial Officer, Chief Accounting Officer and Chairman of Winnercomm under their employment agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2010 and 2009, our investment portfolio included fixed-income securities of $5,075,000 and $5,775,000, respectively. At December 31, 2010, all of our securities were auction-rate securities with long-term maturities. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of December 31, 2010 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would not have a material, immediate impact on our financial condition, operating results or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

* * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outdoor Channel Holdings, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Outdoor Channel Holding Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 10, 2011

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$32,578	$20,848
Investments in available-for-sale securities	26,995	38,090
Accounts receivable, net of allowance for doubtful accounts of $1,394 and $620	16,754	15,827
Income tax refund receivable	13	—
Deferred tax assets, net	2,944	2,434
Prepaid programming and production costs	5,228	6,111
Other current assets	2,805	1,871

Total current assets	87,317	85,181

Property, plant and equipment, net	12,315	14,286
Amortizable intangible assets, net	513	828
Goodwill	43,160	43,160
Investments in auction-rate securities	5,075	5,775
Deferred tax assets, net	1,774	2,489
Subscriber acquisition fees	2,963	4,371
Deposits and other assets	535	688

Totals	$153,652	$156,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,011	$15,079
Deferred revenue	516	1,469
Current portion of deferred obligations	54	165
Current portion of unfavorable lease	149	136
Income taxes payable	2,399	459

Total current liabilities	17,129	17,308
Deferred obligations	136	178
Unfavorable lease	845	994

Total liabilities	18,110	18,480

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,354 and 25,444 shares issued and outstanding	25	25
Additional paid-in capital	167,437	165,374
Accumulated other comprehensive loss	(352)	(444)
Accumulated deficit	(31,568)	(26,657)

Total stockholders’ equity	135,542	138,298

Totals	$153,652	$156,778

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share data)

Revenues:
Advertising	$37,000	$34,325	$36,562
Subscriber fees	17,953	18,848	17,495
Production services	28,389	33,679	—

Total revenues	83,342	86,852	54,057

Cost of services:
Programming	6,139	5,902	6,903
Satellite transmission fees	1,584	1,597	1,971
Production and operations	29,036	34,973	5,892
Other direct costs	447	563	383

Total cost of services	37,206	43,035	15,149

Other expenses:
Advertising	3,521	2,779	3,317
Selling, general and administrative	34,646	35,131	28,305
Depreciation and amortization	3,383	3,997	2,447

Total other expenses	41,550	41,907	34,069

Income from operations	4,586	1,910	4,839
Interest and other income, net	31	73	1,521

Income from operations before income taxes	4,617	1,983	6,360
Income tax provision	3,373	2,268	3,988

Net income (loss)	$1,244	$(285)	$2,372

Earnings (loss) per common share data:
Basic	$0.05	$(0.01)	$0.09

Diluted	$0.05	$(0.01)	$0.09

Weighted average number of common shares outstanding:
Basic	24,513	24,452	25,369

Diluted	25,634	24,452	26,086

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)

Balance, January 1, 2010	25,444	$25	$165,374	$(444)	$(26,657)	$138,298
Comprehensive Income:
Net income	—	—	—	—	1,244	1,244
Change in fair value of auction-rate securities	—	—	—	92	—	92

Total comprehensive income	—	—	—	—	—	1,336

Special one-time dividends paid in cash	—	—	—	—	(6,155)	(6,155)
Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	114	—	—	—	—	—
Share-based employee and service provider compensation expense	—	—	3,244	—	—	3,244
Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(142)	—	(840)	—	—	(840)
Purchase and retirement of treasury stock related to the stock repurchase program	(62)	—	(341)	—	—	(341)

Balance, December 31, 2010	25,354	$25	$167,437	$(352)	$(31,568)	$135,542

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)

Balance, January 1, 2009	25,246	$25	$163,300	$(327)	$(26,589)	$136,409
Comprehensive Income (Loss):
Net loss	—	—	—	—	(285)	(285)
Cumulative effect of adoption of ASC 320	—	—	—	(217)	217	—
Change in fair value of auction-rate securities	—	—	—	100	—	100

Total comprehensive loss	—	—	—	—	—	(185)

Issuance of restricted stock to employees and service providers for services to be rendered, net of forfeited shares	525	1	—	—	—	1
Share-based employee and service provider compensation expense	—	—	4,100	—	—	4,100
Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(101)	—	(659)	—	—	(659)
Purchase and retirement of treasury stock related to the stock repurchase program	(226)	(1)	(1,344)	—	—	(1,345)
Tax shortfalls from share-based payments	—	—	(23)	—	—	(23)

Balance, December 31, 2009	25,444	$25	$165,374	$(444)	$(26,657)	$138,298

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)

Balance, January 1, 2008	26,870	$27	$175,570	$(59)	$(28,961)	$146,577
Comprehensive Income:
Net income	—	—	—	—	2,372	2,372
Change in fair value of available-for-sale securities	—	—	—	(268)	—	(268)

Total comprehensive income	—	—	—	—	—	2,104

Common stock issued upon exercise of stock options	2	—	11	—	—	11
Issuance of restricted stock and performance shares to employees for services to be rendered, net of forfeited shares	408	—	—	—	—	—
Share-based employee and service provider compensation expense	—	—	3,605	—	—	3,605
Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(75)	—	(549)	—	—	(549)
Purchase and retirement of treasury stock related to the stock repurchase program	(1,959)	(2)	(14,998)	—	—	(15,000)
Tax shortfalls from share-based payments	—	—	(339)	—	—	(339)

Balance, December 31, 2008	25,246	$25	$163,300	$(327)	$(26,589)	$136,409

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

Operating activities:
Net income (loss)	$1,244	$(285)	$2,372
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,383	3,997	2,447
Amortization of subscriber acquisition fees	1,619	974	489
Loss on sale of equipment	133	74	36
Gain on sale of available-for-sale and auction-rate securities	(11)	(12)	(75)
Other-than-temporary impairment on auction-rate securities	—	—	336
Provision for doubtful accounts	1,062	524	709
Share-based employee and service provider compensation	3,244	4,100	3,605
Deferred tax provision, net	205	1,527	3,249
Changes in operating assets and liabilities:
Accounts receivable	(1,989)	(1,213)	(1,853)
Income tax refund receivable and payable, net	1,927	429	224
Prepaid programming costs	882	(555)	(475)
Other current assets	(934)	229	(158)
Deposits and other assets	109	(93)	(205)
Subscriber acquisition fees	(2,129)	(1,078)	—
Accounts payable and accrued expenses	777	(1,305)	1,663
Customer deposits	—	—	(14)
Deferred revenue	(953)	849	(56)
Deferred obligations	(152)	(19)	(50)
Unfavorable lease obligations	(136)	(121)	—

Net cash provided by operating activities	8,281	8,022	12,244

Investing activities:
Purchases of property, plant and equipment	(1,253)	(2,526)	(857)
Purchase of intangibles	—	—	(97)
Proceeds from sale of equipment	102	142	74
Cash paid to purchase assets of Winnercomm, net of cash acquired	—	(5,746)	—
Purchases of available-for-sale and auction-rate securities	(103,964)	(37,997)	(27,181)
Proceeds from sale of available-for-sale and auction-rate securities	115,900	700	66,352

Net cash provided by (used in) investing activities	10,785	(45,427)	38,291

Financing activities:
Proceeds from exercise of stock options	—	—	11
Purchase and retirement of stock related to stock repurchase program	(341)	(1,345)	(15,000)
Payment of dividends on common stock	(6,155)	—	—
Purchase of treasury stock	(840)	(659)	(549)

Net cash used in financing activities	(7,336)	(2,004)	(15,538)

Net increase (decrease) in cash and cash equivalents	11,730	(39,409)	34,997
Cash and cash equivalents, beginning of year	20,848	60,257	25,260

Cash and cash equivalents, end of year	$32,578	$20,848	$60,257

Supplemental disclosure of cash flow information:
Interest paid	$—	$1	$—

Income taxes paid	$1,230	$282	$514

Supplemental disclosures of non-cash investing and financing activities:
Issuance of restricted stock to employees for services rendered	$1,362	$4,259	$3,713

Effect of net increase (decrease) in fair value of auction-rate and available-for-sale securities	$92	$100	$(268)

Property, plant and equipment costs incurred but not paid	$35	$50	$17

Subscriber acquisition fees incurred but not paid	$186	$3,046	$—

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

On January 12, 2009, the Company entered into and completed an asset purchase agreement with Winnercomm, Inc., an Oklahoma corporation and wholly owned subsidiary of Winnercomm Holdings, Inc., a Delaware corporation, Cablecam, LLC, an Oklahoma limited liability company, and Skycam, LLC, an Oklahoma limited liability company (collectively, the “Sellers”), pursuant to which the Company purchased certain assets and assumed certain liabilities of the Sellers and formed Winnercomm, Inc., a Delaware corporation, CableCam, Inc., a Delaware corporation and SkyCam, Inc., a Delaware corporation. Outdoor Channel Holdings wholly owns Winnercomm, Inc., which in turn wholly owns CableCam, Inc. and SkyCam, Inc. (collectively referred to as “Winnercomm”). On January 1, 2011, CableCam and SkyCam were reorganized as limited liability companies. The Winnercomm businesses relate to the production, development and marketing of sports programming and aerial camera systems.

Our revenues are composed of advertising fees, subscriber fees and production services. Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel and subscriber fees paid by cable, telephone companies and satellite service providers that air Outdoor Channel. Production Services revenue includes revenue from advertising fees, revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from website design, management, marketing and hosting services.

Reclassifications

For the year ended December 31, 2009 we have reclassified $737 of production and operation costs to programming costs to conform to the 2010 presentation. In addition, certain other reclassifications have been made to the prior period financial statements to conform to the 2010 financial statement presentation.

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

Prepaid Programming Costs

We produce a portion of the programming we air on our channel in-house as opposed to acquiring the programming from third-party producers. The cost of production is expensed when the show airs. As such, we have incurred costs for programming that is yet to air. These costs are accumulated on the balance sheet as “Prepaid programming costs.” Costs of specific shows will be charged to programming expense based on anticipated airings, when the program airs and the related advertising revenue is recognized. We regularly review the recoverability of our prepaid programming costs and at the time it is determined that a program will not likely air, we charge to expense any remaining unamortized costs.

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

Buildings and improvements	10 - 39 years
Equipment	3 - 5 years
Furniture and fixtures	2 - 7 years
Vehicles	7 years
Leasehold improvements	0.5 - 10 years

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

Goodwill

We currently have two reporting units, TOC and Production Services. The Production Services reporting unit consists of our Winnercomm, CableCam and SkyCam businesses which were acquired on January 12, 2009. All of the Company’s goodwill is attributed to our TOC reporting unit.

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

During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from the last day of its third quarter (September 30) to the first day of its fourth quarter (October 1). The Company selected this date to perform its annual goodwill impairment test because it believes the new date is preferable in these circumstances as it better aligns the timing of the impairment test with the Company’s long-range planning process, giving the Company more visibility. In addition, the October 1 test date is preferable because it allows additional time for management to plan and execute its review of the completeness and accuracy of the impairment testing process. The annual impairment analysis performed as of September 30, 2009 and 2008, respectively, did not indicate any impairment. In accordance with this change, the Company conducted its annual impairment test as of October 1, 2009. The annual impairment analysis performed as of September 30, 2009 did not indicate any impairment. The Company performed an annual impairment test as of October 1, 2009 and again at October 1, 2010 and neither test indicated any impairment.

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

Key assumptions used to determine the fair value of each reporting unit as of our annual assessment date were: (a) expected cash flow for the period from 2011 to 2015 plus a terminal year; (b) a discount rate of 13%, which is based on marketplace participant expectations; and (c) a debt-free net cash flow long-term growth rate of 4% which is based on expected levels of growth for nominal GDP and inflation.

As of October 1, 2010, if forecasted debt-free net cash flow growth had been 10% lower than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of October 1, 2010, if the discount rate applied in our analysis had been 10% higher than estimated, sensitivity calculations indicate that goodwill attributed to TOC would not be impaired. As of October 1, 2010, the Company would have been required to perform the second step of the implied fair value analysis had the projected cash flow growth rate been less than negative four percent. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in the impairment of goodwill.

Advertising Expense

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

Similar to other broadcast and national television networks, we occasionally guarantee our advertisers a minimum audience for their advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts. Revenues recognized do not exceed the total of the cash payments received and cash received in excess of revenue earned is recorded as deferred revenue.

Production revenue includes revenue from sponsorship and advertising fees from company ad inventory, revenue from production services for customer-owned telecasts, revenue from aerial camera services for customer-owned telecasts and revenue from website design, management, marketing and hosting services. Advertising revenues are recognized when the advertisement is aired and the collectability of fees is reasonably assured.

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

Revenue from aerial camera services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Revenue from each event is based on an agreed-upon contracted amount plus allowed expenses.

Revenue from website design, management, marketing and hosting services is recognized upon the completion of services. Commission revenue from the marketing of program advertising, and commercial air time is recognized when the advertising or commercial air time occurs. In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Certain transactions are recorded on a gross or net basis depending on whether we are acting as the principal in a transaction or acting as an agent in the transaction. We serve as the principal in transactions in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis. For those transactions in which we do not have substantial risks and rewards of ownership, we are considered an agent in the transaction and, accordingly, record revenue on a net basis. We record revenue when our commission is earned.

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and trade publications regarding the financial health of our larger customers and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial condition of any of our customers deteriorated or improved, whether due to customer specific or general economic conditions, we make appropriate adjustments to the allowance. We include bad debt expense in our SG&A expense.

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the years ended December 31:

	2010	2009	2008

Weighted average shares used to calculate basic earnings (loss) per share	24,513	24,452	25,369
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options, performance units, unvested restricted stock and stock units	1,121	—	717

Weighted average shares used to calculate diluted earnings (loss) per share	25,634	24,452	26,086

For the years ended December 31, 2010, 2009 and 2008, weighted average outstanding options and performance units to purchase 1,277, 1,498 and 1,993 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.

Share-Based Compensation

We record stock compensation expense for equity-based awards granted, including stock options, on a straight-line basis over the service period based on the fair value of the award at the date of grant.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

(b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under this guidance, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. This guidance became effective for us on January 1, 2010 and did not have an impact on the Company’s consolidated results of operations or financial position.

In September 2009, the FASB issued authoritative guidance that provides for a new methodology for establishing the fair value for a deliverable in a multiple-element arrangement. When vendor specific objective or third-party evidence for deliverables in a multiple-element arrangement cannot be determined, an enterprise is required to develop a best estimate of the selling price of separate deliverables and to allocate the arrangement consideration using the relative selling price method. This guidance will be effective for us on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance became effective for the Company on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for us on January 1, 2011, and did not have a material impact on the Company’s consolidated financial statements. The guidance pertaining to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2010, the FASB issued authoritative guidance that provides additional guidance on when to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under this guidance, an entity is required to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will be effective for us on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Note 3 —	Acquisition

On January 12, 2009, we completed an asset purchase agreement and formed the Winnercomm entities as noted above. We have included the financial results of Winnercomm in our consolidated results from the acquisition date. The total cash purchase price was $5,944 plus the assumption of certain liabilities.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Winnercomm as though the companies were combined as of the beginning of fiscal 2009. The pro forma financial information also includes the business combination accounting effects resulting from the acquisition including amortization charges from acquired intangible assets.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The pro forma consolidated financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009.

Year Ended
December 31, 2009

Total revenues	$87,800
Net loss	$(1,004)
Basic loss per share	$(0.04)
Diluted loss per share	$(0.04)

Note 4 —	Subscriber Acquisition Fees

Subscriber acquisition fees as of December 31, 2010 and 2009 are comprised of the following:

	2010	2009

Subscriber acquisition fees, at cost	$6,780	$6,569
Accumulated amortization	(3,817)	(2,198)

Subscriber acquisition fees, net	$2,963	$4,371

Of the net balance at December 31, 2010, we expect $2,648 will be recognized as a reduction of subscriber fee revenue and $315 will be recognized as subscriber acquisition fee amortization expense in future periods. For the years ended December 31, 2010, 2009 and 2008, $1,192, $439 and $118 was charged against revenue and $427, $537 and $371 was charged to expense, respectively. We expect to amortize the net balance as of December 31, 2010 as follows:

Years Ending December 31,	Amount

2011	$1,502
2012	1,040
2013	421
2014	—

Total amortization	$2,963

For the years ended December 31, 2010 and 2009, we made cash payments of $2,129 and $1,078, respectively, relating to current subscriber acquisition fee obligations.

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at December 31, 2010:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents(1)	$32,578	$32,578	$—	$—
Investments in available-for-sale securities(2)	26,995	26,995	—	—
Non-current investments in auction-rate securities(3)	5,075	—	—	5,075

Total	$64,648	$59,573	$—	$5,075

(1)	Cash and cash equivalents consist primarily of treasury bills and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of treasury bills with original maturity dates in excess of three months, for which we determine fair value through quoted market prices.

(3)	Investments in auction-rate securities consist of one auction-rate municipal security and one closed-end perpetual preferred auction-rate security (“PPS”). We use a discounted cash flow analysis to more accurately measure possible liquidity discounts.

As of December 31, 2010, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded an unrealized gain on our PPS of $92 in 2010. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $352, which is included in accumulated other comprehensive loss on our consolidated balance sheet as of December 31, 2010. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $32,578 and our expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. We are not certain how long we may be required to hold each

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

security. However, given our current cash and cash equivalent position, short-term investments in available-for-sale securities, and cash flow from operations, we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.

All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2010 were auction-rate securities. The one closed-end perpetual preferred auction-rate security totaling $2,855 had an interest rate of 1.51% and an auction reset of 28 days. The municipal security totaling $2,220 had an interest rate of 0.789%, an auction reset of 28 days and a maturity date of December 1, 2045. As of December 31, 2010 the next auction reset date for both securities was January 18, 2011. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009

Auction-Rate Securities:
Balance at beginning of period	$5,775	$6,456
Redeemed	(803)	(793)
Realized gain on redemption	11	12
Unrealized gain included in accumulated other comprehensive loss	92	100

Balance as of December 31, 2010	$5,075	$5,775

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills and money market accounts to be interest income. Yields we recognize from our investments in equity securities we consider to be dividend income. Both are recorded in interest and other income, net as follows:

	Year Ended December 31,
	2010	2009	2008

Interest income	$116	$166	$1,750
Interest expense	(96)	(105)	—
Dividend income	—	—	32
Loss on sale of equity securities	—	—	(44)
Gain on redemption of auction-rate securities	11	12	119
Other-than-temporary impairment on auction-rate securities	—	—	(336)

Total interest and other income, net	$31	$73	$1,521

Note 6 —	Comprehensive Income (Loss)

The following table provides the composition of other comprehensive income (loss) as of December 31:

	2010	2009	2008

Net income (loss), as reported	$1,244	$(285)	$2,372
Change in fair value of auction-rate and available-for-sale securities	92	100	(268)

Comprehensive income (loss)	$1,336	$(185)	$2,104

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Note 7 —	Property, Plant and Equipment

Property, plant and equipment at December 31, 2010 and 2009 consist of the following:

	2010	2009

Land	$726	$618
Buildings and improvements	6,939	7,119
Equipment	15,163	14,547
Furniture and fixtures	779	954
Vehicles	114	168
Leasehold improvements	961	1,493

	24,682	24,899
Less accumulated depreciation	(12,367)	(10,613)

Totals	$12,315	$14,286

For the years ended December 31, 2010, 2009 and 2008, we recognized depreciation expense related to these assets of $3,025, $3,572 and $2,179, respectively.

Note 8 —	Goodwill and Intangible Assets

The Company had goodwill of approximately $43,160 as of December 31, 2010 and 2009, respectively.

Intangible assets that are subject to amortization consist of the following as of December 31:

	2010
		Accumulated
	Gross	Amortization	Net

Trademark	$219	$203	$16
Internet domain names	98	98	—
Customer relationships	2,952	2,503	449
Patents	80	32	48
Programming library	50	50	—

Total intangible assets	$3,399	$2,886	$513

	2009
		Accumulated
	Gross	Amortization	Net

Trademark	$219	$189	$30
Internet domain names	98	49	49
Customer relationships	2,952	2,269	683
Patents	80	16	64
Programming library	50	48	2

Total intangible assets	$3,399	$2,571	$828

As of December 31, 2010, the weighted average remaining amortization period for the above intangibles is 3.0 years. Based on our most recent analysis, we believe that no impairment exists at December 31, 2010 with

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

respect to our goodwill and intangible assets. For the years ended December 31, 2010, 2009 and 2008, we recognized amortization expense related to these assets of $315, $327 and $268, respectively.

Estimated future amortization expense related to intangible assets at December 31, 2010 is as follows:

Years Ending December 31,	Amount

2011	$180
2012	167
2013	162
2014 and thereafter	4

Total	$513

Note 9 —	Lines of Credit

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of December 31, 2010 and 2009, respectively) plus 0.25% or LIBOR (0.31% and 0.25% as of December 31, 2010 and 2009, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of December 31, 2010, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC.

Note 10 —	Commitments and Contingencies

From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

A summary of our contractual obligations as of December 31, 2010 is as follows:

		Less than			After
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years

Operating lease obligations	$7,619	$2,001	$3,160	$2,283	$175
Purchase obligations	5,269	3,918	1,351	—	—
Employment agreements	3,601	1,847	1,754	—	—

Total	$16,489	$7,766	$6,265	$2,283	$175

Operating lease obligations principally relate to satellite lease commitments for delivery of our signal and office leases. Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotions, including magazine advertisements and radio show sponsorships, talent agreements, equipment or software maintenance, ratings and research services and other operating purchases. Other long-term liabilities represent our obligations to our Chief Executive Officer, Chief Operating Officer and General Counsel, Chief Financial Officer, Chief Accounting Officer and Chairman of Winnercomm under their employment agreements.

On April 7, 2009, SkyCam, LLC filed a complaint in the U.S. District Court, Central District of California against Actioncam, LLC and a former employee of Skycam, LLC, an Oklahoma limited liability company, now working at Actioncam, LLC seeking damages for unfair competition, false designation of origin, copyright infringement, misappropriation of trade secrets, breach of written contract, and unfair competition. This complaint

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

seeks aggregate general damages in excess of $75 plus other indeterminable amounts plus fees and expenses. On May 18, 2009 this case transferred from the U.S. District Court, Central District of California to the U.S. District Court, Northern District of Oklahoma. On December 29, 2010, Actioncam, LLC filed a third-party complaint against SkyCam, Inc., SkyCam, LLC, Outdoor Channel Holdings, Inc. and Winnercomm, Inc. Actioncam, LLC’s third-party complaint seeks an undeterminable amount of treble damages for monopolization, attempted monopolization, and restraint of trade plus fees, costs and prejudgment interest. The need for responsive pleadings have been stayed by the court and are not due until sometime after the final disposition of the SkyCam, LLC v. Actioncam, LLC matter.

In connection with the above litigation, on December 29, 2010, Actioncam, LLC filed a counterclaim against SkyCam LLC and also filed a third-party complaint against Outdoor Channel Holdings, Inc. and Winnercomm, Inc. Actioncam, LLC’s counterclaim and third-party complaint seek an undeterminable amount of treble damages for monopolization, attempted monopolization, restraint of trade, and tortious interference with prospective economic advantage plus fees, costs and prejudgment interest. These suits have been stayed by the court and will not proceed until sometime after the final disposition of the suit referenced in the prior paragraph.

Operating Leases

We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2016. Generally, the most significant leases are satellite leases.

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement had a five-year term and expired on December 31, 2010. In January 2011 we entered into a six-month lease with Musk Ox Properties, LP. Monthly rental payments under the new lease, which expires on June 30, 2011, are approximately $19.

We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement are $43.

Our Winnercomm facility lease agreement expires in June 2011. Monthly rent payments under this lease agreement are $34.

Our CableCam facility lease agreement expires in October 2011. Monthly rent payments under this lease agreement are $11.

Rent expense, including rent paid to Musk Ox Properties, LP, Case and Associate Properties, Inc., our Winnercomm and CableCam facilities and satellite and transponder expense, aggregated approximately $3,142, $3,730 and $2,413 in the years ended December 31, 2010, 2009 and 2008, respectively.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Total rental commitments under the operating lease agreements described above for years ending subsequent to December 31, 2010 are as follows:

Years Ending December 31,	Amount

2011	$2,001
2012	1,697
2013	1,463
2014	1,438
2015 and thereafter	1,020

Total	$7,619

Note 11 —	Income Taxes

The components of the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Current:
Federal	$2,601	$538	$225
State	567	202	541

Total current	3,168	740	766

Deferred:
Federal	210	1,196	3,239
State	(5)	332	(17)

Total deferred	205	1,528	3,222

Totals	$3,373	$2,268	$3,988

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 were related to the following:

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$904	$754
Share-based compensation	3,348	4,547
Deferred revenues	82	94
Other accrued liabilities	1,024	408
Intangible assets	237	138
Allowance for doubtful accounts	497	218
Programming costs	349	346
Capital loss carryover	425	456
Other	161	71

Subtotal	7,027	7,032
Less: Valuation allowance	(748)	(637)

	$6,279	$6,395

Deferred tax liabilities:
Property, plant and equipment	(1,202)	(1,115)
State taxes	(359)	(357)

	(1,561)	(1,472)

Deferred tax assets, net	$4,718	$4,923

As of December 31, 2010, we have an aggregate State net operating loss carryforward of approximately $20,599. Expiration of these State carryforwards will commence in 2014. We utilized the remaining net operating loss carryforward for U.S. Federal purposes during 2009. We have a capital loss carryforward of $969 as of December 31, 2010 of which the majority resulted from the sale of a unit discontinued in 2007. As we do not believe it is more likely than not to realize a benefit for the capital loss, a valuation allowance has been established against the entire capital loss carryforward. In certain state taxing jurisdictions, we do not believe it is more likely than not to realize a benefit for the net deferred tax assets relating to the Winnercomm, SkyCam and CableCam businesses and have established a valuation allowance against such state assets.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The provision (benefit) for income taxes from continuing operations reflected in the accompanying consolidated statements of operations is different than that computed based on the applicable statutory Federal income tax rate of 34% in 2010, 2009 and 2008 as shown below:

	2010	2009	2008

Federal income tax provision at statutory income tax rate	$1,569	$674	$2,162
State taxes, net of federal benefit	405	160	346
Non-deductible expense	52	46	41
Share-based compensation	1,319	568	925
Officer compensation	101	647	418
Valuation allowance	(5)	(5)	89
State rate adjustment	(34)	193	—
Other	(34)	(15)	7

Income tax provision	$3,373	$2,268	$3,988

Gross unrecognized tax benefits as of December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Gross unrecognized tax benefits as of January 1,	$843	$1,309	$1,309
Increases in tax positions for prior years	—	—	—
Decreases in tax positions for prior years	—	(466)	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—

Gross unrecognized tax benefits as of December 31,	$843	$843	$1,309

All of the unrecognized tax benefits at December 31, 2010 would affect the effective tax rate if recognized, offset by approximately $287 related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in the United States and various state and local tax jurisdictions. We are no longer subject to U.S. Federal examinations for years prior to 2007, and with few exceptions, we are no longer subject to state and local tax examinations for years prior to 2006.

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

Our Board of Directors has discretion to allow our employees and Directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the years ended December 31, 2010 and 2009, approximately 142,000 and 101,000 shares were repurchased with a market value of approximately $840 and $659, respectively.

2004 Long-Term Incentive Plan (“LTIP Plan”).  During 2005 through December 31, 2010, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees, service providers and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment to the extent unvested. These awards generally vest annually over three to five years, however, some awards vest monthly or quarterly. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to shares equal to the current value of the units and, provided the holder has not elected to defer settlement, will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of December 31, 2010, options to purchase 385,000 shares of common stock, 814,316 restricted shares, 100,500 RSUs and 400,000 performance unit shares were outstanding. There were 1,120,611 shares of common stock available for future grant as of December 31, 2010.

Non-Employee Director Stock Option Plan (“NEDSOP”).  Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of December 31, 2010, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following tables summarize share-based compensation expense for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008

Nature of Award:
Restricted stock	$2,808	$3,681	$3,004
RSUs	361	—	—
Options	35	419	601
Performance vesting	40	—	—

Total share-based compensation expense	$3,244	$4,100	$3,605

	December 31,
	2010	2009	2008

Classification of Compensation Expense:
Cost of services:
Production and operations	$216	$270	$440
Other expenses:
Selling, general and administrative	3,028	3,830	3,165

Total share-based compensation expense	$3,244	$4,100	$3,605

During the three months ended March 31, 2008, one employee transitioned to being an independent service provider. As of the transition date, the fair value of the stock options granted to this employee was estimated to be $0.12 per share. No options were issued and no employees transitioned to independent service provider status during the years ended December 31, 2010 or 2009.

Issuances of Common Stock by the Company

During the years ended December 31, 2010, 2009 and 2008, we received cash from the exercise of options as follows:

	2010	2009	2008

Number of options exercised	—	—	2
Cash proceeds	$—	$—	$11
Tax benefit from options exercised	$—	$—	$2

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Stock Options

A summary of the status of the options granted under the Company’s stock option plans and outside of those plans as of December 31, 2010 and the changes in options outstanding are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
	(In thousands)			(In thousands)

Outstanding at January 1, 2008	1,442	$12.48
Granted	—	—
Exercised	(2)	6.14
Forfeited	(23)	12.11
Expired	(587)	11.92

Outstanding at December 31, 2008	830	12.90
Granted	—	—
Exercised	—	—
Forfeited	(3)	12.58
Expired	(177)	14.09

Outstanding at December 31, 2009	650	12.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(15)	14.95

Outstanding at December 31, 2010	635	$12.52	1.58	$—

Vested and expected to vest at December 31, 2010	635	$12.52	1.58	$—

Exercisable at December 31, 2010	635	$12.52	1.58	$—

Additional information regarding options outstanding for all plans as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(In thousands)			(In thousands)

$10.19 - $10.19	10	0.25	$10.19	10	$10.19
$12.10 - $12.10	300	0.79	12.10	300	12.10
$12.50 - $12.50	125	2.96	12.50	125	12.50
$12.58 - $12.58	25	0.42	12.58	25	12.58
$12.80 - $12.80	125	3.04	12.80	125	12.80
$14.86 - $14.86	50	0.05	14.86	50	14.86

Total	635	1.58	$12.52	635	$12.52

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

There were no options granted during the years ended December 31, 2010, 2009 and 2008. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0, $0 and $2, respectively.

Restricted Stock

A summary of the status of Outdoor Channel Holdings’ nonvested restricted shares as of December 31, 2010 and the changes in restricted shares outstanding are summarized as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Nonvested at January 1, 2008	697	$10.25
Granted	504	7.37
Vested	(256)	10.62
Forfeited	(96)	9.96

Nonvested at December 31, 2008	849	8.46
Granted	611	6.97
Vested	(375)	8.89
Forfeited	(36)	7.96

Nonvested at December 31, 2009	1,049	7.46
Granted	260	5.20
Vested	(448)	7.61
Forfeited	(148)	6.87

Nonvested at December 31, 2010	713	$6.65

During the years ended December 31, 2010, 2009 and 2008, we issued 260,000, 611,000 and 504,000 shares, respectively, of restricted stock to employees while 148,000, 36,000 and 96,000 shares of restricted stock, respectively, were canceled due to employee turnover. As of December 31, 2010, 8,000 shares of the total restricted stock issued during the year were performance vesting shares. The performance goal associated with these shares is the achievement of certain annual financial operating targets.

Restricted Stock Units

A summary of the status of our RSUs as of December 31, 2010 and the changes in RSUs outstanding during the year then ended is as follows:

Weighted
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value
(In thousands)

RSUs outstanding at beginning of period	—	$—
Granted	101	5.97
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2010	101	$5.97

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

During 2010, we granted a total of 100,500 RSUs subject to time-based vesting to our six non-executive Board of Directors. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the one year vesting period.

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of December 31, 2010 are as follows:

	As of December 31, 2010
		Weighted
		Average
		Remaining
	Expense	Requisite
	Yet to be	Service
	Recognized	Periods

Restricted stock	$3,182	2.0 years
RSUs	238	0.4 year

Total	$3,420	1.9 years

Additional Required Disclosures Related to Employee Performance Units

In 2006, we granted performance based units to our CEO in two separate instances. The performance criteria for both grants was the achievement of certain price levels of our common stock. The fair value of each performance unit granted by us in 2006 (none were granted in prior years) was estimated on the date of grant using a Monte Carlo model assuming equity returns, continuously compounded, following a normal distribution pricing model with the following assumptions and determinations:

	First Award	Second Award

Risk-free interest rate	4.8%	4.8%
Dividend yield	0.0%	0.0%
Closing per share price on grant date	$12.10	$12.10
Expected volatility	54.0%	72.9%
Estimated service period	7.2 months	13.3 months
Fair value of one common share	$11.29	$11.19

Expected volatilities are based on historical volatility of our stock. The risk-free rate is based on a U.S. government bond benchmark with a maturity date corresponding to the performance unit’s life. The first award expired in October 2010 and no stock was issued pursuant to that award as the performance goals were not met. The second award will expire in October 2011.

Dividends

On December 9, 2010, our Board of Directors declared a special one-time dividend of $.25 per share of common stock to be paid in cash on December 30, 2010 to shareholders of record at the close of business on December 20, 2010.

Note 13 —	Segment Information

We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Following the acquisition of Winnercomm in January 2009, we have two reporting segments,

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

TOC and Production Services. During 2008, we operated in a single segment. TOC is a separate business activity that broadcasts television programming on the Outdoor Channel twenty-four hours a day, seven days a week. TOC generates revenue primarily from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports and outdoor related programming and aerial camera systems services. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from website design, management, marketing and hosting services. Intersegment revenues were generated by Production Services of approximately $2,257, $1,965 and $0, respectively, for the years ended December 31, 2010, 2009 and 2008, and intersegment cost of services were generated by Production Services of approximately $2,265, $1,662 and $0, respectively, for the years ended December 31, 2010, 2009 and 2008.

Information with respect to these reportable segments as of and for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended
	December 31,
Revenues	2010	2009

TOC	$54,953	$53,173
Production Services	30,646	35,644
Eliminations	(2,257)	(1,965)

Total revenues	$83,342	$86,852

	Year Ended
	December 31,
Income (Loss) Before Income Taxes	2010	2009

TOC*	$8,080	$6,651
Production Services*	(3,471)	(4,425)
Eliminations	8	(243)

Total income before income taxes	$4,617	$1,983

	As of
	December 31,
Total Assets	2010	2009

TOC	$87,783	$88,015
Production Services	6,833	11,379
Corporate assets*	59,270	57,627
Eliminations	(234)	(243)

Total assets	$153,652	$156,778

	Year Ended
	December 31,
Depreciation and Amortization	2010	2009

TOC	$1,652	$2,058
Production Services	1,731	1,939

Total	$3,383	$3,997

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with either TOC or Production Services. We allocate a portion of these expenses to our Production Services segment, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.

Note 14 —	Related Party Transactions

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement had a five-year term and expired on December 31, 2010. In January 2011 we entered into a six-month lease with Musk Ox Properties, LP. Monthly rent payments for the new lease, which will expire on June 30, 2011, will be approximately $19. We paid Musk Ox Properties, LP approximately $210, $223 and $216 in the years ended December 31, 2010, 2009 and 2008, respectively. We recognized rent expense related to this lease of $213 for each of the years ended December 31, 2010, 2009 and 2008, respectively.

We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc. approximately $506 and $467 in the years ended December 31, 2010 and 2009, respectively. We recognized rent expense related to this lease of $283 and $273 in the years ended December 31, 2010 and 2009, respectively.

In October 2010 we engaged WATV, LLC to produce one off-road motorsport series for a total contract value of $390. Roger L. Werner, Chief Executive Officer, is a partner in WATV. During 2010, we paid WATV $156 related to the production of this series.

Note 15 —	Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, available-for-sale securities, and accounts receivable. We reduce credit risk by placing our temporary cash investments with major financial institutions with high credit ratings. At December 31, 2010, we had cash and cash equivalents of approximately $4,593 with major financial institutions and approximately $27,089 in treasury bills and money market funds in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

We reduce credit risk related to accounts receivable by routinely assessing the financial strength of our customers. We maintain an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses. As of December 31, 2010, we had no single customer that accounted for 10% or more of our accounts receivable balance.

Changes in our allowance for doubtful accounts were as follows:

	Balance at	Additions		Balance at
	Beginning	Charged		End of
	of Year	to Expense	Deductions	Year

Year ended December 31, 2010	$620	$1,062	$(288)	$1,394
Year ended December 31, 2009	891	524	(795)	620
Year ended December 31, 2008	240	709	(58)	891

Note 16 —	401(k) Savings Plan

We maintain a 401(k) Plan (the “401(k) Plan”) which includes a discretionary match provision. We make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

participating employee up to statutory maximums. Employees in our Production Services segment began participating and contributing to the 401(k) Plan in the first quarter of 2009. During 2010, 2009 and 2008, we incurred total charges of approximately $464, $342 and $145 for employer matching contributions, respectively.

Note 17 —	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Trade accounts payable	$3,137	$4,849
Accrued payroll and related expenses	3,554	4,743
Estimated make-good accrual	1,587	281
Estimated most-favored nation accrual	1,750	260
Accrued launch support commitment	185	3,046
Accrued expenses	3,798	1,900

Total	$14,011	$15,079

Note 18 —	Quarterly Financial Information (Unaudited)

Summarized unaudited operating data for each of the quarters in the years ended December 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

2010
Revenue	$17,821	$16,829	$22,899	$25,793
Income (loss) from operations	(2,679)	(1,656)	4,546	4,375
Net income (loss)	(1,513)	(1,156)	2,440	1,473
Earnings (loss) per common share:
Basic	$(0.06)	$(0.05)	$0.10	$0.06
Diluted	$(0.06)	$(0.05)	$0.10	$0.06

	Three Months Ended
	March 31	June 30	September 30	December 31

2009
Revenue	$16,976	$19,213	$23,630	$27,033
Income (loss) from operations	(2,335)	(1,272)	2,028	3,489
Net income (loss)	(1,314)	(937)	1,401	565
Earnings (loss) per common share:
Basic	$(0.05)	$(0.04)	$0.06	$0.02
Diluted	$(0.05)	$(0.04)	$0.05	$0.02

Note 19 —	Subsequent Events

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements included in this Form 10-K and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2010, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited Outdoor Channel Holdings, Inc’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Outdoor Channel Holding, Inc’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Outdoor Channel Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Outdoor Channel Holdings, Inc. and subsidiaries and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 10, 2011

ITEM 9B.	OTHER INFORMATION.

On March 7, 2011, our Compensation Committee of the Board of Directors met to review and assess the attainment of the previously established objectives for Messrs. Werner, Hornish, Allen, Langston and Wilburn for the payment of cash bonuses in connection with the Company’s 2010 overall performance and the individual performance of such executives in 2010. After reviewing all relevant information, the Compensation Committee determined that the respective objectives for each executive had been met or exceeded in some instances, but not fully attained, or at all, in others. In addition to the cash bonuses as determined by the attainment or non-attainment of such previously established objectives, the Compensation Committee awarded Mr. Werner and Mr. Hornish a discretionary bonus of $20,000 and $21,000, respectively, for their leadership and involvement relating to the Company’s growth in high-definition subscribers and a new initiative regarding international distribution of the Company’s content in 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements

(2) Financial Statement Schedules

All schedules are omitted as the information is not required, is not material or is otherwise provided.

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits

Exhibit
Number		Description

2.1		Amended and Restated Agreement and Plan of Merger among The Outdoor Channel, Inc., Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated as of April 20, 2004, as amended and restated as of May 12, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference).
2.2		Agreement and Plan of Merger between Outdoor Channel Holdings, Inc., a Delaware corporation, and Outdoor Channel Holdings, Inc., an Alaska corporation, dated as of September 8, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
3.1		Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
3.2		By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
4.1		Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above).
10.1		Letter of intent dated August 27, 1993, regarding the proposed acquisition of Gold Prospector’s Association of America, Inc. by the Company (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).
10.2		Agreement and Plan of Reorganization dated February 13, 1995, by and between the Registrant and Gold Prospector’s Association of America, Inc. (filed as Exhibit B to the Company’s Form 8-K dated February 13, 1995 and incorporated herein by reference).
10	.3*	Form of Indemnification Agreement between Outdoor Channel Holdings, Inc. and its directors and certain executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.4		Revolving Credit Agreement and related agreements by and between the Company and U.S. Bank N.A. dated September 30, 2004 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10	.5*	1995 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Form 10-KSB for 1995 and incorporated herein by reference).

Exhibit
Number		Description

10	.6*	Form of Stock Option Agreement pursuant to the Company’s 1995 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.7*	The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.8*	Form of Stock Option Agreement pursuant to The Outdoor Channel, Inc. 1997 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying the options assumed by the Company under such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.9*	Non-Statutory Stock Option Plan and Agreement, dated as of November 13, 2003, by and between the Company and William A. Owen, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.10*	Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.11*	Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Form 10-KSB for 2003 and incorporated herein by reference).
10	.12*	2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10	.13*	Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10	.14*	Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.15		Omitted.
10	.16*	Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended March 31, 2005 and incorporated herein by reference).
10	.17*	Selling Stockholders Registration Rights Agreement, dated as of June 27, 2005, among Outdoor Channel Holdings, Inc. and the selling stockholders who are a party (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 28, 2005 and incorporated herein by reference).
10.18		Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated October 18, 2005 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10.19		Term Loan Agreement and related agreements by and between 43455 BPD, LLC and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10.20		Term Loan Agreement and related agreements by and between the Company and U.S. Bank N.A. dated as of October 18, 2005 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10	.21*	Optionholders Registration Rights Agreement by and among the Company, Ray V. Miller and Elizabeth J. Sanderson dated as of December 5, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2005 and incorporated herein by reference).
10	.22*	Lease by and between the Company and Musk Ox Properties, L.P. dated as of January 1, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

Exhibit
Number		Description

10	.23*	Employment Agreement with Roger L. Werner, Jr., effective as of October 16, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).
10	.24*	Form of Performance Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference).
10	.25*	Amendment of Employment Agreement with Roger L. Werner, Jr., effective as of November 9, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2006 and incorporated herein by reference).
10.26		Separation Agreement and Release between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated December 21, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).
10.27		Consulting Agreement between The Outdoor Channel, Inc. and Mr. Andrew J. Dale dated January 2, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference).
10	.28*	Form of Change of Control Severance Agreement (filed as Exhibit 10.28 to the Company’s Form 10-K dated March 17, 2008 and incorporated herein by reference).
10.29		Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated as of September 21, 2007 (filed as Exhibit 10.29 to the Company’s Form 10-Q dated February 1, 2008 and incorporated herein by reference).
10.30		Purchase Agreement by and between The Gold Business, LLC, Outdoor Channel Holdings, Inc. and Gold Prospector’s Association of America, Inc. dated April 24, 2007 (filed as Exhibit 10.1 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).
10.31		First Amendment to Lease dated April 24, 2007, by and between Musk Ox Properties, L.P. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).
10.32		Separation Agreement and Release between Outdoor Channel Holdings, Inc. and Mr. William A. Owen dated December 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference).
10.33		Consulting Agreement between Outdoor Channel Holdings, Inc. and Mr. William A. Owen dated as of December 15, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference).
10.34		Form of Stock Repurchase Plan and Agreement (filed as Exhibit 10.34 to the Company’s Form 10-K dated March 9, 2009 and incorporated herein by reference).
10.35		Asset Purchase Agreement by and among Cablecam LLC, Skycam LLC, Winnercomm Holdings, Inc and Winnercomm, Inc., and Outdoor Channel Holdings, Inc., dated January 12, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2009 and incorporated herein by reference).
10	.36*	Amended and Restated Employment Agreement with Roger L. Werner, Jr. dated April 14, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference).
10	.37*	Employment Agreement with Thomas E. Hornish dated April 14, 2009 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference).
10	.38*	Employment Agreement with Shad L. Burke dated April 14, 2009 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference).
10	.39*	Employment Agreement with James E. Wilburn dated May 6, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 8, 2009 and incorporated herein by reference).
10.40		Amendment to Loan Agreement and Note dated September 14, 2009 by and between U.S. Bank N.A. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2009 and incorporated herein by reference).

Exhibit
Number		Description

10.41		Separation Agreement and Release between Outdoor Channel Holdings, Inc. and Mr. Shad L. Burke dated March 19, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).
10.42		Consulting Agreement between Outdoor Channel Holdings, Inc. and Mr. Shad L. Burke dated March 19, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).
10	.43*	Employment Agreement with Douglas J. Langston dated June 28, 2010 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 1, 2010 and incorporated herein by reference).
10	.44*	Employment Agreement with Thomas D. Allen dated June 29, 2010 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 1, 2010 and incorporated herein by reference).
10	.45*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to the Company’s Form 10-Q dated November 4, 2010 and incorporated herein by reference).
10.46		Amendment to Loan Agreement and Note dated September 1, 2010 by and between U.S. Bank N.A. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.46 to the Company’s Form 10-Q dated November 4, 2010 and incorporated herein by reference).
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
31.1		Certification by Chief Executive Officer
31.2		Certification by Chief Financial Officer
32	.1**	Section 1350 Certification by Chief Executive Officer
32	.2**	Section 1350 Certification by Chief Financial Officer

*	Designates a management contract or compensatory plan or arrangement.

**	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

By:	/s/ Roger L. Werner, Jr.
Roger L. Werner, Jr.,
Chief Executive Officer and President

Dated: March 10, 2011

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Roger L. Werner, Jr. or Thomas D. Allen, his attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof. This power of attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which taken together shall constitute one instrument.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Perry T. Massie Perry T. Massie	Chairman of the Board, Director	March 10, 2011

/s/ Roger L. Werner. Jr. Roger L. Werner. Jr.	Chief Executive Officer and President (Principal Executive Officer), Director	March 10, 2011

/s/ Thomas D. Allen Thomas D. Allen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2011

/s/ Thomas H. Massie Thomas H. Massie	Vice Chairman of the Board, Director	March 10, 2011

/s/ Ajit M. Dalvi Ajit M. Dalvi	Director	March 10, 2011

/s/ David D. Kinley David D. Kinley	Director	March 10, 2011

/s/ David C. Merritt David C. Merritt	Director	March 10, 2011

/s/ Michael L. Pandzik Michael L. Pandzik	Director	March 10, 2011

/s/ T. Bahnson Stanley T. Bahnson Stanley	Director	March 10, 2011