Form 10-Q
period 2011-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2011-05-05
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 2, 2011
Common Stock, $0.001 par value	25,426,804

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2011
* * *

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,073	$32,578
Investments in available-for-sale securities	27,987	26,995
Accounts receivable, net of allowance for doubtful accounts of $1,411 and $1,394	10,077	16,754
Income tax refund receivable	181	13
Deferred tax assets, net	2,944	2,944
Prepaid programming and production costs	6,289	5,228
Other current assets	2,318	2,805

Total current assets	80,869	87,317

Property, plant and equipment, net	11,962	12,315
Amortizable intangible assets, net	536	513
Goodwill	43,160	43,160
Investments in auction-rate securities	5,086	5,075
Deferred tax assets, net	2,165	1,774
Subscriber acquisition fees	2,560	2,963
Deposits and other assets	478	535

Totals	$146,816	$153,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,771	$14,011
Deferred revenue	835	516
Current portion of deferred obligations	89	54
Current portion of unfavorable lease	152	149
Income taxes payable	—	2,399

Total current liabilities	10,847	17,129

Deferred obligations	125	136
Unfavorable lease	805	845

Total liabilities	11,777	18,110

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,434 and 25,354 shares issued and outstanding	25	25
Additional paid-in capital	167,753	167,437
Accumulated other comprehensive loss	(341)	(352)
Accumulated deficit	(32,398)	(31,568)

Total stockholders’ equity	135,039	135,542

Totals	$146,816	$153,652

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Advertising	$7,585	$7,292
Subscriber fees	4,747	4,831
Production services	2,480	5,698

Total revenues	14,812	17,821

Cost of services:
Programming	1,630	1,590
Satellite transmission fees	399	391
Production and operations	4,553	6,813
Other direct costs	92	112

Total cost of services	6,674	8,906

Other expenses:
Advertising	305	286
Selling, general and administrative	8,283	10,397
Depreciation and amortization	746	911

Total other expenses	9,334	11,594

Loss from operations	(1,196)	(2,679)

Interest and other income, net	9	12

Loss from operations before income taxes	(1,187)	(2,667)

Income tax benefit	(357)	(1,154)

Net loss	$(830)	$(1,513)

Loss per common share data:
Basic	$(0.03)	$(0.06)

Diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding:
Basic	24,605	24,395

Diluted	24,605	24,395

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2011
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2010	25,354	$25	$167,437	$(352)	$(31,568)	$135,542

Comprehensive income (loss):
Net loss	—	—	—	—	(830)	(830)
Change in fair value of available-for-sale and auction-rate securities	—	—	—	11	—	11

Total comprehensive loss	—	—	—	—	—	(819)

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	141	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	787	—	—	787

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(61)	—	(471)	—	—	(471)

Balance, March 31, 2011	25,434	$25	$167,753	$(341)	$(32,398)	$135,039

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net loss	$(830)	$(1,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	746	911
Amortization of subscriber acquisition fees	408	404
Loss (gain) on sale of equipment	2	(34)
Gain on sale of available-for-sale and auction-rate securities	—	(11)
Provision for doubtful accounts	79	413
Share-based employee and service provider compensation	787	1,064
Deferred tax benefit, net	(391)	(1,158)

Changes in operating assets and liabilities:
Accounts receivable	6,598	4,279
Income tax refund receivable and payable, net	(2,567)	(653)
Prepaid programming costs	(1,060)	218
Other current assets	487	(301)
Deposits and other assets	47	24
Subscriber acquisition fees	(191)	(1,389)
Accounts payable and accrued expenses	(4,049)	(5,016)
Deferred revenue	319	(26)
Deferred obligations	23	(4)
Unfavorable lease obligations	(37)	(33)

Net cash provided by (used in) operating activities	371	(2,825)

Investing activities:
Purchases of property, plant and equipment	(338)	(409)
Purchase of intangibles	(75)	—
Proceeds from sale of equipment	—	68
Purchases of available-for-sale securities	(27,992)	(31,993)
Proceeds from sale of available-for-sale and auction-rate securities	27,000	27,200

Net cash used in investing activities	(1,405)	(5,134)

Financing activities:
Purchase of treasury stock	(471)	(367)
Purchase and retirement of treasury stock related to stock repurchase program	—	(341)

Net cash used in financing activities	(471)	(708)

Net decrease in cash and cash equivalents	(1,505)	(8,667)
Cash and cash equivalents, beginning of period	32,578	20,848

Cash and cash equivalents, end of period	$31,073	$12,181

Supplemental disclosure of cash flow information:

Income taxes paid	$2,542	$653

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase in fair value of available-for-sale and auction-rate securities	$11	$10

Property, plant and equipment costs incurred but not paid	$5	$54

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share data)
NOTE 1—ORGANIZATION AND BUSINESS
Description of Operations
Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns OC Corporation which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. Outdoor Channel Holdings also wholly owns Winnercomm, Inc., which in turn wholly owns CableCam, LLC and SkyCam, LLC (collectively referred to as “Winnercomm”). The Winnercomm businesses relate to the production, development and marketing of sports programming and aerial camera systems.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2011 and its results of operations and cash flows for the three months ended March 31, 2011 and 2010. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 10, 2011 (the “2010 Annual Report”).
Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
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
NOTE 2—STOCK INCENTIVE PLANS
The measurement and recognition of compensation expense is recognized in the financial statements over the service period for the fair value of all awards granted after January 1, 2006 as well as for existing awards for which the requisite service had not been rendered as of January 1, 2006. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. Outstanding options generally vest over a period ranging from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs but have awarded performance units and RSUs.
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

Our Board of Directors has discretion to allow our employees and Directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the three months ended March 31, 2011 and 2010, approximately 61,000 and 62,000 shares were repurchased with a market value of approximately $471 and $367, respectively.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through March 31, 2011, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest annually over three to five years, however, some awards vest monthly or quarterly. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to shares equal to the current value of the units and, provided the holder has not elected to defer settlement, will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of March 31, 2011, options to purchase 335,000 shares of common stock, 685,600 restricted shares, 100,500 RSUs and 400,000 performance unit shares were outstanding. There were 1,029,411 shares of common stock available for future grant as of March 31, 2011.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to three prior non-employee directors during periods of their appointment and to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of March 31, 2011, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.
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
The following tables summarize share-based compensation expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Nature of Award:
Restricted stock	$639	$1,033
RSUs	148	—
Options	—	23
Performance vesting	—	8

Total share-based compensation expense	$787	$1,064

	Three Months Ended
	March 31,
	2011	2010
Classification of Compensation Expense:
Cost of services:
Production and operations	$57	$73

Other expenses:
Selling, general and administrative	730	991

Total share-based compensation expense	$787	$1,064

Stock Options
A summary of the status of the options granted under our stock incentive plans and outside of those plans as of March 31, 2011 and the changes in options outstanding during the three months then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (Yrs.)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	635	$12.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(50)	14.86

Outstanding at end of period	585	$12.32	1.47	$—

Vested or expected to vest at end of period	585	$12.32	1.47	$—

Exercisable at end of period	585	$12.32	1.47	$—

Additional information regarding options outstanding for all plans as of March 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$10.19 — $10.19	10	0.01	$10.19	10	$10.19
$12.10 — $12.10	300	0.55	12.10	300	12.10
$12.50 — $12.50	125	2.72	12.50	125	12.50
$12.58 — $12.58	25	0.18	12.58	25	12.58
$12.80 — $12.80	125	2.80	12.80	125	12.80

Total	585	1.47	$12.32	585	$12.32

There were no options granted during the three months ended March 31, 2011 or 2010.
Restricted Stock
A summary of the status of our nonvested restricted shares as of March 31, 2011 and the changes in restricted shares outstanding during the three months then ended is as follows:

	Three Months Ended
	March 31, 2011
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at beginning of period	713	$6.65
Granted	143	7.71
Vested	(169)	6.34
Forfeited	(2)	7.31

Nonvested at end of period	685	$6.95

During the three months ended March 31, 2011 and 2010, we issued 143,000 and 114,000 shares, respectively, of restricted stock to employees while 2,000 and 107,000 shares of restricted stock, respectively, were canceled due to employee turnover.

Restricted Stock Units
A summary of the status of our RSUs as of March 31, 2011 and the changes in RSUs outstanding during the three months then ended is as follows:

Three Months Ended
March 31, 2011
Weighted
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value
(in thousands)
RSUs outstanding at beginning of period	101	$5.97
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at end of period	101	$5.97

There were no restricted stock units granted during the three months ended March 31, 2011 or 2010.
Expense to be Recognized
Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of March 31, 2011 are as follows:

	March 31, 2011
		Weighted Average
	Expense Yet	Remaining
	to be	Requisite Service
	Recognized	Periods
Restricted stock	$3,609	1.8 years
RSUs	90	0.1 year

Total	$3,699	1.8 years

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
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three months ended March 31 (in thousands):

	2011	2010
Weighted average shares used to calculate basic earnings (loss) per share	24,605	24,395
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options, performance units, unvested restricted stock and stock units	—	—

Weighted average shares used to calculate diluted earnings (loss) per share	24,605	24,395

As of March 31, 2011 and 2010, unvested restricted stock, outstanding options and performance units to purchase a total of approximately 1,000,000 and 1,696,000 shares of common stock, respectively, were not included in the calculation of diluted earnings (loss) per share because their effect was antidilutive.

NOTE 4—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
Assets recorded at fair value in the balance sheet as of March 31, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.
We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at March 31, 2011:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$31,073	$31,073	$—	$—
Investments in available-for-sale securities (2)	27,987	27,987	—	—
Non-current investments in auction-rate securities (3)	5,086	—	—	5,086

Total	$64,146	$59,060	$—	$5,086

(1)	Cash and cash equivalents consist primarily of treasury bills, commercial paper and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of treasury bills and commercial paper with original maturity dates in excess of three months, for which we determine fair value through quoted market prices.

(3)	Investments in auction-rate securities consist of one auction-rate municipal security and one closed-end perpetual preferred auction-rate security (“PPS”). We use a discounted cash flow analysis to more accurately measure possible liquidity discounts.
As of March 31, 2011, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded an unrealized gain on our PPS of $11 in the three months ended March 31, 2011. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $341, which is included in accumulated other comprehensive loss on our consolidated balance sheet as of March 31, 2011. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $31,073 and our expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. We are not certain how long we may be required to hold each security. However, given our current cash and cash equivalent position, short-term investments in available-for-sale securities, and cash flow from operations, we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.

All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2011 were auction-rate securities. The one closed-end perpetual preferred auction-rate security totaling $2,866 had an interest rate of 1.50% and an auction reset of 28 days. The municipal security totaling $2,220 had an interest rate of 0.96%, an auction reset of 28 days and a maturity date of December 1, 2045. As of March 31, 2011 the next auction reset date for both securities was April 12, 2011. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three month period ended March 31, 2011:

Three Months Ended
March 31, 2011
Auction-Rate Securities:
Balance at beginning of period	$5,075
Unrealized gain included in accumulated other comprehensive loss	11

Balance as of March 31, 2011	$5,086

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills, commercial paper and money market accounts to be interest income and are recorded in interest and other income, net for the three months ended March 31, 2011 and 2010 as follows:

	Three Months Ended
	March 31,
	2011	2010
Interest income	$31	$25
Interest expense	(22)	(24)
Gain on redemption of auction-rate securities	—	11

Total interest and other income, net	$9	$12

NOTE 5—COMPREHENSIVE INCOME (LOSS)
The following table provides the composition of other comprehensive loss:

	Three Months Ended
	March 31,
	2011	2010
Net loss, as reported	$(830)	$(1,513)
Unrealized gain on available-for-sale and auction-rate securities	11	10

Comprehensive loss	$(819)	$(1,503)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
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
We currently have two reporting units, TOC and Production Services. The Production Services reporting unit consists of our Winnercomm, CableCam and SkyCam businesses which were acquired on January 12, 2009. All of the Company’s goodwill is currently attributed to our TOC reporting unit. There were no changes to our reporting units or allocation of goodwill by reporting units during 2010 or 2011.

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
Intangible assets that are subject to amortization consist of the following as of March 31, 2011:

	March 31, 2011
		Accumulated
	Gross	Amortization	Net
Trademark	$219	$207	$12
Internet domain names	172	103	69
Customer relationships	980	569	411
Patents	80	36	44

Total amortizable intangible assets	$1,451	$915	$536

As of March 31, 2011, the weighted average amortization period for the above intangibles is 2.6 years. Based on our most recent analysis, we believe that no impairment exists at March 31, 2011 with respect to our goodwill and other intangible assets. For the three months ended March 31, 2011 and 2010, we recognized amortization expense related to these assets of $52 and $96, respectively.
Estimated future amortization expense related to intangible assets at March 31, 2011 is as follows:

Years Ending December 31,	Amount
2011 (remaining 9 months)	$162
2012	204
2013	165
2014	5

Total	$536

NOTE 7—LINES OF CREDIT
On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of March 31, 2011 and 2010, respectively) plus 0.25% or LIBOR (0.25% and 0.25% as of March 31, 2011 and 2010, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of March 31, 2011, we did not have any amounts outstanding under this credit facility and we were in compliance with all of the Revolver covenants. This Revolver is guaranteed by TOC.
NOTE 8—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Trade accounts payable	$1,497	$3,137
Accrued payroll and related expenses	2,164	3,554
Estimated make-good accrual	1,465	1,587
Estimated most-favored nation accrual	2,003	1,750
Accrued launch support commitment	—	185
Accrued expenses	2,642	3,798

Total	$9,771	$14,011

NOTE 9—INCOME TAX BENEFIT
The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have state net operating losses and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.
NOTE 10—RELATED PARTY TRANSACTIONS
We lease certain of our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement had a five-year term and expired on December 31, 2010. In January 2011 we entered into a six-month lease with Musk Ox Properties, LP. Monthly rent payments for the new lease, which will expire on June 30, 2011, are approximately $19. We paid Musk Ox Properties, LP approximately $57 and $57 in the three months ended March 31, 2011 and 2010, respectively. We recognized rent expense related to this lease of $57 and $53 in the three months ended March 31, 2011 and 2010, respectively.
We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $123 and $120 in the three months ended March 31, 2011 and 2010, respectively. We recognized rent expense related to this lease of $66 and $73 in the three months ended March 31, 2011 and 2010, respectively.
In October 2010 we engaged WATV, LLC to produce one off-road motorsport series for a total contract value of $390. Roger L. Werner, Chief Executive Officer, is a partner in WATV. During 2011, we paid WATV $138 related to the production of this series.
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
Rental expenses including satellite and transponder expense, equipment and facilities rent expense, aggregated to approximately $756 and $908 for the three months ended March 31, 2011 and 2010, respectively.
In addition to the lease commitments noted in Note 10, we also have operating leases for general office and production facilities in Tulsa, Chatsworth, CA, New York City, Chicago and Greenwich, CT with varying expiration dates ranging from June 2011 through May 2016.
NOTE 12—SEGMENT INFORMATION
We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. We have two reporting segments, TOC and Production Services. TOC is a separate business activity that broadcasts television programming on Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue primarily from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and the rental of aerial camera systems. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from website design, management, marketing and hosting services. Intersegment revenues were generated by Production Services of approximately $584 and $522, respectively, for the three months ended March 31, 2011 and 2010, and intersegment cost of services were generated by Production Services of approximately $500 and $490, respectively for the three months ended March 31, 2011 and 2010.

Information with respect to these reportable segments as of and for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
Revenues	2011	2010
TOC	$12,332	$12,123
Production Services	3,064	6,220
Eliminations	(584)	(522)

Total revenues	$14,812	$17,821

	Three Months Ended
	March 31,
Income (Loss) from Operations	2011	2010
TOC*	$277	$(401)
Production Services*	(1,389)	(2,246)
Eliminations	(84)	(32)

Total loss from operations	$(1,196)	$(2,679)

	March 31,	December 31,
Total Assets	2011	2010
TOC	$83,832	$87,783
Production Services	3,923	6,833
Corporate assets*	59,379	59,270
Eliminations	(318)	(234)

Total assets	$146,816	$153,652

	Three Months Ended
	March 31,
Depreciation and Amortization	2011	2010
TOC	$390	$405
Production Services	356	506

Total	$746	$911

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with either TOC or Production Services. We allocate a portion of these expenses to our Production Services segment, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.
NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS
During the three months ended March 31, 2011, there were no new accounting pronouncements that would have had a material effect on our unaudited condensed consolidated financial statements. For a description of recent accounting pronouncements relevant to us, refer to “Recent Accounting Pronouncements” included in Item 7 of our 2010 Annual Report.
NOTE 14—SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through the date the consolidated financial statements were issued and concluded no subsequent events occurred that required recognition or disclosure.
* * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
Safe Harbor Statement
The information contained in this report may include forward-looking statements. Our actual results could differ materially from those discussed in any forward-looking statements. The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provisions contained in those sections. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth and changes in mix; (2) anticipated expenses including advertising, programming, personnel, integration costs and others; (3) Nielsen Media Research, which we refer to as “Nielsen”, estimates regarding total households and cable and satellite homes subscribing to and viewers (ratings) of Outdoor Channel; and (4) other matters. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Management’s discussion and analysis of result of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our 2010 Annual Report.
Significant components of management’s discussion and analysis of results of operations and financial condition include:
•	Overview. The overview section provides a summary of our business.

•	Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

•	Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

•	Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
OVERVIEW
Outdoor Channel Holdings, Inc. is an entertainment and media company. We are organized into two operating segments, Outdoor Channel (or “TOC”) and Production Services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our two operating segments follows.
Outdoor Channel
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

Our advertising revenue for TOC consists of advertising bought on our cable network and advertising revenue related to ads placed on our website, outdoorchannel.com. Advertising revenues are generally driven by audience delivery, which in turn are determined by our subscriber base and the ratings our programs achieve in those homes. A portion of TOC’s advertising contracts, primarily those with national non-endemic advertisers, may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts at the time we enter into such contracts. We base our estimate of audience size on our Nielsen ratings from prior years. If after running the advertising we determine we did not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue, and we then provide the advertiser with additional advertising time to reach the aggregate minimum audience that we guaranteed and then recognize such revenue at that time. Any estimated make-good accrual is adjusted throughout the terms of the advertising contracts. During 2011, TOC’s Nielsen reported ratings for our program offerings have declined in certain male demographics from year-ago levels which have had an adverse impact on our ability to increase our reported advertising revenues for TOC, although we have increased our volume of business with national advertisers considerably over the past year. The continued growth of our advertising revenues will, to a certain extent, be dependent on the growth of our audience viewing and subscriber base, as well as the general health of the advertising marketplace.
For March 2011, Nielsen estimated that Outdoor Channel had 34.5 million subscriber homes compared to 35.9 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month, and for May 2011 Nielsen’s estimate was at 35.1 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, we are currently experiencing a greater difference in these two different numbers of subscribers than we would expect. We anticipate this percentage difference to decrease as we grow our total subscriber base, and we have seen it decrease over the past year. There can be no assurances that Nielsen will continue to report growth of its estimate of our subscribers and in fact at some point Nielsen may even report additional declines in our subscriber estimate. If that were to happen, we could suffer a reduction in advertising revenue.
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
Since our acquisition of Winnercomm and its aerial camera business in January 2009, we have been focused on eliminating Winnercomm’s low margin production business and returning the Production Services unit to profitability. In addition to focusing on higher margin production business, our Winnercomm unit is increasingly being used to produce high quality programming for TOC.
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
For further information regarding our critical accounting policies, judgments and estimates, please see “Critical Accounting Policies and Estimates” in Item 7 of our 2010 Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS
Our consolidated results of operations are presented below for the quarter ended March 31, 2011 and 2010.
Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2011	2010	$	%	2011	2010
Revenues:
Advertising	$7,585	$7,292	$293	4%	51%	41%
Subscriber fees	4,747	4,831	(84)	(2)	32	27
Production services	2,480	5,698	(3,218)	(57)	17	32

Total revenues	14,812	17,821	(3,009)	(17)	100	100

Cost of services:
Programming	1,630	1,590	40	3	11	9
Satellite transmission fees	399	391	8	2	3	2
Production and operations	4,553	6,813	(2,260)	(33)	31	38
Other direct costs	92	112	(20)	(18)	1	1

Total cost of services	6,674	8,906	(2,232)	(25)	45	50

Other expenses:
Advertising	305	286	19	7	2	2
Selling, general and administrative	8,283	10,397	(2,114)	(20)	56	58
Depreciation and amortization	746	911	(165)	(18)	5	5

Total other expenses	9,334	11,594	(2,260)	(20)	63	65

Loss from operations	(1,196)	(2,679)	1,483	(55)	(8)	(15)

Interest and other income, net	9	12	(3)	(25)	—	—

Loss from operations before income taxes	(1,187)	(2,667)	1,480	(56)	(8)	(15)

Income tax benefit	(357)	(1,154)	797	(69)	(2)	(7)

Net loss	$(830)	$(1,513)	$683	(45)%	(6)%	(9)%

(percentages may not add due to rounding)
Revenues
Total revenues for the three months ended March 31, 2011 were $14.8 million, a decrease of $3.0 million, or 17%, compared to revenues of $17.8 million for the three months ended March 31, 2010. The decrease was due primarily to lower revenue at our Production Services unit and, to a lesser extent, lower subscriber fee revenue, offset by increases in our advertising revenue, all as discussed further in our segment results of operations below.
Cost of Services
Total cost of services for the three months ended March 31, 2011 was $6.7 million, a decrease of $2.2 million, or 25%, compared to $8.9 million for the three months ended March 31, 2010. The decrease was primarily driven by lower production costs at our Production Services unit, net of increases in programming and operational expenses at our Outdoor Channel unit, as further discussed in the segment results of operations below.

Other Expenses
Advertising expenses for the three months ended March 31, 2011 were $305,000, a 7% increase compared to $286,000 for the three months ended March 31, 2010 due primarily to increased spending on advertising materials, programs and campaigns.
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2011 were $8.3 million, a 20% decrease compared to SG&A expenses of $10.4 million for the three months ended March 31, 2010. The decrease in SG&A was primarily due to lower professional fees related to public company and corporate governance matters, a decrease in accounting fees, reduced payroll and related compensation expenses associated with a reduction in headcount, reduced incentive compensation expense and a decrease in the provision for doubtful accounts at our Production Services unit as further discussed in the segment results of operations below.
Depreciation and amortization expense for the three months ended March 31, 2011 was $746,000, an 18% decrease compared to depreciation and amortization expense of $911,000 for the three months ended March 31, 2010. The decrease primarily relates to more assets having become fully depreciated than depreciation on assets acquired in the current year.
Loss from Operations
Loss from operations for the three months ended March 31, 2011 was $1.2 million, a decrease of $1.5 million compared to a loss of $2.7 million for the three months ended March 31, 2010. As discussed below in our segment results of operations, the decrease in our loss was driven primarily by a decrease in SG&A expenses.
Interest and Other Income, Net
Interest and other income, net for the three months ended March 31, 2011 was income of $9,000, a decrease of $3,000 compared to income of $12,000 for the three months ended March 31, 2010, essentially unchanged.
Loss from Operations Before Income Taxes
Loss from operations before income taxes as a percentage of revenues was 8% for the three months ended March 31, 2011 compared to 15% for the three months ended March 31, 2010 due primarily to lower SG&A expenses and a lower proportion of our overall revenue being contributed by our lower margin Production Services unit.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2011 was $357,000 compared to $1.2 million for the three months ended March 31, 2010. The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three ended March 31, 2011 and 2010 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
The income tax benefit for the three months ended March 31, 2011 included a discrete tax expense related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded of $74,000. There were no discrete tax expense items for the three months ended March 31, 2010.
Net Loss
Net loss for the three months ended March 31, 2011 was $830,000, a decrease of $683,000 compared to a net loss of $1.5 million for the three months ended March 31, 2010.
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

TOC
Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended March 31,
			Change
	2011	2010	$	%
Revenues:
Advertising	$7,585	$7,292	$293	4%
Subscriber fees	4,747	4,831	(84)	(2)

Total revenues	12,332	12,123	209	2

Cost of services:
Programming	1,757	1,692	65	4
Satellite transmission fees	399	391	8	2
Production and operations	2,167	2,015	152	8
Other direct costs	92	112	(20)	(18)

Total cost of services	4,415	4,210	205	5

Other expenses:
Advertising	305	286	19	7
Selling, general and administrative	6,945	7,623	(678)	(9)
Depreciation and amortization	390	405	(15)	(4)

Total other expenses	7,640	8,314	(674)	(8)

Income (loss) from operations	$277	$(401)	$678	(169)%

(percentages may not add due to rounding)
Revenues
Advertising revenue for the three months ended March 31, 2011 was $7.6 million, an increase of $293,000, or 4%, compared to $7.3 million for the three months ended March 31, 2010. The increase in advertising revenue was due primarily to an increase in short-form, time-buy and website advertising on higher pricing, partially offset by lower infomercial revenues. We currently expect our year-over-year short-form advertising revenue from endemic advertisers to remain relatively constant. However, due to the guaranteed nature of the contracts for short-form advertising with national advertisers, we expect our ability to report increased advertising revenues for TOC to be limited over the near term because of lower year-over-year ratings.
Subscriber fees for the three months ended March 31, 2011 were $4.7 million, a decrease of $84,000 or 2% compared to $4.8 million for the three months ended March 31, 2010. This decrease in subscriber fees was primarily due to an increase in our estimated potential most-favored nation liabilities with certain of our distributors.
Cost of Services
Programming expenses for the three months ended March 31, 2011 were $1.8 million, an increase of $65,000, or 4%, compared to $1.7 million for the three months ended March 31, 2010. This increase was due primarily to an increase in the cost of programs airing during the current year period compared to the prior year period.
Satellite transmission fees for the three months ended March 31, 2011 were $399,000, an increase of $8,000, or 2%, compared to $391,000 for the three months ended March 31, 2010. The increase was primarily due to higher uplink and transponder expenses.

Production and operations costs for the three months ended March 31, 2011 were $2.2 million, an increase of $152,000, or 8%, compared to $2.0 million for the three months ended March 31, 2010. The increase in costs was driven primarily by increased broadband services costs as we continue to expand our online presence and improve our website.
Other direct costs for the three months ended March 31, 2011 were $92,000, a decrease of $20,000, or 18%, compared to $112,000 for the three months ended March 31, 2010. This decrease was due primarily to a decrease in subscriber acquisition fees amortization.
Other Expenses
Advertising expenses for the three months ended March 31, 2011 were $305,000, an increase of $19,000, or 7%, compared to $286,000 for the three months ended March 31, 2010 due primarily to increased spending on advertising materials, programs and campaigns.
SG&A expenses for the three months ended March 31, 2011 were $6.9 million, a decrease of $678,000, or 9%, compared to $7.6 million for the three months ended March 31, 2010. This decrease relates primarily to decreases in professional fees, including our annual audit costs, costs related to public company and corporate governance matters and decreased legal and consulting fees related to potential acquisition activity in the prior year. These decreases were partially offset by an increase in the provision for doubtful accounts and increased expenses associated with an annual marketing event.
Depreciation and amortization for the three months ended March 31, 2011 was $390,000, a decrease of $15,000, or 4%, compared to $405,000 for the three months ended March 31, 2010. The decrease in depreciation and amortization primarily relates to items becoming fully depreciated as of March 31, 2011, partially offset by increased depreciation related to fixed asset additions in 2011.
Income (Loss) from Operations
Income from operations for the three months ended March 31, 2011 was income of $277,000 compared to an operating loss of $401,000 for the three months ended March 31, 2010. As discussed above, the improvement in our income (loss) from operations was driven primarily by reductions in SG&A expenses.
Production Services
Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended March 31,
			Change
	2011	2010	$	%
Revenues:
Production services	$3,064	$6,220	$(3,156)	(51)%

Total revenues	3,064	6,220	(3,156)	(51)

Cost of services:
Production and operations	2,759	5,186	(2,427)	(47)

Total cost of services	2,759	5,186	(2,427)	(47)

Other expenses:
Selling, general and administrative	1,338	2,774	(1,436)	(52)
Depreciation and amortization	356	506	(150)	(30)

Total other expenses	1,694	3,280	(1,586)	(48)

Loss from operations	$(1,389)	$(2,246)	$857	(38)%

(percentages may not add due to rounding)

Revenues
Production services revenue for the three months ended March 31, 2011 was $3.1 million, a decrease of $3.2 million, or 51%, as compared to $6.2 million for the three months ended March 31, 2010. The decrease in revenue was due primarily to a reduction in the number of production contracts that were renewed in the current year period and a decrease in events and related revenue at our aerial cameras operations.
Cost of Services
Production and operations costs for the three months ended March 31, 2011 were $2.8 million, a decrease of $2.4 million, or 47%, compared to $5.2 million for the three months ended March 31, 2010. The decrease in costs relates primarily to decreased production costs caused by fewer production contracts being renewed in the current year and reduced payroll and related compensation costs associated with a reduction in headcount.
Other Expenses
SG&A expenses for the three months ended March 31, 2011 were $1.3 million, a decrease of $1.4 million, or 52%, compared to $2.8 million for the three months ended March 31, 2010. The decrease relates primarily to reduced payroll and related compensation costs associated with a reduction in headcount, reduced professional fees, a reduction in our provision for doubtful accounts, and reduced rent expense resulting from the 2010 lease renewal of less square footage at our Winnercomm Tulsa office facilities.
Depreciation and amortization for the three months ended March 31, 2011 was $356,000, a decrease of $150,000, or 30%, compared to $506,000 for the three months ended March 31, 2010. The decrease in depreciation and amortization primarily relates to reduced amortization of leasehold improvements in the current year due to the renewal of less square footage at our Tulsa office lease and to certain intangible assets becoming fully amortized prior to the current year period.
Loss from Operations
Loss from operations for the three months ended March 31, 2011 was $1.4 million, a decrease of $857,000 compared to an operating loss of $2.2 million for the three months ended March 31, 2010. As discussed above, the decrease in loss from operations for the three months ended March 31, 2011 as compared to the same prior year period was due primarily to reductions in SG&A expense and to reductions in personnel and related compensation and overhead costs.
LIQUIDITY AND CAPITAL RESOURCES
We generated $0.4 million of cash in our operating activities in the three months ended March 31, 2011, an increase of $3.2 million compared to a usage of cash of $2.8 million in the three months ended March 31, 2010. Our cash and cash equivalent balance was $31.1 million at March 31, 2011, a decrease of $1.5 million from the balance of $32.6 million at December 31, 2010. The increase in cash flows from operating activities in the three months ended March 31, 2011 compared to the same period in 2010 was due primarily to a reduction in our operating loss, higher actual payments of executive incentive compensation and subscriber acquisition costs in the first quarter 2010 and other working capital changes, net of increased income tax payments in the first quarter 2011. Net working capital decreased to $70.0 million at March 31, 2011, compared to $70.2 million at December 31, 2010, essentially unchanged.
Net cash used in investing activities was $1.4 million in the three months ended March 31, 2011 compared to cash used of $5.1 million for the three months ended March 31, 2010. The decrease in cash used in investing activities related principally to reduced net purchases of short-term available-for-sale securities partially offset by an increase in capital expenditures for fixed asset replacements and intangibles.
As of March 31, 2011, we held $5.1 million of auction-rate securities classified as long-term assets. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed-end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at March 31, 2011, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.

We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Cash used by financing activities was $471,000 in the three months ended March 31, 2011 compared to cash used of $708,000 in the three months ended March 31, 2010. The cash used by financing activities in the three months ended March 31, 2011 and 2010 was principally the cash used for the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to vesting of restricted shares. Additionally, during the prior year period, cash used by financing activities also included the purchase and retirement of common stock in connection with the stock repurchase program.
On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of March 31, 2011 and 2010, respectively) plus 0.25% or LIBOR (0.25% and 0.25% as of March 31, 2011 and 2010, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of March 31, 2011, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. As of March 31, 2011, we were in full compliance with all the covenants of the Revolver.
As of March 31, 2011, we had $59.1 million of cash and available-for-sale securities and we expect that these funds and our cash flow from operations will meet our short-term cash flow requirements and be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could draw on our Revolver or seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At March 31, 2011 and December 31, 2010, our investment portfolio included fixed-income securities of $5,086,000 and $5,075,000, respectively. At March 31, 2011, all of our securities were auction-rate securities with long-term maturities. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.
We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.
As of March 31, 2011 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
“Item 1. Legal Proceedings” of our Form 10-K includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our 2010 Annual Report.
ITEM 1A. Risk Factors.
“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our 2010 Annual Report.
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

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Thomas D. Allen
Thomas D. Allen
Authorized Officer, Chief Financial Officer and Principal Accounting Officer Date: May 5, 2011