Form 10-Q
period 2011-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2011-08-08
CIK 760326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 4, 2011
Common Stock, $0.001 par value	25,456,232

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2011
* * *

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,926	$32,578
Investments in available-for-sale securities	23,075	26,995
Accounts receivable, net of allowance for doubtful accounts of $1,135 and $1,394	9,567	16,754
Income tax refund receivable	187	13
Deferred tax assets, net	2,944	2,944
Prepaid programming and production costs	6,207	5,228
Other current assets	2,743	2,805

Total current assets	80,649	87,317

Property, plant and equipment, net	11,823	12,315
Amortizable intangible assets, net	489	513
Goodwill	43,160	43,160
Investments in auction-rate securities	5,100	5,075
Deferred tax assets, net	3,027	1,774
Subscriber acquisition fees	2,170	2,963
Deposits and other assets	512	535

Totals	$146,930	$153,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,512	$14,011
Deferred revenue	489	516
Current portion of deferred obligations	42	54
Current portion of unfavorable lease	156	149
Income taxes payable	163	2,399

Total current liabilities	11,362	17,129

Deferred obligations	149	136
Unfavorable lease	765	845

Total liabilities	12,276	18,110

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,461 and 25,354 shares issued and outstanding	25	25
Additional paid-in capital	168,213	167,437
Accumulated other comprehensive loss	(327)	(352)
Accumulated deficit	(33,257)	(31,568)

Total stockholders’ equity	134,654	135,542

Totals	$146,930	$153,652

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Advertising	$7,313	$7,253	$14,898	$14,545
Subscriber fees	4,995	4,504	9,742	9,335
Production services	2,219	5,072	4,699	10,770

Total revenues	14,527	16,829	29,339	34,650

Cost of services:
Programming	1,935	1,634	3,565	3,224
Satellite transmission fees	400	393	799	784
Production and operations	3,919	5,906	8,472	12,719
Other direct costs	72	109	164	221

Total cost of services	6,326	8,042	13,000	16,948

Other expenses:
Advertising	1,170	979	1,475	1,265
Selling, general and administrative	7,899	8,536	16,182	18,933
Depreciation and amortization	698	928	1,444	1,839

Total other expenses	9,767	10,443	19,101	22,037

Loss from operations	(1,566)	(1,656)	(2,762)	(4,335)

Interest and other income, net	8	15	17	27

Loss from operations before income taxes	(1,558)	(1,641)	(2,745)	(4,308)

Income tax benefit	(699)	(485)	(1,056)	(1,639)

Net loss	$(859)	$(1,156)	$(1,689)	$(2,669)

Loss per common share data:
Basic	$(0.03)	$(0.05)	$(0.07)	$(0.11)

Diluted	$(0.03)	$(0.05)	$(0.07)	$(0.11)

Weighted average common shares outstanding:
Basic	24,799	24,488	24,648	24,470

Diluted	24,799	24,488	24,648	24,470

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2011
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2010	25,354	$25	$167,437	$(352)	$(31,568)	$135,542

Comprehensive income (loss):
Net loss	—	—	—	—	(1,689)	(1,689)
Change in fair value of available-for-sale and auction-rate securities	—	—	—	25	—	25

Total comprehensive loss	—	—	—	—	—	(1,664)

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	222	—	—	—	—	—

Share-based employee and service provider compensation expense	—	—	1,576	—	—	1,576

Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(115)	—	(800)	—	—	(800)

Balance, June 30, 2011	25,461	$25	$168,213	$(327)	$(33,257)	$134,654

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net loss	$(1,689)	$(2,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,444	1,839
Amortization of subscriber acquisition fees	798	770
Loss on sale of equipment	29	101
Gain on sale of available-for-sale and auction-rate securities	—	(11)
Provision for doubtful accounts	151	470
Share-based employee and service provider compensation	1,576	1,809
Deferred tax benefit, net	(1,253)	(1,639)

Changes in operating assets and liabilities:
Accounts receivable	7,036	4,473
Income tax refund receivable and payable, net	(2,410)	(676)
Prepaid programming costs	(979)	296
Other current assets	62	(423)
Deposits and other assets	3	45
Subscriber acquisition fees	(191)	(441)
Accounts payable and accrued expenses	(3,322)	(4,285)
Deferred revenue	(27)	370
Deferred obligations	1	(136)
Unfavorable lease obligations	(73)	(66)

Net cash provided by (used in) operating activities	1,156	(173)

Investing activities:
Purchases of property, plant and equipment	(843)	(614)
Purchase of intangibles	(85)	—
Proceeds from sale of equipment	—	93
Purchases of available-for-sale securities	(38,134)	(48,984)
Proceeds from sale of available-for-sale and auction-rate securities	42,054	65,900

Net cash provided by investing activities	2,992	16,395

Financing activities:
Purchase of treasury stock	(800)	(598)
Purchase and retirement of treasury stock related to stock repurchase program	—	(341)

Net cash used in financing activities	(800)	(939)

Net increase in cash and cash equivalents	3,348	15,283
Cash and cash equivalents, beginning of period	32,578	20,848

Cash and cash equivalents, end of period	$35,926	$36,131

Supplemental disclosure of cash flow information:

Income taxes paid	$2,567	$665

Supplemental disclosures of non-cash investing and financing activities:

Effect of net increase in fair value of available-for-sale and auction-rate securities	$25	$64

Property, plant and equipment costs incurred but not paid	$9	$127

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share data)
NOTE 1—ORGANIZATION AND BUSINESS
Description of Operations
Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns OC Corporation which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, which is the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. Outdoor Channel Holdings also wholly owns Winnercomm, Inc., which in turn wholly owns CableCam, LLC and SkyCam, LLC (collectively referred to as “Production Services”). The Production Services business relates to the production, development and marketing of sports programming and providing aerial camera services.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2011 and its results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 10, 2011 (the “2010 Annual Report”).
Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.
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

Our Board of Directors has discretion to allow our employees and Directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the three and six months ended June 30, 2011, approximately 53,000 and 115,000 shares were repurchased with a market value of approximately $329 and $800, respectively.
2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through June 30, 2011, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest annually over three to five years, however, some awards vest monthly or quarterly. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to shares equal to the current value of the units and, provided the holder has not elected to defer settlement, will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of June 30, 2011, options to purchase 300,000 shares of common stock, 597,100 restricted shares, 122,758 RSUs and 400,000 performance unit shares were outstanding. There were 961,303 shares of common stock available for future grant as of June 30, 2011.
Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of June 30, 2011, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.
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
The following tables summarize share-based compensation expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Nature of Award:
Restricted stock	$638	$674	$1,277	$1,715
RSUs	151	59	299	59
Options	—	12	—	35
Performance vesting	—	—	—	—

Total share-based compensation expense	$789	$745	$1,576	$1,809

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Classification of Compensation Expense:
Cost of services:
Production and operations	$62	$85	$119	$158
Other expenses:
Selling, general and administrative	727	660	1,457	1,651

Total share-based compensation expense	$789	$745	$1,576	$1,809

Stock Options
A summary of the status of the options granted under our stock incentive plans as of June 30, 2011 and the changes in options outstanding during the six months then ended is as follows:

		Weighted
		Average	Weighted Average
		Exercise	Remaining Contractual
Options	Shares	Price	Term (Yrs.)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	635	$12.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(85)	13.64

Outstanding at end of period	550	$12.35	1.30	$—

Vested or expected to vest at end of period	550	$12.35	1.30	$—

Exercisable at end of period	550	$12.35	1.30	$—

Additional information regarding options outstanding for all plans as of June 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)				(in thousands)
$12.10 — $12.10	300	0.30	$12.10	300	$12.10
$12.50 — $12.50	125	2.47	12.50	125	12.50
$12.80 — $12.80	125	2.55	12.80	125	12.80

Total	550	1.30	$12.35	550	$12.35

There were no options granted during the six months ended June 30, 2011 or 2010.
Restricted Stock
A summary of the status of our nonvested restricted shares as of June 30, 2011 and the changes in restricted shares outstanding during the six months then ended is as follows:

	Six Months Ended
	June 30, 2011
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at beginning of period	713	$6.65
Granted	146	7.67
Vested	(254)	6.65
Forfeited	(8)	7.65

Nonvested at end of period	597	$6.89

During the six months ended June 30, 2011 and 2010, we issued 146,000 and 142,000 shares, respectively, of restricted stock to employees while 8,000 and 138,000 shares of restricted stock, respectively, were canceled due to employee turnover.

Restricted Stock Units
A summary of the status of our RSUs as of June 30, 2011 and the changes in RSUs outstanding during the six months then ended is as follows:

	Six Months Ended
	June 30, 2011
		Weighted
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value
	(in thousands)
RSUs outstanding at beginning of period	101	$5.97
Granted	106	5.66
Vested	(84)	5.71
Forfeited	—	—

Nonvested at end of period	123	$5.70

During the six months ended June 30, 2011 and 2010, we granted 106,000 and 100,500 RSUs, respectively, subject to time-based vesting to the non-executive members of our Board of Directors. As of June 30, 2011, the vesting and settlement of one grant totaling 16,750 RSUs was deferred at the election of its holder. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the one year vesting period.
Expense to be Recognized
Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of June 30, 2011 are as follows:

	June 30, 2011
		Weighted Average
	Expense Yet to be	Remaining Requisite
	Recognized	Service Periods
Restricted stock	$3,038	1.7 years
RSUs	539	0.9 year

Total	$3,577	1.6 years

NOTE 3—EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted earnings (loss) per common share reflects the potential dilution of securities by including common stock equivalents, such as unvested restricted stock and stock units in the weighted average number of common shares outstanding for a period, if dilutive.
The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average shares used to calculate basic earnings (loss) per share	24,799	24,488	24,648	24,470
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options, performance units, unvested restricted stock and stock units	—	—	—	—

Weighted average shares used to calculate diluted earnings (loss) per share	24,799	24,488	24,648	24,470

For the three months ended June 30, 2011 and 2010, unvested restricted stock, outstanding options and performance units to purchase a total of approximately 984,000 and 1,566,000 shares of common stock, respectively, were not included in the calculation of diluted loss per share because their effect was antidilutive. For the six months ended June 30, 2011 and 2010, unvested restricted stock, outstanding options and performance units to purchase a total of approximately 984,000 and 1,550,000 shares of common stock, respectively, were not included in the calculation of diluted loss per share because their effect was antidilutive.
NOTE 4—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
Assets recorded at fair value in the balance sheet as of June 30, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.
We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at June 30, 2011:

		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$35,926	$35,926	$—	$—
Investments in available-for-sale securities (2)	23,075	23,075	—	—
Non-current investments in auction-rate securities (3)	5,100	—	—	5,100

Total	$64,101	$59,001	$—	$5,100

(1)	Cash and cash equivalents consist primarily of treasury bills, commercial paper and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments in available-for-sale securities consist of treasury bills, tax-exempt government securities and commercial paper with original maturity dates in excess of three months, for which we determine fair value through quoted market prices.

(3)	Investments in auction-rate securities consist of one auction-rate municipal security and one closed-end perpetual preferred auction-rate security (“PPS”). We use a discounted cash flow analysis to more accurately measure possible liquidity discounts.
As of June 30, 2011, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded an unrealized gain on our PPS of $14 and $25 in the three and six months ended June 30, 2011, respectively. As a result of the lack of liquidity in the PPS market, we have an unrealized loss on our PPS of $327, which is included in accumulated other comprehensive loss on our consolidated balance sheet as of June 30, 2011. We deemed the loss to be temporary because we do not plan to sell any of the PPS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $35,926 and our expected operating cash flows, we do not believe a lack of liquidity associated with our PPS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. We are not certain how long we may be required to hold each security. However, given our current cash and cash equivalent position, short-term investments in available-for-sale securities, and cash flow from operations, we believe we have the ability and we intend to hold the failed PPS as long-term investments until the market stabilizes.
All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2011 were auction-rate securities. The one closed-end perpetual preferred auction-rate security totaling $2,880 had an interest rate of 1.44% and an auction reset of 28 days. The municipal security totaling $2,220 had an interest rate of 1.09%, an auction reset of 28 days and a maturity date of December 1, 2045. As of June 30, 2011 the next auction reset date for both securities was July 5, 2011. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and six month periods ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Auction-Rate Securities:
Balance at beginning of period	$5,086	$5,075
Unrealized gain included in accumulated other comprehensive loss	14	25

Balance as of June 30, 2011	$5,100	$5,100

We consider the yields we recognize from auction-rate securities and from cash held in treasury bills, commercial paper and money market accounts to be interest income and are recorded in interest and other income, net for the three and six months ended June 30, 2011 and 2010 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income	$30	$39	$61	$66
Interest expense	(22)	(24)	(44)	(50)
Gain on redemption of available-for-sale and auction-rate securities	—	—	—	11

Total interest and other income, net	$8	$15	$17	$27

NOTE 5—COMPREHENSIVE INCOME (LOSS)
The following table provides the composition of other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss, as reported	$(859)	$(1,156)	$(1,689)	$(2,669)
Unrealized gain on available-for-sale and auction-rate securities	14	54	25	64

Comprehensive loss	$(845)	$(1,102)	$(1,664)	$(2,605)

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
Intangible assets that are subject to amortization consist of the following as of June 30, 2011:

	June 30, 2011
		Accumulated
	Gross	Amortization	Net
Trademark	$219	$211	$8
Internet domain names	172	113	59
Customer relationships	980	607	373
Patents	90	41	49

Total amortizable intangible assets	$1,461	$972	$489

As of June 30, 2011, the weighted average amortization period for the above intangibles is 2.4 years. Based on our most recent analysis, we believe that no impairment exists at June 30, 2011 with respect to our goodwill and other intangible assets. For the six months ended June 30, 2011 and 2010, we recognized amortization expense related to the intangible assets of $107 and $194, respectively.
Estimated future amortization expense related to intangible assets at June 30, 2011 is as follows:

Years Ending December 31,	Amount
2011 (remaining 6 months)	$115
2012	204
2013	165
2014	5

Total	$489

NOTE 7—LINES OF CREDIT
On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of June 30, 2011 and 2010, respectively) plus 0.25% or LIBOR (0.1875% and 0.35% as of June 30, 2011 and 2010, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of June 30, 2011, we did not have any amounts outstanding under this credit facility and we were in compliance with all of the Revolver covenants. This Revolver is guaranteed by TOC.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Trade accounts payable	$906	$3,137
Accrued payroll and related expenses	2,543	3,554
Estimated make-good accrual	1,623	1,587
Estimated most-favored nation accrual	2,003	1,750
Accrued launch support commitment	—	185
Accrued expenses	3,437	3,798

Total	$10,512	$14,011

NOTE 9—INCOME TAX BENEFIT
The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
We file income tax returns in the United States and various state and local tax jurisdictions. We have state net operating losses and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.
NOTE 10—RELATED PARTY TRANSACTIONS
We lease certain of our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement had a five-year term and expired on December 31, 2010. In January 2011 we entered into a six-month lease with Musk Ox Properties, LP. In June 2011 we entered into another six-month lease with Musk Ox Properties, LP. Monthly rent payments for the new lease, which will expire on December 31, 2011, are approximately $19. We paid Musk Ox Properties, LP approximately $57 and $57 in the three months ended June 30, 2011 and 2010, respectively, and $115 and $115 in the six months ended June 30, 2011 and 2010, respectively. We recognized rent expense related to this lease of $57 and $53 in the three months ended June 30, 2011 and 2010, respectively, and $115 and $107 in the six months ended June 30, 2011 and 2010, respectively.
We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $129 and $129 in the three months ended June 30, 2011 and 2010, respectively, and $253 and $248 in the six months ended June 30, 2011 and 2010, respectively. We recognized rent expense related to this lease of $71 and $71 in the three months ended June 30, 2011 and 2010, respectively, and $137 and $144 in the six months ended June 30, 2011 and 2010, respectively.
In October 2010 we engaged WATV, LLC to produce one off-road motorsport series for a total contract value of $390. Roger L. Werner, Chief Executive Officer, is a partner in WATV. During 2011, we paid WATV $237 related to the production of this series.
We license a program on a barter basis that is produced by an entity owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The program airs during off-peak hours and the license period is from March 2009 through March 2012. The value of this barter arrangement is not considered material to our consolidated financial statements.
NOTE 11—COMMITMENTS AND CONTINGENCIES
From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.
We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2016. Generally, the most significant lease is our satellite lease.

Rental expenses including satellite and transponder expense, equipment and facilities rent expense, aggregated to approximately $731 and $722 for the three months ended June 30, 2011 and 2010, respectively, and $1,444 and $1,588 for the six months ended June 30, 2011 and 2010, respectively.
In addition to the lease commitments noted in Note 10, we also have operating leases for general office and production facilities in Tulsa, OK, Chatsworth, CA, New York City, Chicago, IL and Greenwich, CT with varying expiration dates ranging from June 2011 through May 2016.
NOTE 12—SEGMENT INFORMATION
We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. We have two reporting segments, TOC and Production Services. TOC is a separate business activity that broadcasts television programming on Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue primarily from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and providing aerial camera services. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from website design, management, marketing and hosting services. Intersegment revenues were generated by Production Services of approximately $416 and $206, respectively, for the three months ended June 30, 2011 and 2010, and intersegment cost of services were generated by Production Services of approximately $516 and $345, respectively, for the three months ended June 30, 2011 and 2010. Intersegment revenues were generated by Production Services of approximately $1,000 and $728, respectively, for the six months ended June 30, 2011 and 2010, and intersegment cost of services were generated by Production Services of approximately $1,016 and $835, respectively, for the six months ended June 30, 2011 and 2010.
Information with respect to these reportable segments as of and for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
TOC	$12,308	$11,757	$24,640	$23,880
Production Services	2,635	5,278	5,699	11,498
Eliminations	(416)	(206)	(1,000)	(728)

Total revenues	$14,527	$16,829	$29,339	$34,650

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (Loss) from Operations
TOC*	$190	$(233)	$466	$(634)
Production Services*	(1,856)	(1,562)	(3,244)	(3,808)
Eliminations	100	139	16	107

Total loss from operations	$(1,566)	$(1,656)	$(2,762)	$(4,335)

	June 30,	December 31,
	2011	2010
Total Assets
TOC	$84,572	$87,783
Production Services	2,262	6,833
Corporate assets*	60,314	59,270
Eliminations	(218)	(234)

Total assets	$146,930	$153,652

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Depreciation and Amortization
TOC	$335	$413	$725	$818
Production Services	363	515	719	1,021

Total depreciation and amortization	$698	$928	$1,444	$1,839

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with either TOC or Production Services. We allocate a portion of these expenses to our Production Services segment, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.
NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued an accounting standard update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the guidance to impact its consolidated financial statements.
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
These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include, but are not limited to, risks and uncertainties which are included in “Item 1A. Risk Factors” of our latest Form 10-K and other risks and uncertainties discussed elsewhere in this report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
Management’s discussion and analysis of result of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our 2010 Annual Report.
Significant components of management’s discussion and analysis of results of operations and financial condition include:
•	Overview. The overview section provides a summary of our business.

•	Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and six months ended June 30, 2011 compared to the quarter and six months ended June 30, 2010.

•	Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and six months ended June 30, 2011 compared to the quarter and six months ended June 30, 2010

•	Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
OVERVIEW AND STRATEGY
Outdoor Channel Holdings, Inc. is an entertainment and media company. We are organized into two operating segments, Outdoor Channel (or “TOC”) and Production Services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our two operating segments follows.
Our core business is the development, production and broadcast of traditional outdoor programming such as hunting, fishing, shooting and off-road motor sports. With hunting season being in the second half of the calendar year, the success of our hunting programming during this same time has been the main driver of our stronger financial performance in the second half of the year. We are now broadening our programming offerings in the first half of the year in an attempt to improve our financial performance during that same period. As such, we have expanded our fishing programming in 2011 with notable fishing programs like Bassmasters, Madfin Shark Series, Spanish Fly and Zona. In addition, we recently announced a joint venture, Major League Fishing, with 24 of the top anglers in the United States to provide us with opportunities to bolster this type of programming beginning in 2012. Overall, in addition to increasing revenue opportunities in the first half of the year, we believe this strategy will generate growth in our revenue from improving our program viewership ratings and increasing our distribution.

While our Winnercomm production entity within our Production Services group is closely aligned with our core focus on outdoor programming, it also produces scripted and live event sports television. Although not part of the Company’s core outdoor business, our aerial camera business, which we acquired along with the purchase of Winnercomm in 2009, is the dominant leader in overhead aerial production, and we believe it is a unique asset which has meaningful growth opportunities and is increasing in value. It is a capital intensive business, and in order to accelerate its growth, we may seek a strategic partnership for this business in the future.
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
Our advertising revenue for TOC consists of advertising bought on our cable network and advertising revenue related to ads placed on our website, outdoorchannel.com. Advertising revenues are generally driven by audience delivery, which in turn are determined by our subscriber base and the ratings our programs achieve in those homes. A portion of TOC’s advertising contracts, primarily those with national non-endemic advertisers, may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts at the time we enter into such contracts. We base our estimate of audience size on our Nielsen ratings from prior years. If after running the advertising we determine we did not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue, and we then provide the advertiser with additional advertising time to reach the aggregate minimum audience that we guaranteed and then recognize such revenue at that time. Any estimated make-good accrual is adjusted throughout the terms of the advertising contracts. During the first six months of 2011, TOC’s Nielsen reported ratings for our program offerings have declined from year-ago levels which have had an adverse impact on our ability to increase our reported advertising revenues for TOC. Preliminary ratings estimates from Nielsen for July 2011 show an increase in year-over-year ratings for all dayparts. The continued growth of our advertising revenues will, to a certain extent, be dependent on the growth of our audience viewing and subscriber base, as well as the general health of the advertising marketplace.
For June 2011, Nielsen estimated that Outdoor Channel had 34.8 million subscriber homes compared to 36.2 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month, and for August 2011 Nielsen’s estimate was at 34.1 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, and has been the case in our instance, we have seen the difference between the Nielsen reported Outdoor Channel subscriber count and our paying subscriber count decrease over the past year with Nielsen reporting a decrease in subscriber count while our paying subscriber count has increased. There can be no assurances that there will be any correlation between the actual growth or decline in our paying subscribers compared to Nielsen’s estimate of such growth or decline.
We continue to pursue subscriber growth by utilizing various incentives, including offering lower per-subscriber fees for broader distribution, payment of subscriber acquisition or launch support fees and committing TOC marketing dollars among other tactics. Any subscriber acquisition or launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense as other direct costs. Marketing commitments are expensed when the underlying advertising is run. If we are successful with these tactics, our net subscriber fee revenue may decrease and/or our marketing expense might increase over the short-term future.
Production Services
Production Services is comprised of our wholly owned subsidiary, Winnercomm, Inc., which in turn wholly owns CableCam, LLC and SkyCam, LLC. These businesses are involved in the production, development and marketing of sports programming and providing aerial camera services. Production Services revenues include revenue from sponsorship, sales representation fees on television advertising sold on behalf of client advertisers, revenue from production services for customer-owned telecasts, revenue from camera services for customer-owned telecasts and revenue from website design, management, marketing and hosting fees.
Since our acquisition of Winnercomm and its aerial camera business in January 2009, we have been focused on eliminating Winnercomm’s low margin production and non-strategic business and returning the Production Services unit to profitability. In addition to focusing on higher margin production business, our Winnercomm unit is increasingly being used to produce high quality programming for TOC. This has resulted in a material reduction of Winnercomm’s revenues and gross margins, which should begin to level in 2012.

In the second half of 2011, both our Winnercomm and aerial camera businesses will be moving facilities which will adversely affect their operating expenses during the period, but which will reduce their expenses beginning in 2012. We also expect to complete our litigation against ActionCam this year which would also significantly reduce our selling, general and administrative costs at our Production Services segment in 2012.
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
CONSOLIDATED RESULTS OF OPERATIONS
Our consolidated results of operations are presented below for the quarter and six months ended June 30, 2011 and 2010.
Comparison of Consolidated Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2011	2010	$	%	2011	2010
Revenues:
Advertising	$7,313	$7,253	$60	1%	50%	43%
Subscriber fees	4,995	4,504	491	11	34	27
Production services	2,219	5,072	(2,853)	(56)	15	30

Total revenues	14,527	16,829	(2,302)	(14)	100	100

Cost of services:
Programming	1,935	1,634	301	18	13	10
Satellite transmission fees	400	393	7	2	3	2
Production and operations	3,919	5,906	(1,987)	(34)	27	35
Other direct costs	72	109	(37)	(34)	1	1

Total cost of services	6,326	8,042	(1,716)	(21)	44	48

Other expenses:
Advertising	1,170	979	191	20	8	6
Selling, general and administrative	7,899	8,536	(637)	(8)	54	51
Depreciation and amortization	698	928	(230)	(25)	5	6

Total other expenses	9,767	10,443	(676)	(7)	67	62

Loss from operations	(1,566)	(1,656)	90	(5)	(11)	(10)

Interest and other income, net	8	15	(7)	(47)	—	—

Loss from operations before income taxes	(1,558)	(1,641)	83	(5)	(11)	(10)

Income tax benefit	(699)	(485)	(214)	44	(5)	(3)

Net loss	$(859)	$(1,156)	$297	(26)%	(6)%	(7)%

(percentages may not add due to rounding)

Comparison of Consolidated Operating Results for the Six Months Ended June 30, 2011 and June 30, 2010
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2011	2010	$	%	2011	2010
Revenues:
Advertising	$14,898	$14,545	$353	2%	51%	42%
Subscriber fees	9,742	9,335	407	4	33	27
Production services	4,699	10,770	(6,071)	(56)	16	31

Total revenues	29,339	34,650	(5,311)	(15)	100	100

Cost of services:
Programming	3,565	3,224	341	11	12	9
Satellite transmission fees	799	784	15	2	3	2
Production and operations	8,472	12,719	(4,247)	(33)	29	37
Other direct costs	164	221	(57)	(26)	1	1

Total cost of services	13,000	16,948	(3,948)	(23)	44	49

Other expenses:
Advertising	1,475	1,265	210	17	5	4
Selling, general and administrative	16,182	18,933	(2,751)	(15)	55	55
Depreciation and amortization	1,444	1,839	(395)	(22)	5	5

Total other expenses	19,101	22,037	(2,936)	(13)	65	64

Loss from operations	(2,762)	(4,335)	1,573	(36)	(9)	(13)

Interest and other income, net	17	27	(10)	(37)	—	—

Loss from operations before income taxes	(2,745)	(4,308)	1,563	(36)	(9)	(12)

Income tax benefit	(1,056)	(1,639)	583	(36)	(4)	(5)

Net loss	$(1,689)	$(2,669)	$980	(37)%	(6)%	(8)%

(percentages may not add due to rounding)
Revenues
Total revenues for the three months ended June 30, 2011 were $14.5 million, a decrease of $2.3 million, or 14%, compared to revenues of $16.8 million for the three months ended June 30, 2010. Total revenues for the six months ended June 30, 2011 were $29.3 million, a decrease of $5.3 million, or 15%, compared to revenues of $34.7 million for the six months ended June 30, 2010. Both the three-month and six-month revenue declines were due primarily to lower revenue at our Production Services unit partially offset by increases in our subscriber fee revenue and our advertising revenue, all as discussed further in our segment results of operations below. Although moderating somewhat, we expect to see continued decreases in year-over-year revenue at our Production Services segment this year as we cycle through the business we terminated in 2010. Revenue growth at our TOC unit will be moderated by a slowdown in endemic and online advertising revenues as further described in our segment results below.
Cost of Services
Total cost of services for the three months ended June 30, 2011 were $6.3 million, a decrease of $1.7 million, or 21%, compared to cost of services of $8.0 million for the three months ended June 30, 2010. Total cost of services for the six months ended June 30, 2011 were $13.0 million, a decrease of $3.9 million, or 23%, compared to cost of services of $16.9 million for the six months ended June 30, 2010. The decreases in both the three-month and six-month periods were primarily driven by lower production costs at our Production Services unit, net of increases in programming and operational expenses at our Outdoor Channel unit, as further discussed in the segment results of operations below. Cost of sales at our Production Services segment for the back half of 2011 will continue to decline on a year-over-year basis reflecting the business that we cancelled or was non-renewed in 2010.

Other Expenses
Advertising expenses for the three months ended June 30, 2011 were $1.2 million, a 20% increase compared to $979,000 for the three months ended June 30, 2010, and were primarily due to increased spending on advertising materials, programs and campaigns. Our advertising expenses for the six months ended June 30, 2011 were $1.5 million, a 17% increase compared to $1.3 million for the six months ended June 30, 2010, and were primarily due to increased spending on advertising campaigns.
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2011 were $7.9 million, an 8% decrease compared to SG&A expenses of $8.5 million for the three months ended June 30, 2010. SG&A expenses for the six months ended June 30, 2011 were $16.2 million, a 15% decrease compared to SG&A expenses of $18.9 million for the six months ended June 30, 2010. The decrease in SG&A was primarily due to lower professional fees related to public company and corporate governance matters, a decrease in accounting fees, reduced payroll and related compensation expenses associated with a reduction in headcount at our Production Services unit, and a decrease in the provision for doubtful accounts at our Production Services unit as further discussed in the segment results of operations below.
Depreciation and amortization expense for the three months ended June 30, 2011 was $698,000, a 25% decrease compared to depreciation and amortization expense of $928,000 for the three months ended June 30, 2010. Depreciation and amortization expense for the six months ended June 30, 2011 was $1.4 million, a 22% decrease compared to depreciation and amortization expense of $1.8 million for the six months ended June 30, 2010. The decrease primarily relates to more assets having become fully depreciated than depreciation on assets acquired in the preceding twelve month period.
Loss from Operations
Loss from operations for the three months ended June 30, 2011 was $1.6 million, a decrease of $90,000 compared to a loss of $1.7 million for the three months ended June 30, 2010. Loss from operations for the six months ended June 30, 2011 was $2.8 million, a decrease of $1.6 million compared to a loss of $4.3 million for the six months ended June 30, 2010. As discussed below in our segment results of operations, the decrease in our loss was driven primarily by a decrease in SG&A expenses.
Interest and Other Income, Net
Interest and other income, net for the three months ended June 30, 2011 was income of $8,000, a decrease of $7,000 compared to income of $15,000 for the three months ended June 30, 2010. Interest and other income, net for the six months ended June 30, 2011 was income of $17,000, a decrease of $10,000 compared to income of $27,000 for the six months ended June 30, 2010. The decrease was primarily due to lower interest rates on our cash equivalents and investments in available-for-sale securities.
Loss from Operations Before Income Taxes
Loss from operations before income taxes as a percentage of revenues was 11% for the three months ended June 30, 2011 compared to 10% for the three months ended June 30, 2010. Loss from operations before income taxes as a percentage of revenues was 9% for the six months ended June 30, 2011 compared to 12% for the six months ended June 30, 2010 due primarily to lower SG&A expenses and a lower proportion of our overall revenue being contributed by our lower margin Production Services unit.
Income Tax Benefit
Income tax benefit for the three months ended June 30, 2011 was $699,000 compared to $485,000 for the three months ended June 30, 2010. Our income tax benefit for the six months ended June 30, 2011 was $1.1 million compared to $1.6 million for the six months ended June 30, 2010. The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).
The income tax benefit for the three months ended June 30, 2011 and 2010 included a discrete tax expense related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded of $(60,000) and $243,000, respectively, and $13,000 and $243,000 respectively, for the tax benefit for the six months ended June 30, 2011 and 2010.

Net Loss
Net loss for the three months ended June 30, 2011 was $859,000, a decrease of $297,000 compared to a net loss of $1.2 million for the three months ended June 30, 2010. Our net loss for the six months ended June 30, 2011 was $1.7 million, an improvement of $980,000 compared to a net loss of $2.7 million for the six months ended June 30, 2010.
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
TOC
Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and June 30, 2010
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Revenues:
Advertising	$7,313	$7,253	$60	1%	$14,898	$14,545	$353	2%
Subscriber fees	4,995	4,504	491	11	9,742	9,335	407	4

Total revenues	12,308	11,757	551	5	24,640	23,880	760	3

Cost of services:
Programming	2,085	1,783	302	17	3,842	3,475	367	11
Satellite transmission fees	400	393	7	2	799	784	15	2
Production and operations	1,765	1,588	177	11	3,933	3,604	329	9
Other direct costs	72	109	(37)	(34)	164	221	(57)	(26)

Total cost of services	4,322	3,873	449	12	8,738	8,084	654	8

Other expenses:
Advertising	1,170	979	191	20	1,475	1,264	211	17
Selling, general and administrative	6,291	6,725	(434)	(7)	13,236	14,348	(1,112)	(8)
Depreciation and amortization	335	413	(78)	(19)	725	818	(93)	(11)

Total other expenses	7,796	8,117	(321)	(4)	15,436	16,430	(994)	(6)

Income (loss) from operations	$190	$(233)	$423	(182)%	$466	$(634)	$1,100	(174)%

(percentages may not add due to rounding)
Revenues
Advertising revenue for the three months ended June 30, 2011 was $7.3 million, an increase of $60,000, or 1%, compared to $7.2 million for the three months ended June 30, 2010. Advertising revenue for the six months ended June 30, 2011 was $14.9 million, an increase of $353,000, or 2%, compared to $14.5 million for the six months ended June 30, 2010. The increase in advertising revenue for the three months ended June 30, 2011 as compared to the same period a year ago was due primarily to an increase in short-form and time-buy advertising on higher pricing, largely offset by lower website and infomercial revenues. The increase for the six months ended June 30, 2011 was due primarily to an increase in short-form and time-buy advertising on higher pricing, net of lower infomercial revenues. We are currently seeing a softening of advertising demand from endemic advertisers and continued year-over-year declines in our online advertising revenues which may jeopardize any advertising revenue growth in the back half of 2011.

Subscriber fees for the three months ended June 30, 2011 were $5.0 million, an increase of $491,000, or 11%, compared to $4.5 million for the three months ended June 30, 2010. Subscriber fees for the six months ended June 30, 2011 were $9.7 million, an increase of $407,000, or 4%, compared to $9.3 million for the six months ended June 30, 2010. This increase in subscriber fees was primarily due to increased rates and to a decrease in the change in our estimated potential most-favored nation liabilities related to our distributors.
Cost of Services
Programming expenses for the three months ended June 30, 2011 were $2.1 million, an increase of $302,000, or 17%, compared to $1.8 million for the three months ended June 30, 2010. Programming expenses for the six months ended June 30, 2011 were $3.8 million, an increase of $367,000, or 11%, compared to $3.5 million for the six months ended June 30, 2010. This increase was due primarily to organizational costs related to Major League Fishing, a new programming venture, and to new, more expensive programs airing during the current year periods compared to the prior year periods and to non-capitalizable program development costs.
Satellite transmission fees for the three months ended June 30, 2011 were $400,000, an increase of $7,000, or 2%, compared to $393,000 for the three months ended June 30, 2010. Satellite transmission fees for the six months ended June 30, 2011 were $799,000, an increase of $15,000, or 2%, compared to $784,000 for the six months ended June 30, 2010. The increase was primarily due to contractual increases related to our uplink and transponder expenses.
Production and operations costs for the three months ended June 30, 2011 were $1.8 million, an increase of $177,000, or 11%, compared to $1.6 million for the three months ended June 30, 2010. Production and operations costs for the six months ended June 30, 2011 were $3.9 million, an increase of $329,000, or 9%, compared to $3.6 million for the six months ended June 30, 2010. The increase in costs was driven primarily by increased broadband services costs as we continue to expand our online presence and improve our website.
Other direct costs for the three months ended June 30, 2011 were $72,000, a decrease of $37,000, or 34%, compared to $109,000 for the three months ended June 30, 2010. Other direct costs for the six months ended June 30, 2011 were $164,000, a decrease of $57,000, or 26%, compared to $221,000 for the six months ended June 30, 2010. This decrease was due primarily to a decrease in subscriber acquisition fees amortization.
Other Expenses
Advertising expenses for the three months ended June 30, 2011 were $1.2 million, an increase of $191,000, or 20%, compared to $979,000 for the three months ended June 30, 2010 due primarily to increased spending on advertising materials, programs and campaigns. Advertising expenses for the six months ended June 30, 2011 were $1.5 million, an increase of $211,000, or 17%, compared to $1.3 million for the six months ended June 30, 2010 due primarily to increased discretionary spending on advertising campaigns.
SG&A expenses for the three months ended June 30, 2011 were $6.3 million, a decrease of $434,000, or 7%, compared to $6.7 million for the three months ended June 30, 2010. SG&A expenses for the six months ended June 30, 2011 were $13.2 million, a decrease of $1.1 million, or 8%, compared to $14.3 million for the six months ended June 30, 2010. The decrease for the three months ended June 30, 2011 relates primarily to decreases in professional fees, including our annual audit costs and tax advisory and compliance services, and a decrease in the provision for doubtful accounts. The decrease for the six months ended June 30, 2011 relates primarily to the same factors and also to a decrease in costs related to public company and corporate governance matters.
Depreciation and amortization for the three months ended June 30, 2011 was $335,000, a decrease of $78,000, or 19%, compared to $413,000 for the three months ended June 30, 2010. Depreciation and amortization for the six months ended June 30, 2011 was $725,000, a decrease of $93,000, or 11%, compared to $818,000 for the six months ended June 30, 2010. The decrease in depreciation and amortization primarily relates to more fixed assets becoming fully depreciated over the past year than depreciation on fixed asset additions in that same period.
Income (Loss) from Operations
Income from operations for the three months ended June 30, 2011 was income of $190,000 compared to an operating loss of $233,000 for the three months ended June 30, 2010. Income from operations for the six months ended June 30, 2011 was income of $466,000 compared to an operating loss of $634,000 for the six months ended June 30, 2010. As discussed above, the improvement in our income (loss) from operations was driven primarily by reductions in SG&A expenses.

Production Services
Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and June 30, 2010
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Revenues:
Production services	$2,635	$5,278	$(2,643)	(50)%	$5,699	$11,498	$(5,799)	(50)%

Total revenues	2,635	5,278	(2,643)	(50)	5,699	11,498	(5,799)	(50)

Cost of services:
Production and operations	2,520	4,514	(1,994)	(44)	5,278	9,699	(4,421)	(46)

Total cost of services	2,520	4,514	(1,994)	(44)	5,278	9,699	(4,421)	(46)

Other expenses:
Advertising	—	—	—	—	—	1	(1)	(100)
Selling, general and administrative	1,608	1,811	(203)	(11)	2,946	4,585	(1,639)	(36)
Depreciation and amortization	363	515	(152)	(30)	719	1,021	(302)	(30)

Total other expenses	1,971	2,326	(355)	(15)	3,665	5,607	(1,942)	(35)

Loss from operations	$(1,856)	$(1,562)	$(294)	19%	$(3,244)	$(3,808)	$564	(15)%

(percentages may not add due to rounding)
Revenues
Production services revenue for the three months ended June 30, 2011 was $2.6 million, a decrease of $2.6 million, or 50%, as compared to $5.3 million for the three months ended June 30, 2010. Production services revenue for the six months ended June 30, 2011 was $5.7 million, a decrease of $5.8 million, or 50%, as compared to $11.5 million for the six months ended June 30, 2010. The decrease in revenue for both the three and six month periods were due primarily to an expected reduction in the number of production contracts that were renewed in the current year period. Revenues for the back half of 2011 will continue to decline on a year-over-year basis reflecting the business we cancelled or was non-renewed in 2010.
Cost of Services
Production and operations costs for the three months ended June 30, 2011 were $2.5 million, a decrease of $2.0 million, or 44%, compared to $4.5 million for the three months ended June 30, 2010. Production and operations costs for the six months ended June 30, 2011 were $5.3 million, a decrease of $4.4 million, or 46%, compared to $9.7 million for the six months ended June 30, 2010. The decrease in costs for both the three and six month periods relate primarily to decreased production costs caused by fewer production contracts being renewed in the current year and reduced payroll and related compensation costs associated with a reduction in headcount. Cost of sales for the back half of 2011 will continue to decline on a year-over-year basis reflecting the business we cancelled or was non-renewed in 2010.
Other Expenses
SG&A expenses for the three months ended June 30, 2011 were $1.6 million, a decrease of $203,000, or 11%, compared to $1.8 million for the three months ended June 30, 2010. SG&A expenses for the six months ended June 30, 2011 were $2.9 million, a decrease of $1.6 million, or 36%, compared to $4.6 million for the six months ended June 30, 2010. The decrease for the three months ended June 30, 2011 relates primarily to reduced payroll and related compensation costs associated with a reduction in headcount and reduced rent expense resulting from the 2010 lease renewal of less square footage at our Winnercomm Tulsa office facilities, net of increased expenses related to a continued integration and restructuring costs of our sales staff and increased legal expenses related to our ActionCam litigation. The decrease for the six months ended June 30, 2011 relates primarily to reduced payroll and related compensation costs associated with a reduction in headcount, reduced professional fees, a reduction in our provision for doubtful accounts, and reduced rent expense resulting from the Winnercomm Tulsa Office 2010 lease renewal. In the fall, both the Winnercomm and the aerial camera businesses will be relocating to new facilities. We expect to incur moving related charges during the second half of 2011 but we will expect significant savings from lower rent and related efficiencies beginning in 2012. We also expect that our ActionCam litigation will be completed in the second half of 2011, which will eliminate a significant expense in 2012.

Depreciation and amortization for the three months ended June 30, 2011 was $363,000, a decrease of $152,000, or 30%, compared to $515,000 for the three months ended June 30, 2010. Depreciation and amortization for the six months ended June 30, 2011 was $719,000, a decrease of $302,000, or 30%, compared to $1.0 million for the six months ended June 30, 2010. The decrease in depreciation and amortization primarily relates to reduced amortization of leasehold improvements in the current year due to the renewal of less square footage at our Tulsa office lease and to certain intangible assets becoming fully amortized prior to the current year period.
Loss from Operations
Loss from operations for the three months ended June 30, 2011 was $1.9 million, an increase of $294,000 compared to an operating loss of $1.6 million for the three months ended June 30, 2010. Loss from operations for the six months ended June 30, 2011 was $3.2 million, a decrease of $564,000 compared to an operating loss of $3.8 million for the six months ended June 30, 2010. As discussed above, the increase in loss from operations for the three months ended June 30, 2011 as compared to the same prior year period was due primarily to sales integration and restructuring costs and increased legal expense, while the decrease in loss from operations for the six months ended June 30, 2011 as compared to the same prior year period was due primarily to reductions in SG&A expense and to reductions in personnel and related compensation and overhead costs.
LIQUIDITY AND CAPITAL RESOURCES
We generated $1.2 million of cash in our operating activities in the six months ended June 30, 2011, an increase of $1.3 million compared to a usage of cash of $173,000 in the six months ended June 30, 2010. Our cash and cash equivalent balance was $35.9 million at June 30, 2011, an increase of $3.3 million from the balance of $32.6 million at December 31, 2010. The increase in cash flows from operating activities in the six months ended June 30, 2011 compared to the same period in 2010 was due primarily to a reduction in our operating loss, lower payments of executive incentive compensation and lower subscriber acquisition payments, net of increased income tax payments. Net working capital decreased to $69.5 million at June 30, 2011, compared to $70.2 million at December 31, 2010.
Net cash provided by investing activities was $3.0 million in the six months ended June 30, 2011 compared to cash provided by investing activities of $16.4 million for the six months ended June 30, 2010. The decrease in cash provided by investing activities related principally to reduced net purchases of short-term available-for-sale securities partially offset by an increase in capital expenditures for fixed assets and intangibles.
As of June 30, 2011, we held $5.1 million of auction-rate securities classified as long-term assets. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed-end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at June 30, 2011, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.
We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.
Cash used by financing activities was $800,000 in the six months ended June 30, 2011 compared to cash used of $939,000 in the six months ended June 30, 2010. The cash used by financing activities in the six months ended June 30, 2011 and 2010 was principally the cash used for the purchase and retirement of treasury stock as recipients of stock awards used stock to satisfy withholding taxes related to vesting of restricted shares. Additionally, during the prior year period, cash used by financing activities also included the purchase and retirement of common stock in connection with the stock repurchase program.

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10.0 million. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% and 3.25% as of June 30, 2011 and 2010, respectively) plus 0.25% or LIBOR (0.1875% and 0.35% as of June 30, 2011 and 2010, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of June 30, 2011, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. As of June 30, 2011, we were in full compliance with all the covenants of the Revolver.
As of June 30, 2011, we had $59.0 million of cash and available-for-sale securities, and we expect that these funds and our cash flow from operations will meet our short-term cash flow requirements and be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or we desire to expand operations beyond current levels, we could draw on our Revolver or seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At June 30, 2011 and December 31, 2010, our non-current investment portfolio consists of two auction-rate securities with long-term maturities totaling $5.1 million and $5.1 million, respectively. Although these securities have rate reset features, they are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.
We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.
As of June 30, 2011 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.
“Item 3. Legal Proceedings” of our Form 10-K includes a discussion of our legal proceedings. Except as described below, there have been no material changes from the legal proceedings described in our 2010 Annual Report.
On July 27, 2011, a complaint was filed in the U.S. District Court, Northern District of Texas, by Ewell E. Parker, Jr. against Outdoor Channel Holdings, Inc., The Outdoor Channel, Inc. and a third party production company known as Reel In The Outdoors, Ltd. The complaint alleges contributory copyright infringement against Outdoor Channel Holdings, Inc. and The Outdoor Channel, Inc. This complaint seeks aggregate general damages in excess of $75,000 plus other indeterminable amounts plus fees and expenses.

ITEM 1A.	Risk Factors.
“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our 2010 Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1 *	Section 1350 Certification by Chief Executive Officer

32.2 *	Section 1350 Certification by Chief Financial Officer

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months Ended June 30, 2011; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Outdoor Channel Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.
/s/ Thomas D. Allen
Thomas D. Allen
Authorized Officer, Chief Financial Officer and Principal Accounting Officer Date: August 8, 2011