Form 10-Q
period 2011-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2011-11-08
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 4, 2011
Common Stock, $0.001 par value	25,437,044

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2011

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,129	$32,578
Investments in available-for-sale securities	33,047	26,995
Accounts receivable, net of allowance for doubtful accounts of $1,003 and $1,394	11,790	16,754
Income tax refund receivable	299	13
Deferred tax assets, net	2,944	2,944
Prepaid programming and production costs	6,003	5,228
Other current assets	4,535	2,805

Total current assets	86,747	87,317

Property, plant and equipment, net	12,259	12,315
Amortizable intangible assets, net	433	513
Goodwill	43,160	43,160
Investments in auction-rate securities	5,020	5,075
Deferred tax assets, net	1,432	1,774
Subscriber acquisition fees	1,802	2,963
Deposits and other assets	408	535

Totals	$151,261	$153,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,651	$14,011
Deferred revenue	2,102	516
Current portion of deferred obligations	48	54
Current portion of unfavorable lease	159	149
Income taxes payable	—	2,399

Total current liabilities	12,960	17,129
Deferred obligations	149	136
Unfavorable lease	724	845

Total liabilities	13,833	18,110

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,442 and 25,354 shares issued and outstanding	25	25
Additional paid-in capital	168,888	167,437
Accumulated other comprehensive loss	(307)	(352)
Accumulated deficit	(31,178)	(31,568)

Total controlling interest stockholders’ equity	137,428	135,542
Noncontrolling interest	—	—

Totals	$151,261	$153,652

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Advertising	$10,732	$11,225	$25,630	$25,770
Subscriber fees	5,018	4,194	14,760	13,529
Production services	3,175	7,480	7,874	18,250

Total revenues	18,925	22,899	48,264	57,549

Cost of services:
Programming	1,758	1,583	5,323	4,807
Satellite transmission fees	389	397	1,188	1,181
Production and operations	4,655	7,500	13,127	20,219
Other direct costs	77	132	241	353

Total cost of services	6,879	9,612	19,879	26,560

Other expenses:
Advertising	446	752	1,921	2,017
Selling, general and administrative	7,387	7,241	23,569	26,174
Depreciation and amortization	695	748	2,139	2,587

Total other expenses	8,528	8,741	27,629	30,778

Income from operations	3,518	4,546	756	211
Interest and other income, net	(2)	(5)	15	22

Income from operations before income taxes	3,516	4,541	771	233
Income tax provision	1,437	2,101	381	462

Net income (loss)	2,079	2,440	390	(229)
Net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income (loss) attributable to controlling interest	$2,079	$2,440	$390	$(229)

Earnings (loss) per common share data:
Basic	$0.08	$0.10	$0.02	$(0.01)

Diluted	$0.08	$0.10	$0.02	$(0.01)

Weighted average common shares outstanding:
Basic	24,874	24,460	24,791	24,482

Diluted	25,634	25,399	25,609	24,482

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2011

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Controlling Interest Stockholders’	Non controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Total
Balance, December 31, 2010	25,354	$25	$167,437	$(352)	$(31,568)	$135,542	$—	$135,542
Comprehensive income:
Net income	—	—	—	—	390	390	—	390
Change in fair value of available-for-sale and auction-rate securities	—	—	—	45	—	45	—	45

Total comprehensive income	—	—	—	—	—	435	—	435

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	219	—	—	—	—	—	—	—
Share-based employee and service provider compensation expense	—	—	2,351	—	—	2,351	—	2,351
Purchase and retirement of treasury stock related to employee and service provider share-based compensation activity	(131)	—	(900)	—	—	(900)	—	(900)
Cash contribution of noncontrolling interest	—	—	—	—	—	—	—	—

Balance, September 30, 2011	25,442	$25	$168,888	$(307)	$(31,178)	$137,428	$—	$137,428

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$390	$(229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,139	2,587
Amortization of subscriber acquisition fees	1,166	1,189
Loss on sale of equipment	31	109
Gain on sale of available-for-sale and auction-rate securities	—	(11)
Provision for doubtful accounts	123	457
Share-based employee and service provider compensation	2,351	2,486
Deferred tax provision, net	342	462
Changes in operating assets and liabilities:
Accounts receivable	4,841	1,312
Income tax refund receivable and payable, net	(2,685)	(785)
Prepaid programming costs	(775)	1,240
Other current assets	(1,730)	(861)
Deposits and other assets	97	108
Subscriber acquisition fees	(191)	(2,116)
Accounts payable and accrued expenses	(3,562)	(2,845)
Deferred revenue	1,586	545
Deferred obligations	7	(150)
Unfavorable lease obligations	(111)	(101)

Net cash provided by operating activities	4,019	3,397

Investing activities:
Purchases of property, plant and equipment	(1,531)	(943)
Purchase of intangibles	(85)	—
Proceeds from sale of equipment	—	107
Purchases of available-for-sale securities	(64,570)	(76,973)
Proceeds from sale of available-for-sale and auction-rate securities	58,618	87,900

Net cash provided by (used in) investing activities	(7,568)	10,091

Financing activities:
Purchase of treasury stock	(900)	(673)
Purchase and retirement of treasury stock related to stock repurchase program	—	(341)

Net cash used in financing activities	(900)	(1,014)

Net increase (decrease) in cash and cash equivalents	(4,449)	12,474
Cash and cash equivalents, beginning of period	32,578	20,848

Cash and cash equivalents, end of period	$28,129	$33,322

Supplemental disclosure of cash flow information:
Income taxes paid	$2,594	$785

Supplemental disclosures of non-cash investing and financing activities:
Effect of net increase in fair value of available-for-sale and auction-rate securities	$45	$75

Property, plant and equipment costs incurred but not paid	$389	$47

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share data)

NOTE 1—ORGANIZATION AND BUSINESS

Description of Operations

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries and consolidated affiliate, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns OC Corporation which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, which is the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. Outdoor Channel Holdings also wholly owns Winnercomm, Inc., which in turn wholly owns CableCam, LLC and SkyCam, LLC (collectively referred to as “Production Services”). The Production Services business relates to the production, development and marketing of sports programming and providing aerial camera services.

In August 2011, the Company entered into an agreement with Professional Bass Tour (“PBT”) to establish Major League Fishing LLC (“MLF”), a joint venture created to produce a new style of professional competitive bass fishing tournaments to air exclusively on The Outdoor Channel. The Company is a 50% owner in MLF, controls the venture’s board of managers and will fund 100% of the costs of the venture via preferred capital contributions bearing a priority return which must be redeemed before MLF can make profit distributions. Accordingly, the Company is deemed the primary beneficiary and MLF is being treated as a variable interest entity, as defined by ASC 810, and MLF has been consolidated in our accompanying financial statements. Profits shall be allocated pro rata in proportion to the number of membership interests of MLF and losses shall be allocated in a similar proportionate manner but only while a member’s capital account is positive. Losses in excess of member’s capital are not allocated to members but will be only allocated to the Company. As of September 30, 2011, the Company has contributed approximately $503 to MLF, no amounts have been contributed by PBT. MLF recorded a loss for the three and nine months ended September 30, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2011 and its results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 10, 2011 (the “2010 Annual Report”).

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

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

NOTE 2—STOCK INCENTIVE PLANS

The measurement and recognition of compensation expense is recognized in the financial statements over the service period for the fair value of all awards granted after January 1, 2006 as well as for existing awards for which the requisite service had not been rendered as of January 1, 2006. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. Outstanding options generally vest over a period ranging from 90 days to four years after the date of the grant and expire no more than ten years after the grant. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs but have awarded performance units, restricted stock and RSUs.

We have two stock incentive plans: 2004 Long-Term Incentive Plan (“LTIP Plan”) and Non-Employee Director Stock Option Plan (“NEDSOP”). No more options can be issued under the NEDSOP Plan. All awards issued under our plans are subject to terms and conditions as determined by our Board of Directors.

Our Board of Directors has discretion to allow our employees and directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the three and nine months ended September 30, 2011, approximately 16,000 and 131,000 shares were repurchased with a market value of approximately $100 and $900, respectively.

2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through September 30, 2011, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment if unvested. These awards generally vest annually over three to five years, however, some awards vest monthly or quarterly. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to shares equal to the current value of the units and, provided the holder has not elected to defer settlement, will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of September 30, 2011, options to purchase 300,000 shares of common stock, 539,200 restricted shares, 122,758 RSUs and 400,000 performance unit shares were outstanding. There were 964,303 shares of common stock available for future grant as of September 30, 2011.

Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of September 30, 2011, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

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

The following tables summarize share-based compensation expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Nature of Award:
Restricted stock	$624	$526	$1,901	$2,241
RSUs	151	151	450	210
Options	—	—	—	35

Total share-based compensation expense	$775	$677	$2,351	$2,486

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Classification of Compensation Expense:
Cost of services:
Production and operations	$59	$36	$178	$194
Other expenses:
Selling, general and administrative	716	641	2,173	2,292

Total share-based compensation expense	$775	$677	$2,351	$2,486

Stock Options

A summary of the status of the options granted under our stock incentive plans as of September 30, 2011 and the changes in options outstanding during the nine months then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	635	$12.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(85)	13.64

Outstanding at end of period	550	$12.35	1.05	$—

Vested or expected to vest at end of period	550	$12.35	1.05	$—

Exercisable at end of period	550	$12.35	1.05	$—

Additional information regarding options outstanding for all plans as of September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$12.10 — $12.10	300	0.04	$12.10	300	$12.10
$12.50 — $12.50	125	2.22	12.50	125	12.50
$12.80 — $12.80	125	2.30	12.80	125	12.80

Total	550	1.05	$12.35	550	$12.35

There were no options granted during the nine months ended September 30, 2011 or 2010.

Restricted Stock

A summary of the status of our nonvested restricted shares as of September 30, 2011 and the changes in restricted shares outstanding during the nine months then ended is as follows:

	Nine Months Ended September 30, 2011
	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested at beginning of period	713	$6.65
Granted	146	7.67
Vested	(309)	6.77
Forfeited	(11)	7.66

Nonvested at end of period	539	$6.84

During the nine months ended September 30, 2011 and 2010, we issued 146,000 and 262,000 shares, respectively, of restricted stock to employees while 11,000 and 148,000 shares of restricted stock, respectively, were canceled due to employee turnover.

Restricted Stock Units

A summary of the status of our RSUs as of September 30, 2011 and the changes in RSUs outstanding during the nine months then ended is as follows:

	Nine Months Ended September 30, 2011
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
	(in thousands)
RSUs outstanding at beginning of period	101	$5.97
Granted	106	5.66
Vested	(84)	5.71
Forfeited	—	—

Nonvested at end of period	123	$5.70

During the nine months ended September 30, 2011 and 2010, we granted 106,008 and 100,500 RSUs, respectively, subject to time-based vesting to the non-executive members of our Board of Directors. As of September 30, 2011, the vesting and settlement of one grant totaling 16,750 RSUs was deferred at the election of its holder. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the one year vesting period.

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of September 30, 2011 are as follows:

	September 30, 2011
	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods
Restricted stock	$2,472	1.5 years
RSUs	389	0.6 year

Total	$2,861	1.4 years

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares used to calculate basic earnings (loss) per share	24,874	24,460	24,791	24,482
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options, performance units, unvested restricted stock and stock units	760	939	818	—

Weighted average shares used to calculate diluted earnings (loss) per share	25,634	25,399	25,609	24,482

For the three months ended September 30, 2011 and 2010, unvested restricted stock, outstanding options and performance units to purchase a total of approximately 965,000 and 1,335,000 shares of common stock, respectively, were not included in the calculation of diluted loss per share because their effect was antidilutive. For the nine months ended September 30, 2011 and 2010, unvested restricted stock, outstanding options and performance units to purchase a total of approximately 973,000 and 1,341,000 shares of common stock, respectively, were not included in the calculation of diluted loss per share because their effect was antidilutive.

NOTE 4—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Assets recorded at fair value in the balance sheet as of September 30, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and are as follows:

Level 1 –	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 –	Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at September 30, 2011:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$28,129	$28,129	$—	$—
Investments in available-for-sale securities (2)	33,047	33,047	—	—
Non-current investments in auction-rate securities (3)	5,020	—	—	5,020

Total	$66,196	$61,176	$—	$5,020

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

(3)

Investments in auction-rate securities consist of one auction-rate municipal security and one closed-end perpetual preferred auction-rate security. We use a discounted cash flow analysis to more accurately measure possible liquidity discounts.

As of September 30, 2011, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded an unrealized gain on our ARS of $20 and $45 in the three and nine months ended September 30, 2011, respectively. As a result of the lack of liquidity in the ARS market, we have an unrealized loss on our ARS of $307, which is included in accumulated other comprehensive loss on our consolidated balance sheet as of September 30, 2011. We deemed the loss to be temporary because we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. We are not certain how long we may be required to hold each security, but based on our cash and cash equivalents balance of $28,129 and our expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value.

All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2011 were auction-rate securities. The one closed-end perpetual preferred auction-rate security totaling $2,893 had an interest rate of 1.49% and an auction reset of 28 days. The municipal security totaling $2,127 had an interest rate of 1.12%, an auction reset of 28 days and a maturity date of December 1, 2045. As of September 30, 2011 the next auction reset date for both securities was October 25, 2011. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Auction-Rate Securities:
Balance at beginning of period	$5,100	$5,075
Redeemed	(100)	(100)
Unrealized gain included in accumulated other comprehensive income	20	45

Balance as of September 30, 2011	$5,020	$5,020

We consider the yields we recognize from auction-rate securities and from cash held in treasury bills, commercial paper and money market accounts to be interest income. A summary of interest and other income, net for the three and nine months ended September 30, 2011 and 2010 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$24	$19	$86	$83
Interest expense	(26)	(24)	(71)	(72)
Gain on redemption of available-for-sale and auction-rate securities	—	—	—	11

Total interest and other income, net	$(2)	$(5)	$15	$22

NOTE 5—COMPREHENSIVE INCOME (LOSS)

The following table provides the composition of other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss), as reported	$2,079	$2,440	$390	$(229)
Unrealized gain on available-for-sale and auction-rate securities	20	11	45	75

Comprehensive income (loss)	$2,099	$2,451	$435	$(154)

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

Intangible assets that are subject to amortization consist of the following as of September 30, 2011:

	September 30, 2011
	Gross	Accumulated Amortization	Net
Trademark	$218	$212	$6
Internet domain names	173	123	50
Customer relationships	980	645	335
Patents	90	48	42

Total amortizable intangible assets	$1,461	$1,028	$433

As of September 30, 2011, the weighted average amortization period for the above intangibles is 2.1 years. Based on our most recent analysis, we believe that no impairment exists at September 30, 2011 with respect to our goodwill and other intangible assets. For the nine months ended September 30, 2011 and 2010, we recognized amortization expense related to the intangible assets of $165 and $139, respectively.

Estimated future amortization expense related to intangible assets at September 30, 2011 is as follows:

Years Ending December 31,	Amount
2011 (remaining 3 months)	$59
2012	204
2013	165
2014	5

Total	$433

NOTE 7—LINES OF CREDIT

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25% as of September 30, 2011 and 2010, respectively) plus 0.25% or LIBOR (0.25% and 0.31% as of September 30, 2011 and 2010, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of September 30, 2011, we did not have any amounts outstanding under this credit facility and we were in compliance with all of the Revolver covenants. This Revolver is guaranteed by TOC.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
Trade accounts payable	$1,501	$3,137
Accrued payroll and related expenses	3,410	3,554
Estimated make-good accrual	1,382	1,587
Estimated most-favored nation accrual	2,003	1,750
Accrued launch support commitment	—	185
Accrued expenses	2,355	3,798

Total	$10,651	$14,011

NOTE 9—INCOME TAX PROVISION

The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

We file income tax returns in the United States and various state and local tax jurisdictions. We have state net operating losses and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.

NOTE 10—RELATED PARTY TRANSACTIONS

We lease certain of our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement had a five-year term and expired on December 31, 2010. In January 2011 we entered into a six-month lease with Musk Ox Properties, LP. In June 2011 we entered into another six-month lease with Musk Ox Properties, LP. Monthly rent payments for the new lease, which will expire on December 31, 2011, are approximately $19. We paid Musk Ox Properties, LP approximately $57 and $57 in the three months ended September 30, 2011 and 2010, respectively, and $191 and $172 in the nine months ended September 30, 2011 and 2010, respectively. We recognized rent expense related to this lease of $57 and $53 in the three months ended September 30, 2011 and 2010, respectively, and $172 and $160 in the nine months ended September 30, 2011 and 2010, respectively.

We lease our SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $129 and $129 in the three months ended September 30, 2011 and 2010, respectively, and $381 and $377 in the nine months ended September 30, 2011 and 2010, respectively. We recognized rent expense related to this lease of $88 and $71 in the three months ended September 30, 2011 and 2010, respectively, and $224 and $212 in the nine months ended September 30, 2011 and 2010, respectively.

In October 2010 we engaged WATV, LLC to produce one off-road motorsport series for a total contract value of $390. Roger L. Werner, Chief Executive Officer, is a partner in WATV. During 2011, we paid WATV $357 related to the production of this series.

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

We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2018. Generally, the most significant lease is our satellite lease.

Rental expenses including satellite and transponder expense, equipment and facilities rent expense, aggregated to approximately $828 and $734 for the three months ended September 30, 2011 and 2010, respectively, and $2,356 and $2,399 for the nine months ended September 30, 2011 and 2010, respectively.

In addition to the lease commitments noted in Note 10, we also have operating leases for general office and production facilities in Tulsa, OK, Chatsworth, CA, New York City, Chicago, IL, Fort Worth, TX and Greenwich, CT with varying expiration dates ranging from October 2011 through January 2018.

NOTE 12—SEGMENT INFORMATION

We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. We have two reporting segments, TOC and Production Services. TOC is a separate business activity that broadcasts television programming on Outdoor Channel 24 hours a day, seven days a week. TOC generates revenue primarily from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and providing aerial camera services. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, from aerial camera services for customer-owned telecasts and from website design, management, marketing and hosting services. Intersegment revenues were generated by Production Services of approximately $1,760 and $1,204, respectively, for the three months ended September 30, 2011 and 2010, and intersegment cost of services were generated by Production Services of approximately $1,454 and $951, respectively, for the three months ended September 30, 2011 and 2010. Intersegment revenues were generated by Production Services of approximately $2,760 and $1,932, respectively, for the nine months ended September 30, 2011 and 2010, and intersegment cost of services were generated by Production Services of approximately $2,470 and $1,786, respectively, for the nine months ended September 30, 2011 and 2010.

Information with respect to these reportable segments as of and for the three and nine months ended September 30, 2011 and 2010 is as follows:

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
TOC	$15,750	$15,419	$40,390	$39,299
Production Services	4,935	8,684	10,634	20,182
Eliminations	(1,760)	(1,204)	(2,760)	(1,932)

Total revenues	$18,925	$22,899	$48,264	$57,549

Income (Loss) from Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
TOC*	$4,772	$4,888	$5,238	$4,254
Production Services*	(948)	(89)	(4,192)	(3,897)
Eliminations	(306)	(253)	(290)	(146)

Total income from operations	$3,518	$4,546	$756	$211

Total Assets	September 30, 2011	December 31, 2010
TOC	$88,747	$87,783
Production Services	3,702	6,833
Corporate assets*	59,336	59,270
Eliminations	(524)	(234)

Total assets	$151,261	$153,652

Depreciation and Amortization	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
TOC	$337	$394	$1,062	$1,212
Production Services	358	354	1,077	1,375

Total depreciation and amortization	$695	$748	$2,139	$2,587

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with either TOC or Production Services. We allocate a portion of these expenses to our Production Services segment, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“ FASB “) issued an accounting standard update to simplify the annual goodwill impairment test. The guidance provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a company must apply the existing quantitative two-step goodwill impairment test. This guidance is effective for the Company’s annual and interim periods beginning after December 15, 2011, with early adoption permitted. The Company has not yet determined if it will adopt the new guidance early, but in any event does not expect the guidance to impact its consolidated financial statements.

In June 2011, the FASB issued an accounting standard update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for the Company’s fiscal year beginning after December 15, 2011. Since this accounting update only relates to presentation of comprehensive income, we do not believe it will have any impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three and nine months ended September 30, 2011 compared to the quarter and nine months ended September 30, 2010.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

OVERVIEW AND STRATEGY

Outdoor Channel Holdings, Inc. is an entertainment and media company. We are organized into two operating segments, Outdoor Channel (or “TOC”) and Production Services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our two operating segments follows.

Our core business is the development, production and broadcast of traditional outdoor programming such as hunting, fishing, shooting and off-road motor sports. With hunting season being in the second half of the calendar year, the success of our hunting programming during this same time has been the main driver of our stronger financial performance in the second half of the year. We are now broadening our programming offerings in the first half of the year in an attempt to improve our financial performance during that same period. As such, we have expanded our fishing programming in 2011 with notable fishing programs like Bassmasters, Madfin Shark Series, Spanish Fly and Zona. In addition, we previously announced a joint venture, Major League Fishing, with 24 of the top anglers in the United States to provide us with opportunities to bolster this type of programming beginning in 2012. Overall, in addition to increasing revenue opportunities in the first half of the year, we believe this strategy will generate growth in our revenue from improving our program viewership ratings and increasing our distribution.

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

Outdoor Channel

Outdoor Channel is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. TOC revenues include advertising fees, including those from advertisements aired on Outdoor Channel and fees paid by third-party programmers to purchase advertising time in connection with the airing of their programs on Outdoor Channel, and subscriber fees paid by cable, satellite and telephone company service providers that air Outdoor Channel.

Our advertising revenue for TOC consists of advertising bought on our cable network and advertising revenue related to ads placed on our website, outdoorchannel.com. Advertising revenues are generally driven by audience delivery, which in turn are determined by our subscriber base and the ratings our programs achieve in those homes. A portion of TOC’s advertising contracts, primarily those with national non-endemic advertisers, may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts at the time we enter into such contracts. We base our estimate of audience size on our Nielsen ratings from prior years. If after running the advertising we determine we did not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue, and we then provide the advertiser with additional advertising time to reach the aggregate minimum audience that we guaranteed and then recognize such revenue at that time. Any estimated make-good accrual is adjusted throughout the terms of the advertising contracts. During the first nine months of 2011, TOC’s Nielsen reported household and key demographic ratings for our program offerings have declined from year-ago levels which have had an adverse impact on our ability to increase our reported advertising revenues for TOC. The continued growth of our advertising revenues will, to a certain extent, be dependent on the growth of our audience viewing and subscriber base, as well as the general health of the advertising marketplace.

For September 2011, Nielsen estimated that Outdoor Channel had 34.4 million subscriber homes compared to 35.5 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month, and for November 2011 Nielsen’s estimate was at 35.0 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. Although we realize Nielsen’s estimate is typically greater than the number of subscribers on which a network is paid by the service providers, and has been the case in our instance, we have seen the difference between the Nielsen reported Outdoor Channel subscriber count and our paying subscriber count decrease over the past year with Nielsen reporting a decrease in subscriber count while our paying subscriber count has increased. There can be no assurances that there will be any correlation between the actual growth or decline in our paying subscribers compared to Nielsen’s estimate of such growth or decline.

We continue to pursue subscriber growth by utilizing various incentives, including offering lower per-subscriber fees for broader distribution, payment of subscriber acquisition or launch support fees and committing TOC marketing dollars among other tactics. Any subscriber acquisition or launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense as other direct costs. During the third quarter of 2011, we gained approximately 1.5 million subscribers through migrations in the Chicago and New England marketplaces. Due to penetration discounts, we do not expect a significant increase in subscriber fees from these systems. We expect to increase our marketing spend in 2012 to support these and other anticipated launches and migrations.

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

Both our Winnercomm (October 2011) and aerial camera (September 2011) businesses recently moved into new facilities which are expected to reduce their expenses beginning in 2012 and we expect to record a charge in the fourth quarter of this year related to exiting one of our aerial camera leases. In early September 2011, we received favorable jury verdicts on all of our legal actions against ActionCam and its founder, a competitor to our aerial camera business which we initiated suit against in 2009 for misappropriation of trade secrets, breach of separation agreement and unfair competition. While we will likely incur additional costs pursuing final judgment in that case, we believe our legal expense going forward will be significantly less than in the past two years. Given reduced legal fees and reduced rent resulting from facility moves in September and October 2011, we expect to see significantly reduced selling, general and administrative costs at our Production Services segment in 2012.

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

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the three and nine months ended September 30, 2011 and 2010.

Comparison of Consolidated Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2011	2010	$	%	2011	2010
Revenues:
Advertising	$10,732	$11,225	$(493)	(4)%	57%	49%
Subscriber fees	5,018	4,194	824	20	26	18
Production services	3,175	7,480	(4,305)	(58)	17	33

Total revenues	18,925	22,899	(3,974)	(17)	100	100

Cost of services:
Programming	1,758	1,583	175	11	9	7
Satellite transmission fees	389	397	(8)	(2)	2	2
Production and operations	4,655	7,500	(2,845)	(38)	25	33
Other direct costs	77	132	(55)	(42)	—	1

Total cost of services	6,879	9,612	(2,733)	(28)	36	42

Other expenses:
Advertising	446	752	(306)	(41)	2	3
Selling, general and administrative	7,387	7,241	146	2	39	32
Depreciation and amortization	695	748	(53)	(7)	4	3

Total other expenses	8,528	8,741	(213)	(2)	45	38

Income from operations	3,518	4,546	(1,028)	(23)	19	20
Interest and other income, net	(2)	(5)	3	(60)	—	—

Income from operations before income taxes	3,516	4,541	(1,025)	(23)	19	20
Income tax provision	1,437	2,101	(664)	(32)	8	9

Net income	$2,079	$2,440	$(361)	(15)%	11%	11%

(percentages may not add due to rounding)

Comparison of Consolidated Operating Results for the Nine Months Ended September 30, 2011 and September 30, 2010

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2011	2010	$	%	2011	2010
Revenues:
Advertising	$25,630	$25,770	$(140)	(1)%	53%	45%
Subscriber fees	14,760	13,529	1,231	9	31	24
Production services	7,874	18,250	(10,376)	(57)	16	32

Total revenues	48,264	57,549	(9,285)	(16)	100	100

Cost of services:
Programming	5,323	4,807	516	11	11	8
Satellite transmission fees	1,188	1,181	7	1	3	2
Production and operations	13,127	20,219	(7,092)	(35)	27	35
Other direct costs	241	353	(112)	(32)	1	1

Total cost of services	19,879	26,560	(6,681)	(25)	41	46

Other expenses:
Advertising	1,921	2,017	(96)	(5)	4	4
Selling, general and administrative	23,569	26,174	(2,605)	(10)	49	46
Depreciation and amortization	2,139	2,587	(448)	(17)	4	5

Total other expenses	27,629	30,778	(3,149)	(10)	57	54

Income from operations	756	211	545	258	2	—
Interest and other income, net	15	22	(7)	(32)	—	—

Income from operations before income taxes	771	233	538	231	2	—
Income tax provision	381	462	(81)	(18)	1	1

Net income (loss)	$390	$(229)	$619	(270)%	1%	—%

(percentages may not add due to rounding)

Revenues

Total revenues for the three months ended September 30, 2011 were $18.9 million, a decrease of $4.0 million, or 17%, compared to revenues of $22.9 million for the three months ended September 30, 2010. Total revenues for the nine months ended September 30, 2011 were $48.2 million, a decrease of $9.3 million, or 16%, compared to revenues of $57.5 million for the nine months ended September 30, 2010. Both the three-month and nine-month revenue declines were due primarily to lower revenue at our Production Services unit and reductions in our advertising revenue, partially offset by increases in our subscriber fee revenue, all as discussed further in our segment results of operations below. Although moderating somewhat, we expect to see a continued decrease in the fourth quarter of 2011 at our Production Services segment this year as we cycle through the business we terminated in 2010. We expect our TOC unit’s revenues for the fourth quarter 2011 to grow from a continued improved subscriber fee and time-buy revenue, moderated by a lower endemic and online advertising revenues as further described in our segment results below.

Cost of Services

Total cost of services for the three months ended September 30, 2011 were $6.9 million, a decrease of $2.7 million, or 28%, compared to cost of services of $9.6 million for the three months ended September 30, 2010. Total cost of services for the nine months ended September 30, 2011 were $19.9 million, a decrease of $6.7 million, or 25%, compared to cost of services of $26.6 million for the nine months ended September 30, 2010. The decreases in both the three-month and nine-month periods were primarily driven by lower production costs at our Production Services unit, net of increases in programming and operational expenses at our Outdoor Channel unit, as further discussed in the segment results of operations below. Cost of sales at our Production Services segment for the remainder of 2011 will continue to decline on a year-over-year basis reflecting the business that we cancelled or was non-renewed in 2010.

Other Expenses

Advertising expenses for the three months ended September 30, 2011 were $446,000, a 41% decrease compared to $752,000 for the three months ended September 30, 2010, and were primarily due to a shift in our marketing efforts to more targeted and cost-effective social network outlets. Our advertising expenses for the nine months ended September 30, 2011 were $1.9 million, a 5% decrease compared to $2.0 million for the nine months ended September 30, 2010, and were primarily due to the reduced third quarter expense.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2011 were $7.4 million, a 2% increase compared to SG&A expenses of $7.2 million for the three months ended September 30, 2010. SG&A expenses for the nine months ended September 30, 2011 were $23.6 million, a 10% decrease compared to SG&A expenses of $26.2 million for the nine months ended September 30, 2010. The increase in SG&A for the three months ended September 30, 2011 as compared to the prior year period was primarily due to increased executive incentive compensation at our TOC unit. The decrease in SG&A for the nine months ended September 30, 2011 was primarily due to lower professional fees related to public company and corporate governance matters, a decrease in accounting fees, reduced payroll and related compensation expenses associated with a reduction in headcount at our Production Services unit, and a decrease in the provision for doubtful accounts at our Production Services unit as further discussed in the segment results of operations below.

Depreciation and amortization expense for the three months ended September 30, 2011 was $695,000, a 7% decrease compared to depreciation and amortization expense of $748,000 for the three months ended September 30, 2010. Depreciation and amortization expense for the nine months ended September 30, 2011 was $2.1 million, a 17% decrease compared to depreciation and amortization expense of $2.6 million for the nine months ended September 30, 2010. The decrease primarily relates to more assets having become fully depreciated than depreciation on assets acquired in that same period.

Income from Operations

Income from operations for the three months ended September 30, 2011 was $3.5 million, a decrease of $1.0 million compared to income of $4.5 million for the three months ended September 30, 2010. Income from operations for the nine months ended September 30, 2011 was $756,000, an increase of $545,000 compared to income of $211,000 for the nine months ended September 30, 2010. As discussed below in our segment results of operations, the decrease in income from operations for the three months ended September 30, 2011 was driven primarily by increased losses at Winnercomm, while the increase in income from operations for the nine months ended September 30, 2011 was driven primarily by an increase in subscriber fees and lower SG&A expenses, net of increased programming costs and higher Winnercomm losses.

Interest and Other Income, Net

Interest and other income, net for the three months ended September 30, 2011 was expense of $2,000, a decrease of $3,000 compared to expense of $5,000 for the three months ended September 30, 2010. Interest and other income, net for the nine months ended September 30, 2011 was income of $15,000, a decrease of $7,000 compared to income of $22,000 for the nine months ended September 30, 2010. The decrease was primarily due to an increase in other expenses combined with lower interest rates on our cash equivalents and investments in available-for-sale securities.

Income from Operations Before Income Taxes

Income from operations before income taxes as a percentage of revenues was 19% for the three months ended September 30, 2011 compared to 20% for the three months ended September 30, 2010. Income from operations before income taxes as a percentage of revenues was 2% for the nine months ended September 30, 2011 compared to less than 1% for the nine months ended September 30, 2010 due primarily to higher programming and SG&A expenses for the quarter but lower year-to-date SG&A expenses and a lower proportion of our overall revenue being contributed by our lower margin Production Services unit.

Income Tax Provision

Income tax provision for the three months ended September 30, 2011 was $1.4 million compared to $2.1 million for the three months ended September 30, 2010. Our income tax provision for the nine months ended September 30, 2011 was $381,000 compared to $462,000 for the nine months ended September 30, 2010. The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

The income tax provision for the three months ended September 30, 2011 and 2010 included a discrete tax expense related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded of $23,000 and $32,000, respectively, and $37,000 and $275,000, respectively, for the tax provision for the nine months ended September 30, 2011and 2010.

Net Income (Loss)

Net income for the three months ended September 30, 2011 was $2.1 million, a decrease of $361,000 compared to a net income of $2.4 million for the three months ended September 30, 2010. Our net income for the nine months ended September 30, 2011 was $390,000, an improvement of $619,000 compared to a net loss of $229,000 for the nine months ended September 30, 2010.

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

TOC

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and September 30, 2010

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Revenues:
Advertising	$10,732	$11,225	$(493)	(4)%	$25,630	$25,770	$(140)	(1)%
Subscriber fees	5,018	4,194	824	20	14,760	13,529	1,231	9

Total revenues	15,750	15,419	331	2	40,390	39,299	1,091	3

Cost of services:
Programming	2,101	1,769	332	19	5,943	5,243	700	13
Satellite transmission fees	389	397	(8)	(2)	1,188	1,181	7	1
Production and operations	1,786	1,576	210	13	5,719	5,181	538	10
Other direct costs	77	132	(55)	(42)	241	353	(112)	(32)

Total cost of services	4,353	3,874	479	12	13,091	11,958	1,133	10

Other expenses:
Advertising	446	752	(306)	(41)	1,921	2,016	(95)	(5)
Selling, general and administrative	5,842	5,511	331	6	19,078	19,859	(781)	(4)
Depreciation and amortization	337	394	(57)	(14)	1,062	1,212	(150)	(12)

Total other expenses	6,625	6,657	(32)	(1)	22,061	23,087	(1,026)	(4)

Income from operations	$4,772	$4,888	$(116)	(2)%	$5,238	$4,254	$984	23%

(percentages may not add due to rounding)

Revenues

Advertising revenue for the three months ended September 30, 2011 was $10.7 million, a decrease of $493,000, or 4%, compared to $11.2 million for the three months ended September 30, 2010. Advertising revenue for the nine months ended September 30, 2011 was $25.6 million, a decrease of $140,000, or 1%, compared to $25.8 million for the nine months ended September 30, 2010. The decrease in advertising revenue for the three months ended September 30, 2011 as compared to the same period a year ago was due primarily to a decrease in short-form, website and infomercial revenue, partially offset by higher time-buy advertising on higher pricing. The decrease for the nine months ended September 30, 2011 was due primarily to a decrease in long-form, short-form and website advertising, partially offset by increased time-buy advertising on higher pricing. During the third quarter of 2011 we began seeing a softening of advertising demand from endemic advertisers and continued year-over-year declines in our online advertising revenues. These trends have continued into the fourth quarter of 2011, although moderated, and we have seen solid growth in our fourth quarter 2011 national advertising.

Subscriber fees for the three months ended September 30, 2011 were $5.0 million, an increase of $824,000, or 20%, compared to $4.2 million for the three months ended September 30, 2010. Subscriber fees for the nine months ended September 30, 2011 were $14.8 million, an increase of $1.2 million, or 9%, compared to $13.5 million for the nine months ended September 30, 2010. This increase in subscriber fees was primarily due to increased rates and to a decrease in the change in our estimated potential most-favored nation liabilities related to our distributors and we expect similar growth in the fourth quarter of 2011.

Cost of Services

Programming expenses for the three months ended September 30, 2011 were $2.1 million, an increase of $332,000, or 19%, compared to $1.8 million for the three months ended September 30, 2010. Programming expenses for the nine months ended September 30, 2011 were $5.9 million, an increase of $700,000, or 13%, compared to $5.2 million for the nine months ended September 30, 2010. These increases were due primarily to a write-down of prepaid program costs for abandonment and impairments during the third quarter of 2011 along with the expensing of organizational costs related to Major League Fishing, a new programming venture, and to new, more expensive programs airing during the current year periods compared to the prior year periods.

Satellite transmission fees for the three months ended September 30, 2011 were $389,000, a decrease of $8,000, or 2%, compared to $397,000 for the three months ended September 30, 2010. Satellite transmission fees for the nine months ended September 30, 2011 were $1.2 million, an increase of $7,000, or 1%, compared to $1.2 million for the nine months ended September 30, 2010. The decrease was primarily due to fluctuations in our uplink and transponder expenses.

Production and operations costs for the three months ended September 30, 2011 were $1.8 million, an increase of $210,000, or 13%, compared to $1.6 million for the three months ended September 30, 2010. Production and operations costs for the nine months ended September 30, 2011 were $5.7 million, an increase of $538,000, or 10%, compared to $5.2 million for the nine months ended September 30, 2010. The increase in costs was driven primarily by increased online services costs as we continue to expand our online presence and improve our website.

Other direct costs for the three months ended September 30, 2011 were $77,000, a decrease of $55,000, or 42%, compared to $132,000 for the three months ended September 30, 2010. Other direct costs for the nine months ended September 30, 2011 were $241,000, a decrease of $112,000, or 32%, compared to $353,000 for the nine months ended September 30, 2010. This decrease was due primarily to a decrease in subscriber acquisition fees amortization.

Other Expenses

Advertising expenses for the three months ended September 30, 2011 were $446,000, a decrease of $306,000, or 41%, compared to $752,000 for the three months ended September 30, 2010 due to a shift in our marketing efforts to more targeted and cost-effective social network outlets. Advertising expenses for the nine months ended September 30, 2011 were $1.9 million, a decrease of $95,000, or 5%, compared to $2.0 million for the nine months ended September 30, 2010 due primarily to the decreased expense in the third quarter of 2011.

SG&A expenses for the three months ended September 30, 2011 were $5.8 million, an increase of $331,000, or 6%, compared to $5.5 million for the three months ended September 30, 2010. SG&A expenses for the nine months ended September 30, 2011 were $19.1 million, a decrease of $781,000, or 4%, compared to $19.9 million for the nine months ended September 30, 2010. The increase for the three months ended September 30, 2011 relates primarily to increased executive incentive compensation accruals, trade show expense and promotional appearance fees partially offset by reduced legal and professional fees and a reduction in our reserve for doubtful accounts. The decrease for the nine months ended September 30, 2011 relates primarily to decreases in professional fees including costs related to public company and corporate governance matters and a decrease in accounting fees, partially offset by increased executive incentive compensation and personal appearance fees.

Depreciation and amortization for the three months ended September 30, 2011 was $337,000, a decrease of $57,000, or 15%, compared to $394,000 for the three months ended September 30, 2010. Depreciation and amortization for the nine months ended September 30, 2011 was $1.1 million, a decrease of $150,000, or 12%, compared to $1.2 million for the nine months ended September 30, 2010. The decrease in depreciation and amortization primarily relates to more fixed assets becoming fully depreciated over the past year than depreciation on fixed asset additions in that same period.

Income from Operations

Income from operations for the three months ended September 30, 2011 was $4.8 million compared to income of $4.9 million for the three months ended September 30, 2010. Income from operations for the nine months ended September 30, 2011 was $5.2 million compared to income of $4.3 million for the nine months ended September 30, 2010. As discussed above, the improvement in our year-to-date income from operations was driven primarily by increased subscriber fees and reduced SG&A expense and depreciation and amortization, net of higher programming costs and an increase in our online services costs.

Production Services

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and September 30, 2010

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Revenues:
Production services	$4,935	$8,684	$(3,749)	(43)%	$10,634	$20,182	$(9,548)	(47)%

Total revenues	4,935	8,684	(3,749)	(43)	10,634	20,182	(9,548)	(47)

Cost of services:
Production and operations	3,980	6,689	(2,709)	(41)	9,258	16,388	(7,130)	(44)

Total cost of services	3,980	6,689	(2,709)	(41)	9,258	16,388	(7,130)	(44)

Other expenses:
Advertising	—	—	—	—	—	1	(1)	(100)
Selling, general and administrative	1,545	1,730	(185)	(11)	4,491	6,315	(1,824)	(29)
Depreciation and amortization	358	354	4	1	1,077	1,375	(298)	(22)

Total other expenses	1,903	2,084	(181)	(9)	5,568	7,691	(2,123)	(28)

Loss from operations	$(948)	$(89)	$(859)	965%	$(4,192)	$(3,897)	$(295)	8%

(percentages may not add due to rounding)

Revenues

Production services revenue for the three months ended September 30, 2011 was $4.9 million, a decrease of $3.7 million, or 43%, as compared to $8.7 million for the three months ended September 30, 2010. Production services revenue for the nine months ended September 30, 2011 was $10.6 million, a decrease of $9.5 million, or 47%, as compared to $20.2 million for the nine months ended September 30, 2010. The decrease in revenue for both the three and nine month periods were due primarily to an expected reduction in the number of production contracts that were renewed at Winnercomm in the current year period. Revenues for the remainder of 2011 will continue to decline on a year-over-year basis reflecting the business we cancelled or was non-renewed in 2010.

Cost of Services

Production and operations costs for the three months ended September 30, 2011 were $4.0 million, a decrease of $2.7 million, or 41%, compared to $6.7 million for the three months ended September 30, 2010. Production and operations costs for the nine months ended September 30, 2011 were $9.3 million, a decrease of $7.1 million, or 44%, compared to $16.4 million for the nine months ended September 30, 2010. The decrease in costs for both the three and nine month periods relate primarily to decreased production costs caused by fewer Winnercomm production contracts being renewed in the current year and reduced payroll and related compensation costs associated with a reduction in headcount. Cost of sales for the remainder of 2011 will continue to decline on a year-over-year basis reflecting the business we cancelled or was non-renewed in 2010.

Other Expenses

SG&A expenses for the three months ended September 30, 2011 were $1.5 million, a decrease of $185,000, or 11%, compared to $1.7 million for the three months ended September 30, 2010. SG&A expenses for the nine months ended September 30, 2011 were $4.5 million, a decrease of $1.8 million, or 29%, compared to $6.3 million for the nine months ended September 30, 2010. The decrease for the three months ended September 30, 2011 relates primarily to reduced payroll and related compensation costs associated with a reduction in headcount and reduced rent expense resulting from the 2010 lease renewal of less square footage at our Winnercomm Tulsa office facilities, net of increased moving related expenses associated with the relocation of our Winnercomm and aerial camera businesses to new facilities. The decrease for the nine months ended September 30, 2011 relates primarily to reduced payroll and related compensation costs associated with a reduction in headcount, reduced professional fees, a reduction in our provision for doubtful accounts, and reduced rent expense resulting from the Winnercomm Tulsa office 2010 lease renewal partially offset by increased legal expenses associated with our ActionCam litigation which was substantially completed during the quarter.

Depreciation and amortization for the three months ended September 30, 2011 was $358,000, an increase of $4,000, or 1%, compared to $354,000 for the three months ended September 30, 2010. Depreciation and amortization for the nine months ended September 30, 2011 was $1.1 million, a decrease of $298,000, or 22%, compared to $1.4 million for the nine months ended September 30, 2010. The decrease in depreciation and amortization primarily relates to reduced amortization of leasehold improvements in the current year due to the renewal of less square footage at our Tulsa office lease and to certain intangible assets becoming fully amortized prior to the current year period.

Loss from Operations

Loss from operations for the three months ended September 30, 2011 was $948,000, an increase of $859,000 compared to an operating loss of $89,000 for the three months ended September 30, 2010. Loss from operations for the nine months ended September 30, 2011 was $4.2 million, an increase of $295,000 compared to an operating loss of $3.9 million for the nine months ended September 30, 2010. As discussed above, the increase in loss from operations for the three and nine months ended September 30, 2011 as compared to the same prior year periods was due primarily to lower revenues and increased legal expense related to our ActionCam litigation (for the nine months only), partially offset by reductions in other SG&A expenses and to reductions in personnel and related compensation and overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

We generated $4.0 million of cash in our operating activities in the nine months ended September 30, 2011, an increase of $0.6 million compared to cash generated from operating activities of $3.4 million in the nine months ended September 30, 2010. Our combined cash and cash equivalent and investment in available-for-sale securities balance was $61.2 million at September 30, 2011, an increase of $1.6 million from the combined balance of $59.6 million at December 31, 2010. The increase in cash flows from operating activities in the nine months ended September 30, 2011 compared to the same period in 2010 was due primarily to a reduction in our operating expenses, lower payments of executive incentive compensation and lower subscriber acquisition payments, net of increased income tax payments. Net working capital increased to $73.8 million at September 30, 2011, compared to $70.2 million at December 31, 2010.

Net cash used in investing activities was $7.6 million in the nine months ended September 30, 2011 compared to cash provided by investing activities of $10.1 million for the nine months ended September 30, 2010. The decrease in cash provided by investing activities related principally to net purchases (purchases, net of sales) of short-term available-for-sale securities in the current year nine month period of $6.0 million compared to a net sales (sales, net of purchases) of $10.9 million, partially offset by an increase in capital expenditures for fixed assets and intangibles.

As of September 30, 2011, we held $5.0 million of auction-rate securities classified as long-term assets. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our auction-rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed-end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on the Company’s current cash, cash equivalents and investments in available-for-sale securities balances at September 30, 2011, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.

We continue to monitor the market for auction-rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.

Cash used by financing activities was $900,000 in the nine months ended September 30, 2011 compared to cash used of $1.0 million in the nine months ended September 30, 2010. The cash used by financing activities in the nine months ended September 30, 2011 and 2010 was principally the cash used for the purchase and retirement of treasury stock as recipients of stock awards used stock to satisfy withholding taxes related to vesting of restricted shares. Additionally, during the prior year period, cash used by financing activities also included the purchase and retirement of common stock in connection with the stock repurchase program which expired on March 31, 2010.

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A. (the “Bank”), extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10.0 million. The Revolver provides that the interest rate per annum as selected by the Company shall be prime rate (3.25 as of September 30, 2011 and 2010, respectively) plus 0.25% or LIBOR (0.25% and 0.31% as of September 30, 2011 and 2010, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of September 30, 2011, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. As of September 30, 2011, we were in full compliance with all the covenants of the Revolver.

As of September 30, 2011, we believe that our combined cash and available-for-sale securities of $61.2 million and our expected cash flow from operations will meet our short-term cash flow requirements and be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or we desire to expand operations beyond current levels, we could draw on our Revolver or seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2011 and December 31, 2010, our non-current investment portfolio consists of two auction-rate securities with long-term maturities totaling $5.0 million and $5.1 million, respectively. Although these securities have rate reset features, they are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of September 30, 2011 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

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

We received a favorable jury verdict on September 2, 2011 regarding our previously disclosed litigation by SkyCam, LLC’s against ActionCam, LLC and a former employee of SkyCam, LLC seeking damages for unfair competition, false designation of origin, copyright infringement, misappropriation of trade secrets, breach of written contract, and unfair competition. The jury found that the former employee of SkyCam breached his separation agreement and that he, along with ActionCam, misappropriated SkyCam’s trade secrets and engaged in unfair competition. The jury also determined that by clear and convincing evidence, both the former employee and ActionCam were willful and malicious, and acted with a reckless disregard of the rights of others. Actual and punitive damages were awarded to SkyCam by the jury, although a final judgment and order has not yet been entered in this case. On September 13, 2011, ActionCam, LLC dismissed its counterclaim against SkyCam LLC and its third-party complaints against Outdoor Channel Holdings, Inc. and Winnercomm, Inc.

ITEM 1A. Risk Factors.

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our 2010 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Removed and Reserved.

ITEM 5. Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)
4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1 *	Section 1350 Certification by Chief Executive Officer
32.2 *	Section 1350 Certification by Chief Financial Officer
101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Outdoor Channel Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ THOMAS D. ALLEN
Thomas D. Allen
Authorized Officer, Chief Financial Officer and
Principal Accounting Officer
Date: November 8, 2011