Form 10-K
period 2011-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2012-03-09
CIK 760326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $102.9 million computed by reference to the closing price on such date.

On March 7, 2012, the number of shares of common stock outstanding of the registrant’s common stock was 25,807,842.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2012, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”), a Delaware Corporation, is an entertainment and media company with operations in the following three segments:

•

THE OUTDOOR CHANNEL:    The Outdoor Channel, Inc., (or “TOC”), segment is comprised of The Outdoor Channel, Inc., a Nevada corporation and a wholly owned indirect subsidiary of Outdoor Channel Holdings, Inc. It operates Outdoor Channel®, a national television network devoted to traditional outdoor related lifestyle programming and outdoorchannel.com.

•

PRODUCTION SERVICES:    Our Production Services segment is comprised of Winnercomm, Inc., a Delaware corporation. Winnercomm’s businesses relate principally to the production, development and marketing of sports and outdoor related programming and production activities and to website development, management and hosting services.

•

AERIAL CAMERAS:    Our Aerial Cameras segment is comprised of CableCam, LLC and SkyCam, LLC, both Delaware limited liability companies. The Aerial Cameras business relates principally to the providing of suspended aerial camera services to media networks for inclusion in those networks’ production of sporting events.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. and its subsidiaries, collectively, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of its subsidiaries.

For the year ended December 31, 2011, contributions to our consolidated revenues from our segments were as follows: TOC 79%, Production Services 9% and Aerial Cameras 12%.

Outdoor Channel Holdings was originally incorporated in Alaska in 1984. On September 8, 2004, we acquired all of the outstanding shares of The Outdoor Channel, Inc. that we did not previously own. Effective September 15, 2004 we reincorporated from Alaska into Delaware. Outdoor Channel Holdings, Inc. wholly owns OC Corporation, a California Corporation, which in turn wholly owns TOC. Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel®, a national television network devoted to traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming.

On January 12, 2009, we entered into and completed an asset purchase agreement with Winnercomm, Inc., an Oklahoma corporation and wholly owned subsidiary of Winnercomm Holdings, Inc., a Delaware corporation, Cablecam, LLC, an Oklahoma limited liability company, and Skycam, LLC, an Oklahoma limited liability company (collectively, the “Sellers”), pursuant to which we purchased certain assets and assumed certain liabilities of the Sellers and formed Winnercomm, CableCam and SkyCam. Outdoor Channel Holdings wholly owns Winnercomm which in turn wholly owns CableCam and SkyCam.

TOC (79%, 66% and 61% of our consolidated revenues in 2011, 2010 and 2009, respectively)

Outdoor Channel® was established in 1993 and began broadcasting 24 hours a day in May 1994. Since inception, we have been committed to providing excellent programming and customer service to our distribution partners. TOC’s target audience is comprised of sportsmen and outdoor enthusiasts throughout the U.S. As of

December 31, 2011, we had relationships or agreements with all of the largest cable and satellite companies, as well as both telephone companies offering video service, in the U.S. According to estimates by Nielsen, Outdoor Channel was subscribed to by approximately 35.4 million households in December 2011.

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

Outdoor Channel Sources of Revenue

Our two predominant sources of revenue at TOC are advertising revenues and subscriber revenues. Advertising revenue is generated from the sale of advertising time on the Outdoor Channel network and on our websites, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third-party producers that purchase advertising time in connection with the airing of their programs on Outdoor Channel. Subscriber fees are generated from cable and satellite and telecommunications service providers who pay monthly subscriber fees to us for the right to broadcast our channel. No single customer of ours accounts for greater than 10% of our total revenue. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network.

Advertising Fees

We generate advertising revenues principally from the sale of advertising on our Outdoor Channel network and from the sale of advertising on our websites including outdoorchannel.com, motv.com and downrange.tv.

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

For the advertising time that we retain for our own account, we endeavor to sell this time to national advertisers and their advertising agencies, or endemic advertisers with products or services focused on traditional outdoor activities. The price we are able to charge for this advertising time is dependent on market conditions, perceived desirability of our viewers and, as estimated by Nielsen, the number of households subscribing to Outdoor Channel and actually viewing programs (ratings). If we are unable to sell all of this advertising time to national advertisers or their agencies, or endemic advertisers, we sell the remaining time to direct response advertisers. The majority of our revenue from short-form advertising is a result of arrangements with advertising agencies, for which they take a commission. However, we have relationships with many endemic advertisers who buy directly from us.

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

Our advertising revenue tends to reflect seasonal patterns of our endemic advertisers’ advertising demand, which is generally greatest during the third and fourth quarter of each year, driven primarily by the hunting season.

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

Subscriber Fees

Cable, satellite and telecommunication service providers typically pay monthly subscriber fees to us for the right to broadcast our channel. Our service provider contracts typically range from 1 to 6 years, although some may be shorter, and contain an annual increase in the monthly subscriber fees we charge. Our contracts also contain volume discounts for increased distribution by any one service provider. In order to stimulate distribution growth, we offer a tiered rate card that provides lower subscriber fees for broader carriage on individual systems. This growth incented rate card may cause our average monthly subscriber fee rates to decrease depending on the levels of carriage by the individual cable systems in the future. At present our subscriber fees average approximately $0.05 per subscriber per month. In addition, one of our distributors offers our programming on an a la carte basis, and we charge a fee for those a la carte subscribers based on a revenue sharing arrangement.

Outdoor Channel Programming

We offer our programming in thematic blocks which are nightly programming blocks oriented around the following themes: Mondays — Off-Road Motorsports; Tuesdays — Big Game Hunting; Wednesdays — Shooting Sports; Fridays — Fishing; and Sundays — Big Game Hunting.

We acquire our programming in one of four ways: First, the majority of the shows are “time-buys”, where a third-party production company, retailer or manufacturer, produces a show at its expense and buys a predetermined number of minutes of advertising within each airing on the Outdoor Channel. Such shows generally air three times per week and time-buy producer purchases between 2 and 5 minutes of the available inventory in each airing. Second, we acquire shows from a third-party production company on a “work for hire” basis whereby such programming is produced to the Outdoor Channel’s specifications and we retain all ownership of the show and all ad inventory within all airings of the show. Third, we produce programs in-house, generally through our Winnercomm subsidiary in Tulsa, Oklahoma. Fourth, we license a show from a producer for a fee or for a predetermined amount of advertising inventory provided to such licensor on a barter basis. Ownership of such licensed shows is retained by the licensor. In 2011, there was an average of 89 shows airing on the network during any given month. Programming owned by the Outdoor Channel, including shows produced by Winnercomm and work for hire programming, accounted for approximately 20% of all programming and the balance was made up of “time-buys” or licensed programming. Substantially all of our programming supplied under our “time-buy” contracts allows us exclusive U.S. rights and foreign rights during the term of the licensing agreement.

Outdoor Channel Competition

Our network competes with other television channels for the development and acquisition of content, distribution of our programming, audience viewership and advertising sales. Outdoor Channel competes with other television channels to be included in the offerings of each system provider and for placement in the packaged offerings having the most subscribers. Our ability to secure distribution agreements is necessary to ensure the effective distribution of our programming to our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of programming, audience viewership, the marketing and advertising support and incentives provided to distributors, and the prices charged for carriage. In addition, each television channel focusing on a particular form of content competes directly with other channels offering similar programming. In the case of Outdoor Channel, we compete for distribution and for audience viewers with other television networks aimed at our own target audience which consists primarily of males between the ages of 18 and 54. We believe such competitors include NBC Sports Network (formerly Versus), Spike TV, ESPN2 and others. It is possible that these or other competitors, many of which have substantially greater financial and operational resources than us, could revise their programming to offer more traditional outdoor activities such as hunting, fishing, shooting and other topics which are of interest to our viewers.

As Outdoor Channel has become more established, other channels, such as the Sportsman Channel and the Pursuit Channel, have emerged and now offer programming similar to ours and have become our direct competitors. With respect to the sale of advertising time, Outdoor Channel competes with other pay television networks, broadcast networks, local over-the-air television stations, satellite and broadcast radio and other advertising media such as various print media and the internet.

Certain technological advances, including the increased deployment of fiber optic cable, are expected to allow cable systems to continue to expand both their channel and broadband distribution capacities and to increase transmission speeds. Such added capacities could dilute our market share and lead to increased competition for viewers by facilitating the emergence of both additional channels and internet platforms through which viewers could view programming that is similar to that offered by Outdoor Channel.

International Distribution

In 2010, TOC entered into international distribution agreements that allow us to license our programming to third-party foreign operators in parts of Europe, the Middle East, Africa and Asia. We expect to enter into similar distribution agreements for other territories in the future, and while the impact on 2011 operations from our international distribution agreements was insignificant, we expect those revenues to grow over time.

PRODUCTION SERVICES (9%, 23% and 31% of our consolidated revenues in 2011, 2010 and 2009, respectively)

Our Production Services segment is comprised of Winnercomm, which was acquired in January 2009 via an asset purchase agreement.

Winnercomm.    Winnercomm produces, develops and markets sports and other outdoor related television programming. Programming produced either for our network or for third parties includes horseracing, rodeo, softball, soccer, college sports, hunting and fishing. Winnercomm markets and sells media advertising and sponsorship opportunities and has sales offices in New York and Tulsa. Winnercomm represents clients for advertising and sponsorship sales including Pro Rodeo Cowboys Association and Amateur Softball Association. Winnercomm also provides website development, management, marketing and maintenance to a range of clients including sports leagues and corporate customers, including U.S. Figure Skating, Breeders’ Cup, LodgeNet, and ESPN.com Horse Racing.

Winnercomm Competition.    As a producer of programming, Winnercomm competes with network studios and television production groups, as well as independent producers to win contracts to produce programming. As an advertising and sponsorship representative, Winnercomm competes with other sales representation firms for the rights to market and sell media assets, either on an exclusive or non-exclusive basis. Once selected as sales representative, Winnercomm competes to place advertising with sponsors against television networks, sales representation firms and other media. As a provider of website services, Winnercomm competes against interactive development companies and “in house” teams of prospective clients to win contract-based projects and service agreements.

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

AERIAL CAMERAS (12%, 11% and 8% of our consolidated revenues in 2011, 2010 and 2009, respectively)

Our Aerial Cameras segment is comprised of CableCam and SkyCam, which are subsidiaries of Winnercomm and which were acquired as part of our Winnercomm acquisition in January 2009 via an asset purchase agreement.

CableCam and SkyCam.    CableCam and SkyCam are companies that design, manufacture and operate suspended mobile aerial camera systems and offers their production services mostly to media network clients. Our cameras capture broadcast quality aerial views of various sporting and entertainment events and have played a significant role in changing the way sports and other entertainment programming are broadcasted both domestically and internationally. During an entertainment or sporting event, the cameras are suspended above the playing or viewing field and are remotely controlled by specially trained personnel hired by each company, who have the ability to move the cameras in up to three dimensions. The majority of CableCam and SkyCam revenues continue to be generated from services provided to broadcast and cable networks airing NFL and NCAA football games. Both companies source proprietary system components from a select group of vendors, and commodity system components from a wide range of vendors. SkyCam and CableCam share joint facilities in Fort Worth, Texas.

CableCam and SkyCam Competition.    As a provider of aerial camera equipment and services, our aerial camera entities compete with five to ten providers in the mechanical automation and aerial filming production services market for coverage of entertainment and sporting events both in the U.S. and overseas. SkyCam and CableCam are the largest providers of services in the sports-related aerial filming segment of the market in the U.S., but make up a significantly smaller portion of the worldwide market. For action-oriented events over large areas, an aerial camera is often the only way to put a camera close to the action. While aerial camera equipment is often desired by directors and producers, the systems can be cost prohibitive for smaller production budgets. For this reason, productions often rely on less expensive robotic cameras, track cameras, jib cameras and static cameras. Companies in the industry compete based on price, versatility, the quality of each system’s stability and image quality, the expertise of the personnel trained to operate the systems, the suitability of each system to a particular venue, and the proximity of equipment to the location of a particular event.

Aerial Camera Revenues.    Aerial Cameras’ revenues are derived from all of the aforementioned production services. Revenue at Aerial Cameras is primarily project-based with the majority of these projects covering a 2-3 day period and generally being scheduled during the final four months of the calendar year. Consequently, Aerial Cameras generally experiences higher revenue recognition during the second half of the year. Revenues are typically collected once projects have been completed, although a meaningful portion of our revenues are collected in advance based on underlying contractual commitments with certain of our network customers.

INTELLECTUAL PROPERTY

Our intellectual property assets principally include copyrights in television programming, websites and other content, patents for our aerial camera systems, trademarks in brands, names and logos, domain names and licenses of intellectual property rights of various kinds. “Outdoor Channel®” is a registered trademark of The Outdoor Channel, Inc., “Winnercomm®” is a registered trademark of Winnercomm, Inc., “Cablecam®” is a registered trademark of CableCam, LLC and “Skycam®” is a registered trademark of SkyCam, LLC. The protection of our brands and content are of primary importance. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and Internet/domain name statutes and laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign countries. We seek to limit unauthorized use of our intellectual property through a combination of approaches. However, the steps taken to prevent the infringement by unauthorized third parties of our intellectual property may not work. Third parties may challenge the validity or scope of our intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations.

GOVERNMENT REGULATION

Our operations are subject to and affected by various government regulations, U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of local countries and international bodies. The operations of cable, satellite and telecommunications service providers, or distributors, are subject to the Communications Act of 1934, as amended, and to regulatory supervision by the Federal Communications Commission (“FCC”). Our uplink facility in Temecula, California is licensed by the FCC and must be operated in conformance with the terms and conditions of that license. The license is also subject to periodic renewal and ongoing regulatory requirements. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. The following descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses. Reference should be made to the Communications Act, other legislation, FCC rules and public notices and rulings of the FCC for further information concerning the nature and extent of the FCC’s regulatory authority. FCC laws and regulations are subject to change, and we generally cannot predict whether new legislation, court action or regulations, or a change in the extent of application or enforcement of current laws and regulations, would have an adverse impact on our operations.

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

Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect the Company and Outdoor Channel. We are unable to predict the outcome of future federal legislation, regulation or policies, or the impact of any such laws, regulations or policies on Outdoor Channel’s operations.

Closed Captioning and Advertising Restrictions

Our network must provide closed-captioning of programming for the hearing impaired, and our programming and internet websites must comply with certain limits on advertising.

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

EMPLOYEES

We employed approximately 180 people as of December 31, 2011. None of our personnel are subject to collective bargaining agreements.

FINANCIAL INFORMATION ABOUT SEGMENTS

Information on our revenues, operating income, and identifiable assets appears in Note 12 to the Consolidated Financial Statements included in Item 8 hereof.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials we have filed with the Securities and Exchange Commission, free of charge, at the investor relations section of our website, www.outdoorchannel.com, as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Our corporate governance guidelines, committee charters, code of conduct and ethics, and Board of Directors Code of Conduct are also available on our website. In addition, we will provide, without charge, upon written or oral request, a copy of any or all of the documents referred to above. Requests for such documents should be directed to Attention: General Counsel, 43445 Business Park Drive, Suite 103, Temecula, California 92590 (Telephone: (951) 699-6991). The information included or referred to on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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

Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain or renew existing agreements or arrangements with, and carriage by, satellite systems, telephone companies, which we refer to as telcos, and cable multiple system operators, which we refer to as “MSO”s, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs, satellite and telco service providers, having such relationship or agreement with an MSO does not always ensure that an MSO’s affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite or telco service provider will carry our channel. Under our current contracts and arrangements, our subsidiary TOC typically offers the service providers the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the service provider or a specific minimum number of subscribers. Because many of our carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as basic versus digital basic, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular service provider. In addition, under the terms of some of our agreements, the service providers could decide to discontinue carrying Outdoor Channel. A failure to secure a renewal of our agreements or a renewal on less favorable terms may result in a loss of a substantial number of subscribers, which in turn would reduce our subscriber fees and advertising revenue and may have a material adverse effect on our results of operations and financial position.

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

Our viewership is a critical factor affecting both (i) the volume and pricing of advertising revenue that we receive, and (ii) the extent of distribution and subscriber fees we receive under agreements with our distributors. Our advertising revenues are largely dependent on both our ability to consistently create and acquire content and programming that meet the changing preferences of viewers in general and viewers in our target demographic category and our Nielsen ratings, which estimates the number of viewers of Outdoor Channel, thus impacting the level of interest of advertisers and rates we are able to charge. We do not control the methodology used by Nielsen for these estimates, and estimates regarding Outdoor Channel’s subscriber base made by Nielsen is theirs alone and does not represent opinions, forecasts or predictions of Outdoor Channel Holdings or its management. In addition, if Nielsen modifies its methodology or changes the statistical sample it uses for these estimates, such as the demographic characteristics of the households, the size of our subscriber base and our ratings could be negatively affected resulting in a decrease in our advertising revenue.

Our viewership and ratings are also affected by the quality and acceptance of competing programs and other content offered by other networks, the availability of alternative forms of entertainment and leisure time activities, including, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending. Any decline in our ratings and viewership could cause our advertising revenue to decline and adversely impact our business and operating results. In addition, the number of subscribers to our channel may also decrease, resulting in a decrease in our subscriber fee and advertising revenue.

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

Some of the costs relating to our acquired production operations cannot be immediately reduced for various reasons, particularly because some of such costs relate to long-term contracts that we have assumed. As a result, if the projected revenue from such operations is not generated, we may not be able to react quickly enough to decrease our expenses to sufficiently offset the decreased revenue, and as a result we may not be as profitable as we currently project, if at all.

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

We compete for viewers, distribution and advertising with other established pay television and broadcast networks, including NBC Sports (formerly Versus), Spike TV, ESPN2 and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the deployment of fiber optic cable, which are already substantially underway, are expected to allow systems to greatly expand both their current channel and broadband distribution capacities, and increase transmission speed, which could dilute our market share and lead to increased competition for viewers from existing or new programming services. In addition, the satellite and telco service providers generally have more bandwidth capacity than cable service providers allowing them to possibly provide more channels offering the type of programming we offer.

We also compete with television network companies that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In some cases, we compete with service providers that have the financial and technological resources to create and distribute their own television networks, such as NBC Sports, which is owned and operated by Comcast. In order to compete for subscribers, we may be required to reduce our subscriber fee rates or pay either launch fees or marketing support or both for carriage in certain circumstances in the future which may harm our operating results and margins. We may also issue our securities from time to time in connection with our attempts for broader distribution of Outdoor Channel and the number of such securities could be significant. We compete for advertising sales with other pay television networks, broadcast networks, and local over-the-air television stations. We also compete for advertising sales with satellite and broadcast radio and the print media. We compete with other networks for subscriber fees from, and affiliation agreements with, cable, satellite and telco service providers.

In addition, we face competition in our television production operations. In particular, there are a few other domestic and international aerial camera services with which we compete. If any of these competitors were able to invent improved technology, or we are not able to prevent them from obtaining and using our proprietary technology and trade secrets, our business and operating results, as well as our future growth prospects, could be negatively affected. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.

Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our businesses.

Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as Hulu, Netflix, Apple TV, Amazon and Google TV are aggressively working to establish themselves as alternative providers of video services. These services and the growing availability of online content, coupled with an expanding market for connected devices and internet-connected televisions, may impact our traditional distribution methods for our services and content. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.

Continued consolidation among service providers may harm our business.

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

Many of the local broadcast networks that had previously been transmitted free, over-the-air, to the viewers, or provided to the pay television service providers for little to no cost, have recently been demanding substantial increased pricing for the retransmission of their signals by the pay television service providers. If the service providers continue to be required to pay more for the retransmission of such local broadcast networks, this may limit the ability of such service providers to carry other channels such as the Outdoor Channel, thus limiting our ability to add subscribers and possibly even causing a decrease in the number of our subscribers.

Our investments in auction-rate securities are subject to risks which may affect the liquidity of these investments and could cause additional impairment charges.

As of December 31, 2011, our investments in auction-rate securities included $4.9 million of high-grade (at least A3 rated) auction-rate securities comprised of one auction-rate municipal security and one closed-end perpetual preferred auction-rate security. Beginning in February 2008, we were informed that there was insufficient demand at auction for our high-grade auction-rate securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

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

Technology in the video, telecommunications and data services industry is changing rapidly. Many technologies and technological standards are in development and have the potential to significantly transform the ways in which programming is created and transmitted. We cannot accurately predict the effects that implementing new technologies will have on our programming and broadcasting operations. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in harming our business and operating results.

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

A deterioration in general economic conditions along with seasonal increases or decreases in advertising revenue may negatively affect our business.

A slowing economy or recession may impact pay television subscriptions, which could lead to a decrease in our subscription fees and may reduce the rates we can charge for advertising. We derive substantial revenues from the sale of advertising on our network. Expenditures by advertisers tend to be cyclical and seasonal, reflecting overall economic conditions, as well as budgeting and buying patterns. Moreover, seasonal trends are likely to affect our viewership, and consequently, could cause fluctuations in our advertising revenues. For this reason, fluctuations in our revenues and net income could occur from period to period depending upon the availability of advertising revenues and also on economic conditions. Consequently, the results of any one quarter are not necessarily indicative of results for future periods, and our cash flows may not correlate with revenue recognition.

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

We have international operations relating to our aerial camera services, and are beginning the distribution of our outdoor programming internationally. In some countries, we may be able to do business only in that country’s currency which may cause us to accept the risk relating to that country’s currency exchange rate. In addition, we may not be able to legally enforce our contractual and property (including but not limited to our intellectual property) rights in such countries, and even if a country is party to an international treaty relating to such legal procedures, the cost of doing so may be prohibitive.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We own a building comprising approximately 36,000 square feet, including 23,000 square feet of office space and 13,000 square feet of warehouse space, located at 43455 Business Park Drive in Temecula, California. We lease approximately 19,000 square feet of commercial property located at 43445 Business Park Drive in Temecula, California. We lease approximately 17,000 square feet of commercial office space located at 4500 S. 129th East Avenue in Tulsa, Oklahoma. We lease, but no longer occupy, approximately 33,000 square feet of warehouse space located at 1501 SW Expressway Drive in Broken Arrow, Oklahoma. We lease approximately 4,000 square feet of office space and approximately 41,000 square feet of warehouse space located at 630 North Freeway in Fort Worth, Texas. We lease executive suite office space at 415 N. La Salle Street in Chicago, Illinois, 130 W 42nd Street in New York, New York and 164 Mason Street in Greenwich, CT. The property located at 43445 Business Park Drive is currently used as our headquarters. The property located at 43455 Business Park Drive houses our broadcast facility. The property located in Tulsa houses our Winnercomm production facility. The property located in Fort Worth houses our SkyCam and CableCam operations. The property located in Greenwich is used as remote executive office space. The properties located in Chicago and New York are used as remote sales offices.

ITEM 3.    LEGAL PROCEEDINGS.

On July 27, 2011, a complaint was filed in the U.S. District Court, Northern District of Texas, by Ewell E. Parker, Jr. against Outdoor Channel Holdings, Inc., The Outdoor Channel, Inc. and a third party production company known as Reel In The Outdoors, Ltd. The complaint alleges contributory copyright infringement against Outdoor Channel Holdings, Inc. and The Outdoor Channel, Inc. This complaint seeks aggregate general damages in excess of $75,000 plus other indeterminable amounts, fees and expenses.

We received a favorable jury verdict on September 2, 2011 regarding our previously disclosed litigation by SkyCam, LLC against ActionCam, LLC and a former employee of SkyCam, LLC, seeking damages for unfair competition, false designation of origin, copyright infringement, misappropriation of trade secrets, breach of written contract and unfair competition. The jury found that the former employee of SkyCam breached his separation agreement and that he, along with ActionCam, misappropriated SkyCam’s trade secrets and engaged in unfair competition. The jury also determined that by clear and convincing evidence, both the former employee and ActionCam were willful and malicious and acted with a reckless disregard of the rights of others. Actual and punitive damages were awarded to SkyCam by the jury, although a final judgment and order has not yet been entered in this case. On September 13, 2011, ActionCam, LLC withdrew its counterclaim with prejudice against SkyCam LLC and its third-party complaints against Outdoor Channel Holdings, Inc. and Winnercomm, Inc. On December 22 and 23, 2011, the court scheduled a bifurcated bench trial related to SkyCam, LLC’s claims against ActionCam, LLC for patent assignment rights and injunctive relief. The judge has not yet issued his ruling with respect to the bifurcated trial.

From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The following table sets forth the high and low closing prices of our common stock as reported on The Nasdaq Global Market for the periods indicated.

	High	Low
2011
First Quarter	8.45	6.87
Second Quarter	7.50	5.66
Third Quarter	7.35	5.72
Fourth Quarter	7.56	5.18
2010
First Quarter	6.77	5.02
Second Quarter	7.14	4.48
Third Quarter	6.01	4.58
Fourth Quarter	7.17	5.20

As of December 31, 2011, there were approximately 593 holders of record of our common stock.

The information under the principal heading “Securities Authorized for Issuance under the Equity Compensation Plans” is included in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

DIVIDEND POLICY

On December 13, 2011, we declared a special $.25 per share dividend to holders of record as of December 24, 2011. The 2011 dividend, which amounted to $6.2 million, was paid on December 30, 2011. On December 9, 2010, we declared a special $.25 per share dividend to holders of record as of December 20, 2010. The 2010 dividend, which also amounted to $6.2 million, was paid on December 30, 2010. Prior to these dividends, we have never declared or paid any cash dividends on our common stock, and we do not currently anticipate paying any additional cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition and other factors as the board of directors, in its discretion, deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

On February 25, 2009, we announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. The stock repurchase program commenced March 3, 2009 and was completed on March 31, 2010. All repurchases under the plan were in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. There have been no repurchases subsequent to March 31, 2010.

PERFORMANCE GRAPH

The graph below shows the five-year cumulative total stockholder return assuming an investment of $100 and the reinvestment of dividends. The graph compares total stockholder returns of our common stock, of the Russell 2000 Index, Russell 3000 Index and of a Peer Group Index consisting of Crown Media Holdings, Inc and Scripps Networks Interactive, Inc. since December 31, 2008. The graph assumes that $100 was invested in our stock on December 31, 2006 and that the same amount was invested in the Russell 2000 Index, Russell 3000 Index and the Peer Group Index. Historical results are not necessarily indicative of future performance. Our common stock is currently traded on The Nasdaq Global Market.

The stockholder return shown on the graph below is not necessarily indicative of future performance and we will not make or endorse any predictions as to future stockholder returns.

Outdoor Channel Holdings, Inc.

Performance Graph

Comparison of Cumulative Total Return*

*    Assumes $100 investment in our common stock on December 31, 2006

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011, have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Advertising	$36,918	$37,000	$34,325	$36,562	$29,149
Subscriber fees	20,155	17,953	18,848	17,495	17,297
Production services	14,782	28,389	33,679	—	—

Total revenues	71,855	83,342	86,852	54,057	46,446
Income (loss) from operations	6,754	4,586	1,910	4,839	(3,441)
Income (loss) before income taxes	6,772	4,617	1,983	6,360	(161)
Income tax provision	4,927	3,373	2,268	3,988	1,718

Net income (loss) from continuing operations	1,845	1,244	(285)	2,372	(1,879)
Income from discontinued operations, net of tax	—	—	—	—	1

Net income (loss)	1,845	1,244	(285)	2,372	(1,878)
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to controlling interest	$1,845	$1,244	$(285)	$2,372	$(1,878)

Earnings (loss) from continuing operations per common share:
Basic	$0.07	$0.05	$(0.01)	$0.09	$(0.07)

Diluted	$0.07	$0.05	$(0.01)	$0.09	$(0.07)

Earnings (loss) per common share:
Basic	$0.07	$0.05	$(0.01)	$0.09	$(0.07)

Diluted	$0.07	$0.05	$(0.01)	$0.09	$(0.07)

Weighted average number of common shares outstanding:
Basic	24,821	24,513	24,452	25,369	26,027

Diluted	25,633	25,634	24,452	26,086	26,027

	As of December 31,
	2011		2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$	19,498	$32,578	$20,848	$60,257	$25,260
Investments in auction-rate and available-for-sale securities:
Current		40,049	26,995	38,090	—	46,155
Non-current		4,940	5,075	5,775	6,456	—
Goodwill		43,160	43,160	43,160	43,160	43,160
Other assets		41,539	45,844	48,905	33,081	37,126
Total assets		149,186	153,652	156,778	142,954	151,701
Total liabilities		15,861	18,110	18,480	6,545	5,124
Stockholders’ equity		133,325	135,542	138,298	136,409	146,577

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview and Strategy. The overview and strategy section provides a summary of our business.

•

Consolidated Results of Operations.    The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2011 compared to the year ended December 31, 2010.

•

Segment Results of Operations.    The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the year ended December 31, 2011 compared to the year ended December 31, 2010.

•

Consolidated Results of Operations for the Prior Year Period.    The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2010 compared to the year ended December 31, 2009.

•

Segment Results of Operations for the Prior Year Period.    The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the year ended December 31, 2010 compared to the year ended December 31, 2009.

•	Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2011 compared to the year ended December 31, 2010.

OVERVIEW AND STRATEGY

Outdoor Channel Holdings, Inc. is an entertainment and media company. Based on changes in how we monitor and measure our various businesses, we have determined that our aerial camera units, SkyCam and CableCam, should now be reported together as a separate segment. Accordingly, prior period segment information for “Production Services” has been revised to retroactively reflect aerial cameras as a separate segment and Production Services now includes solely our Winnercomm results for all periods discussed in this Item 7. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our three operating segments follows.

Our core business, TOC, is engaged in the development, production and broadcast of traditional outdoor programming such as hunting, fishing, shooting and off-road motor sports. With hunting season being in the second half of the calendar year, the success of our hunting programming during this same time has been the main driver of our stronger financial performance in the second half of the year. We continue to broaden our programming offerings in the first half of the year in an attempt to improve our financial performance during that same period. As such, we expanded our fishing programming in 2011 with notable fishing programs like Bassmasters, Madfin Shark Series, Spanish Fly and Zona. In addition, we announced a joint venture, Major League Fishing, with 24 of the top anglers in the United States to provide us with opportunities to bolster this type of programming beginning in March 2012. Overall, in addition to increasing revenue opportunities in the first half of the year, we believe this strategy will generate growth in our revenue from improving our program viewership ratings and increasing our distribution.

Our Production Services segment, which is made up entirely of our Winnercomm production entity, is closely aligned with our core focus on outdoor programming, but it also produces scripted and live event sports television and provides website services to other third parties.

Our Aerial Cameras segment, which we acquired along with the purchase of Winnercomm in 2009, is the dominant U.S. leader in overhead aerial camera production, and we believe it is a unique asset which has meaningful growth opportunities and is increasing in value. It is a capital intensive business, and in order to accelerate its growth, we may seek a strategic partnership for this business in the future.

Additional information regarding each segment follows.

Outdoor Channel

Outdoor Channel is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming. TOC revenues consist primarily of advertising fees, including those from advertisements aired on Outdoor Channel and fees paid by third-party producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel, and subscriber fees paid by cable, satellite and telephone company service providers that air Outdoor Channel.

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

For December 2011, Nielsen estimated that Outdoor Channel had 35.4 million subscriber homes compared to 34.8 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month and there is usually a lag of 2-3 months before Nielsen captures any new launches or tier migrations. For March 2012 Nielsen’s estimate increased to 37.1 million subscribers, which we believe relates to the lag in their picking up new Outdoor Channel subscribers in their estimates. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Our March 2012 Nielsen estimate of 37.1 million subscribers is the highest TOC has ever achieved. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. There can be no assurances that there will be any correlation between the actual growth or decline in our paying subscribers compared to Nielsen’s estimate of such growth or decline.

We continue to pursue subscriber growth by utilizing various incentives, including offering lower per-subscriber fees for broader distribution, payment of subscriber acquisition or launch support fees and committing TOC marketing dollars among other tactics. Any subscriber acquisition or launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense as other direct costs. During the third quarter of 2011, we gained approximately 1.5 million subscribers through carriage upgrades in the Chicago and New England marketplaces. In December 2011, we gained approximately 650,000 subscribers through a carriage upgrade in greater Washington D.C. marketplace. Due to penetration discounts, we do not expect a significant increase in subscriber fees from these systems. We expect to increase our marketing spend in 2012 to support these and other anticipated launches and migrations.

While we are 100% programmed in high-definition format (“HD”), our HD signal is only carried on a subset of our overall subscriber base. We currently have approximately 11.8 million HD subscriber homes, all of which are on cable or telephone systems. We are continuing our efforts to increase the carriage of our HD signal as we deem this to be an important competitive feature.

We increased our programming expenditures in 2011 and expect to continue to see increases in programming costs as we believe we need to invest in our programming brand given the increased viewing alternatives, including competitors with similar outdoor themed programming. And while our advertising and marketing expense declined slightly in 2011 compared to 2010, we expect to increase our expenses in this area in 2012 and beyond to support our increased programming investment and our recent and expected continued growth in subscribers. While we believe these investments in programming and marketing will help assure our long term growth, they may have a dampening effect on TOC’s operating income in the near term.

We also have invested significant resources to build our outdoorchannel.com website and expect that we will continue to make investments in this area to support material revenue potential for our online operations.

Production Services

Production Services is comprised solely of our wholly owned subsidiary, Winnercomm, Inc., which is involved in the production, development and marketing of sports programming. Production Services revenues include revenues from sponsorship, sales representation fees on television advertising sold on behalf of client advertisers, revenues from production services for customer-owned telecasts, and revenue from website design, management, marketing and hosting fees.

Since our acquisition of Winnercomm in January 2009, we have been focused on eliminating Winnercomm’s low margin production and non-strategic business and returning the segment to profitability. This has resulted in a material reduction of the segment’s revenues and gross margins, which we believe will begin to level in 2012. Our Winnercomm unit is increasingly being used to produce high quality programming for TOC.

During the fourth quarter of 2011 our Winnercomm business moved into new facilities in Tulsa which are expected to reduce their expenses beginning in 2012 via reduced office space and reduced lease rates. We also terminated a key sales executive and reduced the chairman’s compensation package during 2011 which will meaningfully reduce costs in 2012.

Aerial Cameras

Our Aerial Cameras segment is comprised of our SkyCam and CableCam entities, which were acquired in connection with our Winnercomm acquisition in January 2009. These entities are engaged in providing aerial camera services for customer owned telecasts. Most of the segment’s revenues relate to professional and college football, but we also provide services, although to a much lesser extent, for other sports such as baseball, soccer and hockey and for special events such as concerts. In the third quarter of 2011, we consolidated our separate facilities for SkyCam in Tulsa, OK and for CableCam in Chatsworth, CA to a combined facility in Ft. Worth, TX. Although we recorded a charge in the fourth quarter of this year related to exiting the Tulsa SkyCam lease, which expires in 2016, our new combined facility will provide us with more cost-effective rent and more efficient staffing, which will benefit 2012 and beyond. Another important event for our Aerial Cameras segment was our receipt of favorable jury verdicts on all of our legal actions against ActionCam and its founder, a competitor to our aerial camera business which we initiated suit against in 2009 for misappropriation of trade secrets, breach of separation agreement and unfair competition. While we will likely incur additional costs pursuing final judgment in that case, we believe our legal expense going forward will be significantly less than in the past two years. Given the reduced ActionCam related legal fees and reduced rent resulting from facility moves in 2011, we expect to see significantly reduced expenses at our Aerial Cameras segment in 2012. We also hope to expand our business to other areas outside of football, and sports in general.

Seasonality

All of our segments generate a higher proportion of their revenue and operating income in the second half of our fiscal year due to higher viewed hunting programming which coincides with the fall hunting season at TOC, hunting and sports related programming at our Production Services segment and to football driven revenues at our Aerial Cameras segment.

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

Production Services revenue includes revenue from sponsorship and advertising fees from ad inventory, revenue from production services for customer-owned telecasts, revenue from aerial camera services for customer-owned telecasts and revenue from website design, management, marketing and hosting fees. Advertising revenues are recognized when the advertisement is aired and the collectability of fees is reasonably assured. Revenue from production services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Costs incurred prior to completion and delivery are reflected as programming and production costs in the accompanying consolidated balance sheets. Advances of payments prior to completion and delivery are shown as deferred revenue in the accompanying consolidated balance sheets. Revenue from aerial camera services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Revenue from each event is based on an agreed upon contracted amount plus allowed expenses. Revenue from website design, management, marketing and hosting services is recognized upon the completion of services.

Commission revenue from the marketing of program advertising, and commercial air time is recognized when the advertising or commercial air time occurs. In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. Certain transactions are recorded on a gross or net basis depending on whether we are acting as the principal in a transaction or acting as an agent in the transaction. We serve as the principal in transactions in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis. For those transactions in which we do not have substantial risks and rewards of ownership, we are considered an agent in the transaction and, accordingly, record revenue on a net basis. We record revenue when our commission is earned.

Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience or have not yet delivered the additional advertising time, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the duration of the advertising contracts. Revenues recognized do not exceed the total of the cash payments received and cash received in excess of revenue earned is recorded as deferred revenue.

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and trade publications regarding the financial health of our larger customers and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial condition of any of our customers deteriorated or improved, whether due to customer specific or general economic conditions, we make appropriate adjustments to the allowance. All of our bad debt expense is included in selling, general and administrative expense.

Valuation of Goodwill

We currently have three reporting units, TOC, Production Services and Aerial Cameras. The Production Services reporting unit consists solely of our Winnercomm business and the Aerial Cameras reporting unit consists of our CableCam and SkyCam businesses which were acquired on January 12, 2009. All of our goodwill is attributed to our TOC reporting unit.

We review goodwill for impairment on an annual basis during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We typically perform a two-step impairment test on goodwill. In the first step, we compare the fair value of our reporting unit with goodwill to its carrying value. If the fair value of our reporting unit exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We early adopted this guidance for our annual goodwill impairment test that was conducted in the fourth quarter of 2011. The adoption of this guidance did not have any effect on our financial condition or results of operations. No impairment losses were recorded on goodwill during the years ended December 31, 2011, 2010 or 2009.

Programming Costs

We produce a portion of the programming we air on our channel in-house and through work-for-hire arrangements and amortize the related costs of production on a straight-line basis over the expected airings of the produced shows. We also have work in progress for uncompleted production projects. At any given time, we have unamortized costs for programming that are carried on our balance sheet as “Programming and production costs.” These unamortized costs will be charged to programming expense when the related programs air and the related advertising revenue is recognized. At the time it is determined that a program will not likely air, we charge to programming expense any remaining unamortized costs recorded in programming costs.

Share-Based Compensation

We record stock compensation expense for equity based awards granted, including restricted stock, restricted stock units, performance units and stock options, for which expense is recognized over the service period, based on the fair value of the award at the date of grant.

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

We have not issued any new stock options during the three year period ended December 31, 2011 and have instead granted restricted stock and restricted stock units to certain of our employees and to most of our board of directors.

During 2011 and 2010, we had performance units previously granted to our former chief executive officer, Roger Werner, expire unexercised. In addition, in 2011, we had significant amounts of stock options expire unexercised. Upon the expiration of these performance units and stock options, we reversed previously established deferred tax assets which resulted in deferred income tax expense of $2,024,000 and $1,311,000 in 2011 and 2010, respectively.

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

We record net deferred income tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.

We have experienced a materially higher income tax expense in 2011, 2010 and 2009 than would be expected based on a 34% statutory income tax rate due to the expiration of unexercised stock options and performance units and to a lesser extent, due to deduction limits related officer compensation. We expect that certain deferred income tax assets relating to outstanding stock options at December 31, 2011 that expire in 2013 and 2014 will, if unexercised, will generate deferred tax expense in those years of approximately $153,000 and $156,000, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“ FASB “) issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for our interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June and December 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB, and is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

In September 2011, the FASB issued an accounting standard update to simplify the annual goodwill impairment test. The guidance provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This guidance is effective for our annual and interim periods beginning after December 15, 2011, with early adoption permitted. We have adopted the new guidance for the annual period ended December 31, 2011 and it had no impact on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the years ended December 31, 2011 and 2010.

Comparison of Consolidated Operating Results for the Years Ended December 31, 2011 and December 31, 2010

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2011	2010	$	%	2011	2010
Revenues:
Advertising	$36,918	$37,000	$(82)	—%	51%	44%
Subscriber fees	20,155	17,953	2,202	12	28	22
Production services	14,782	28,389	(13,607)	(48)	21	34

Total revenues	71,855	83,342	(11,487)	(14)	100	100

Cost of services:
Programming	7,511	6,139	1,372	22	11	7
Satellite transmission fees	1,590	1,584	6	—	2	2
Production and operations	19,616	29,036	(9,420)	(32)	27	35
Other direct costs	280	447	(167)	(37)	—	1

Total cost of services	28,997	37,206	(8,209)	(22)	40	45

			Change		% of Total Revenue
	2011	2010	$	%	2011	2010
Other expenses:
Advertising	$2,845	$3,521	$(676)	(19)%	4%	4%
Selling, general and administrative	30,385	34,646	(4,261)	(12)	42	42
Depreciation and amortization	2,874	3,383	(509)	(15)	4	4

Total other expenses	36,104	41,550	(5,446)	(13)	50	50

Income from operations	6,754	4,586	2,168	47	9	6
Interest and other income, net	18	31	(13)	(42)	—	—

Income from operations before income taxes	6,772	4,617	2,155	47	9	6
Income tax provision	4,927	3,373	1,554	46	7	4

Net income	$1,845	$1,244	$601	48%	3%	2%

(percentages may not add due to rounding)

Revenues

Total revenues for 2011 were $71.9 million, a decrease of $11.5 million, or 14%, compared to revenues of $83.3 million for 2010. The decrease was due primarily to lower production services revenue, partially offset by an increase in our subscriber fee revenue, as discussed further in our segment results of operations below.

Cost of Services

Total cost of services for 2011 was $29.0 million, a decrease of $8.2 million, or 22%, compared to $37.2 million for 2010. The decrease was primarily driven by lower production costs at our Production Services unit, net of increases in programming and operational expenses at our Outdoor Channel unit, as further discussed in the segment results of operations below.

Other Expenses

Advertising expenses for 2011 were $2.9 million, a 19% decrease compared to $3.5 million for 2010. The decrease was due to a shift in our marketing efforts from media buys to more targeted and cost-effective social network outlets. We expect this cost to increase substantially in 2012 as we plan to spend more aggressively to support our current and new programming and expanded distribution markets.

Selling, general and administrative (“SG&A”) expenses for 2011 were $30.4 million, a 12% decrease compared to $34.7 million 2010. The decrease was primarily driven by lower professional fees related to public company and corporate governance matters, a decrease in accounting fees, reduced payroll and related compensation expenses associated with a reduction in headcount at our Production Services unit, and a decrease in the provision for doubtful accounts, all as further discussed in the segment results of operations below.

Depreciation and amortization expense for 2011 was $2.9 million, a 15% decrease compared to depreciation and amortization expense of $3.4 million for 2010. The decrease primarily relates to more assets having become fully depreciated partially offset by depreciation on assets acquired in that same period.

Income from Operations

Income from operations for 2011 was $6.8 million, an increase of $2.2 million, compared to $4.6 million for 2010. As discussed below in our segment results of operations, the increase in our income from operations for 2011 compared to the prior year period was driven primarily by an increase in subscriber fee revenues, reduced

SG&A at both TOC and our Production Services unit, partially offset by increases in programming expense. As a percentage of revenues, our income from operations was 9% for 2011 compared to 6% for 2010 due primarily to aforementioned reasons and a lower proportion of our overall revenue being contributed by our lower margin Production Services unit.

Interest and Other Income, Net

Interest and other income, net for 2011 was $18,000, a decrease of $13,000, compared to $31,000 for 2010. The decrease was principally the result of lower interest rates on invested cash and investments.

Income from Operations Before Income Taxes

Resulting income from operations before income taxes for 2011 was $6.8 million, a 47% increase compared to income from operations before income taxes of $4.6 million for 2010.

Income Tax Provision

Income tax expense for 2011 was $4.9 million compared to $3.4 million for 2010. The income tax provision reflected in the accompanying consolidated statements of operations for 2011 and 2010 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m). The effective income tax rate was approximately 73% for both 2011 and 2010. Certain performance units that were granted to our Chief Executive Officer in 2006 along with other previously granted stock options expired unissued in October 2011, which resulted in a decrease of $2.0 million to our deferred tax assets and a corresponding increase to income tax expense. Our remaining unexercised stock options at December 31, 2011 will expire in 2013 and 2014 and if they are not exercised, we will record deferred income tax expense in those years of approximately $153,000 and $156,000, respectively. We expect our 2012 effective tax rate to be closer to a normal rate.

Net Income

Our resulting net income for 2011 was $1.8 million compared to net income of $1.2 million for 2010.

SEGMENT RESULTS OF OPERATIONS

Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations below. Typical intersegment transactions include the purchase by our TOC segment of programs to air on Outdoor Channel and website design, management and maintenance services from our Production Services segment. Our Aerial Cameras segment has no intersegment transactions between our TOC or Production Services segments.

TOC

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

			Change
	2011	2010	$	%
Revenues:
Advertising	$36,918	$37,000	$(82)	—%
Subscriber fees	20,155	17,953	2,202	12

Total revenues	57,073	54,953	2,120	4

Cost of services:
Programming	8,434	6,722	1,712	26
Satellite transmission fees	1,590	1,584	6	—
Production and operations	7,502	6,875	627	9
Other direct costs	280	447	(167)	(37)

Total cost of services	17,806	15,628	2,178	14

Other expenses:
Advertising	2,865	3,491	(626)	(18)
Selling, general and administrative	24,669	26,223	(1,554)	(6)
Depreciation and amortization	1,432	1,652	(220)	(13)

Total other expenses	28,966	31,366	(2,400)	(8)

Income from operations	10,301	7,959	2,342	29
Interest and other income, net	109	121	(12)	(10)

Income from operations before income taxes	$10,410	$8,080	$2,330	29%

(percentages may not add due to rounding)

Revenues

Total revenues for TOC for 2011 increased to $57.1 million, or 4%, compared to $55.0 million in 2010.

Advertising revenue for 2011 was $36.9 million, a decrease of $82,000, or 0.2%, compared to $37.0 million for 2010. The decrease in advertising revenue for 2011 was due primarily to a decrease in website and long-form advertising, partially offset by increases in short-form and time-buy advertising on higher prices.

Subscriber fees for 2011 were $20.2 million, an increase of $2.2 million, or 12%, compared to $18.0 million for 2010. The increase in subscriber fees was primarily due to increased rates and to a decrease in the change in our estimated potential most-favored nation liabilities related to our distributors.

Cost of Services

Programming expenses for 2011 were $8.4 million, an increase of $1.7 million, or 26%, compared to $6.7 million for 2010. This increase was due primarily to write-downs of programming costs related to our decision not to air certain shows beyond 2011, along with the expensing of development costs related to Major League Fishing, a new programming venture, and to new, more expensive programs airing during the current year periods compared to the prior year periods.

Satellite transmission fees for both 2011 and 2010 were $1.6 million.

Production and operations costs for 2011 were $7.5 million, an increase of $627,000, or 9%, compared to $6.9 million for 2010. The increase in costs for 2011 was driven primarily by increased consulting fees and online services costs as we continue to expand and improve the content of our online website presence. We expect to continue to invest in our website and related online subscription sites in 2012.

Other direct costs for 2011 were $280,000, a decrease of $167,000, or 37%, compared to $447,000 for 2010. This expense, which represents subscriber acquisition fee amortization, decreased due to lower acquisition costs paid in 2011 compared to 2010 and 2009. Based on a late 2011 subscriber acquisition activity, we expect this expense to grow in 2012.

Other Expenses

Advertising expenses for 2011 were $2.9 million, a decrease of $626,000, or 18%, compared to $3.5 million for 2010. The decrease in 2011 was primarily due to a shift in our marketing efforts from media buys to more targeted and cost-effective social network outlets. We expect this cost to increase substantially in 2012 as we plan to spend more aggressively to support our current and new programming.

SG&A expenses, which includes corporate expenses to the extent not allocated to other segments, for 2011 were $24.7 million, a decrease of $1.6 million, or 6%, compared to $26.2 million for 2010. This decrease was primarily driven by lower professional fees related to public company and corporate governance matters, a decrease in the provision for doubtful accounts, a decrease in sales commissions and a decrease in stock compensation.

Depreciation and amortization for 2011 was $1.4 million, a decrease of $220,000, or 13%, compared to $1.7 million for 2010. The decrease in depreciation and amortization primarily relates to more assets becoming fully depreciated than depreciation on asset additions in that same period.

Income from Operations

Income from operations for 2011 was $10.3 million, an increase of $2.3 million, compared to $8.0 million for 2010. As discussed above, the increase in our income from operations was driven primarily by increased subscriber fees and reductions in selling, general and administrative expenses, net of higher programming costs. Given our intent to spend more aggressively on advertizing and marketing, our operating income for 2012 could moderate.

Interest and Other Income, Net

Interest and other income, net for 2011 was $109,000, a decrease of $12,000, compared to $121,000 for 2010. The decrease was due primarily to lower interest rates on our cash equivalents and investments in available-for-sale securities.

Production Services

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

			Change
	2011	2010	$	%
Revenues:
Production services	$9,228	$21,506	$(12,278)	(57)%

Total revenues	9,228	21,506	(12,278)	(57)

Cost of services:
Production and operations	7,874	17,644	(9,770)	(55)

Total cost of services	7,874	17,644	(9,770)	(55)

Other expenses:
Advertising	—	29	(29)	(100)
Selling, general and administrative	2,651	5,163	(2,512)	(49)
Depreciation and amortization	552	808	(256)	(32)

Total other expenses	3,203	6,000	(2,797)	(47)

Loss from operations	(1,849)	(2,138)	289	(14)
Interest and other income, net	—	—	—	—

Loss from operations before income taxes	$(1,849)	$(2,138)	$289	(14)%

(percentages may not add due to rounding)

Revenues

Production services revenue for 2011 was $9.2 million, a decrease of $12.3 million, or 57%, as compared to $21.5 million for 2010. The decrease in 2011 as compared to the same period a year ago was due primarily to an expected reduction in the number of production contracts that were renewed in the current year period at Winnercomm. We believe that the impact of cancelled or non-renewed business is largely behind us and expect the segment’s revenues for 2012 will decline, but not nearly as sharply as in 2011.

Cost of Services

Production and operations costs for 2011 were $7.9 million, a decrease of $9.8 million, or 55%, compared to $17.6 million for 2010. The decrease in costs in 2011 relates primarily to decreased production costs caused by fewer Winnercomm production contracts being renewed in the current year and reduced payroll and related compensation costs associated with a reduction in headcount. We expect further decreases in costs of services in 2012 reflecting full year savings on cost cuts made during 2011.

Other Expenses

SG&A expenses for 2011 were $2.7 million, a decrease of $2.5 million, or 49%, compared to $5.2 million for 2010. This decrease relates primarily to reduced payroll and related compensation costs associated with a reduction in headcount, reduced professional fees and a reduction in our provision for doubtful accounts, all resulting from our reduced scale of operations following the cancellation and non-renewal of a sizeable portion of the segment’s revenues. We expect further decreases in SG&A in 2012 reflecting full year savings on cost cuts made during 2011.

Depreciation and amortization for 2011 was $552,000, a decrease of $256,000, or 32%, compared to $808,000 for 2010. The decrease in depreciation and amortization for 2011 primarily relates to reduced amortization of leasehold improvements in the current year due to the reduction of leased office space in Tulsa and to certain intangible assets becoming fully amortized prior to the current year period.

Loss from Operations

Our resulting loss from operations for 2011 was $1.8 million, an increase of $289,000 compared to a net loss from operations of $2.1 million for 2010.

Aerial Cameras

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

			Change
	2011	2010	$	%
Revenues:
Production services	$8,663	$9,140	$(477)	(5)%

Total revenues	8,663	9,140	(477)	(5)

Cost of services:
Production and operations	6,342	6,199	143	2

Total cost of services	6,342	6,199	143	2

Other expenses:
Advertising	—	1	(1)	(100)
Selling, general and administrative	3,065	3,260	(195)	(6)
Depreciation and amortization	890	923	(33)	(4)

Total other expenses	3,955	4,184	(229)	(6)

Loss from operations	(1,634)	(1,243)	(391)	(32)
Interest and other income, net	(91)	(90)	(1)	1

Loss from operations before income taxes	$(1,725)	$(1,333)	$(392)	29%

(percentages may not add due to rounding)

Revenues

Production services revenue from our aerial camera unit for 2011 was $8.7 million, a decrease of $477,000, or 5%, as compared to $9.1 million for 2010. The decrease in 2011 was due primarily to a net decrease in the number of professional and collegiate sporting and other production events, including the 2010 Winter Olympics and the 2010 World Cup events.

Cost of Services

Production and operations costs for 2011 were $6.3 million, an increase of $143,000, or 2%, compared to $6.2 million for 2010. The increase in costs in 2011 relates primarily to the lease abandonment charge related to exiting our SkyCam facility lease in Tulsa, partially offset by reduced aerial camera production events. We expect a decrease in our fixed costs of services in 2012 relating to the full year savings resulting from our recent facility consolidation and the non-recurring move related costs in 2011.

Other Expenses

SG&A expenses for 2011 were $3.1 million, a decrease of $195,000, or 6%, compared to $3.3 million for 2010. This decrease relates primarily to decreased legal fees related to litigation against one of our competitors and its founder, a former employee of ours (together, “ActionCam”), a reduction in research and development expenses and a reduction in our provision for doubtful accounts. These reductions were partially offset by move related expenses incurred in connection with the relocation of our aerial camera units to a new combined facility during the year. We expect a significant reduction to our legal expenses in 2012 compared to 2011 related to our ActionCam litigation.

Depreciation and amortization for 2011 were $890,000, a decrease of $33,000, or 4%, compared to $923,000 for 2010. The decrease in depreciation and amortization for 2011 primarily relates to certain intangible assets becoming fully amortized prior to the current year period, partially offset by increased depreciation of new assets and leasehold improvements at our new location in Ft. Worth, Texas.

Loss from Operations

Our resulting loss from operations for 2011 was $1.6 million, an increase of $391,000 compared to a net loss from operations of $1.2 million for 2010.

Interest and Other Income, Net

Interest and other income, net for 2011 was expense of $91,000, a decrease of $1,000, compared to expense of $90,000 for 2010.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE PRIOR YEAR PERIOD

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

(percentages may not add due to rounding)

Revenues

Total revenues for 2010 were $83.3 million, a decrease of $3.5 million, or 4%, compared to revenues of $86.9 million for 2009. The decrease was due primarily to lower subscriber fee revenue and production services revenue, offset by increases in our advertising revenue.

Cost of Services

Total cost of services for 2010 was $37.2 million, a decrease of $5.8 million, or 14%, compared to $43.0 million for 2009. The decrease was primarily driven by lower production costs at our Production Services unit, net of increases in programming and operational expenses at our Outdoor Channel unit.

Other Expenses

Advertising expenses for 2010 were $3.5 million, a 27% increase compared to $2.8 million for 2009. The increase was due to an increase in promotion support for new programming on TOC launched during 2010.

SG&A expenses for 2010 were $34.7 million, a 1% decrease compared to $35.1 million 2009. The decrease was primarily driven by reduced executive incentive compensation at TOC and reduced staffing at our Production Services unit, net of increased professional fees related to public company and corporate governance matters and increased legal costs associated with our litigation at our aerial camera business.

Depreciation and amortization expense for 2010 was $3.4 million, a 15% decrease compared to depreciation and amortization expense of $4.0 million for 2009. The decrease primarily related to more assets having become fully depreciated partially offset by depreciation on assets acquired in the last year.

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

SEGMENT RESULTS OF OPERATIONS FOR THE PRIOR YEAR PERIOD

Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations below. Typical intersegment transactions include the purchase by our TOC segment of programs to air on Outdoor Channel and website design, management and maintenance services from our Production Services segment. Our Aerial Cameras segment has no intersegment transactions between our TOC or Production Services segments.

TOC

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

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

(percentages may not add due to rounding)

Revenues

Total revenues for TOC for 2010 increased to $55.0 million, or 3%, compared to $53.2 million in 2009.

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

Production and operations costs for 2010 were $6.9 million, an increase of $803,000, or 13%, compared to $6.1 million for 2009. The increase in costs for 2010 were driven primarily by increased personnel and related compensation costs, increased marketing expense and increased broadband services costs.

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

SG&A expenses, which includes corporate expenses to the extent not allocated to other segments, for 2010 were $26.2 million, a decrease of $1.1 million, or 4%, compared to $27.4 million for 2009. This decrease relates primarily to decreases in stock compensation and in compensation and related expenses associated with the expiration of the supplemental compensation plan of our CEO in 2009 of approximately $2.3 million and decreased accounting fees related to our annual audit and tax compliance of approximately $431,000 partially offset by increases in professional fees related to public company and corporate governance matters of approximately $430,000, severance and related compensation expense associated with the departure of our former chief financial officer of approximately $398,000, increased legal and consulting fees related to potential acquisition activity of approximately $490,000, an increase to our provision for doubtful accounts of approximately $333,000 and increased expenses related to marketing and promotional events held during the year of approximately $346,000 over the prior year amounts.

Depreciation and amortization for 2010 was $1.7 million, a decrease of $406,000, or 20%, compared to $2.1 million for 2009. The decrease in depreciation and amortization primarily related to more assets becoming fully depreciated than depreciation on assets acquired in 2010.

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

Production Services

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

			Change
	2010	2009	$	%
Revenues:
Production services	$21,506	$28,616	$(7,110)	(25)%

Total revenues	21,506	28,616	(7,110)	(25)

Cost of services:
Production and operations	17,644	24,932	(7,288)	(29)

Total cost of services	17,644	24,932	(7,288)	(29)

Other expenses:
Advertising	29	13	16	123
Selling, general and administrative	5,163	5,918	(755)	(13)
Depreciation and amortization	808	1,042	(234)	(23)

Total other expenses	6,000	6,973	(973)	(14)

Loss from operations	(2,138)	(3,289)	1,151	(35)
Interest and other income, net	—	3	(3)	(100)

Loss from operations before income taxes	$(2,138)	$(3,286)	$1,148	(35)%

(percentages may not add due to rounding)

Revenues

Production services revenue for 2010 was $21.5 million, a decrease of $7.1 million, or 25%, as compared to $28.6 million for 2009. The decrease in 2010 was due primarily to a reduction in the number of production contracts that were renewed in the current year period at Winnercomm.

Cost of Services

Production and operations costs for 2010 were $17.6 million, a decrease of $7.3 million, or 29%, compared to $24.9 million for 2009. The decrease in costs in 2010 relates primarily to decreased production costs at Winnercomm related to fewer production contracts being renewed in the current year and to reduced payroll and related compensation costs associated with a reduction in headcount.

Other Expenses

Advertising expenses for 2010 were $29,000, an increase of $16,000, or 123%, compared to $13,000 for 2009. The increase in 2010 relates primarily to event advertising paid by Winnercomm in 2010 but was paid by our customer in 2009.

SG&A expenses for 2010 were $5.2 million, a decrease of $755,000, or 13%, compared to $5.9 million for 2009. The decrease in 2010 relates primarily reduced payroll and related compensation costs associate with a reduction in headcount, reduced rent expense resulting from the reduction of leased office space in Tulsa and reduced consulting and other integration related fees incurred in the prior year associated with the acquisition of Winnercomm, partially offset by an increase in our provision for doubtful accounts.

Depreciation and amortization for the year ended December 31, 2010 were $808,000, a decrease of $234,000, or 23%, compared to $1.0 million for the year ended December 31, 2009. The decrease in depreciation and amortization for the year ended December 31, 2010 primarily related to reduced amortization of leasehold improvements in the current year due to the reduction of leased office space in Tulsa and to certain intangible assets becoming fully amortized during the current year period.

Loss from Operations

Our resulting loss from operations for 2010 was $2.1 million, a decrease of $1.2 million compared to a net loss from operations of $3.3 million for 2009.

Aerial Cameras

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

			Change
	2010	2009	$	%
Revenues:
Production services	$9,140	$7,028	$2,112	30%

Total revenues	9,140	7,028	2,112	30

Cost of services:
Production and operations	6,199	5,285	914	17

Total cost of services	6,199	5,285	914	17

Other expenses:
Advertising	1	41	(40)	(98)
Selling, general and administrative	3,260	1,843	1,417	77
Depreciation and amortization	923	897	26	3

Total other expenses	4,184	2,781	1,403	50

Loss from operations	(1,243)	(1,038)	(205)	20
Interest and other income, net	(90)	(101)	11	(11)

Loss from operations before income taxes	$(1,333)	$(1,139)	$(194)	17%

(percentages may not add due to rounding)

Revenues

Production services revenue from our aerial camera unit for 2010 was $9.1 million, an increase of $2.1 million, or 30%, as compared to $7.0 million for 2009. The increase in 2010 as compared to the same prior year period was due primarily to a net increase in the number of professional and collegiate sporting and other production events, including the 2010 Winter Olympics and the 2010 World Cup.

Cost of Services

Production and operations costs for 2010 were $6.2 million, an increase of $914,000, or 17%, compared to $5.3 million for 2009. The increase in costs in 2010 relates primarily to the increase in production events compared to the same prior year period.

Other Expenses

Advertising expenses for 2010 were $1,000, a decrease of $40,000, or 98%, compared to $41,000 for 2009. The decrease relates to tradeshow and marketing materials that were not incurred in 2010.

SG&A expenses for 2010 were $3.3 million, an increase of $1.4 million, or 77%, compared to $1.8 million for 2009. The increase in 2010 relates primarily to increased legal fees related to ongoing litigation against one of our aerial camera operations competitors for unfair competition and copyright infringements and research and development expenses associated with development of a 3-D camera partially offset by reduced consulting and other integration related fees incurred in the prior year associated with the acquisition of these entities.

Depreciation and amortization for the year ended December 31, 2010 were $923,000, an increase of $26,000, or 3%, compared to $897,000 for the year ended December 31, 2009. The increase in depreciation and amortization for the year ended December 31, 2010 primarily related to the prior year not including a full year of depreciation and amortization as it was the year of acquisition.

Loss from Operations

Our resulting loss from operations for 2010 was $1.2 million, an increase of $205,000, or 20%, compared to a net loss from operations of $1.0 million for 2009.

Interest and Other Income, Net

Interest and other income, net for 2010 was expense of $90,000, a decrease of $11,000, compared to expense of $101,000 for 2009, and relates to an unfavorable lease we assumed in 2009 in connection with our acquisition of the segment.

LIQUIDITY AND CAPITAL RESOURCES

We generated $9.3 million of cash from operating activities in 2011, compared to $8.3 million in 2010. Our combined cash and cash equivalent and investment in available-for-sale securities balance was $59.5 million at December 31, 2011, a decrease of $0.1 million from the combined balance of $59.6 million at December 31, 2010. The increase in cash flows from operating activities in 2011 compared to the same period in 2010 was due primarily to an increase in our operating income, decreases in operating expenses at our TOC segment and lower subscriber acquisition payments, net of increased income tax payments. Net working capital increased to $72.3 million at December 31, 2011, compared to $71.7 million at December 31, 2010.

Net cash used in investing activities was $15.1 million in 2011 compared to cash provided by investing activities of $10.8 million for 2010. The decrease in cash provided by investing activities related principally to net purchases (purchases, net of sales) of short-term available-for-sale securities and by an increase in capital expenditures for fixed assets and intangibles. The cash provided in 2010 related primarily to the proceeds from the net sale of short-term available-for-sale securities, net of capital expenditures for fixed asset replacements.

As of December 31, 2011, we held $4.9 million of auction-rate securities (“ARS”) classified as long-term assets. Auction-rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. Beginning in February 2008, the majority of auctions for these types of securities failed due to liquidity issues experienced in global credit and capital markets. Our auction-rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for auction-rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate all of these investments until there is a successful auction or the security issuer redeems their security, and accordingly, have reflected our investments in auction-rate securities as non-current assets on our balance sheet. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. Based on these models, we recorded an unrealized gain on our ARS of $65 in 2011. As a result of the lack of liquidity in the ARS market, we have an unrealized loss on our ARS of $287, which is included in accumulated other comprehensive loss on our consolidated balance sheet as of December 31, 2011. We deemed the loss to be temporary because we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Our ARS investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (primarily closed end preferred and municipalities) and have maintained at least A3 credit ratings despite the failure of the auction process. We believe that based on our current cash, cash equivalents and investments in available-for-sale securities balances at December 31, 2011, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.

We continue to monitor the market for ARS and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional impairment charges in future periods.

Cash used by financing activities was $7.3 million for both 2011 and 2010. The cash used by financing activities relates to a special $6.2 million dividend ($.25 per common share) declared and paid in December 2011 and another special one-time $6.2 million dividend declared and paid in December 2010, in addition to the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to the vesting of restricted shares, and the purchase of stock in 2010 in connection with the stock repurchase plan which terminated that year.

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000,000. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% and 3.25% as of December 31, 2011 and 2010, respectively) plus 0.25% or LIBOR (0.31% and 0.31% as of December 31, 2011 and 2010, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of December 31, 2011, we did not have any amounts outstanding under this credit facility and we were in compliance with all the Revolver covenants. This Revolver is guaranteed by TOC.

While we declared special dividends in December 2011 and 2010, there are no current plans to declare such a dividend in 2012. However, our Board of Directors continues to regularly assess our need for cash and liquidity and if they determine in the future that we have excess cash compared to our projected operating and or growth needs, another special dividend might be declared.

As of December 31, 2011, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources, including cash on-hand and anticipated cash flows from operations, will be sufficient to fund our operations at current levels and anticipated capital requirements through at least December 31, 2012. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

A summary of our contractual obligations as of December 31, 2011 is as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$11,996	$2,193	$4,067	$3,778	$1,958
Purchase obligations	2,943	2,374	569	—	—
Employment agreements	1,754	1,404	350	—	—

Total	$16,693	$5,971	$4,986	$3,778	$1,958

Operating lease obligations principally relate to satellite lease commitments for delivery of our signal and office leases. Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotions, including magazine advertisements, talent agreements, equipment or software maintenance, ratings and research services and other operating purchases. Employment agreements represent our obligations to our Chief Executive Officer, Chief Operating Officer and General Counsel, Chief Financial Officer, and Chief Accounting Officer under their employment agreements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2011 and 2010, our investment portfolio included auction-rate securities of $4,940,000 and $5,075,000, respectively, with long-term maturities. The interest rates on these securities adjust monthly which somewhat mitigates any interest rate risk. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates in these securities would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of December 31, 2011 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would not have a material, immediate impact on our financial condition, operating results or cash flows.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

***

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outdoor Channel Holdings, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Outdoor Channel Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 9, 2012

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2011 and 2010

	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,498	$32,578
Investments in available-for-sale securities	40,049	26,995
Accounts receivable, net of allowance for doubtful accounts of $949 and $1,394	13,657	16,754
Income tax refund receivable	3	13
Deferred tax assets, net	2,168	2,944
Programming and production costs	6,020	5,228
Subscriber acquisition fees, current portion	1,523	1,502
Other current assets	4,352	2,805

Total current assets	87,270	88,819

Property, plant and equipment, net	11,875	12,315
Amortizable intangible assets, net	378	513
Goodwill	43,160	43,160
Investments in auction-rate securities	4,940	5,075
Deferred tax assets, net	754	1,774
Subscriber acquisition fees, net of current portion	421	1,461
Deposits and other assets	388	535

Totals	$149,186	$153,652

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,424	$14,011
Deferred revenue	634	516
Current portion of deferred obligations	49	54
Current portion of unfavorable lease	163	149
Income taxes payable	1,685	2,399

Total current liabilities	14,955	17,129
Deferred obligations	224	136
Unfavorable lease	682	845

Total liabilities	15,861	18,110

Commitments and contingencies
Equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,461 and 25,354 shares issued and outstanding	25	25
Additional paid-in capital	169,540	167,437
Accumulated other comprehensive loss	(287)	(352)
Accumulated deficit	(35,953)	(31,568)

Total stockholders’ equity	133,325	135,542
Noncontrolling interest	—	—

Totals	$149,186	$153,652

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Advertising	$36,918	$37,000	$34,325
Subscriber fees	20,155	17,953	18,848
Production services	14,782	28,389	33,679

Total revenues	71,855	83,342	86,852

Cost of services:
Programming	7,511	6,139	5,902
Satellite transmission fees	1,590	1,584	1,597
Production and operations	19,616	29,036	34,973
Other direct costs	280	447	563

Total cost of services	28,997	37,206	43,035

Other expenses:
Advertising	2,845	3,521	2,779
Selling, general and administrative	30,385	34,646	35,131
Depreciation and amortization	2,874	3,383	3,997

Total other expenses	36,104	41,550	41,907

Income from operations	6,754	4,586	1,910
Interest and other income, net	18	31	73

Income from operations before income taxes	6,772	4,617	1,983
Income tax provision	4,927	3,373	2,268

Net income (loss)	1,845	1,244	(285)
Net income (loss) attributable to noncontrolling interest	—	—	—

Net income (loss) attributable to controlling interest	$1,845	$1,244	$(285)

Earnings (loss) per common share data:
Basic	$0.07	$0.05	$(0.01)

Diluted	$0.07	$0.05	$(0.01)

Weighted average number of common shares outstanding:
Basic	24,821	24,513	24,452

Diluted	25,633	25,634	24,452

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount
	(In thousands)
Balance, January 1, 2011	25,354	$25	$167,437	$(352)	$(31,568)	$135,542	$—	$135,542
Comprehensive income:
Net income	—	—	—	—	1,845	1,845	—	1,845
Change in fair value of available-for-sale and auction-rate securities, net of tax	—	—	—	65	—	65	—	65

Total comprehensive income	—	—	—	—	—	1,910	—	1,910

Special one-time dividend paid in cash	—	—	—	—	(6,230)	(6,230)	—	(6,230)

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	259	—	—	—	—	—	—	—

Share-based employee and non-employee compensation expense	—	—	3,153	—	—	3,153	—	3,153

Purchase and retirement of treasury stock related to employee and non-employee share-based compensation activity	(152)	—	(1,050)	—	—	(1,050)	—	(1,050)

Cash contribution of noncontrolling interest	—	—	—	—	—	—	—	—

Balance, December 31, 2011	25,461	$25	$169,540	$(287)	$(35,953)	$133,325	$—	$133,325

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In thousands)

Balance, January 1, 2010	25,444	$25	$165,374	$(444)	$(26,657)	$138,298
Comprehensive Income:
Net income	—	—	—	—	1,244	1,244
Change in fair value of auction-rate securities, net of tax	—	—	—	92	—	92

Total comprehensive income	—	—	—	—	—	1,336

Special one-time dividend paid in cash	—	—	—	—	(6,155)	(6,155)

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	114	—	—	—	—	—

Share-based employee and non-employee compensation expense	—	—	3,244	—	—	3,244

Purchase and retirement of treasury stock related to employee and non-employee share-based compensation activity	(142)	—	(840)	—	—	(840)

Purchase and retirement of treasury stock related to the stock repurchase program	(62)	—	(341)	—	—	(341)

Balance, December 31, 2010	25,354	$25	$167,437	$(352)	$(31,568)	$135,542

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In thousands)

Balance, January 1, 2009	25,246	$25	$163,300	$(327)	$(26,589)	$136,409

Comprehensive Income (Loss):
Net loss	—	—	—	—	(285)	(285)
Cumulative effect of adoption of ASC 320	—	—	—	(217)	217	—
Change in fair value of auction-rate securities, net of tax	—	—	—	100	—	100

Total comprehensive loss	—	—	—	—	—	(185)

Issuance of restricted stock to employees and non-employee for services to be rendered, net of forfeited shares	525	1	—	—	—	1

Share-based employee and non-employee compensation expense	—	—	4,100	—	—	4,100

Purchase and retirement of treasury stock related to employee and non-employee share-based compensation activity	(101)	—	(659)	—	—	(659)

Purchase and retirement of treasury stock related to the stock repurchase program	(226)	(1)	(1,344)	—	—	(1,345)

Tax shortfalls from share-based payments	—	—	(23)	—	—	(23)

Balance, December 31, 2009	25,444	$25	$165,374	$(444)	$(26,657)	$138,298

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Operating activities:
Net income (loss)	$1,845	$1,244	$(285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,874	3,383	3,997
Amortization of subscriber acquisition fees	1,511	1,619	974
Loss on sale of equipment	151	133	74
Realized gain on sale of available-for-sale and auction-rate securities	—	(11)	(12)
Provision for doubtful accounts	262	1,062	524
Share-based employee and non-employee compensation	3,153	3,244	4,100
Deferred tax provision, net	1,796	205	1,527

Changes in operating assets and liabilities:
Accounts receivable	2,835	(1,989)	(1,213)
Income tax refund receivable and payable, net	(704)	1,927	429
Programming and production costs	(792)	882	(555)
Other current assets	(1,547)	(934)	229
Deposits and other assets	107	109	(93)
Subscriber acquisition fees	(191)	(2,129)	(1,078)
Accounts payable and accrued expenses	(2,099)	777	(1,305)
Deferred revenue	118	(953)	849
Deferred obligations	83	(152)	(19)
Unfavorable lease obligations	(149)	(136)	(121)

Net cash provided by operating activities	9,253	8,281	8,022

Investing activities:
Purchases of property, plant and equipment	(2,167)	(1,253)	(2,526)
Purchase of intangibles	(85)	—	—
Proceeds from sale of equipment	53	102	142
Cash paid to purchase assets of Winnercomm, net of cash acquired	—	—	(5,746)
Purchases of available-for-sale and auction-rate securities	(83,590)	(103,964)	(37,997)
Proceeds from sale of available-for-sale and auction-rate securities	70,736	115,900	700

Net cash provided by (used in) investing activities	(15,053)	10,785	(45,427)

Financing activities:
Purchase and retirement of stock related to stock repurchase program	—	(341)	(1,345)
Payment of dividends on common stock	(6,230)	(6,155)	—
Purchase of treasury stock	(1,050)	(840)	(659)

Net cash used in financing activities	(7,280)	(7,336)	(2,004)

Net increase (decrease) in cash and cash equivalents	(13,080)	11,730	(39,409)
Cash and cash equivalents, beginning of year	32,578	20,848	60,257

Cash and cash equivalents, end of year	$19,498	$32,578	$20,848

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$1

Income taxes paid	$3,752	$1,230	$282

Supplemental disclosures of non-cash investing and financing activities:
Issuance of restricted stock to employees for services rendered	$1,877	$1,362	$4,259

Effect of net increase in fair value of auction-rate and available-for-sale securities	$65	$92	$100

Property, plant and equipment costs incurred but not paid	$211	$35	$50

Subscriber acquisition fees incurred but not paid	$488	$186	$3,046

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1 — Organization and Business

Description of Operations

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with our subsidiaries, and consolidated affiliate, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns OC Corporation which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, which is the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. Outdoor Channel Holdings also wholly owns Winnercomm, Inc., which in turn wholly owns CableCam, LLC and SkyCam, LLC (collectively referred to as “Production Services”). The Production Services business relates to the production, development and marketing of sports programming and providing aerial camera services.

In August 2011, TOC entered into an agreement with Professional Bass Tour (“PBT”) to establish Major League Fishing, LLC (“MLF”), a joint venture created to produce a new style of professional competitive bass fishing tournaments to air exclusively on Outdoor Channel. We are a 50% owner in MLF, control the venture’s board of managers and will fund 100% of the costs of the venture via preferred capital contributions bearing a priority return which must be redeemed before MLF can make profit distributions. Accordingly, we are deemed the primary beneficiary and MLF is being treated as a variable interest entity, as defined by Accounting Standards Codification (“ASC”) ASC 810, and MLF has been consolidated in our accompanying financial statements. Profits shall be allocated pro rata in proportion to the number of membership interests of MLF and losses shall be allocated in a similar proportionate manner but only while a member’s capital account is positive. Losses in excess of member’s capital are not allocated to members but will be only allocated to us. As of December 31, 2011, we have contributed approximately $1.1 million to MLF and no amounts have been contributed by PBT. MLF recorded a loss for the year ended December 31, 2011.

Reclassifications

For the year ended December 31, 2011, certain reclassifications have been made to the 2010 financial statements to conform to the 2011 financial statement presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Outdoor Channel Holdings and its subsidiaries and also includes the accounts of MLF, our variable interest entity described above. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Subscriber acquisition fees included in other assets are amortized over the contractual period that the pay television distributor is required to carry the newly acquired TOC subscriber, which historically have been generally 3 to 5 years, but sometimes a shorter period. First, the amortization is charged as a reduction of the subscriber fee revenue that the pay television distributor is obligated to pay us. If the amortization expense exceeds the subscriber fee revenue recognized on a per incremental subscriber basis, the excess amortization is included as a component of cost of services. We assess the recoverability of these costs periodically by comparing the net carrying amount of the subscriber acquisition fees to the estimates of future subscriber fees and advertising revenues. We also assess the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

Programming Costs

We produce, or engage third parties to produce on our behalf, a portion of the programming we air on our channel in-house as opposed to licensing programming from third-party producers purchasing air-time on our channel. We incur production costs for programming that is yet to air. These costs are accumulated on the balance sheet as “Programming and production costs.” Costs of specific shows will be charged to programming expense based on anticipated airings, when the program airs and the related advertising revenue is recognized. We regularly review the recoverability of our programming costs and at the time it is determined that a program will not likely air, we charge to expense any remaining unamortized costs.

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

Goodwill

We currently have three reporting units, TOC, Production Services and Aerial Cameras. The Production Services reporting unit consists solely of our Winnercomm business and the Aerial Cameras reporting unit consists of our CableCam and SkyCam businesses which were acquired on January 12, 2009. All of our goodwill is attributed to our TOC reporting unit.

We review goodwill for impairment on an annual basis during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We typically perform a two-step impairment test on goodwill. In the first step, we compare the fair value of our reporting unit with goodwill to its carrying value. If the fair value of our reporting unit exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We early adopted this guidance for our annual goodwill impairment test that was conducted in the fourth quarter of 2011. The adoption of this guidance did not have any effect on our financial condition or results of operations. No impairment losses were recorded on goodwill during the years ended December 31, 2011, 2010 or 2009.

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

Similar to other broadcast and national television networks, we occasionally guarantee our advertisers a minimum audience for their advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we have not delivered the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts. Revenues recognized do not exceed the total of the cash payments received and cash received in excess of revenue earned is recorded as an accrued liability.

Production services revenue includes revenue from sponsorship and advertising fees from customer advertising inventory, revenue from production services for customer-owned telecasts, revenue from aerial camera services for customer-owned telecasts and revenue from website design, management, marketing and hosting services. Advertising revenues are recognized when the advertisement is aired and the collectability of fees is reasonably assured. Revenue from production services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Costs incurred prior to completion and delivery are reflected as programming and production costs in the accompanying consolidated balance sheets. Advances of contract fees prior to completion and delivery are shown as deferred revenue in the accompanying consolidated balance sheets.

Revenue from aerial camera services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Revenue from each event is based on an agreed-upon contracted amount plus allowed expenses.

Revenue from website design, management, marketing and hosting services is recognized upon the completion of services. Commission revenue from the marketing of program advertising, and commercial air time is recognized when the advertising or commercial air time occurs. In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. Certain transactions are recorded on a gross or net basis depending on whether we are acting as the principal in a transaction or acting as an agent in the transaction. We serve as the principal in transactions in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis. For those transactions in which we do not have substantial risks and rewards of ownership, we are considered an agent in the transaction and, accordingly, record revenue on a net basis. We record revenue when our commission is earned.

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and trade publications regarding the financial health of our larger customers and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial condition of any of our customers

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

deteriorated or improved, whether due to customer specific or general economic conditions, we make appropriate adjustments to the allowance. We include bad debt expense in our selling, general and administrative (SG&A) expense.

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings (loss) per share for the years ended December 31 (in thousands):

	2011	2010	2009
Weighted average shares used to calculate basic earnings (loss) per share	24,821	24,513	24,452
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options, performance units, unvested restricted stock and stock units	812	1,121	—

Weighted average shares used to calculate diluted earnings (loss) per share	25,633	25,634	24,452

For the years ended December 31, 2011, 2010 and 2009, outstanding options and performance units to purchase a total of approximately 821,000, 1,277,000 and 1,498,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Share-Based Compensation

We record stock compensation expense for equity-based awards granted, including restricted stock, restricted stock units and stock options, on a straight-line basis over the service period based on the fair value of the award at the date of grant. We record stock compensation expense for equity-based performance awards over the period of the performance goal established by management based on the fair value of the award at the date of grant.

We account for equity-based awards granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense in the consolidated financial statements.

Investments

Our investments in marketable debt and equity securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from net income and reported in other comprehensive income. Accumulated net unrealized holding gains and losses are included at the end of each year in accumulated other comprehensive (loss) which is a separate component of equity.

We record other financial instruments such as cash and cash equivalents at fair value. We have not applied the fair value measurement criteria to nonfinancial assets and liabilities.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for our interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June and December 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB, and is not expected to have a material effect on our financial condition or results of operations, though it will change financial statement presentation.

In September 2011, the FASB issued an accounting standard update to simplify the annual goodwill impairment test. The guidance provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This guidance is effective for our

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

annual and interim periods beginning after December 15, 2011, with early adoption permitted. We have adopted the new guidance for the annual period ended December 31, 2011 and it had no material impact on our consolidated financial statements.

Note 3 — Subscriber Acquisition Fees

Subscriber acquisition fees as of December 31, 2011 and 2010 are comprised of the following:

	2011	2010
Subscriber acquisition fees, at cost	$7,272	$6,780
Accumulated amortization	(5,328)	(3,817)

Subscriber acquisition fees, net	$1,944	$2,963

Of the net balance at December 31, 2011, we expect $1,882 will be recognized as a reduction of subscriber fee revenue and $62 will be recognized as subscriber acquisition fee amortization expense in cost of services in future periods. For the years ended December 31, 2011, 2010 and 2009, $1,262, $1,192 and $439 was charged against revenue and $249, $427 and $537 was charged to expense, respectively. We expect to amortize the net balance as of December 31, 2011 as follows:

Years Ending December 31,	Amount
2012	$1,523
2013	421

Total amortization	$1,944

For the years ended December 31, 2011 and 2010, we made cash payments of $191 and $2,129, respectively, relating to current subscriber acquisition fee obligations.

Note 4 — Investments in Available-For-Sale Securities

Assets recorded at fair value in the balance sheet as of December 31, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are directly or indirectly observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 — Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at December 31, 2011:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents(1)	$19,498	$10,498	$9,000	$—
Investments in available-for-sale securities(2)	40,049	23,000	17,049	—
Non-current investments in auction-rate securities(3)	4,940	—	—	4,940

Total	$64,487	$33,498	$26,049	$4,940

(1)	Cash and cash equivalents consist primarily of treasury bills, commercial paper and money market funds with original maturity dates of three months or less. For treasury bills and money market funds, we determine fair value through publicly available quoted market prices. For commercial paper, we determine fair value through third-party pricing sources using proprietary valuation models and other techniques that utilize market observable inputs.

(2)	Investments in available-for-sale securities consist of treasury bills, commercial paper and tax-exempt government securities with original maturity dates in excess of three months, for which we determine fair value through quoted market prices (Level 1) or through observable inputs, such as quoted prices for similar assets in markets that are not active or other inputs that are directly or indirectly observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For commercial paper with original maturity dates in excess of three months, we determine fair value through third-party pricing sources using proprietary valuation models and other techniques that utilize market observable inputs

(3)	Investments in auction-rate securities consist of one auction-rate municipal security and one closed-end perpetual preferred auction-rate security. We use a discounted cash flow analysis to measure possible liquidity discounts.

The Company’s tax-exempt government securities which totaled $7,057 at December 31, 2011, are valued by a third-party pricing vendor using proprietary valuation models and analytical tools in which all significant inputs related to similar instruments are observable or can be derived from or corroborated by publicly available observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. Management is responsible for estimating the fair value of these investments, and in doing so, considers valuations provided by a large, third-party pricing vendor. This vendor maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of securities and arrive at the daily valuations.

As of December 31, 2011, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and both have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded an unrealized gain on our ARS of $65 in 2011. As a result of the lack of liquidity in the ARS market, we have an accumulated unrealized loss on our ARS of $287, which is included in accumulated other comprehensive loss on our consolidated balance sheet as of December 31, 2011. We deemed the loss to be temporary because we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. We are not certain how long we may be required to hold each security, but based on our cash and cash equivalents balance of $19,498 and our expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. However, given our current cash and cash equivalent position, short-term investments in available-for-sale securities, and cash flow from operations, we believe we have the ability and we intend to hold the failed ARS as long-term investments until the market stabilizes.

All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2011 were auction-rate securities. The one closed-end perpetual preferred auction-rate security totaling $2,906 had an interest rate of 1.537% and an auction reset of 28 days. The municipal security totaling $2,034 had an interest rate of 1.043%, an auction reset of 28 days and a maturity date of December 1, 2045. As of December 31, 2011 the next auction reset date for both securities was January 17, 2012. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Auction-Rate Securities:
Balance at beginning of period	$5,075	$5,775
Redeemed	(200)	(803)
Realized gain on redemption	—	11
Unrealized gain included in accumulated other comprehensive loss	65	92

Balance as of December 31, 2011	$4,940	$5,075

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills, commercial paper, tax-exempt government securities and money market accounts to be interest income which are recorded in interest and other income, net for the years ended December 31, 2011, 2010 and 2009 as follows:

	Year Ended December 31,
	2011	2010	2009
Interest income	$111	$116	$166
Interest expense	(93)	(96)	(105)
Gain on redemption of auction-rate securities	—	11	12

Total interest and other income, net	$18	$31	$73

Note 5 — Comprehensive Income (Loss)

The following table provides the composition of comprehensive income (loss) which we have disclosed as a component of equity as of December 31:

	2011	2010	2009
Net income (loss), as reported	$1,845	$1,244	$(285)
Unrealized gain on available-for-sale and auction-rate securities	65	92	100

Comprehensive income (loss)	$1,910	$1,336	$(185)

Note 6 — Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010 consist of the following:

	2011	2010
Land	$726	$726
Buildings and improvements	6,957	6,939
Equipment	16,104	15,163
Furniture and fixtures	812	779
Vehicles	114	114
Leasehold improvements	935	961

	25,648	24,682
Less accumulated depreciation	(13,773)	(12,367)

Totals	$11,875	$12,315

For the years ended December 31, 2011, 2010 and 2009, we recognized depreciation expense related to these assets of $2,614, $3,025, and $3,572, respectively.

Note 7 — Goodwill and Intangible Assets

We had goodwill of approximately $43,160 as of December 31, 2011 and 2010, respectively. We historically have determined the implied fair value of its goodwill utilizing the discounted cash flow method under the income approach. Under the income approach, we derived the enterprise fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market. In performing the 2011 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair values of our goodwill is greater than the carrying amount. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, the industry outlook, our recent and forecasted financial performance and the price of our common stock. No impairment loss was recorded in 2011, 2010 or 2009.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Intangible assets that are subject to amortization consist of the following as of December 31:

	2011
	Gross	Accumulated Amortization	Net
Trademark	$219	$215	$4
Internet domain names	173	132	41
Customer relationships	2,952	2,655	297
Patents	90	54	36
Programming library	50	50	—

Total intangible assets	$3,484	$3,106	$378

	2010
	Gross	Accumulated Amortization	Net
Trademark	$219	$203	$16
Internet domain names	98	98	—
Customer relationships	2,952	2,503	449
Patents	80	32	48
Programming library	50	50	—

Total intangible assets	$3,399	$2,886	$513

As of December 31, 2011, the weighted average remaining amortization period for the above intangibles is 1.9 years. Based on our most recent analysis, we believe that no impairment exists at December 31, 2011 with respect to our goodwill and other intangible assets. For the years ended December 31, 2011, 2010 and 2009, we recognized amortization expense related to these assets of $220, $315 and $327, respectively.

Estimated future amortization expense related to intangible assets at December 31, 2011 is as follows:

Years Ending December 31,	Amount
2012	$208
2013	165
2014	5

Total	$378

Note 8 — Lines of Credit

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% and 3.25% as of December 31, 2011 and 2010, respectively) plus 0.25% or LIBOR (0.31% and 0.31% as of December 31, 2011 and 2010, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of December 31, 2011, we did not have any amounts outstanding under this credit facility and we were in compliance with all the Revolver covenants. This Revolver is guaranteed by TOC.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Note 9 — Commitments and Contingencies

A summary of our contractual obligations as of December 31, 2011 is as follows:

Contractual Obligations	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$11,996	$2,193	$4,067	$3,778	$1,958
Purchase obligations	2,943	2,374	569	—	—
Employment agreements	1,754	1,404	350	—	—

Total	$16,693	$5,971	$4,986	$3,778	$1,958

Operating lease obligations principally relate to satellite lease commitments for delivery of our signal and office leases. Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotions, including magazine advertisements, talent agreements, equipment or software maintenance, ratings and research services and other operating purchases. Employment agreements represent our obligations to our Chief Executive Officer, Chief Operating Officer and General Counsel, Chief Financial Officer, and Chief Accounting Officer under their employment agreements.

From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

On July 27, 2011, a complaint was filed in the U.S. District Court, Northern District of Texas, by Ewell E. Parker, Jr. against Outdoor Channel Holdings, Inc., The Outdoor Channel, Inc. and a third party production company known as Reel In The Outdoors, Ltd. The complaint alleges contributory copyright infringement against Outdoor Channel Holdings, Inc. and The Outdoor Channel, Inc. This complaint seeks aggregate general damages in excess of $75,000 plus other indeterminable amounts, fees and expenses.

We received a favorable jury verdict on September 2, 2011 regarding our previously disclosed litigation by SkyCam, LLC against ActionCam, LLC and a former employee of SkyCam, LLC, seeking damages for unfair competition, false designation of origin, copyright infringement, misappropriation of trade secrets, breach of written contract and unfair competition. The jury found that the former employee of SkyCam breached his separation agreement and that he, along with ActionCam, misappropriated SkyCam’s trade secrets and engaged in unfair competition. The jury also determined that by clear and convincing evidence, both the former employee and ActionCam were willful and malicious and acted with a reckless disregard of the rights of others. Actual and punitive damages were awarded to SkyCam by the jury, although a final judgment and order has not yet been entered in this case. On September 13, 2011, ActionCam, LLC withdrew its counterclaim with prejudice against SkyCam LLC and its third-party complaints against Outdoor Channel Holdings, Inc. and Winnercomm, Inc. On December 22 and 23, 2011, the court scheduled a bifurcated bench trial related to SkyCam, LLC’s claims against ActionCam, LLC for patent assignment rights and injunctive relief. The judge has not yet issued his ruling with respect to the bifurcated trial.

Operating Leases

We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2022. Generally, the most significant lease is our satellite lease.

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Co-Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement had a five-year term and expired on

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

December 31, 2010. Since January 2011, we entered into a number of agreements with Musk Ox Properties, LP to extend our lease which now expires on September 30, 2012. Monthly rent payments for the new lease are approximately $19.

In addition, we have sales offices subject to leases in New York City and Chicago and an office in Greenwich, CT.

We lease our combined SkyCam and CableCam facility under a lease agreement that expires in January 2018. Monthly rent payments under this lease agreement are $17. We also continue to lease our former SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement are $43. We recorded a lease abandonment charge of $294 when we exited this lease during the fourth quarter of 2011 and expect to sub-lease this facility in 2012.

Our Winnercomm facility lease agreement expires in March 2022, although we have an early termination right effective March 2018, subject to early termination penalties. Monthly rent payments under this lease agreement are $19.

Rent expense, including rent paid to Musk Ox Properties, LP, rent for our New York and Chicago offices, Case and Associate Properties, Inc., rent for our Winnercomm and CableCam facilities, rent for our new joint facility for our aerial camera units and satellite and transponder expense, aggregated approximately $3,041, $3,142, and $3,730 in the years ended December 31, 2011, 2010 and 2009, respectively.

Total rental commitments under the operating lease agreements including the leases described above for years ending subsequent to December 31, 2011 are as follows:

Years Ending December 31,	Amount
2012	$2,193
2013	2,055
2014	2,012
2015	2,011
2016 and thereafter	3,725

Total	$11,996

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Note 10 — Income Taxes

The components of the provision for income taxes for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Current:
Federal	$2,603	$2,601	$538
State	481	567	202
Foreign	47	—	—

Total current	3,131	3,168	740

Deferred:
Federal	1,682	210	1,196
State	114	(5)	332
Foreign	—	—	—

Total deferred	1,796	205	1,528

Totals	$4,927	$3,373	$2,268

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 were related to the following:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$984	$904
Share-based compensation	1,147	3,348
Deferred revenues	385	82
Other accrued liabilities	1,443	1,024
Intangible assets	288	237
Allowance for doubtful accounts	344	497
Programming costs	351	349
Capital loss carryover	403	425
Foreign tax credits	47	—
Other	239	161

Subtotal	5,631	7,027
Less: Valuation allowance	(790)	(748)

	$4,841	$6,279

Deferred tax liabilities:
Property, plant and equipment	(1,598)	(1,202)
State taxes	(321)	(359)

	(1,919)	(1,561)

Deferred tax assets, net	$2,922	$4,718

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

As of December 31, 2011, we have an aggregate State net operating loss carryforward of approximately $21,870. Expiration of these State carryforwards will commence in 2014. We have a capital loss carryforward of $976 as of December 31, 2011 of which the majority resulted from the sale of a unit discontinued in 2007. As we do not believe it is more likely than not to realize a benefit for the capital loss, a valuation allowance has been established against the entire capital loss carryforward. In certain state taxing jurisdictions, we do not believe it is more likely than not to realize a benefit for the net deferred tax assets relating to the Winnercomm, SkyCam and CableCam businesses and have established a valuation allowance against such state assets.

The provision for income taxes from continuing operations reflected in the accompanying consolidated statements of operations is different than that computed based on the applicable statutory Federal income tax rate of 34% in 2011, 2010 and 2009 as shown below:

	2011	2010	2009
Federal income tax provision at statutory income tax rate	$2,304	$1,569	$674
State taxes, net of federal benefit	410	405	160
Non-deductible expense	52	52	46
Share-based compensation	2,024	1,319	568
Officer compensation	108	101	647
Valuation allowance	—	(5)	(5)
State rate adjustment	(18)	(34)	193
Other	47	(34)	(15)

Income tax provision	$4,927	$3,373	$2,268

Gross unrecognized tax benefits as of December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Gross unrecognized tax benefits as of January 1,	$843	$843	$1,309
Increases in tax positions for prior years	34	—	—
Decreases in tax positions for prior years	—	—	(466)

Gross unrecognized tax benefits as of December 31,	$877	$843	$843

All of the unrecognized tax benefits at December 31, 2011 would affect the effective tax rate if recognized, offset by approximately $321 related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in the United States and various state and local tax jurisdictions. We are no longer subject to U.S. Federal examinations for years prior to 2008, and with few exceptions, we are no longer subject to state and local tax examinations for years prior to 2007.

Note 11 — Stock Incentive Plans

The measurement and recognition of compensation expense is recognized in the financial statements over the service period for the fair value of all awards granted after January 1, 2006 as well as for existing awards for which the requisite service had not been rendered as of the January 1, 2006. Our stock incentive plans provide for

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs but have awarded options, performance units, restricted stock and RSUs.

We have two stock incentive plans: our 2004 Long-Term Incentive Plan (“LTIP Plan”) and our Non-Employee Director Stock Option Plan (“NEDSOP”). No more options can be issued under the NEDSOP Plan. All awards issued under our plans are subject to terms and conditions as determined by our Board of Directors.

Our Board of Directors has discretion to allow our employees and Directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the years ended December 31, 2011 and 2010, approximately 152,000 and 142,000 shares were repurchased with a market value of approximately $1,050 and $840, respectively.

2004 Long-Term Incentive Plan (“LTIP Plan”).    During 2005 through December 31, 2011, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees, service providers and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment to the extent unvested. These awards generally vest quarterly over two to four years, however, some awards vest annually. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to shares equal to the current value of the units and, provided the holder has not elected to defer settlement, will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of December 31, 2011, there were 520,700 restricted shares and 122,758 RSUs outstanding and there were no performance unit shares or options to purchase shares of common stock outstanding. There were 1,624,303 shares of common stock available for future grant under the LTIP Plan as of December 31, 2011.

Non-Employee Director Stock Option Plan (“NEDSOP”).    Under the NEDSOP, nonqualified stock options to purchase common stock were granted to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of December 31, 2011, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

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

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The following tables summarize share-based compensation expense for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Nature of Award:
Restricted stock	$2,552	$2,808	$3,681
RSUs	601	361	—
Options	—	35	419
Performance vesting	—	40	—

Total share-based compensation expense	$3,153	$3,244	$4,100

	December 31,
	2011	2010	2009
Classification of Compensation Expense:
Cost of services:
Production and operations	$238	$216	$270
Other expenses:
Selling, general and administrative	2,915	3,028	3,830

Total share-based compensation expense	$3,153	$3,244	$4,100

Issuances of Common Stock by the Company

Stock Options

A summary of the status of the options granted under our stock option plans as of December 31, 2011 and the changes in options outstanding are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at January 1, 2009	830	$12.90
Granted	—	—
Exercised	—	—
Forfeited	(3)	12.58
Expired	(177)	14.09

Outstanding at December 31, 2009	650	12.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(15)	14.95

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2010	635	$12.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(385)	12.44

Outstanding at December 31, 2011	250	$12.65	2.00	$—

Vested and expected to vest at December 31, 2011	250	$12.65	2.00	$—

Exercisable at December 31, 2011	250	$12.65	2.00	$—

Additional information regarding options outstanding for all plans as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$12.50 - $12.50	125	1.96	$12.50	125	$12.50
$12.80 - $12.80	125	2.04	12.80	125	12.80

Total	250	2.00	$12.65	250	$12.65

There were no options granted or exercised during the years ended December 31, 2011, 2010 and 2009.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Restricted Stock

A summary of the status of our nonvested restricted shares as of December 31, 2011 and the changes in restricted shares outstanding are summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2009	849	$8.46
Granted	611	6.97
Vested	(375)	8.89
Forfeited	(36)	7.96

Nonvested at December 31, 2009	1,049	7.46
Granted	260	5.20
Vested	(448)	7.61
Forfeited	(148)	6.87

Nonvested at December 31, 2010	713	6.65
Granted	186	7.52
Vested	(368)	6.73
Forfeited	(10)	7.66

Nonvested at December 31, 2011	521	$6.88

During the years ended December 31, 2011, 2010 and 2009, we granted 186,000, 260,000 and 611,000 shares, respectively, of restricted stock to employees while 10,000, 148,000 and 36,000 shares, respectively, of restricted stock were forfeited due to employee turnover.

Restricted Stock Units

A summary of the status of our RSUs as of December 31, 2011 and the changes in RSUs outstanding are summarized as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
	(In thousands)
RSUs outstanding at beginning of period	—	$—
Granted	101	5.97
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2010	101	5.97
Granted	106	5.66
Vested	(84)	5.71
Forfeited	—	—

Nonvested at December 31, 2011	123	$5.70

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

During years ended December 31, 2011 and 2010, we granted a total of 106,008 and 100,500 RSUs, respectively, subject to time-based vesting to the non-executive members of our Board of Directors. As of December 31, 2011, the settlement of one grant totaling 16,750 RSUs was deferred at the election of its holder. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the one year vesting period.

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of December 31, 2011 are as follows:

	As of December 31, 2011
	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods
Restricted stock	$2,139	1.3 years
RSUs	238	0.4 year

Total	$2,377	1.2 years

Dividends

On December 13, 2011, our Board of Directors declared a special one-time dividend of $.25 per share of common stock to be paid in cash on December 30, 2011 to shareholders of record at the close of business on December 24, 2011. On December 9, 2010, our Board of Directors declared a special dividend of $.25 per share of common stock to be paid in cash on December 30, 2010 to shareholders of record at the close of business on December 20, 2010.

Stock Repurchase Program

On February 25, 2009, we announced a stock repurchase plan to repurchase up to $10 million of its stock at specified prices. All repurchases under the plan were in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program commenced March 3, 2009 and was completed on March 31, 2010. As of December 31, 2009 and March 31, 2010, 225,713 and 62,418 shares had been repurchases for $1,345 and $341, respectively. There have been no repurchases subsequent to March 31, 2010.

Note 12 — Segment Information

We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. In 2011, based on changes in how we monitor and measure our various businesses, we separated our aerial camera units, SkyCam and CableCam into a separate segment. Previously, our aerial camera units were included in our Production Services segment. Accordingly, we now operate in three reporting segments: TOC, Production Services (which is comprised solely of Winnercomm) and our Aerial Cameras segment. TOC is a separate business activity that broadcasts television programming on the Outdoor Channel twenty-four hours a day, seven days a week. TOC generates revenue primarily from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and providing website services. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, and from website design, management, marketing and hosting services. Aerial Cameras generates revenue from aerial camera services for customer-owned telecasts and events. Intersegment revenues were generated by Production Services of approximately $3,109, $2,257 and $1,965, respectively, for the years ended December 31, 2011, 2010 and 2009, and intersegment cost of services were generated by Production Services of approximately $3,025, $2,265 and $1,662, respectively, for the years ended December 31, 2011, 2010 and 2009. Our Aerial Cameras segment had no intersegment revenues or intersegment cost of services for the years ended December 31, 2011, 2010 and 2009.

Information with respect to these reportable segments as of and for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
Revenues	2011	2010	2009
TOC	$57,073	$54,953	$53,173
Production Services	9,228	21,506	28,616
Aerial Cameras	8,663	9,140	7,028
Eliminations	(3,109)	(2,257)	(1,965)

Total revenues	$71,855	$83,342	$86,852

	Year Ended December 31,
Income (Loss) from Operations	2011	2010	2009
TOC*	$10,301	$7,959	$6,480
Production Services*	(1,849)	(2,138)	(3,289)
Aerial Cameras	(1,634)	(1,243)	(1,038)
Eliminations	(64)	8	(243)

Total income from operations	$6,754	$4,586	$1,910

	As of December 31,
Total Assets	2011	2010
TOC	$77,771	$79,760
Production Services	7,063	8,078
Aerial Cameras	7,954	6,778
Corporate assets*	56,696	59,270
Eliminations	(298)	(234)

Total assets	$149,186	$153,652

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

	Year Ended December 31,
Depreciation and Amortization	2011	2010	2009
TOC	$1,432	$1,652	$2,058
Production Services	552	808	1,042
Aerial Cameras	890	923	897

Total depreciation and amortization	$2,874	$3,383	$3,997

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with either TOC, Production Services or Aerial Cameras. We allocate a portion of these expenses to our Production Services and Aerial Cameras segments, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.

Note 13 — Related Party Transactions

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Co-Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement had a five-year term and expired on December 31, 2010. In January 2011 we entered into a six-month lease with Musk Ox Properties, LP. In June 2011 we entered into a six-month lease with Musk Ox Properties, LP. In January 2012 we entered into a nine-month lease with Musk Ox Properties, LP. Monthly rent payments for the new lease, which will expire on September 30, 2012, are approximately $19. We paid Musk Ox Properties, LP approximately $229, $210 and $223 in the years ended December 31, 2011, 2010 and 2009, respectively. We recognized rent expense related to this lease of $229, $210 and $213 in the years ended December 31, 2011, 2010 and 2009, respectively.

We continue to lease our former SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc. approximately $511, $506 and $467 in the years ended December 31, 2011, 2010 and 2009, respectively. We recognized rent expense related to this lease of $191, $283 and $273 in the years ended December 31, 2011, 2010 and 2009, respectively. We no longer occupy this facility and expect to sub-lease this facility in 2012.

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

In December 2011 we entered into a license agreement to air a program produced by an entity owned by Thomas H. Massie, who is a principal stockholder and director of the Company. Under the agreement we will pay $80 for 18 licensed episodes. The license period extends through December 2012. No amounts were paid in 2011.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Note 14 — Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, available-for-sale securities, and accounts receivable. We reduce credit risk by placing our temporary cash investments with major financial institutions with high credit ratings. At December 31, 2011, we had cash and cash equivalents of approximately $831 with major financial institutions and approximately $9,418 in money market funds and commercial paper in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

We reduce credit risk related to accounts receivable by routinely assessing the financial strength of our customers. We maintain an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses. As of December 31, 2011, we had no single customer that accounted for 10% or more of our accounts receivable balance.

Changes in our allowance for doubtful accounts were as follows:

	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2011	$1,394	$262	$(707)	$949
Year ended December 31, 2010	620	1,062	(288)	1,394
Year ended December 31, 2009	891	524	(795)	620

Note 15 — 401(k) Savings Plan

We maintain a 401(k) Plan (the “401(k) Plan”) which includes a discretionary match provision. We make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee up to statutory maximums. Employees in our Production Services segment began participating and contributing to the 401(k) Plan in the first quarter of 2009. During 2011, 2010 and 2009, we incurred total charges of approximately $336, $464 and $342 for employer matching contributions, respectively.

Note 16 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Trade accounts payable	$1,951	$3,137
Accrued payroll and related expenses	3,627	3,554
Estimated make-good accrual	1,575	1,587
Estimated most-favored nation accrual	2,003	1,750
Accrued launch support commitment	488	185
Accrued expenses	2,780	3,798

Total	$12,424	$14,011

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Note 17 — Quarterly Financial Information (Unaudited)

Summarized unaudited operating data for each of the quarters in the years ended December 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Revenue	$14,812	$14,527	$18,925	$23,591
Income (loss) from operations	(1,196)	(1,566)	3,518	5,998
Net income (loss)	(830)	(859)	2,079	1,455
Earnings (loss) per common share:
Basic	$(0.03)	$(0.03)	$0.08	$0.06
Diluted	$(0.03)	$(0.03)	$0.08	$0.06

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
Revenue	$17,821	$16,829	$22,899	$25,793
Income (loss) from operations	(2,679)	(1,656)	4,546	4,375
Net income (loss)	(1,513)	(1,156)	2,440	1,473
Earnings (loss) per common share:
Basic	$(0.06)	$(0.05)	$0.10	$0.06
Diluted	$(0.06)	$(0.05)	$0.10	$0.06

Note 18 — Subsequent Events

On January 25, 2012, we announced the appointment of Roger L. Werner, Jr. as the Co-Chairman of the Board of Directors and the concurrent appointment of Thomas E. Hornish to the position of President and Chief Executive Officer, and director of the Company, both effective February 1, 2012. In connection with his appointment, Mr. Werner entered into an agreement to provide transition services through December 31, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this Form 10-K and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2011, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited Outdoor Channel Holdings, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Outdoor Channel Holdings, Inc.’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Outdoor Channel Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011 of Outdoor Channel Holdings, Inc. and subsidiaries and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 9, 2012

ITEM 9B.	OTHER INFORMATION.

On December 31, 2011, our agreement with James E. Wilburn, Chairman of the board of directors of Winnercomm terminated in accordance with its previously disclosed terms. On January 1, 2012, the Company entered into a new employment agreement, or the New Agreement, with Mr. Wilburn. The New Agreement reduces the scope of Mr. Wilburn’s responsibilities from those required under his prior employment agreement. Under the New Agreement, Mr. Wilburn will continue to serve as the Chairman of Winnercomm and will render business services as reasonably assigned to him by the Company’s Chief Executive Officer. Based on the change in his responsibilities, it is anticipated that Mr. Wilburn will no longer be a named executive officer.

Employment Agreement

Term of Agreement.    The Agreement has a term beginning on January 1, 2012 and ending on December 31, 2013.

Salary.    Mr. Wilburn’s annual salary, or Base Salary, for 2012 is $275,000 and will be $180,000 for 2013.

Annual Incentive.    During the term of the New Agreement, Mr. Wilburn will be eligible to receive an annual cash incentive payable for the achievement of performance goals. The specific performance goals for determining whether any cash incentives are to be paid to Mr. Wilburn for his performance in fiscal years 2012 and 2013 are ad sales and renewals for various projects. Mr. Wilburn’s cash incentive amounts are based on a percentage of either net sales or gross margins for such projects. In addition, the Company may, in its sole and absolute discretion, pay Mr. Wilburn a bonus for 2012 and 2013 depending on the financial performance of Winnercomm and/or Major League Fishing, LLC for such years.

Employee Benefits.     Mr. Wilburn is eligible to participate in all benefit programs available to the Company’s employees. Mr. Wilburn will be allowed time off in a manner and based on considerations consistent with past practices.

Severance.    Mr. Wilburn is eligible to receive severance benefits in the event of certain terminations of his employment. In the event that the Company terminates Mr. Wilburn without Cause (as such term is defined in the Agreement), or Mr. Wilburn resigns for Good Reason (as such term is defined in the Agreement), Mr. Wilburn will receive the lesser of: (i) his applicable Base Salary from the date of termination through December 31, 2013; or (ii) six months of the applicable Base Salary. If Mr. Wilburn elects continuation coverage pursuant to COBRA, and provided that Mr. Wilburn constitutes a qualified beneficiary under the Internal Revenue Code of 1986, as amended, the Company will reimburse Mr. Wilburn for the same level of health coverage and benefits as in effect for Mr. Wilburn on the day immediately preceding the date of termination until the earliest of (A) six (6) months following the date of Mr. Wilburn’s termination or resignation, (B) December 31, 2013, and (C) the date upon which Mr. Wilburn and his eligible dependents become covered under similar plans.

The severance payments and other benefits to which Mr. Wilburn may become entitled to pursuant to the New Agreement will be subject to the following: (i) Mr. Wilburn signing (and not subsequently revoking) a release of claims agreement; (ii) Mr. Wilburn agreeing to non-compete, non-solicit and non-disparagement provisions that would be in effect during the period in which Mr. Wilburn receives severance payments; and (iii) Mr. Wilburn’s continued compliance with the Company’s standard form of confidential information and intellectual property agreement.

Excise Tax.    In the event that the severance payments and other benefits payable to Mr. Wilburn constitute “parachute payments” under Section 280G of the U.S. tax code and would be subject to the applicable excise tax, then Mr. Wilburn’s severance benefits will be either: (i) delivered in full; or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by Mr. Wilburn on an after-tax basis of the greatest amount of benefits.

The foregoing description of the New Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the New Agreement, a copy of which is attached hereto as Exhibit 10.29 and incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements

(2) Financial Statement Schedules

All schedules are omitted as the information is not required, is not material or is otherwise provided.

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).
4.1	Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above).
10.1*	Form of Indemnification Agreement between Outdoor Channel Holdings, Inc. and its directors and certain executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.2	Revolving Credit Agreement and related agreements by and between the Company and U.S. Bank N.A. dated September 30, 2004 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.3*	Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.4*	Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Form 10-KSB for 2003 and incorporated herein by reference).
10.5*	2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).
10.6*	Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.7*	Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).
10.8*	Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended March 31, 2005 and incorporated herein by reference).
10.9	Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated October 18, 2005 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10.10*	Lease by and between the Company and Musk Ox Properties, L.P. dated as of January 1, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).
10.11*	Form of Change of Control Severance Agreement (filed as Exhibit 10.28 to the Company’s Form 10-K dated March 17, 2008 and incorporated herein by reference).
10.12	Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated as of September 21, 2007 (filed as Exhibit 10.29 to the Company’s Form 10-Q dated February 1, 2008 and incorporated herein by reference).
10.13	First Amendment to Lease dated April 24, 2007, by and between Musk Ox Properties, L.P. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.14	Form of Stock Repurchase Plan and Agreement (filed as Exhibit 10.34 to the Company’s Form 10-K dated March 9, 2009 and incorporated herein by reference).
10.15*	Amended and Restated Employment Agreement with Roger L. Werner, Jr. dated April 14, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference).
10.16*	Employment Agreement with Thomas E. Hornish dated April 14, 2009 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference).
10.17*	Employment Agreement with James E. Wilburn dated May 6, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 8, 2009 and incorporated herein by reference).
10.18	Amendment to Loan Agreement and Note dated September 14, 2009 by and between U.S. Bank N.A. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2009 and incorporated herein by reference).
10.19	Separation Agreement and Release between Outdoor Channel Holdings, Inc. and Mr. Shad L. Burke dated March 19, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).
10.20	Consulting Agreement between Outdoor Channel Holdings, Inc. and Mr. Shad L. Burke dated March 19, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).
10.21*	Employment Agreement with Douglas J. Langston dated June 28, 2010 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 1, 2010 and incorporated herein by reference).
10.22*	Employment Agreement with Thomas D. Allen effective as of July 16, 2010 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 1, 2010 and incorporated herein by reference).
10.23*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to the Company’s Form 10-Q dated November 4, 2010 and incorporated herein by reference).
10.24	Amendment to Loan Agreement and Note dated September 1, 2010 by and between U.S. Bank N.A. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.46 to the Company’s Form 10-Q dated November 4, 2010 and incorporated herein by reference).
10.25*	Amendment of Employment Agreement with Thomas D. Allen effective as of July 16, 2010 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 15, 2011 and incorporated herein by reference).
10.26	Lease Agreement by and between Winnercomm, Inc. and Merit Partners, LLC dated June 30, 2011.
10.27	Surface Lease Agreement by and between SkyCam, LLC and 650 North Freeway, Ltd. dated April 22, 2011.
10.28	Commercial Lease Agreement by and between SkyCam, LLC and Tindall Properties, Ltd. dated April 22, 2011.
10.29*†	Employment Agreement with James E. Wilburn dated January 1, 2012.
10.30*	Transition Agreement with Roger L. Werner, Jr. dated January 25, 2012 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 26, 2012 and incorporated herein by reference).
10.31*	Amended and Restated Employment Agreement with Thomas E. Hornish dated January 25, 2012 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 26, 2012 and incorporated herein by reference).

Exhibit Number	Description
10.32*	Employment Agreement with Catherine C. Lee dated February 1, 2012 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 2, 2012 and incorporated herein by reference).
10.33*	Second Amendment to Employment Agreement with Thomas D. Allen dated February 7, 2012 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on February 8, 2012 and incorporated herein by reference).
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1**	Section 1350 Certification by Chief Executive Officer
32.2**	Section 1350 Certification by Chief Financial Officer
101***	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Designates a management contract or compensatory plan or arrangement.
**	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Outdoor Channel Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Confidential treatment has been requested for portions of this agreement.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

By:	/s/ Thomas E. Hornish
Thomas E. Hornish, Chief Executive Officer and President

Dated: March 9, 2012

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Thomas E. Hornish or Thomas D. Allen, his attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof. This power of attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which taken together shall constitute one instrument.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Perry T. Massie Perry T. Massie	Co-Chairman of the Board, Director	March 9, 2012

/s/ Roger L. Werner. Jr. Roger L. Werner. Jr.	Co-Chairman of the Board, Director	March 9, 2012

/s/ Thomas E. Hornish Thomas E. Hornish	Chief Executive Officer and President (Principal Executive Officer), Director	March 9, 2012

/s/ Thomas D. Allen Thomas D. Allen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012

/s/ Thomas H. Massie Thomas H. Massie	Vice Chairman of the Board, Director	March 9, 2012

/s/ Ajit M. Dalvi Ajit M. Dalvi	Director	March 9, 2012

/s/ David D. Kinley David D. Kinley	Director	March 9, 2012

/s/ David C. Merritt David C. Merritt	Director	March 9, 2012

/s/ Michael L. Pandzik Michael L. Pandzik	Director	March 9, 2012

/s/ T. Bahnson Stanley T. Bahnson Stanley	Director	March 9, 2012