Form 10-Q
period 2012-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2012-05-09
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 7, 2012
Common Stock, $0.001 par value	25,776,040

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2012

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,933	$19,498
Investments in available-for-sale securities	38,167	40,049
Accounts receivable, net of allowance for doubtful accounts of $950 and $949	9,998	13,657
Income taxes	1,099	3
Deferred tax assets, net	2,168	2,168
Programming and production costs	7,560	6,020
Subscriber acquisition fees, current portion	1,156	1,523
Other current assets	2,865	4,352

Total current assets	83,946	87,270

Property, plant and equipment, net	11,578	11,875
Amortizable intangible assets, net	323	378
Goodwill	43,160	43,160
Investments in auction-rate securities	4,954	4,940
Deferred tax assets, net	754	754
Subscriber acquisition fees, net of current portion	316	421
Deposits and other assets	344	388

Totals	$145,375	$149,186

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$10,573	$12,424
Deferred revenue	1,172	634
Deferred obligations, current portion	49	49
Unfavorable lease, current portion	167	163
Income taxes payable	—	1,685

Total current liabilities	11,961	14,955

Deferred obligations	285	224
Unfavorable lease	639	682

Total liabilities	12,885	15,861

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,784 and 25,461 shares issued and outstanding	26	25
Additional paid-in capital	169,836	169,540
Accumulated other comprehensive loss	(261)	(287)
Accumulated deficit	(37,111)	(35,953)

Total stockholders’ equity	132,490	133,325
Noncontrolling interest	—	—

Totals	$145,375	$149,186

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Advertising	$7,435	$7,585
Subscriber fees	5,176	4,747
Production services	1,710	2,480

Total revenues	14,321	14,812

Cost of services:
Programming	1,798	1,630
Satellite transmission fees	429	399
Production and operations	4,141	4,553
Other direct costs	11	92

Total cost of services	6,379	6,674

Other expenses:
Advertising	648	305
Selling, general and administrative	8,553	8,283
Depreciation and amortization	732	746

Total other expenses	9,933	9,334

Loss from operations	(1,991)	(1,196)

Interest and other income, net	19	9

Loss from operations before income taxes	(1,972)	(1,187)

Income tax benefit	(814)	(357)

Net loss	(1,158)	(830)

Net loss attributable to noncontrolling interest	—	—

Net loss attributable to controlling interest	$(1,158)	$(830)

Loss per common share data:
Basic	$(0.05)	$(0.03)

Diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding:
Basic	25,021	24,605

Diluted	25,021	24,605

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(1,158)	$(830)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale and auction-rate securities	26	11

Comprehensive loss	$(1,132)	$(819)

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Equity

For the Three Months Ended March 31, 2012

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2011	25,461	$25	$169,540	$(287)	$(35,953)	$133,325	$—	$133,325

Net loss	—	—	—	—	(1,158)	(1,158)	—	(1,158)

Unrealized gain on avaliable-for-sale and auction-rate securities	—	—	—	26	—	26	—	26

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	396	1	(1)	—	—	—	—	—

Share-based employee and non-employee compensation expense	—	—	844	—	—	844	—	844

Purchase and retirement of common stock related to employee and non-employee share-based compensation activity	(73)	—	(547)	—	—	(547)	—	(547)

Cash contribution of noncontrolling interest	—	—	—	—	—	—	—	—

Balance, March 31, 2012	25,784	$26	$169,836	$(261)	$(37,111)	$132,490	$—	$132,490

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(1,158)	$(830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	732	746
Amortization of subscriber acquisition fees	472	408
Loss on sale of equipment	10	2
Provision for doubtful accounts	15	79
Share-based employee and non-employee compensation	844	787
Deferred tax benefit, net	—	(391)

Changes in operating assets and liabilities:
Accounts receivable	3,644	6,598
Income tax receivable and payable, net	(2,781)	(2,567)
Programming and production costs	(1,540)	(1,060)
Other current assets	1,487	487
Deposits and other assets	34	47
Subscriber acquisition fees	—	(191)
Accounts payable and accrued expenses	(1,672)	(4,049)
Deferred revenue	538	319
Deferred obligations	61	23
Unfavorable lease obligations	(39)	(37)

Net cash provided by operating activities	647	371

Investing activities:
Purchases of property, plant and equipment	(646)	(338)
Purchase of intangibles	—	(75)
Proceeds from sale of equipment	87	—
Purchases of available-for-sale securities	(24,143)	(27,992)
Proceeds from sale of available-for-sale and auction-rate securities	26,037	27,000

Net cash provided by (used in) investing activities	1,335	(1,405)

Financing activities:
Purchase of common stock	(547)	(471)

Net cash used in financing activities	(547)	(471)

Net increase (decrease) in cash and cash equivalents	1,435	(1,505)
Cash and cash equivalents, beginning of period	19,498	32,578

Cash and cash equivalents, end of period	$20,933	$31,073

Supplemental disclosure of cash flow information:
Income taxes paid	$1,960	$2,542

Supplemental disclosures of non-cash investing and financing activities:
Effect of net increase in fair value of available-for-sale and auction-rate securities	$26	$11

Property, plant and equipment costs incurred but not paid	$178	$5

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share data)

NOTE 1—ORGANIZATION AND BUSINESS

Description of Operations

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries and consolidated affiliate, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns OC Corporation which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, which is the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports, as well as off-road motor sports and other related lifestyle programming. Outdoor Channel Holdings also wholly owns Winnercomm, Inc., which is referred to as “Production Services”. The Production Services business relates to the production, development and marketing of sports programming. Winnercomm, Inc. wholly owns CableCam, LLC and SkyCam, LLC which comprise our Aerial Camera business. The Aerial Camera business is engaged in providing aerial camera services for customer owned telecasts.

In August 2011, the Company entered into an agreement with Professional Bass Tour (“PBT”) to establish Major League Fishing LLC (“MLF”), a joint venture created to produce a new style of professional competitive bass fishing tournaments to air exclusively on the Outdoor Channel. The Company is a 50% owner in MLF, controls the venture’s board of managers and will fund 100% of the costs of the venture via preferred capital contributions bearing a priority return which must be redeemed before MLF can make profit distributions. Accordingly, the Company is deemed the primary beneficiary and MLF is being treated as a variable interest entity, as defined by ASC 810, and MLF has been consolidated in our accompanying financial statements. Profits shall be allocated pro rata in proportion to the number of membership interests of MLF and losses shall be allocated in a similar proportionate manner but only while a member’s capital account is positive. Losses in excess of member’s capital are not allocated to members but will be only allocated to the Company. As of March 31, 2012, the Company has contributed approximately $1.4 million to MLF, and no cash amounts have been contributed by PBT. MLF recorded a loss for the three months ended March 31, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2012 and its results of operations and cash flows for the three months ended March 31, 2012 and 2011. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 9, 2012 (the “2011 Annual Report”).

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

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

NOTE 2—STOCK INCENTIVE PLANS

The measurement and recognition of compensation expense is recognized in the financial statements over the service period for the fair value of all awards granted after January 1, 2006. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs but have awarded options, performance units, restricted stock and RSUs.

We have two stock incentive plans: our 2004 Long-Term Incentive Plan (“LTIP Plan”) and our Non-Employee Director Stock Option Plan (“NEDSOP”). No more options will be issued under the NEDSOP Plan. All awards issued under our plans are subject to terms and conditions as determined by our Board of Directors.

Our Board of Directors has discretion to allow our employees and directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the three months ended March 31, 2012 and 2011, approximately 73,000 and 61,000 shares were repurchased with a market value of approximately $547 and $471, respectively.

2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through March 31, 2012, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees, service providers, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment to the extent unvested. These awards generally vest quarterly over two to four years, however, some awards vest annually. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to the issuance of the underlying shares provided the holder has not elected to defer settlement, and will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of March 31, 2012, there were 716,550 restricted shares and 122,758 RSUs outstanding and there were no performance unit shares or options to purchase shares of common stock outstanding. There were 1,228,703 shares of common stock available for future grant as of March 31, 2012.

Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of March 31, 2012, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

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

The following tables summarize share-based compensation expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Nature of Award:
Restricted stock	$695	$639
RSUs	149	148

Total share-based compensation expense	$844	$787

	Three Months Ended March 31,
	2012	2011
Classification of Compensation Expense:
Cost of services:
Production and operations	$55	$57

Other expenses:
Selling, general and administrative	789	730

Total share-based compensation expense	$844	$787

Stock Options

A summary of the status of the options granted under our stock incentive plans as of March 31, 2012 and the changes in options outstanding during the three months then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	250	$12.65
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	250	$12.65	1.76	$—

Vested or expected to vest at end of period	250	$12.65	1.76	$—

Exercisable at end of period	250	$12.65	1.76	$—

Additional information regarding options outstanding for all plans as of March 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$12.50 — $12.50	125	1.72	$12.50	125	$12.50
$12.80 — $12.80	125	1.80	12.80	125	12.80

Total	250	1.76	$12.65	250	$12.65

There were no options granted during the three months ended March 31, 2012 or 2011.

Restricted Stock

A summary of the status of our nonvested restricted shares as of March 31, 2012 and the changes in restricted shares outstanding during the three months then ended is as follows:

	Three Months Ended March 31, 2012
	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested at beginning of period	521	$6.88
Granted	412	7.34
Vested	(200)	7.33
Forfeited	(16)	6.21

Nonvested at end of period	717	$7.04

During the three months ended March 31, 2012 and 2011, we issued 412,000 and 143,000 shares, respectively, of restricted stock to employees while 16,000 and 2,000 shares, respectively, of restricted stock were forfeited due to employee turnover.

Restricted Stock Units

A summary of the status of our RSUs as of March 31, 2012 and the changes in RSUs outstanding during the three months then ended is as follows:

	Three Months Ended March 31, 2012
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
	(in thousands)
RSUs outstanding at beginning of period	123	$5.70
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at end of period	123	$5.70

As of March 31, 2012, the vesting and settlement of one grant totaling 16,750 RSUs was deferred at the election of its holder.

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of March 31, 2012 are as follows:

	March 31, 2012
	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods
Restricted stock	$4,133	1.9 years
RSUs	89	0.2 year

Total	$4,222	1.9 years

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of loss per share for the three months ended March 31 (in thousands):

	2012	2011
Weighted average shares used to calculate basic loss per share	25,021	24,605
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options, performance units, unvested restricted stock and stock units	—	—

Weighted average shares used to calculate diluted loss per share	25,021	24,605

For the three months ended March 31, 2012 and 2011, outstanding options and performance units to purchase a total of approximately 250,000 and 1,000,000 shares of common stock, respectively, were not included in the calculation of diluted loss per share because their effect was antidilutive.

NOTE 4—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Assets recorded at fair value in the balance sheet as of March 31, 2012 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and are as follows:

Level 1 –	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 –	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are directly or indirectly observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 –	Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at March 31, 2012:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$20,933	$14,934	$5,999	$—
Investments in available-for-sale securities (2)	38,167	9,997	28,170	—
Non-current investments in auction-rate securities (3)	4,954	—	—	4,954

Total	$64,054	$24,931	$34,169	$4,954

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

The Company’s tax-exempt government securities which totaled $5,181 at March 31, 2012, are valued by outside professionals using proprietary valuation models and analytical tools in which all significant inputs related to similar instruments are observable or can be derived from or corroborated by publicly available observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. Management is responsible for estimating the fair value of these investments, and in doing so, considers valuations provided by a large, independent pricing firm who maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. This information is used to structure yield curves for various types of securities and arrive at the daily valuations.

As of March 31, 2012, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and both have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded an unrealized gain on our ARS of $14 in the three months ended March 31, 2012. As a result of the lack of liquidity in the ARS market, we have an accumulated unrealized loss on our ARS of $273, which is included in accumulated other comprehensive loss on our consolidated balance sheet as of March 31, 2012. We deemed the loss to be temporary because we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. We are not certain how long we may be required to hold each security, but based on our combined cash and cash equivalents balance and investments in available-for-sale securities of $59,100 and our expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. However, given our current cash and cash equivalent position, short-term investments in available-for-sale securities, and cash flow from operations, we believe we have the ability and we intend to hold the failed ARS as long-term investments until the market stabilizes.

All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2012 were auction-rate securities. The one closed-end perpetual preferred auction-rate security totaling $2,919 had an interest rate of 1.49% and an auction reset of 28 days. The municipal security totaling $2,035 had an interest rate of 0.76%, an auction reset of 28 days and a maturity date of December 1, 2045. As of March 31, 2012 the next auction reset date for both securities was April 10, 2012. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three month period ended March 31, 2012:

Three Months Ended March 31, 2012
Auction-Rate Securities:
Balance at beginning of period	$4,940
Unrealized gain included in accumulated other comprehensive loss	14

Balance as of March 31, 2012	$4,954

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills, commercial paper, tax-exempt government securities and money market accounts to be interest income which are recorded in interest and other income, net for the three months ended March 31, 2012 and 2011 as follows:

	Three Months Ended March 31,
	2012	2011
Interest income	$38	$31
Interest expense	(19)	(22)

Total interest and other income, net	$19	$9

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

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

We historically have determined the implied fair value of its goodwill utilizing the discounted cash flow method under the income approach. Under the income approach, we derived the enterprise fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market. In performing the 2011 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair value of our goodwill is greater than the carrying amount. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, the industry outlook, our recent and forecasted financial performance and the price of our common stock.

Intangible assets that are subject to amortization consist of the following as of March 31, 2012:

	March 31, 2012
	Gross	Accumulated Amortization	Net
Trademark	$219	$216	$3
Internet domain names	172	141	31
Customer relationships	980	720	260
Patents	90	61	29

Total amortizable intangible assets	$1,461	$1,138	$323

As of March 31, 2012, the weighted average amortization period for the above intangibles is 1.7 years. Based on our most recent analysis, we believe that no impairment exists at March 31, 2012 with respect to our goodwill and other intangible assets. For the three months ended March 31, 2012 and 2011, we recognized amortization expense related to the intangible assets of $55 and $52, respectively.

Estimated future amortization expense related to intangible assets at March 31, 2012 is as follows:

Years Ending December 31,	Amount
2012 (remaining 9 months)	$153
2013	165
2014	5

Total	$323

NOTE 6—LINES OF CREDIT

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% and 3.25% as of March 31, 2012 and 2011, respectively) plus 0.25% or LIBOR (0.25% and 0.25% as of March 31, 2012 and 2011, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of March 31, 2012, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC and as of March 31, 2012, we were in full compliance with all the covenants of the Revolver.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Trade accounts payable	$879	$1,951
Accrued payroll and related expenses	2,843	3,627
Estimated make-good accrual	1,514	1,575
Estimated most-favored nation accrual	2,003	2,003
Accrued launch support commitment	488	488
Accrued expenses	2,846	2,780

Total	$10,573	$12,424

NOTE 8—INCOME TAX PROVISION

The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

We file income tax returns in the United States and various state and local tax jurisdictions. We have state net operating losses and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.

NOTE 9—RELATED PARTY TRANSACTIONS

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Messrs. Perry T. Massie, Co-Chairman of the Board and Thomas H. Massie, both of whom are principal stockholders and directors of the Company. The lease agreement had a five-year term and expired on December 31, 2010. Since January 2011, we have entered into a number of agreements with Musk Ox Properties, LP to extend our lease which now expires on September 30, 2012. Monthly rent payments for the extended lease term are approximately $19. We paid Musk Ox Properties, LP approximately $57 and $57 in the three months ended March 31, 2012 and 2011, respectively. We recognized rent expense related to this lease of $57 both in the three months ended March 31, 2012 and 2011.

We continue to lease our former SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $125 and $123 in the three months ended March 31, 2012 and 2011, respectively. We recognized rent expense related to this lease of $62 and $66 in the three months ended March 31, 2012 and 2011, respectively. We no longer occupy this facility and have sub-leased this facility in April 2012.

In October 2010 we engaged WATV, LLC to produce one off-road motorsport series for a total contract value of $390. Roger L. Werner, our former Chief Executive Officer and current Co-chairman of the board of directors, is a partner in WATV. During the first quarter of 2012, we paid WATV $9 related to the production of this series.

We license a program on a barter basis that is produced by Gold Prospectors Association of America, LLC (“Gold Prospectors”), an entity owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The program airs during off-peak hours and the license period is from March 2009 through March 2012. In March 2012, we extended the license period of this show and agreed to pay $25 per quarter in exchange for increased commercial air time to be sold and retained by the Company. The value of this barter arrangement is not considered material to our consolidated financial statements.

In December 2011 we entered into a license agreement to air another program produced by Gold Prospectors. Under the agreement we will contribute $80 towards the production of 18 licensed episodes which will be jointly owned by the Company and Gold Prospectors. The agreement terminates in December 2012 and no amounts were paid during the current quarter of 2012.

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

Rental expenses, including satellite and transponder expense, equipment and facilities rent expense, aggregated to approximately $703 and $756 for the three months ended March 31, 2012 and 2011, respectively.

We also have operating leases for general office and production facilities in Tulsa, OK, New York City, Chicago, IL, Fort Worth, TX and Greenwich, CT with varying expiration dates through March 2022.

NOTE 11—SEGMENT INFORMATION

We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. In 2011, based on changes in how we monitor and measure our various businesses, we separated our aerial camera units, SkyCam and CableCam, into a separate segment. Previously, our aerial camera units were included in our Production Services segment. Accordingly, we now operate in three reporting segments: TOC, Production Services (which is comprised solely of Winnercomm) and our Aerial Cameras segment. TOC is a separate business activity that broadcasts television programming on the Outdoor Channel twenty-four hours a day, seven days a week. TOC generates revenue primarily from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and providing website services. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, and from website design, management, marketing and hosting services. Aerial Cameras generates revenue from aerial camera services for customer-owned telecasts and events.

Intersegment revenues were generated by Production Services of approximately $412 and $584 respectively, for the three months ended March 31, 2012 and 2011, and intersegment cost of services were generated by Production Services of approximately $382 and $500, respectively, for the three months ended March 31, 2012 and 2011. Our Aerial Cameras segment had no intersegment revenues or intersegment cost of services for the three months ended March 31, 2012 and 2011.

Information with respect to these reportable segments as of and for the three months ended March 31, 2012 and 2011 is as follows:

Revenues	Three Months Ended March 31,
	2012	2011
TOC	$12,611	$12,332
Production Services	1,017	1,829
Aerial Cameras	1,105	1,235
Eliminations	(412)	(584)

Total revenues	$14,321	$14,812

Income (Loss) from Operations	Three Months Ended March 31,
	2012	2011
TOC*	$(931)	$277
Production Services*	(381)	(645)
Aerial Cameras*	(649)	(744)
Eliminations	(30)	(84)

Total loss from operations	$(1,991)	$(1,196)

Total Assets	March 31, 2012	December 31, 2011
TOC	$76,232	$77,771
Production Services	6,285	7,063
Aerial Cameras	6,706	7,954
Corporate assets*	56,480	56,696
Eliminations	(328)	(298)

Total assets	$145,375	$149,186

Depreciation and Amortization	Three Months Ended March 31,
	2012	2011
TOC	$363	$390
Production Services	132	135
Aerial Cameras	237	221

Total depreciation and amortization	$732	$746

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with TOC, Production Services or Aerial Cameras. We allocate a portion of these expenses to our Production Services and Aerial Cameras segment, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. We adopted this guidance beginning after January 1, 2012, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB. The adoption did not have a material effect on our financial condition or results of operations, and only resulted in a change to financial statement presentation.

On May 12, 2011 the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not a material effect our financial condition and results of operations.

NOTE 13—SUBSEQUENT EVENTS

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

Management’s discussion and analysis of result of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our 2011 Annual Report.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview and Strategy. The overview section provides a summary of our business.

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

OVERVIEW AND STRATEGY

We operate in three reporting segments: TOC, Production Services and Aerial Cameras. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our three operating segments follows.

Our core business, TOC, is engaged in the development, production and broadcast of traditional outdoor programming such as hunting, fishing, shooting and off-road motor sports. With hunting season being predominantly in the second half of the calendar year, the success of our hunting programming during this same time has been the main driver of our stronger financial performance in the second half of the year. We continue to broaden our programming offerings in the first half of the year in an attempt to improve our financial performance during that same period. As such, we expanded our fishing programming in 2011 with notable fishing programs like Bassmasters, Madfin Shark Series, Spanish Fly and Zona. In addition, we announced a joint venture, Major League Fishing, with 24 of the top anglers in the United States to provide us with opportunities to bolster this type of programming which began airing in late March 2012. Overall, in addition to increasing revenue opportunities in the first half of the year, we believe this strategy will generate growth in our revenue from improving our program viewership ratings and increasing our distribution.

Our Production Services segment, which is made up entirely of our Winnercomm production entity, is closely aligned with our core focus on outdoor programming, but also produces scripted and live event sports television and provides website services to other third parties.

Our Aerial Cameras segment, which we acquired along with the purchase of Winnercomm in 2009, is the U.S. leader in overhead aerial camera production, and we believe it is a unique asset which has meaningful growth opportunities and is increasing in value. However, because it will likely require significant capital investments to accelerate its growth, we may explore a strategic partnership or other alternatives for this business in the future.

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

Our advertising revenue for TOC consists of advertising bought on our cable network and advertising revenue related to ads placed on our website, outdoorchannel.com. Advertising revenues are generally driven by audience delivery, which in turn are determined by our subscriber base and the ratings our programs achieve in those homes. A portion of TOC’s advertising contracts, primarily those with national non-endemic advertisers, typically guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts at the time we enter into such contracts. We base our estimate of audience size on our Nielsen ratings from prior years. If after running the advertising we determine we did not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue, and we then provide the advertiser with additional advertising time to reach the aggregate minimum audience that we guaranteed and then recognize such revenue at that time. Any estimated make-good accrual is adjusted throughout the terms of the advertising contracts. The continued growth of our advertising revenues will, to a certain extent, be dependent on the growth of our audience viewing and subscriber base, as well as the general health of the advertising marketplace.

For March 2012, Nielsen estimated that Outdoor Channel had 37.1 million subscriber homes compared to 34.5 million for the same period a year ago, an 8% year-over-year increase. Nielsen revises its estimate of the number of subscribers to our channel each month and there is usually a lag of 2-3 months before Nielsen captures any new launches or tier migrations. For May 2012 Nielsen’s estimate increased to 37.8 million subscribers, which we believe relates to the lag in their picking up new Outdoor Channel subscribers in their estimates. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Our May 2012 Nielsen estimate of 37.8 million subscribers is the highest Outdoor Channel has ever achieved. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. There can be no assurances that there will be any correlation between the actual growth or decline in our paying subscribers compared to Nielsen’s estimate of such growth or decline.

We continue to pursue subscriber growth by utilizing various incentives, including offering lower per-subscriber fees for broader distribution, payment of subscriber acquisition or launch support fees and TOC marketing dollars among other tactics. Any subscriber acquisition or launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense as other direct costs.

While we are 100% programmed in high-definition format (“HD”), our HD signal is only carried on a subset of our overall subscriber base. We currently have approximately 11.8 million HD subscriber homes, all of which are on cable or telephone systems. We are continuing our efforts to increase the carriage of our HD signal as we deem this to be an important competitive feature.

We increased our programming expenditures in 2011 and expect to continue to see increases in programming costs as we believe we need to invest in our programming brand given the increased viewing alternatives, including competitors with similar outdoor themed programming. While our advertising and marketing expense declined slightly in 2011 compared to 2010, we increased these expenses during the first quarter of 2012 and expect to increase our expenses in this area for the rest of 2012 and beyond to support our increased programming investment and our recent and expected continued growth in subscribers. While we believe these investments in programming and marketing will help assure our long term growth, they are likely to have a dampening effect on TOC’s operating income in the near term.

During the first quarter of 2012, our prime time viewership by key demographics (as measured by Nielsen) increased from last year although our aggregate viewership during the total day declined slightly. This decrease in aggregate daily viewership affected our ability to grow our national advertising revenue during the first quarter of 2012. We believe that our renewed investment in programming and marketing will have a positive effect on our ratings, although it may take some time before seeing these results, and this will then result in increased advertising revenue over time.

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

Since our acquisition of Winnercomm in January 2009, we have been focused on eliminating Winnercomm’s low margin production and non-strategic business and returning the segment to profitability. This has resulted in a material reduction of the segment’s third-party revenues and gross profits, which we believe will begin to level in 2012. Our Winnercomm unit is increasingly being used to produce high quality programming for TOC.

Aerial Cameras

Our Aerial Cameras segment is comprised of our SkyCam and CableCam entities, which were acquired in connection with our Winnercomm acquisition in January 2009. These entities are engaged in providing aerial camera services for customer owned telecasts. Most of the segment’s revenues relate to professional and college football, but we also provide services, although to a much lesser extent, for other sports such as baseball, soccer and hockey and for special events such as concerts. We also hope to expand our business to other areas outside of football and sports in general, and in April 2012 we signed our first ever contract related to a U.S. government project, which we hope will become a new and growing customer group for us.

During 2011 our Aerial Cameras segment received a favorable jury verdict on our legal actions against ActionCam and its founder, a competitor to our aerial camera business which we initiated suit against in 2009 for misappropriation of trade secrets, breach of separation agreement and unfair competition. While we will likely incur additional costs pursuing final judgment in that case, our legal expense going forward will be significantly less than in the past two years.

Seasonality

All of our segments generate a higher proportion of their revenue and operating income in the second half of our fiscal year due to higher viewed hunting programming which coincides with the fall hunting season at TOC, hunting and sports related programming at our Production Services segment and to football driven revenues at our Aerial Cameras segment.

Succession Changes

Effective February 1, 2012, our former president and chief executive officer, Roger L. Werner, retired from his executive role with the Company and became Co-Chairman of our Board of Directors and entered into a transition agreement for the balance of 2012. Tom Hornish, our Executive Vice President and Chief Operating Officer, was appointed the Company’s president and chief executive officer effective that same date. Mr. Werner’s retirement from his executive role was planned for some time and the transition was expected and smooth. Additional executive appointments were made effective February 1, 2012 and two former executives departed the Company shortly after Mr. Hornish’s appointment. These succession changes had an adverse financial effect during the first quarter of 2012 but should reduce costs for the balance of the year and thereafter.

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

For further information regarding our critical accounting policies, judgments and estimates, please see “Critical Accounting Policies and Estimates” in Item 7 of our 2011 Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter ended March 31, 2012 and 2011.

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2012	2011	$	%	2012	2011
Revenues:
Advertising	$7,435	$7,585	$(150)	(2)%	52%	51%
Subscriber fees	5,176	4,747	429	9	36	32
Production services	1,710	2,480	(770)	(31)	12	17

Total revenues	14,321	14,812	(491)	(3)	100	100

Cost of services:
Programming	1,798	1,630	168	10	13	11
Satellite transmission fees	429	399	30	8	3	3
Production and operations	4,141	4,553	(412)	(9)	29	31
Other direct costs	11	92	(81)	(88)	—	1

Total cost of services	6,379	6,674	(295)	(4)	45	45

Other expenses:
Advertising	648	305	343	113	5	2
Selling, general and administrative	8,553	8,283	270	3	60	56
Depreciation and amortization	732	746	(14)	(2)	5	5

Total other expenses	9,933	9,334	599	6	69	63

Loss from operations	(1,991)	(1,196)	(795)	67	(14)	(8)

Interest and other income, net	19	9	10	111	—	—

Loss from operations before income taxes	(1,972)	(1,187)	(785)	66	(14)	(8)

Income tax benefit	(814)	(357)	(457)	128	(6)	(2)

Net loss	$(1,158)	$(830)	$(328)	40%	(8)%	(6)%

(percentages may not add due to rounding)

Revenues

Total revenues for the three months ended March 31, 2012 were $14.3 million, a decrease of $491,000, or 3%, compared to revenues of $14.8 million for the three months ended March 31, 2011. The decrease was due primarily to lower revenue at our Production Services and Aerial Cameras units and reductions in our advertising revenue, partially offset by increases in our subscriber fee revenue, all as discussed further in our segment results of operations below.

Cost of Services

Total cost of services for the three months ended March 31, 2012 were $6.4 million, a decrease of $295,000, or 4%, compared to cost of services of $6.7 million for the three months ended March 31, 2011. The decrease was primarily driven by lower production costs at our Production Services and Aerial Cameras units, net of increases in programming and operational expenses at our Outdoor Channel unit, as further discussed in the segment results of operations below.

Other Expenses

Advertising expenses for the three months ended March 31, 2012 were $648,000, a 113% increase compared to $305,000 for the three months ended March 31, 2011, and were primarily due to increased cross channel advertising and promotional campaigns at TOC to support recent new subscriber and program launches.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2012 were $8.6 million, a 3% increase compared to SG&A expenses of $8.3 million for the three months ended March 31, 2011. The increase in SG&A was primarily due to succession related expenses, including severance, at our TOC unit, offset by reduced personnel related expenses at our Production Services unit and reduced legal fees at our Aerial Camera unit as further discussed in the segment results of operations below.

Depreciation and amortization expense for the three months ended March 31, 2012 was $732,000, a 2% decrease compared to depreciation and amortization expense of $746,000 for the three months ended March 31, 2011. The decrease primarily relates to more assets having become fully depreciated over the past year than depreciation on fixed assets acquired in that same period.

Loss from Operations

Loss from operations for the three months ended March 31, 2012 was $2.0 million, an increase of $795,000 compared to an operating loss of $1.2 million for the three months ended March 31, 2011. As discussed below in our segment results of operations, the decrease in income from operations was driven primarily by a decline in operating profits at TOC caused primarily by increases in programming, advertising and SG&A expenses, net of decreased Aerial Camera and Winnercomm losses.

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2012 was income of $19,000, an increase of $10,000 compared to income of $9,000 for the three months ended March 31, 2011. The increase was primarily due to an increase in our investments in available-for-sale securities balance which earns higher interest.

Loss from Operations Before Income Taxes

Loss from operations before income taxes as a percentage of revenues was 14% for the three months ended March 31, 2012 compared to 8% for the three months ended March 31, 2011 due primarily to TOC’s higher programming, advertising and SG&A expenses for the quarter, offset by a lower proportion of our overall revenue being contributed by our lower margin Production Services unit.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2012 was $814,000 compared to $357,000 for the three months ended March 31, 2011. The income tax benefit reflected in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

The income tax benefit for the three months ended March 31, 2011 included a discrete tax expense related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded of $74,000. There was no similar discrete tax expense for the three months ended March 31, 2012.

Net Loss

Net loss for the three months ended March 31, 2012 was $1.2 million, an increase of $328,000 compared to a net loss of $830,000 for the three months ended March 31, 2011.

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

TOC

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended March 31,
			Change
	2012	2011	$	%
Revenues:
Advertising	$7,435	$7,585	$(150)	(2)%
Subscriber fees	5,176	4,747	429	9

Total revenues	12,611	12,332	279	2

Cost of services:
Programming	1,872	1,757	115	7
Satellite transmission fees	429	399	30	8
Production and operations	2,501	2,167	334	15
Other direct costs	11	92	(81)	(88)

Total cost of services	4,813	4,415	398	9

Other expenses:
Advertising	648	305	343	113
Selling, general and administrative	7,718	6,945	773	11
Depreciation and amortization	363	390	(27)	(7)

Total other expenses	8,729	7,640	1,089	14

Income (loss) from operations	$(931)	$277	$(1,208)	(436)%

(percentages may not add due to rounding)

Revenues

Advertising revenue for the three months ended March 31, 2012 was $7.4 million, a decrease of $150,000, or 2%, compared to $7.6 million for the three months ended March 31, 2011. The decrease in advertising revenue was due primarily to a ratings driven decrease in short-form advertising.

Subscriber fees for the three months ended March 31, 2012 were $5.2 million, an increase of $429,000, or 9%, compared to $4.7 million for the three months ended March 31, 2011. This increase in subscriber fees was primarily due to our annual increase in subscriber rates and to a decrease in our estimated potential most-favored nation liabilities related to our distributors in the current year period as compared to the same prior year period.

Cost of Services

Programming expenses for the three months ended March 31, 2012 were $1.9 million, an increase of $115,000, or 7%, compared to $1.8 million for the three months ended March 31, 2011. The increase was due primarily to new, more expensive programs airing during the current year period compared to the prior year period.

Satellite transmission fees for the three months ended March 31, 2012 were $429,000, an increase of $30,000, or 8%, compared to $399,000 for the three months ended March 31, 2011. The increase was primarily due to an upgrade in backup transponder services.

Production and operations costs for the three months ended March 31, 2012 were $2.5 million, an increase of $334,000, or 15%, compared to $2.2 million for the three months ended March 31, 2011. The increase in costs was driven primarily by succession related severance expense, partially offset by lower online consulting services.

Other direct costs for the three months ended March 31, 2012 were $11,000, a decrease of $81,000, or 88%, compared to $92,000 for the three months ended March 31, 2011. This decrease was due primarily to a decrease in subscriber acquisition fees amortization.

Other Expenses

Advertising expenses for the three months ended March 31, 2012 were $648,000, an increase of $343,000, or 113%, compared to $305,000 for the three months ended March 31, 2011 due primarily to increased cross channel advertising and promotional campaigns to support recent new subscriber and program launches.

SG&A expenses for the three months ended March 31, 2012 were $7.7 million, an increase of $773,000, or 11%, compared to $6.9 million for the three months ended March 31, 2011. The increase relates primarily to succession-related compensation expense, including severance and related compensation expense associated with the departure of one of our senior sales executives, and to increased marketing research fees, partially offset by a reduction in our reserve for doubtful accounts.

Depreciation and amortization for the three months ended March 31, 2012 was $363,000, a decrease of $27,000, or 7%, compared to $390,000 for the three months ended March 31, 2011. The decrease in depreciation and amortization primarily relates to more fixed assets becoming fully depreciated over the past year than depreciation on fixed asset additions in that same period.

Income (Loss) from Operations

Our resulting loss from operations for the three months ended March 31, 2012 was $931,000 compared to income of $277,000 million for the three months ended March 31, 2011. As discussed above, the decline in our income from operations was driven primarily by increased online service costs, increased programming, advertising and SG&A expenses, partially offset by increased subscriber fee revenue.

Production Services

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended March 31,
			Change
	2012	2011	$	%
Revenues:
Production services	$1,017	$1,829	$(812)	(44)%

Total revenues	1,017	1,829	(812)	(44)

Cost of services:
Production and operations	967	1,669	(702)	(42)

Total cost of services	967	1,669	(702)	(42)

Other expenses:
Selling, general and administrative	299	670	(371)	(55)
Depreciation and amortization	132	135	(3)	(2)

Total other expenses	431	805	(374)	(47)

Loss from operations	$(381)	$(645)	$264	(41)%

(percentages may not add due to rounding)

Revenues

Production services revenue for the three months ended March 31, 2012 was $1.0 million, a decrease of $812,000, or 44%, as compared to $1.8 million for the three months ended March 31, 2011. The decrease in revenue was due primarily to an expected reduction in the number of third-party production contracts that were renewed at Winnercomm in the current year period. Revenues for the remainder of 2012 will continue to decline on a year-over-year basis reflecting the business we cancelled or that was non-renewed in 2012, although to a lesser degree.

Cost of Services

Production and operations costs for the three months ended March 31, 2012 were $967,000, a decrease of $702,000, or 42%, compared to $1.7 million for the three months ended March 31, 2011. The decrease in costs relates primarily to decreased production costs caused by fewer Winnercomm production contracts being renewed in the current year. Cost of sales for the remainder of 2012 will continue to decline on a year-over-year basis reflecting the business we cancelled or was non-renewed in 2011, although to a lesser degree.

Other Expenses

SG&A expenses for the three months ended March 31, 2012 were $299,000, a decrease of $371,000, or 55%, compared to $670,000 for the three months ended March 31, 2011. The decrease relates primarily to reduced payroll and related compensation costs associated with terminations in 2011 and to the allocation and reassignment of personnel in the current quarter as compared to the prior year quarter, and to reduced rent and related expenses resulting from the relocation of our Winnercomm business to a new facility.

Depreciation and amortization for the three months ended March 31, 2012 was $132,000, a decrease of $3,000, or 2%, compared to $135,000 for the three months ended March 31, 2011. The decrease in depreciation and amortization primarily relates to more fixed assets becoming fully depreciated over the past year than depreciation on assets acquired in that same period.

Loss from Operations

Loss from operations for the three months ended March 31, 2012 was $381,000, a decrease of $264,000 compared to an operating loss of $645,000 for the three months ended March 31, 2011. As discussed above, the decrease in loss from operations was due primarily to lower SG&A expenses.

Aerial Cameras

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended March 31,
			Change
	2012	2011	$	%
Revenues:
Production services	$1,105	$1,235	$(130)	(11)%

Total revenues	1,105	1,235	(130)	(11)

Cost of services:
Production and operations	981	1,090	(109)	(10)

Total cost of services	981	1,090	(109)	(10)

Other expenses:
Selling, general and administrative	536	668	(132)	(20)
Depreciation and amortization	237	221	16	7

Total other expenses	773	889	(116)	(13)

Loss from operations	$(649)	$(744)	$95	(13)%

(percentages may not add due to rounding)

Revenues

Production services revenue from our aerial camera unit for the three months ended March 31, 2012 was $1.1 million, a decrease of $130,000, or 11%, as compared to $1.2 million for the three months ended March 31, 2011. The decrease was due primarily to a slight reduction in the number of professional and collegiate sporting and other production events.

Cost of Services

Production and operations costs for the three months ended March 31, 2012 were $981,000, a decrease of $109,000, or 10%, compared to $1.1 million for the three months ended March 31, 2011. The decrease in costs relates primarily to reduced aerial camera production events, lower facility costs resulting from our 2011 relocations and also to a favorable revision during the current quarter of $50,000 to the previously recorded lease abandonment charge to reflect the actual terms of our recent sublease agreement for our former Tulsa facility.

Other Expenses

SG&A expenses for the three months ended March 31, 2012 were $536,000, a decrease of $132,000, or 20%, compared to $668,000 for the three months ended March 31, 2011. This decrease relates primarily to decreased legal fees related to the ActionCam litigation partially offset by continued move related expenses incurred in connection with last year’s relocation of our aerial camera units to a new combined facility.

Depreciation and amortization for the three months ended March 31, 2012 was $237,000, an increase of $16,000, or 7%, compared to $221,000 for the three months ended March 31, 2011. The increase in depreciation and amortization primarily relates to increased depreciation of new assets including leasehold improvements at our new location in Ft. Worth, Texas.

Loss from Operations

Loss from operations for the three months ended March 31, 2012 was $649,000, a decrease of $95,000 compared to an operating loss of $744,000 for the three months ended March 31, 2011. As discussed above, the decrease in loss from operations was due primarily to reductions in SG&A expense.

LIQUIDITY AND CAPITAL RESOURCES

We generated $647,000 of cash in our operating activities in the three months ended March 31, 2012, an increase of $276,000 compared to cash generated from operating activities of $371,000 in the three months ended March 31, 2011. The increase was due primarily to lower payments of subscriber acquisition payments and lower income tax payments during the current year period.

Net cash provided by investing activities was $1.3 million in the three months ended March 31, 2012 compared to cash used in investing activities of $1.4 million for the three months ended March 31, 2011. The increase in cash provided by investing activities related principally to net proceeds (sales, net of purchases) of short-term available-for-sale securities in the current quarter of $1.9 million compared to net purchases (purchases, net of sales) of $1.0 million, partially offset by an increase in capital expenditures for fixed assets.

Cash used by financing activities was $547,000 in the three months ended March 31, 2012 compared to cash used of $471,000 in the three months ended March 31, 2011. The increase was related to the increase in cash used for the purchase and retirement of common stock as recipients of stock awards used stock to satisfy withholding taxes related to vesting of restricted shares.

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10.0 million. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% and 3.25% as of March 31, 2012 and 2011, respectively) plus 0.25% or LIBOR (0.25% and 0.25% as of March 31, 2012 and 2011, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of March 31, 2012, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC and as of March 31, 2012, we were in full compliance with all the covenants of the Revolver.

Our combined cash and cash equivalent and investment in available-for-sale securities balance was $59.1 million at March 31, 2012, a decrease of $0.4 million from the combined balance of $59.5 million at December 31, 2011. Net working capital decreased to $72.0 million at March 31, 2012, compared to $72.3 million at December 31, 2011. We believe that our combined cash and available-for-sale securities and our expected cash flow from operations will meet our short-term cash flow requirements and be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or we desire to expand operations beyond current levels, we could draw on our Revolver or seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2012 and December 31, 2011, our non-current investment portfolio consists of two auction-rate securities with long-term maturities for both periods totaling approximately $4.9 million. Although these securities have rate reset features, they are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows.

We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of March 31, 2012 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

“Item 3. Legal Proceedings” of our Form 10-K includes a discussion of our legal proceedings. Except as described below, there have been no material changes from the legal proceedings described in our 2011 Annual Report.

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

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our 2011 Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.34	Amendment dated April 10, 2012 to the Amended and Restated Employment Agreement with Thomas E. Hornish effective as of February 1, 2012 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2012 and incorporated herein by reference)

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1 *	Section 1350 Certification by Chief Executive Officer

32.2 *	Section 1350 Certification by Chief Financial Officer

101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statement of Equity for the three months ended March 31, 2012; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Outdoor Channel Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ Thomas D. Allen
Thomas D. Allen
Authorized Officer, Chief Financial Officer and Principal Accounting Officer
Date: May 9, 2012