Form 10-Q
period 2012-06-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2012-08-08
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 7, 2012
Common Stock, $0.001 par value	25,820,295

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2012

* * *

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,330	$19,498
Investments in available-for-sale securities	38,254	40,049
Accounts receivable, net of allowance for doubtful accounts of $914 and $949	9,947	13,657
Income taxes	1,429	3
Deferred tax assets, net	1,817	2,168
Programming and production costs	7,048	6,020
Subscriber acquisition fees, current portion	794	1,523
Other current assets	4,406	4,352

Total current assets	84,025	87,270

Property, plant and equipment, net	12,070	11,875
Amortizable intangible assets, net	271	378
Goodwill	43,160	43,160
Investments in auction-rate securities	4,967	4,940
Deferred tax assets, net	826	754
Subscriber acquisition fees, net of current portion	211	421
Deposits and other assets	276	388

Totals	$145,806	$149,186

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$10,673	$12,424
Deferred revenue	1,016	634
Deferred obligations, current portion	100	49
Unfavorable lease, current portion	171	163
Income taxes payable	—	1,685

Total current liabilities	11,960	14,955

Deferred obligations	275	224
Unfavorable lease	594	682

Total liabilities	12,829	15,861

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,828 and 25,461 shares issued and outstanding	26	25
Additional paid-in capital	170,384	169,540
Accumulated other comprehensive loss	(260)	(287)
Accumulated deficit	(37,173)	(35,953)

Total stockholders’ equity	132,977	133,325
Noncontrolling interest	—	—

Totals	$145,806	$149,186

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Advertising	$8,731	$7,313	$16,166	$14,898
Subscriber fees	5,385	4,995	10,561	9,742
Production services	2,161	2,219	3,871	4,699

Total revenues	16,277	14,527	30,598	29,339

Cost of services:
Programming	2,677	1,935	4,475	3,565
Satellite transmission fees	431	400	860	799
Production and operations	3,892	3,919	8,033	8,472
Other direct costs	239	72	250	164

Total cost of services	7,239	6,326	13,618	13,000

Other expenses:
Advertising	1,586	1,170	2,234	1,475
Selling, general and administrative	6,804	7,899	15,357	16,182
Depreciation and amortization	737	698	1,469	1,444

Total other expenses	9,127	9,767	19,060	19,101

Loss from operations	(89)	(1,566)	(2,080)	(2,762)
Interest and other income, net	18	8	37	17

Loss from operations before income taxes	(71)	(1,558)	(2,043)	(2,745)
Income tax benefit	(9)	(699)	(823)	(1,056)

Net loss	(62)	(859)	(1,220)	(1,689)
Net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to controlling interest	$(62)	$(859)	$(1,220)	$(1,689)

Loss per common share data:
Basic	$(0.00)	$(0.03)	$(0.05)	$(0.07)

Diluted	$(0.00)	$(0.03)	$(0.05)	$(0.07)

Weighted average common shares outstanding:
Basic	25,235	24,799	25,065	24,648

Diluted	25,235	24,799	25,065	24,648

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(62)	$(859)	$(1,220)	$(1,689)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale and auction-rate securities	13	14	27	25

Comprehensive loss	$(49)	$(845)	$(1,193)	$(1,664)

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Equity

For the Six Months Ended June 30, 2012

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2011	25,461	$25	$169,540	$(287)	$(35,953)	$133,325	$—	$133,325
Net loss	—	—	—	—	(1,220)	(1,220)	—	(1,220)
Unrealized gain on available-for-sale and auction-rate securities	—	—	—	27	—	27	—	27
Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	484	1	(1)	—	—	—	—	—
Share-based employee and director compensation expense	—	—	1,691	—	—	1,691	—	1,691
Purchase and retirement of common stock related to employee and director share-based compensation activity	(117)	—	(846)	—	—	(846)	—	(846)
Cash contribution of noncontrolling interest	—	—	—	—	—	—	—	—

Balance, June 30, 2012	25,828	$26	$170,384	$(260)	$(37,173)	$132,977	$—	$132,977

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(1,220)	$(1,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,469	1,444
Amortization of subscriber acquisition fees	952	798
Loss (gain) on sale of equipment	(6)	29
Provision for doubtful accounts	(29)	151
Share-based employee and director compensation	1,691	1,576
Deferred tax provision (benefit), net	279	(1,253)

Changes in operating assets and liabilities:
Accounts receivable	3,739	7,036
Income tax receivable and payable, net	(3,111)	(2,410)
Programming and production costs	(1,028)	(979)
Other current assets	(54)	62
Deposits and other assets	92	3
Subscriber acquisition fees	(13)	(191)
Accounts payable and accrued expenses	(2,246)	(3,322)
Deferred revenue	382	(27)
Deferred obligations	102	1
Unfavorable lease obligations	(80)	(73)

Net cash provided by operating activities	919	1,156

Investing activities:
Purchases of property, plant and equipment	(1,163)	(843)
Purchase of intangibles	—	(85)
Proceeds from sale of equipment	127	—
Purchases of available-for-sale securities	(44,274)	(38,134)
Proceeds from sale of available-for-sale and auction-rate securities	46,069	42,054

Net cash provided by investing activities	759	2,992

Financing activities:
Purchase of common stock	(846)	(800)

Net cash used in financing activities	(846)	(800)

Net increase in cash and cash equivalents	832	3,348
Cash and cash equivalents, beginning of period	19,498	32,578

Cash and cash equivalents, end of period	$20,330	$35,926

Supplemental disclosure of cash flow information:
Income taxes paid	$2,003	$2,567

Supplemental disclosures of non-cash investing and financing activities:
Effect of net increase in fair value of available-for-sale and auction-rate securities	$27	$25

Property, plant and equipment costs incurred but not paid	$496	$9

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

In August 2011, the Company entered into an agreement with Professional Bass Tour, Inc. (“PBT”) to establish Major League Fishing LLC (“MLF”), a joint venture created to produce a new style of professional competitive bass fishing tournaments to air on the Outdoor Channel. The Company is a 50% owner in MLF, controls the venture’s board of managers and will fund 100% of the costs of the venture via preferred capital contributions bearing a priority return which must be redeemed before MLF can make profit distributions. Accordingly, the Company is deemed the primary beneficiary and MLF is being treated as a variable interest entity, as defined by ASC 810, and MLF has been consolidated in our accompanying financial statements. Profits shall be allocated pro rata in proportion to the number of membership interests of MLF and losses shall be allocated in a similar proportionate manner but only while a member’s capital account is positive. Losses in excess of member’s capital are not allocated to members but will be only allocated to the Company. As of June 30, 2012, the Company has contributed approximately $1.8 million to MLF, and no cash amounts have been contributed by PBT. MLF recorded a loss for the three and six months ended June 30, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2012 and its results of operations and cash flows for the three and six months ended June 30, 2012 and 2011. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 9, 2012 (the “2011 Annual Report”).

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, especially given the seasonality of our business. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

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

Our Board of Directors has discretion to allow our employees and directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the three and six months ended June 30, 2012, approximately 44,000 and 117,000 shares were repurchased with a market value of approximately $299 and $846, respectively.

2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through June 30, 2012, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees, and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment to the extent unvested. These awards generally vest quarterly over two to four years, however, some awards vest annually. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to the issuance of the underlying shares provided the holder has not elected to defer settlement, and will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of June 30, 2012, there were 653,567 restricted shares and 127,442 RSUs outstanding and there were no performance unit shares or options to purchase shares of common stock outstanding. There were 1,135,679 shares of common stock available for future grant as of June 30, 2012.

Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of June 30, 2012, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

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

The following tables summarize share-based compensation expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Nature of Award:
Restricted stock	$708	$638	$1,403	$1,277
RSUs	139	151	288	299

Total share-based compensation expense	$847	$789	$1,691	$1,576

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Classification of Compensation Expense:
Cost of services:
Production and operations	$62	$62	$117	$119

Other expenses:
Selling, general and administrative	785	727	1,574	1,457

Total share-based compensation expense	$847	$789	$1,691	$1,576

Stock Options

A summary of the status of the options granted under our stock incentive plans as of June 30, 2012 and the changes in options outstanding during the six months then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	250	$12.65	2.00	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	250	$12.65	1.51	$—

Vested or expected to vest at end of period	250	$12.65	1.51	$—

Exercisable at end of period	250	$12.65	1.51	$—

Additional information regarding options outstanding for all plans as of June 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$12.50	125	1.47	$12.50	125	$12.50
$12.80	125	1.55	12.80	125	12.80

Total	250	1.51	$12.65	250	$12.65

There were no options granted during the six months ended June 30, 2012 or 2011.

Restricted Stock

A summary of the status of our nonvested restricted shares as of June 30, 2012 and the changes in restricted shares outstanding during the six months then ended is as follows:

	Six Months Ended June 30, 2012
	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested at beginning of period	521	$6.88
Granted	412	7.34
Vested	(263)	7.22
Forfeited	(16)	6.21

Nonvested at end of period	654	$7.05

During the six months ended June 30, 2012 and 2011, we issued 412,000 and 146,000 shares, respectively, of restricted stock to employees while 16,000 and 8,000 shares, respectively, of restricted stock were forfeited due to employee turnover.

Restricted Stock Units

A summary of the status of our RSUs as of June 30, 2012 and the changes in RSUs outstanding during the six months then ended is as follows:

	Six Months Ended June 30, 2012
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
	(in thousands)
RSUs outstanding at beginning of period	123	$5.70
Granted	93	6.45
Vested	(89)	6.40
Forfeited	—	—

Nonvested at end of period	127	$5.76

As of June 30, 2012, the vesting and settlement of two grants totaling 34,418 RSUs was deferred at the election of its holder.

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ and non-executive directors’ remaining requisite service periods as of June 30, 2012 are as follows:

	June 30, 2012
	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods
Restricted stock	$3,512	1.7 years
RSUs	549	0.9 year

Total	$4,061	1.6 years

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of loss per share for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares used to calculate basic loss per share	25,235	24,799	25,065	24,648
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options, performance units, unvested restricted stock and stock units	—	—	—	—

Weighted average shares used to calculate diluted loss per share	25,235	24,799	25,065	24,648

For both the three and six months ended June 30, 2012 and 2011, outstanding options and performance units to purchase a total of approximately 250,000 and 984,000 shares of common stock, respectively, were not included in the calculation of diluted loss per share because their effect was antidilutive.

NOTE 4—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Assets recorded at fair value in the balance sheet as of June 30, 2012 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and are as follows:

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at June 30, 2012:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$20,330	$11,333	$8,997	$—
Investments in available-for-sale securities (2)	38,254	9,998	28,256	—
Non-current investments in auction-rate securities (3)	4,967	—	—	4,967

Total	$63,551	$21,331	$37,253	$4,967

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

The Company’s tax-exempt government securities which totaled $8,266 at June 30, 2012, are valued by outside professionals using proprietary valuation models and analytical tools in which all significant inputs related to similar instruments are observable or can be derived from or corroborated by publicly available observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. Management is responsible for estimating the fair value of these investments, and in doing so, considers valuations provided by a large, independent pricing firm who maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. This information is used to structure yield curves for various types of securities and arrive at the daily valuations.

As of June 30, 2012, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and both have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded an unrealized gain on our ARS of $13 and $27 in the three and six months ended June 30, 2012, respectively. As a result of the lack of liquidity in the ARS market, we have an accumulated unrealized loss on our ARS of $260, which is included in accumulated other comprehensive loss on our consolidated balance sheet as of June 30, 2012. We deemed the loss to be temporary because we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. We are not certain how long we may be required to hold each security, but based on our combined cash and cash equivalents balance and investments in available-for-sale securities of $58,584 and our expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. However, given our current cash and cash equivalent position, short-term investments in available-for-sale securities, and cash flow from operations, we believe we have the ability and we intend to hold the failed ARS as long-term investments until the market stabilizes.

All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2012 were auction-rate securities. The one closed-end perpetual preferred auction-rate security totaling $2,932 had an interest rate of 1.49% and an auction reset of 28 days. The municipal security totaling $2,035 had an interest rate of 0.93%, an auction reset of 28 days and a maturity date of December 1, 2045. As of June 30, 2012 the next auction reset date for both securities was July 3, 2012. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and six month periods ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Auction-Rate Securities:
Balance at beginning of period	$4,954	$4,940
Unrealized gain included in accumulated other comprehensive loss	13	27

Balance as of June 30, 2012	$4,967	$4,967

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills, commercial paper, tax-exempt government securities and money market accounts to be interest income which are recorded in interest and other income, net for the three and six months ended June 30, 2012 and 2011 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$39	$30	$77	$61
Interest expense	(21)	(22)	(40)	(44)

Total interest and other income, net	$18	$8	$37	$17

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

Intangible assets that are subject to amortization consist of the following as of June 30, 2012:

	June 30, 2012
	Gross	Accumulated Amortization	Net
Trademark	$219	$218	$1
Internet domain names	173	151	22
Customer relationships	980	757	223
Patents	90	65	25

Total amortizable intangible assets	$1,462	$1,191	$271

As of June 30, 2012, the weighted average amortization period for the above intangibles is 1.5 years. Based on our most recent analysis, we believe that no impairment exists at June 30, 2012 with respect to our goodwill and other intangible assets. For the six months ended June 30, 2012 and 2011, we recognized amortization expense related to the intangible assets of $107 and $107, respectively.

Estimated future amortization expense related to intangible assets at June 30, 2012 is as follows:

Years Ending December 31,	Amount
2012 (remaining 6 months)	$101
2013	165
2014	5

Total	$271

NOTE 6—LINES OF CREDIT

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% and 3.25% as of June 30, 2012 and 2011, respectively) plus 0.25% or LIBOR (0.25% and 0.1875% as of June 30, 2012 and 2011, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of June 30, 2012, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC and as of June 30, 2012, we were in full compliance with all the covenants of the Revolver.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Trade accounts payable	$1,418	$1,951
Accrued payroll and related expenses	2,702	3,627
Estimated make-good accrual	1,173	1,575
Estimated most-favored nation accrual	2,003	2,003
Accrued launch support commitment	—	488
Accrued expenses	3,377	2,780

Total	$10,673	$12,424

NOTE 8—INCOME TAX PROVISION

The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

We file income tax returns in the United States and various state and local tax jurisdictions. We have state net operating losses and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.

NOTE 9—RELATED PARTY TRANSACTIONS

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The lease agreement had a five-year term and expired on December 31, 2010. Since January 2011, we have entered into a number of agreements with Musk Ox Properties, LP to extend our lease which now expires on September 30, 2012. Monthly rent payments for the extended lease term are approximately $19. We paid Musk Ox Properties, LP approximately $57 in both the three months ended June 30, 2012 and 2011, and $115 in both the six months ended June 30, 2012 and 2011. We recognized rent expense related to this lease of $57 both in the three months ended June 30, 2012 and 2011, and $115 in both the six months ended June 30, 2012 and 2011.

We continue to lease our former SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $124 and $129 in the three months ended June 30, 2012 and 2011, respectively, and $250 and $253 in the six months ended June 30, 2012 and 2011, respectively. We recognized rent expense related to this lease of $72 and $71 in the three months ended June 30, 2012 and 2011, respectively, and $133 and $137 in the six months ended June 30, 2012 and 2011, respectively. We no longer occupy this facility and sub-leased this facility in April 2012.

In October 2010 we engaged WATV, LLC to produce one off-road motorsport series for a total contract value of $390. In May 2012 we engaged WATV, LLC to produce a viewer generated comedy series for a total contract value of $538. Roger L. Werner, our former Chief Executive Officer and current Co-Chairman of the Board of Directors, is a partner in WATV. During the three and six months ended June 30, 2012, we paid WATV $166 and $175, respectively, related to the production of these programs.

We license a program on a cash and barter basis that is produced by Gold Prospectors Association of America, LLC (“Gold Prospectors”), an entity owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The program airs during off-peak hours and the license period is from March 2009 through March 2012. In March 2012, we extended the license period of this show and agreed to pay $25 per quarter in exchange for increased commercial air time to be sold and retained by the Company. During the three and six months ended June 30, 2012 we paid Gold Prospectors $25 and $50, respectively. The value of this barter arrangement is not considered material to our consolidated financial statements.

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

We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases. Generally, the most significant lease is our satellite lease. These leases expire at various.

Rental expenses, including satellite and transponder expense, equipment and facilities rent expense, aggregated to approximately $705 and $731 for the three months ended June 30, 2012 and 2011, respectively, and $1,408 and $1,444 for the six months ended June 30, 2012 and 2011, respectively.

We also have operating leases for general office and production facilities in Tulsa, OK, New York City, Chicago, IL, Fort Worth, TX and Greenwich, CT, dates through 2022.

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

Intersegment revenues were generated by Production Services of approximately $344 and $416 for the three months ended June 30, 2012 and 2011, respectively, and intersegment cost of services were generated by Production Services of approximately $458 and $516 for the three months ended June 30, 2012 and 2011, respectively. Intersegment revenues were generated by Production Services of approximately $756 and $1,000 for the six months ended June 30, 2012 and 2011, respectively, and intersegment cost of services were generated by Production Services of approximately $840 and $1,016 for the six months ended June 30, 2012 and 2011, respectively. Our Aerial Cameras segment had no intersegment revenues or intersegment cost of services for the three and six months ended June 30, 2012 and 2011.

Information with respect to these reportable segments as of and for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2012	2011	2012	2011
TOC	$14,116	$12,308	$26,727	$24,640
Production Services	1,394	1,577	2,411	3,406
Aerial Cameras	1,111	1,058	2,216	2,293
Eliminations	(344)	(416)	(756)	(1,000)

Total revenues	$16,277	$14,527	$30,598	$29,339

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) from Operations	2012	2011	2012	2011
TOC*	$660	$189	$(271)	$466
Production Services*	(190)	(828)	(571)	(1,473)
Aerial Cameras*	(673)	(1,027)	(1,322)	(1,771)
Eliminations	114	100	84	16

Total loss from operations	$(89)	$(1,566)	$(2,080)	$(2,762)

Total Assets	June 30, 2012	December 31, 2011
TOC	$76,868	$77,771
Production Services	6,355	7,063
Aerial Cameras	6,555	7,954
Corporate assets*	56,242	56,696
Eliminations	(214)	(298)

Total assets	$145,806	$149,186

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and Amortization	2012	2011	2012	2011
TOC	$375	$335	$738	$725
Production Services	122	135	254	270
Aerial Cameras	240	228	477	449

Total depreciation and amortization	$737	$698	$1,469	$1,444

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with TOC, Production Services or Aerial Cameras. We allocate a portion of these expenses to our Production Services and Aerial Cameras segment, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. We adopted this guidance beginning after January 1, 2012, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB. The adoption did not have a material effect on our financial condition or results of operations, and only resulted in a change to financial statement presentation.

On May 12, 2011 the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and

Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not have a material effect our financial condition and results of operations.

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

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

OVERVIEW AND STRATEGY

We operate in three reporting segments: TOC, Production Services and Aerial Cameras. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our three operating segments follows.

Our core business, TOC, is engaged in the development, production and broadcast of traditional outdoor programming such as hunting, fishing, shooting and off-road motor sports. With hunting season being predominantly in the second half of the calendar year, the success of our hunting programming during this same time has been the main driver of our stronger financial performance in the second half of the year. We continue to broaden our programming offerings in the first half of the year in an attempt to improve our financial performance during that same period. We have expanded our fishing programming to include notable fishing programs like Bassmasters, Madfin Shark Series, Spanish Fly and Zona, and in late March 2012, we began airing Major League Fishing, a new style of bass fishing tournament with 24 of the top anglers in the United States. Overall, in addition to increasing revenue opportunities in the first half of the year, we believe this strategy will generate growth in our revenue from improving our program viewership ratings and increasing our distribution.

Our Production Services segment, which is made up entirely of our Winnercomm production entity, is closely aligned with our core focus on outdoor programming, but also produces scripted and live event sports television and provides website services to other third parties.

Our Aerial Cameras segment, which we acquired along with the purchase of Winnercomm in 2009, is the U.S. leader in overhead aerial camera production, and we believe it is a unique asset which has meaningful growth opportunities and is increasing in value. However, because it will likely require significant capital investments to accelerate its growth and is not strategically essential to our core outdoor business, we recently announced that we are exploring strategic alternatives for this business.

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

Our advertising revenue for TOC consists of advertising bought on our cable network and advertising revenue related to ads placed on our website, outdoorchannel.com. Advertising revenues are generally driven by audience delivery, which in turn are determined by our subscriber base and the ratings our programs achieve in those homes. A portion of TOC’s advertising contracts, primarily those with national non-endemic advertisers, typically guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts at the time we enter into such contracts. We base our estimate of audience size on our Nielsen ratings from prior years. If after running the advertising we determine we did not deliver the guaranteed audience, an accrual for "make-good" advertisements is recorded as a reduction of revenue, and we then provide the advertiser with additional advertising time to reach the aggregate minimum audience that we guaranteed and then recognize such revenue at that time. Any estimated make-good accrual is adjusted throughout the terms of the advertising contracts. The continued growth of our advertising revenues will, to a certain extent, be dependent on the growth of our audience viewing and subscriber base, as well as the general health of the advertising marketplace.

For June 2012, Nielsen estimated that Outdoor Channel had 37.8 million subscriber homes compared to 34.8 million for the same period a year ago, a 9% year-over-year increase. Nielsen revises its estimate of the number of subscribers to our channel each month and there is usually a lag of 2-3 months before Nielsen captures any new launches or tier migrations. For August 2012, Nielsen’s estimate increased to 38.1 million subscribers, which we believe relates to the lag in their picking up new Outdoor Channel subscribers in their estimates. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Our August 2012 Nielsen estimate of 38.1 million subscribers is the highest Outdoor Channel has ever achieved. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. There can be no assurances that there will be any correlation between the actual growth or decline in our paying subscribers compared to Nielsen’s estimate of such growth or decline.

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

While we are 100% programmed in high-definition format (“HD”), our HD signal is only carried on a subset of our overall subscriber base. We currently have approximately 12.7 million HD subscriber homes, all of which are on cable or telephone systems. We are continuing our efforts to increase the carriage of our HD signal as we deem this to be an important competitive feature.

We increased our programming expenditures in 2011 and expect to continue to see increases in programming costs in 2012 and beyond as we believe we need to invest in our programming brand given the increased viewing alternatives, including competitors with similar outdoor themed programming. While our advertising and marketing expense declined slightly in 2011 compared to 2010, we increased these expenses during the first half of 2012 and expect to increase our expenses in this area for the rest of 2012 and beyond to support our increased programming investment and our recent and expected continued growth in subscribers. While we believe these investments in programming and marketing will help assure our long term growth, they could have a dampening effect on TOC’s operating income in the near term.

During the first six months of 2012, our prime time household viewership (as measured by Nielsen) increased slightly from last year although our aggregate viewership during the total day declined slightly. We believe that our renewed investment in programming and marketing will have a positive effect on our ratings, although it may take some time before seeing these results, and that these investments will then result in increased advertising revenue over time.

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

Aerial Cameras

Our Aerial Cameras segment is comprised of our SkyCam and CableCam entities, which were acquired in connection with our Winnercomm acquisition in January 2009. These entities are engaged in providing aerial camera services for customer owned telecasts. Most of the segment’s revenues relate to professional and college football, but we also provide services, although to a much lesser extent, for other sports such as baseball, soccer and hockey and for special events such as concerts. We also hope to expand our business to other areas outside of football and sports in general, and in April 2012 we signed our first ever contract with a U.S. government prime contractor related to a U.S. military project, which we hope will become a new and growing customer group for us.

In the second quarter of 2012 one of our key network clients exercised their option to extend our agreement covering NFL football games for two additional years and also awarded us additional college football games for the 2012 and 2013 seasons.

During 2011 our Aerial Cameras segment received a favorable jury verdict on our legal actions against ActionCam and its founder, a competitor to our aerial camera business which we initiated suit against in 2009 for misappropriation of trade secrets, breach of separation agreement and unfair competition. While we will likely incur additional costs pursuing final judgment in that case, our legal expense going forward is expected to be significantly less than in the past two years.

However, because we believe our Aerial Cameras segment will likely require significant capital investments to accelerate its growth and is not strategically essential to our core outdoor business, we recently announced that we are exploring strategic alternatives for this business.

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

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the three and six months ended June 30, 2012 and 2011.

Comparison of Consolidated Operating Results for the Three Months Ended June 30, 2012 and June 30, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2012	2011	$	%	2012	2011
Revenues:
Advertising	$8,731	$7,313	$1,418	19%	54%	50%
Subscriber fees	5,385	4,995	390	8	33	34
Production services	2,161	2,219	(58)	(3)	13	15

Total revenues	16,277	14,527	1,750	12	100	100

Cost of services:
Programming	2,677	1,935	742	38	16	13
Satellite transmission fees	431	400	31	8	3	3
Production and operations	3,892	3,919	(27)	(1)	24	27
Other direct costs	239	72	167	232	2	1

Total cost of services	7,239	6,326	913	14	45	44

Other expenses:
Advertising	1,586	1,170	416	36	10	8
Selling, general and administrative	6,804	7,899	(1,095)	(14)	42	54
Depreciation and amortization	737	698	39	6	5	5

Total other expenses	9,127	9,767	(640)	(7)	56	67

Loss from operations	(89)	(1,566)	1,477	(94)	(1)	(11)
Interest and other income, net	18	8	10	125	—	—

Loss from operations before income taxes	(71)	(1,558)	1,487	(95)	—	(11)
Income tax benefit	(9)	(699)	690	(99)	—	(5)

Net loss	$(62)	$(859)	$797	(93)%	—%	(6)%

(percentages may not add due to rounding)

Comparison of Consolidated Operating Results for the Six Months Ended June 30, 2012 and June 30, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2012	2011	$	%	2012	2011
Revenues:
Advertising	$16,166	$14,898	$1,268	9%	53%	51%
Subscriber fees	10,561	9,742	819	8	35	33
Production services	3,871	4,699	(828)	(18)	13	16

Total revenues	30,598	29,339	1,259	4	100	100

Cost of services:
Programming	4,475	3,565	910	26	15	12
Satellite transmission fees	860	799	61	8	3	3
Production and operations	8,033	8,472	(439)	(5)	26	29
Other direct costs	250	164	86	52	1	1

Total cost of services	13,618	13,000	618	5	45	44

Other expenses:
Advertising	2,234	1,475	759	52	7	5
Selling, general and administrative	15,357	16,182	(825)	(5)	50	55
Depreciation and amortization	1,469	1,444	25	2	5	5

Total other expenses	19,060	19,101	(41)	—	62	65

Loss from operations	(2,080)	(2,762)	682	(25)	(7)	(9)
Interest and other income, net	37	17	20	118	—	—

Loss from operations before income taxes	(2,043)	(2,745)	702	(26)	(7)	(9)
Income tax benefit	(823)	(1,056)	233	(22)	(3)	(4)

Net loss	$(1,220)	$(1,689)	$469	(28)%	(4)%	(6)%

(percentages may not add due to rounding)

Revenues

Total revenues for the three months ended June 30, 2012 were $16.3 million, an increase of $1.8 million, or 12%, compared to revenues of $14.5 million for the three months ended June 30, 2011. Total revenues for the six months ended June 30, 2012 were $30.6 million, an increase of $1.3 million, or 4%, compared to revenues of $29.3 million for the six months ended June 30, 2011. Both the three-month and six-month revenue increases were due primarily to increases in our advertising revenue and in our subscriber fee revenue, partially offset by lower revenue at our Production Services unit, all as discussed further in our segment results of operations below.

Cost of Services

Total cost of services for the three months ended June 30, 2012 were $7.2 million, an increase of $913,000, or 14%, compared to cost of services of $6.3 million for the three months ended June 30, 2011. Total cost of services for the six months ended June 30, 2012 were $13.6 million, an increase of $618,000, or 5%, compared to cost of services of $13.0 million for the six months ended June 30, 2011. The increase for the three and six-month periods were primarily driven by higher programming expenses at our Outdoor Channel unit, as further discussed in the segment results of operations below.

Other Expenses

Advertising expenses for the three months ended June 30, 2012 were $1.6 million, a 36% increase compared to $1.2 million for the three months ended June 30, 2011. Our advertising expenses for the six months ended June 30, 2012 were $2.2 million, a 52% increase compared to $1.5 million for the six months ended June 30, 2011. The increase for the three and six-month periods were primarily due to increased cross channel advertising and promotional campaigns in support of recent new subscriber and program launches.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2012 were $6.8 million, a 14% decrease compared to SG&A expenses of $7.9 million for the three months ended June 30, 2011. SG&A expenses for the six months ended June 30, 2012 were $15.3 million, a 5% decrease compared to SG&A expenses of $16.2 million for the six months ended June 30, 2011. The decrease in SG&A was primarily due to lower trade show and related expenses at our TOC unit, reduced personnel related expenses at our Production Services unit and reduced legal fees at our Aerial Camera unit as further discussed in the segment results of operations below.

Depreciation and amortization expense for the three months ended June 30, 2012 was $737,000, a 6% increase compared to depreciation and amortization expense of $698,000 for the three months ended June 30, 2011. Depreciation and amortization expense for the six months ended June 30, 2012 was $1.5 million, a 2% increase compared to depreciation and amortization expense of $1.4 million for the six months ended June 30, 2011. The increase in both the three and six-month periods primarily relates to an overall increase in depreciation of new assets as further discussed in the segment results of operations below.

Loss from Operations

Loss from operations for the three months ended June 30, 2012 was $89,000, a decrease of $1.5 million compared to a loss of $1.6 million for the three months ended June 30, 2011. Loss from operations for the six months ended June 30, 2012 was $2.1 million, a decrease of $682,000 compared to a loss of $2.8 million for the six months ended June 30, 2011. As discussed below in our segment results of operations, the decrease in loss from operations for both the three and six month periods were driven primarily by an increase in operating profits at TOC caused primarily by increases in revenue and a reduction in SG&A expenses, partially offset by increased programming costs and advertising expenses, and decreased Aerial Camera and Winnercomm losses.

Interest and Other Income, Net

Interest and other income, net for the three months ended June 30, 2012 was income of $18,000, an increase of $10,000 compared to income of $8,000 for the three months ended June 30, 2011. Interest and other income, net for the six months ended June 30, 2012 was income of $37,000, an increase of $20,000 compared to income of $17,000 for the six months ended June 30, 2011. The increase was primarily due to higher rates in our investments in available-for-sale securities.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2012 was $9,000 compared to $699,000 for the three months ended June 30, 2011. Our income tax benefit for the six months ended June 30, 2012 was $823,000 compared to $1.1 million for the six months ended June 30, 2011. The income tax benefit reflected in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

The income tax benefit for the three and six months ended June 30, 2011 included a discrete tax expense related to option tax deductions upon exercise or lapse of restrictions on restricted stock that is less than the book compensation previously recorded of $60,000 and $13,000, respectively. There was no similar discrete tax expense for the three or six-month periods ended June 30, 2012.

Net Loss

Net loss for the three months ended June 30, 2012 was $62,000, an improvement of $797,000 compared to a net loss of $859,000 for the three months ended June 30, 2011. Our net loss for the six months ended June 30, 2012 was $1.2 million, an improvement of $469,000 compared to a net loss of $1.7 million for the six months ended June 30, 2011.

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

TOC

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and June 30, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Revenues:
Advertising	$8,731	$7,313	$1,418	19%	$16,166	$14,898	$1,268	9%
Subscriber fees	5,385	4,995	390	8	10,561	9,742	819	8

Total revenues	14,116	12,308	1,808	15	26,727	24,640	2,087	9

Cost of services:
Programming	2,842	2,085	757	36	4,714	3,842	872	23
Satellite transmission fees	431	400	31	8	860	799	61	8
Production and operations	1,861	1,766	95	5	4,362	3,933	429	11
Other direct costs	239	72	167	232	250	164	86	52

Total cost of services	5,373	4,323	1,050	24	10,186	8,738	1,448	17

Other expenses:
Advertising	1,586	1,170	416	36	2,234	1,475	759	52
Selling, general and administrative	6,122	6,291	(169)	(3)	13,840	13,236	604	5
Depreciation and amortization	375	335	40	12	738	725	13	2

Total other expenses	8,083	7,796	287	4	16,812	15,436	1,376	9

Income (loss) from operations	$660	$189	$471	249%	$(271)	$466	$(737)	(158)%

(percentages may not add due to rounding)

Revenues

Advertising revenue for the three months ended June 30, 2012 was $8.7 million, an increase of $1.4 million, or 19%, as compared to $7.3 million for the three months ended June 30, 2011. Advertising revenue for the six months ended June 30, 2012 was $16.2 million, an increase of $1.3 million, or 9%, as compared to $14.9 million for the six months ended June 30, 2011. The increase in advertising revenue in both the three and six-month periods were due primarily to the airing of our new bass fishing tournament program called Major League Fishing (“MLF”) and an increase in advertising revenues from higher priced endemic advertisers.

Subscriber fees for the three months ended June 30, 2012 were $5.4 million, an increase of $390,000, or 8%, compared to $5.0 million for the three months ended June 30, 2011. Subscriber fees for the six months ended June 30, 2012 were $10.6 million, an increase of $819,000, or 8%, compared to $9.7 million for the six months ended June 30, 2011. The increase in subscriber fees for the three months ended June 30, 2012 was primarily due to an increase in subscribers and in subscriber rates. The increase for the six month period was primarily due to an increase in subscribers and in subscriber rates and to a decrease in our estimated potential most-favored nation liabilities related to our distributors in the current year period as compared to the same prior year period.

Cost of Services

Programming expenses for the three months ended June 30, 2012 were $2.8 million, an increase of $757,000, or 36%, compared to $2.1 million for the three months ended June 30, 2011. Programming expenses for the six months ended June 30, 2012 were $4.7 million, an increase of $872,000, or 23%, compared to $3.8 million for the six months ended June 30, 2011. The increase for the three and six-month periods was due primarily to the debut of our MLF program, which is significantly more expensive than the 2011 time period programming it replaced.

Satellite transmission fees for the three months ended June 30, 2012 were $431,000, an increase of $31,000, or 8%, compared to $400,000 for the three months ended June 30, 2011. Satellite transmission fees for the six months ended June 30, 2012 were $860,000, an increase of $61,000, or 8%, compared to $799,000 for the six months ended June 30, 2011. The increase for the three and six-month periods was primarily due to an upgrade in backup transponder services.

Production and operations costs for the three months ended June 30, 2012 were $1.9 million, an increase of $95,000, or 5%, compared to $1.8 million for the three months ended June 30, 2011. Production and operations costs for the six months ended June 30, 2012 were $4.4 million, an increase of $429,000, or 11%, compared to $3.9 million for the six months ended June 30, 2011. The increase in costs for the three and six-month periods was driven primarily by executive compensation and recruiting costs.

Other direct costs for the three months ended June 30, 2012 were $239,000, an increase of $167,000, or 232%, compared to $72,000 for the three months ended June 30, 2011. Other direct costs for the six months ended June 30, 2012 were $250,000, an increase of $86,000, or 52%, compared to $164,000 for the six months ended June 30, 2011. This increase was due primarily to net increases in subscriber acquisition fees amortization.

Other Expenses

Advertising expenses for the three months ended June 30, 2012 were $1.6 million, an increase of $416,000, or 36%, compared to $1.2 million for the three months ended June 30, 2011. Advertising expenses for the six months ended June 30, 2012 were $2.2 million, an increase of $759,000, or 52%, compared to $1.5 million for the six months ended June 30, 2011. The increase for the three and six-month periods was due primarily to increased cross channel advertising and promotional campaigns to support our MLF launch and also to support recent new subscriber launches.

SG&A expenses for the three months ended June 30, 2012 were $6.1 million, a decrease of $169,000, or 3%, compared to $6.3 million for the three months ended June 30, 2011. SG&A expenses for the six months ended June 30, 2012 were $13.8 million, an increase of $604,000, or 5%, compared to $13.2 million for the six months ended June 30, 2011. The decrease for the three months ended June 30, 2012 relates primarily to lower trade show and related expenses, lower marketing research related fees and a reduction in our reserve for doubtful accounts. The increase in the six months ended June 30, 2012 relates primarily to succession-related compensation expense, including severance and related compensation expense associated with the departure of one of our senior sales executives, partially offset by a reduction in our reserve for doubtful accounts.

Depreciation and amortization for the three months ended June 30, 2012 was $375,000, an increase of $40,000, or 12%, compared to $335,000 for the three months ended June 30, 2011. Depreciation and amortization for the six months ended June 30, 2012 was $738,000, an increase of $13,000, or 2%, compared to $725,000 for the six months ended June 30, 2011. The increase in depreciation and amortization for the three and six-month periods primarily relates to increased depreciation of new assets.

Income (Loss) from Operations

Income from operations for the three months ended June 30, 2012 was $660,000 compared to income of $189,000 for the three months ended June 30, 2011. Our loss from operations for the six months ended June 30, 2012 was $271,000 compared to income from operations of $466,000 for the six months ended June 30, 2011. As discussed above, the improvement in our income from operations for the three-month period was driven primarily by increased revenues and reductions in SG&A expenses. The increased loss from operations for the six-month period was primarily due to increased programming and production and operations costs, and to higher advertising and SG&A expenses.

Production Services

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and June 30, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Revenues:
Production services	$1,394	$1,577	$(183)	(12)%	$2,411	$3,406	$(995)	(29)%

Total revenues	1,394	1,577	(183)	(12)	2,411	3,406	(995)	(29)

Cost of services:
Production and operations	1,236	1,468	(232)	(16)	2,203	3,137	(934)	(30)

Total cost of services	1,236	1,468	(232)	(16)	2,203	3,137	(934)	(30)

Other expenses:
Selling, general and administrative	226	802	(576)	(72)	525	1,472	(947)	(64)
Depreciation and amortization	122	135	(13)	(10)	254	270	(16)	(6)

Total other expenses	348	937	(589)	(63)	779	1,742	(963)	(55)

Loss from operations	$(190)	$(828)	$638	(77)%	$(571)	$(1,473)	$902	(61)%

(percentages may not add due to rounding)

Revenues

Production services revenue for the three months ended June 30, 2012 was $1.4 million, a decrease of $183,000, or 12%, as compared to $1.6 million for the three months ended June 30, 2011. Production services revenue for the six months ended June 30, 2012 was $2.4 million, a decrease of $995,000, or 29%, as compared to $3.4 million for the six months ended June 30, 2011. The decrease in revenue for the three and six-month periods was due primarily to an expected reduction in the number of third-party production contracts that were renewed at Winnercomm in the current year. Revenues for the remainder of 2012 will continue to decline on a year-over-year basis reflecting the business we cancelled or that was not renewed in 2012.

Cost of Services

Production and operations costs for the three months ended June 30, 2012 were $1.2 million, a decrease of $232,000, or 16%, compared to $1.5 million for the three months ended June 30, 2011. Production and operations costs for the six months ended June 30, 2012 were $2.2 million, a decrease of $934,000, or 30%, compared to $3.1 million for the six months ended June 30, 2011. The decrease in costs for the three and six-month periods relates primarily to decreased production costs caused by fewer Winnercomm production contracts being renewed in the current year. Cost of sales for the remainder of 2012 will continue to decline on a year-over-year basis reflecting the business we cancelled or was not renewed in 2011.

Other Expenses

SG&A expenses for the three months ended June 30, 2012 were $226,000, a decrease of $576,000, or 72%, compared to $802,000 for the three months ended June 30, 2011. SG&A expenses for the six months ended June 30, 2012 were $525,000, a decrease of $947,000, or 64%, compared to $1.5 million for the six months ended June 30, 2011. The decrease for the three and six-month periods relates primarily to reduced payroll and related compensation costs associated with terminations in 2011 and to the allocation and reassignment of personnel in the current year periods as compared to the prior year periods, and to reduced rent and related expenses resulting from the relocation of our Winnercomm business to a new facility.

Depreciation and amortization for the three months ended June 30, 2012 was $122,000, a decrease of $13,000, or 10%, compared to $135,000 for the three months ended June 30, 2011. Depreciation and amortization for the six months ended

June 30, 2012 was $254,000, a decrease of $16,000, or 6%, compared to $270,000 for the six months ended June 30, 2011. The decrease in depreciation and amortization for the three and six-month periods primarily relates to more fixed assets becoming fully depreciated over the past year than depreciation on assets acquired in that same period.

Loss from Operations

Loss from operations for the three months ended June 30, 2012 was $190,000, a decrease of $638,000 compared to an operating loss of $828,000 for the three months ended June 30, 2011. Loss from operations for the six months ended June 30, 2012 was $571,000, a decrease of $902,000 compared to an operating loss of $1.5 million for the six months ended June 30, 2011. As discussed above, the decrease in loss from operations for the three and six-month periods was due primarily to lower SG&A expenses.

Aerial Cameras

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and June 30, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Revenues:
Production services	$1,111	$1,058	$53	5%	$2,216	$2,293	$(77)	(3)%

Total revenues	1,111	1,058	53	5	2,216	2,293	(77)	(3)

Cost of services:
Production and operations	1,088	1,051	37	4	2,069	2,141	(72)	(3)

Total cost of services	1,088	1,051	37	4	2,069	2,141	(72)	(3)

Other expenses:
Selling, general and administrative	456	806	(350)	(43)	992	1,474	(482)	(33)
Depreciation and amortization	240	228	12	5	477	449	28	6

Total other expenses	696	1,034	(338)	(33)	1,469	1,923	(454)	(24)

Loss from operations	$(673)	$(1,027)	$354	(35)%	$(1,322)	$(1,771)	$449	(25)%

(percentages may not add due to rounding)

Revenues

Production services revenue from our aerial camera unit for the three months ended June 30, 2012 was $1.1 million, an increase of $53,000, or 5%, as compared to $1.1 million for the three months ended June 30, 2011. Production services revenue from our aerial camera unit for the six months ended June 30, 2012 was $2.2 million, a decrease of $77,000, or 3%, as compared to $2.3 million for the six months ended June 30, 2011. The increase for the three-month period was due primarily to revenues from our development project with a prime contractor of the U.S. government and a slight increase in the number of professional sporting events, partially offset by several miscellaneous aerial camera production events that did not reoccur in the current year period. The decrease for the six-month period was due primarily to lower revenues from several miscellaneous aerial camera production events that did not reoccur in the current year period, offset by increased revenues from our U.S. government development and installation project.

Cost of Services

Production and operations costs for the three months ended June 30, 2012 were $1.1 million, an increase of $37,000, or 4%, compared to $1.1 million for the three months ended June 30, 2011. Production and operations costs for the six months ended June 30, 2012 were $2.1 million, a decrease of $72,000, or 3%, compared to $2.1 million for the six months ended June 30, 2011. The increase in costs for the three-month period was due primarily to our U.S. government development project partially offset by lower costs associated with fewer aerial camera production events and lower compensation related expenses caused by a lower headcount. The decrease in costs for the six-month period relates primarily to lower costs associated with fewer aerial camera production events, lower facility costs and also a favorable revision to the previously recorded lease abandonment charge to reflect the actual terms of our Tulsa facility sublease agreement, offset by increased costs from our U.S. government development project.

Other Expenses

SG&A expenses for the three months ended June 30, 2012 were $456,000, a decrease of $350,000, or 43%, compared to $806,000 for the three months ended June 30, 2011. SG&A expenses for the six months ended June 30, 2012 were $992,000, a decrease of $482,000, or 33%, compared to $1.5 million for the six months ended June 30, 2011. The decrease for the three and six-month periods relates primarily to decreased legal fees related to the ActionCam litigation.

Depreciation and amortization for the three months ended June 30, 2012 was $240,000, an increase of $12,000, or 5%, compared to $228,000 for the three months ended June 30, 2011. Depreciation and amortization for the six months ended June 30, 2012 was $477,000, an increase of $28,000, or 6%, compared to $449,000 for the six months ended June 30, 2011. The increase in depreciation and amortization for the three and six-month periods primarily relates to increased depreciation of new assets including leasehold improvements at our new location in Ft. Worth, Texas.

Loss from Operations

Loss from operations for the three months ended June 30, 2012 was $673,000, a decrease of $354,000 compared to an operating loss of $1.0 million for the three months ended June 30, 2011. Loss from operations for the six months ended June 30, 2012 was $1.3 million, a decrease of $449,000 compared to an operating loss of $1.8 million for the six months ended June 30, 2011. As discussed above, the decrease in loss from operations for the three and six-month periods was due primarily to increased revenues and reductions in SG&A expense.

LIQUIDITY AND CAPITAL RESOURCES

We generated $919,000 of cash in our operating activities in the six months ended June 30, 2012, a decrease of $237,000 compared to cash generated from operating activities of $1.2 million in the six months ended June 30, 2011. The decrease was due primarily to changes in working capital at the Outdoor Channel, including an increase in subscriber acquisition payments, net of improved operating results and lower income taxes paid.

Net cash provided by investing activities was $759,000 in the six months ended June 30, 2012 compared to cash provided by investing activities of $3.0 million for the six months ended June 30, 2011. The decrease in cash provided by investing activities related principally to net proceeds (sales, net of purchases) of short-term available-for-sale securities in the current six month period of $1.8 million compared to net proceeds of $3.9 million, for the six months ended June 30, 2011, partially offset by an increase in capital expenditures for fixed assets. We expect that our 2012 full year capital expenditures will be approximately $5.0-$5.5 million, significantly higher than the $2.2 million in capital expenditures for calendar 2011 due to an expansion in our Temecula office facilities and additional camera systems at our Aerial Cameras unit.

Cash used by financing activities was $846,000 in the six months ended June 30, 2012 compared to cash used of $800,000 in the six months ended June 30, 2011. The increase was related to the increase in cash used for the purchase and retirement of common stock as recipients of stock awards used stock to satisfy withholding taxes related to vesting of restricted shares.

On August 10, 2010, the Board of Directors approved the renewal of the revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2012 and renewing the total amount which can be drawn upon under the Revolver to $10.0 million. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% and 3.25% as of June 30, 2012 and 2011, respectively) plus 0.25% or LIBOR (0.25% and 0.1875% as of June 30, 2012 and 2011, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of June 30, 2012, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC and as of June 30, 2012, we were in full compliance with all the covenants of the Revolver.

Our combined cash and cash equivalent and investment in available-for-sale securities balance was $58.6 million at June 30, 2012, a decrease of $963,000 from the combined balance of $59.5 million at December 31, 2011. Net working capital decreased to $72.1 million at June 30, 2012 compared to $72.3 million at December 31, 2011. We believe that our combined cash and available-for-sale securities and our expected cash flow from operations will meet our short-term cash flow requirements and be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or we desire to expand operations beyond current levels, we could draw on our Revolver or seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2012 and December 31, 2011, our non-current investment portfolio consists of two auction-rate securities with long-term maturities of approximately $5.0 million and $4.9 million, respectively. Although these securities have rate reset features, they are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows.

We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of June 30, 2012 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1 *	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statement of Equity for the six months ended June 30, 2012; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Outdoor Channel Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ Thomas D. Allen
Thomas D. Allen
Authorized Officer, Chief Financial Officer and Principal Accounting Officer
Date: August 8, 2012