Form 10-Q
period 2012-09-30
OUTDOOR CHANNEL HOLDINGS INC
filed 2012-11-09
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 5, 2012
Common Stock, $0.001 par value	25,943,066

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2012

* * *

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,778	$19,498
Investments in available-for-sale securities	19,964	40,049
Accounts receivable, net of allowance for doubtful accounts of $788 and $949	14,400	13,657
Income taxes	336	3
Deferred tax assets, net	1,817	2,168
Programming and production costs	9,845	6,020
Subscriber acquisition fees, current portion	421	1,523
Other current assets	4,209	4,352

Total current assets	89,770	87,270

Property, plant and equipment, net	13,346	11,875
Amortizable intangible assets, net	220	378
Goodwill	43,160	43,160
Investments in auction-rate securities	4,980	4,940
Deferred tax assets, net	826	754
Subscriber acquisition fees, net of current portion	105	421
Deposits and other assets	255	388

Totals	$152,662	$149,186

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$13,956	$12,424
Deferred revenue	1,781	634
Deferred obligations, current portion	83	49
Unfavorable lease, current portion	174	163
Income taxes payable	288	1,685

Total current liabilities	16,282	14,955
Deferred obligations	259	224
Unfavorable lease	549	682

Total liabilities	17,090	15,861

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,950 and 25,461 shares issued and outstanding	26	25
Additional paid-in capital	171,103	169,540
Accumulated other comprehensive loss	(247)	(287)
Accumulated deficit	(35,310)	(35,953)

Total stockholders’ equity	135,572	133,325
Noncontrolling interest	—	—

Totals	$152,662	$149,186

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Advertising	$11,688	$10,732	$27,854	$25,630
Subscriber fees	5,282	5,018	15,843	14,760
Production services	4,361	3,175	8,232	7,874

Total revenues	21,331	18,925	51,929	48,264

Cost of services:
Programming	1,660	1,758	6,135	5,323
Satellite transmission fees	436	389	1,296	1,188
Production and operations	5,666	4,655	13,699	13,127
Other direct costs	127	77	377	241

Total cost of services	7,889	6,879	21,507	19,879

Other expenses:
Advertising	1,938	446	4,172	1,921
Selling, general and administrative	7,605	7,387	22,962	23,569
Depreciation and amortization	668	695	2,137	2,139

Total other expenses	10,211	8,528	29,271	27,629

Income from operations	3,231	3,518	1,151	756
Interest and other income, net	23	(2)	60	15

Income from operations before income taxes	3,254	3,516	1,211	771
Income tax provision	1,391	1,437	568	381

Net income	1,863	2,079	643	390
Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to controlling interest	$1,863	$2,079	$643	$390

Earnings per common share data:
Basic	$0.07	$0.08	$0.03	$0.02

Diluted	$0.07	$0.08	$0.03	$0.02

Weighted average common shares outstanding:
Basic	25,421	24,874	25,106	24,791

Diluted	26,014	25,634	25,707	25,609

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,863	$2,079	$643	$390
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale and auction-rate securities	13	20	40	45

Comprehensive income	$1,876	$2,099	$683	$435

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Equity

For the Nine Months Ended September 30, 2012

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2011	25,461	$25	$169,540	$(287)	$(35,953)	$133,325	$—	$133,325
Net income	—	—	—	—	643	643	—	643
Unrealized gain on available-for-sale and auction-rate securities	—	—	—	40	—	40	—	40
Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	630	1	(1)	—	—	—	—	—
Share-based employee and director compensation expense	—	—	2,577	—	—	2,577	—	2,577
Purchase and retirement of common stock related to employee and director share-based compensation activity	(141)	—	(1,013)	—	—	(1,013)	—	(1,013)
Cash contribution of noncontrolling interest	—	—	—	—	—	—	—	—

Balance, September 30, 2012	25,950	$26	$171,103	$(247)	$(35,310)	$135,572	$—	$135,572

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$643	$390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,137	2,139
Amortization of subscriber acquisition fees	1,431	1,166
Loss on sale of equipment	17	31
Provision for doubtful accounts	—	123
Share-based employee and director compensation	2,577	2,351
Deferred tax provision, net	279	342
Changes in operating assets and liabilities:
Accounts receivable	(743)	4,841
Income tax receivable and payable, net	(1,730)	(2,685)
Programming and production costs	(3,825)	(775)
Other current assets	143	(1,730)
Deposits and other assets	103	97
Subscriber acquisition fees	(500)	(191)
Accounts payable and accrued expenses	1,424	(3,562)
Deferred revenue	1,147	1,586
Deferred obligations	69	7
Unfavorable lease obligations	(122)	(111)

Net cash provided by operating activities	3,050	4,019

Investing activities:
Purchases of property, plant and equipment	(2,980)	(1,531)
Purchase of intangibles	—	(85)
Proceeds from sale of equipment	138	—
Purchases of available-for-sale securities	(53,268)	(64,570)
Proceeds from sale of available-for-sale and auction-rate securities	73,353	58,618

Net cash provided by (used in) investing activities	17,243	(7,568)

Financing activities:
Purchase of common stock	(1,013)	(900)

Net cash used in financing activities	(1,013)	(900)

Net increase (decrease) in cash and cash equivalents	19,280	(4,449)
Cash and cash equivalents, beginning of period	19,498	32,578

Cash and cash equivalents, end of period	$38,778	$28,129

Supplemental disclosure of cash flow information:
Income taxes paid	$2,016	$2,594

Supplemental disclosures of non-cash investing and financing activities:
Effect of net increase in fair value of available-for-sale and auction-rate securities	$40	$45

Property, plant and equipment costs incurred but not paid	$595	$389

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

In August 2011, the Company entered into an agreement with Professional Bass Tour, Inc. (“PBT”) to establish Major League Fishing LLC (“MLF”), a joint venture created to produce a new style of professional competitive bass fishing tournaments to air on the Outdoor Channel. The Company is a 50% owner in MLF, controls the venture’s board of managers and will fund 100% of the costs of the venture via preferred capital contributions bearing a priority return which must be redeemed before MLF can make profit distributions. Accordingly, the Company is deemed the primary beneficiary and MLF is being treated as a variable interest entity, as defined by ASC 810, and MLF has been consolidated in our accompanying financial statements. Profits shall be allocated pro rata in proportion to the number of membership interests of MLF and losses shall be allocated in a similar proportionate manner but only while a member’s capital account is positive. Losses in excess of a member’s capital are not allocated to such members but will be only allocated to the Company. As of September 30, 2012, the Company has contributed approximately $1.9 million to MLF, and no cash amounts have been contributed by PBT. MLF recorded a loss for the three and nine months ended September 30, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2012 and its results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 9, 2012 (the “2011 Annual Report”).

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, especially given the seasonality of our business. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

Our revenues include advertising fees from advertisements aired on Outdoor Channel, including fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel, and subscriber fees paid by cable, telephone companies and satellite service providers that air Outdoor Channel. Production services revenue includes revenue from advertising fees, revenue from production and aerial camera services for customer-owned telecasts, and revenue from website design, management, marketing and hosting services.

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

Our Board of Directors has discretion to allow our employees and directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the three and nine months ended September 30, 2012, approximately 24,000 and 141,000 shares were repurchased with a market value of approximately $167 and $1,013, respectively.

2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through September 30, 2012, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment or services to the extent unvested. These awards generally vest quarterly over two to four years, however, some awards vest annually. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to the issuance of the underlying shares provided the holder has not elected to defer settlement, and will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of September 30, 2012, there were 732,614 restricted shares and 127,442 RSUs outstanding and there were no performance unit shares or options to purchase shares of common stock outstanding. There were 989,649 shares of common stock available for future grant as of September 30, 2012.

Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of September 30, 2012, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

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

The following tables summarize share-based compensation expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Nature of Award:
Restricted stock	$734	$624	$2,137	$1,901
RSUs	152	151	440	450

Total share-based compensation expense	$886	$775	$2,577	$2,351

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Classification of Compensation Expense:
Cost of services:
Production and operations	$67	$59	$184	$178
Other expenses:
Selling, general and administrative	819	716	2,393	2,173

Total share-based compensation expense	$886	$775	$2,577	$2,351

Stock Options

A summary of the status of the options granted under our stock incentive plans as of September 30, 2012 and the changes in options outstanding during the nine months then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	250	$12.65	2.00	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	250	$12.65	1.26	$—

Vested or expected to vest at end of period	250	$12.65	1.26	$—

Exercisable at end of period	250	$12.65	1.26	$—

Additional information regarding options outstanding for all plans as of September 30, 2012 is as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Term (Yrs.)	Weighted Average Exercise Price	Number Exercisable		Weighted Average Exercise Price
	(in thousands	)			(in thousands	)
$12.50	125		1.22	$12.50	125		$12.50
$12.80	125		1.30	12.80	125		12.80

Total	250		1.26	$12.65	250		$12.65

There were no options granted during the nine months ended September 30, 2012 or 2011.

Restricted Stock

A summary of the status of our nonvested restricted shares as of September 30, 2012 and the changes in restricted shares outstanding during the nine months then ended is as follows:

	Nine Months Ended September 30, 2012
	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested at beginning of period	521	$6.88
Granted	558	7.25
Vested	(330)	7.25
Forfeited	(16)	6.21

Nonvested at end of period	733	$7.01

During the nine months ended September 30, 2012 and 2011, we issued 558,000 and 146,000 shares, respectively, of restricted stock to employees while 16,000 and 11,000 shares, respectively, of restricted stock were forfeited due to employee turnover.

Restricted Stock Units

A summary of the status of our RSUs as of September 30, 2012 and the changes in RSUs outstanding during the nine months then ended is as follows:

	Nine Months Ended September 30, 2012
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
	(in thousands)
RSUs outstanding at beginning of period	123	$5.70
Granted	93	6.45
Vested	(89)	6.40
Forfeited	—	—

Nonvested at end of period	127	$5.76

As of September 30, 2012, the vesting and settlement of two grants totaling 34,418 RSUs were deferred at the election of its holder.

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ and non-executive directors’ remaining requisite service periods as of September 30, 2012 are as follows:

	September 30, 2012
	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods
Restricted stock	$3,734	1.9 years
RSUs	398	0.7 year

Total	$4,132	1.7 years

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings per share for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares used to calculate basic earnings per share	25,421	24,874	25,106	24,791
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options, performance units, unvested restricted stock and stock units	593	760	601	818

Weighted average shares used to calculate diluted earnings per share	26,014	25,634	25,707	25,609

For both the three and nine months ended September 30, 2012, outstanding options to purchase a total of approximately 250,000 shares of common stock were not included in the calculation of diluted earnings per share because their effect was antidilutive. For the three and nine months ended September 30, 2011, outstanding options and performance units to purchase a total of approximately 965,000 and 973,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.

NOTE 4—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Assets recorded at fair value in the balance sheet as of September 30, 2012 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and are as follows:

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at September 30, 2012:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$38,778	$15,782	$22,996	$—
Investments in available-for-sale securities (2)	19,964	6,000	13,964	—
Non-current investments in auction-rate securities (3)	4,980	—	—	4,980

Total	$63,722	$21,782	$36,960	$4,980

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

The Company’s corporate and tax-exempt government securities which totaled $7,967 at September 30, 2012, are valued by outside professionals using proprietary valuation models and analytical tools in which all significant inputs related to similar instruments are observable or can be derived from or corroborated by publicly available observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. Management is responsible for estimating the fair value of these investments, and in doing so, considers valuations provided by a large, independent pricing firm who maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. This information is used to structure yield curves for various types of securities and arrive at the daily valuations.

As of September 30, 2012, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and both have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates. As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities. The rates are generally equal to or higher than the current market for similar securities. The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security. In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. Based on these models, we recorded an unrealized gain on our ARS of $13 and $40 in the three and nine months ended September 30, 2012, respectively. As a result of the lack of liquidity in the ARS market, we have an accumulated unrealized loss on our ARS of $247, which is included in accumulated other comprehensive loss on our consolidated balance sheet as of September 30, 2012. We deemed the loss to be temporary because we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. We are not certain how long we may be required to hold each security, but based on our combined cash and cash equivalents balance and investments in available-for-sale securities of $58,742 and our expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to year-end and in the future, depending upon existing market conditions, we may be required to record additional other-than-temporary declines in market value. However, given our current cash and cash equivalent position, short-term investments in available-for-sale securities, and cash flow from operations, we believe we have the ability and we intend to hold the failed ARS as long-term investments until the market stabilizes.

All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2012 were auction-rate securities. The one closed-end perpetual preferred auction-rate security totaling $2,945 had an interest rate of 2.22% and an auction reset of 28 days. The municipal security totaling $2,035 had an interest rate of 0.88%, an auction reset of 28 days and a maturity date of December 1, 2045. As of September 30, 2012 the next auction reset date for both securities was October 23, 2012. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and nine month periods ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Auction-Rate Securities:
Balance at beginning of period	$4,967	$4,940
Unrealized gain included in accumulated other comprehensive income	13	40

Balance as of September 30, 2012	$4,980	$4,980

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills, commercial paper, tax-exempt government securities and money market accounts to be interest income which are recorded in interest and other income, net for the three and nine months ended September 30, 2012 and 2011 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$44	$24	$121	$86
Interest expense	(21)	(26)	(61)	(71)

Total interest and other income, net	$23	$(2)	$60	$15

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

Intangible assets that are subject to amortization consist of the following as of September 30, 2012:

	September 30, 2012
	Gross	Accumulated Amortization	Net
Trademark	$219	$219	$—
Internet domain names	173	160	13
Customer relationships	980	793	187
Patents	90	70	20

Total amortizable intangible assets	$1,462	$1,242	$220

As of September 30, 2012, the weighted average amortization period for the above intangibles is 1.2 years. Based on our most recent analysis, we believe that no impairment exists at September 30, 2012 with respect to our goodwill and other intangible assets. For the nine months ended September 30, 2012 and 2011, we recognized amortization expense related to the intangible assets of $158 and $165, respectively.

Estimated future amortization expense related to intangible assets at September 30, 2012 is as follows:

Years Ending December 31,	Amount
2012 (remaining 3 months)	$50
2013	165
2014	5

Total	$220

NOTE 6—LINES OF CREDIT

On September 5, 2012, the Company renewed its revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2013 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% and 3.25% as of September 30, 2012 and 2011, respectively) plus 0.25% or LIBOR (0.25% and 0.25% as of September 30, 2012 and 2011, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of September 30, 2012, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC and as of September 30, 2012, we were in full compliance with all the covenants of the Revolver.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
Trade accounts payable	$1,185	$1,951
Accrued payroll and related expenses	3,402	3,627
Estimated make-good accrual	1,156	1,575
Estimated most-favored nation accrual	2,003	2,003
Accrued launch support commitment	—	488
Accrued expenses	6,210	2,780

Total	$13,956	$12,424

NOTE 8—INCOME TAX PROVISION

The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

We file income tax returns in the United States and various state and local tax jurisdictions. We have state net operating losses and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.

NOTE 9—RELATED PARTY TRANSACTIONS

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The lease agreement had a five-year term and expired on December 31, 2010. Since January 2011, we have entered into a number of agreements with Musk Ox Properties, LP to extend our lease which now expires on January 31, 2013. Monthly rent payments for the extended lease term are approximately $19. We paid Musk Ox Properties, LP, and recognized rent expense of, approximately $57 in both the three months ended September 30, 2012 and 2011, and $172 in both the nine months ended September 30, 2012 and 2011.

We continue to lease our former SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $43. We paid Case and Associates Properties, Inc., approximately $125 and $129 in the three months ended September 30, 2012 and 2011, respectively, and $415 and $381 in the nine months ended September 30, 2012 and 2011, respectively. We recognized rent expense related to this lease of $71 and $88 in the three months ended September 30, 2012 and 2011, respectively, and $205 and $223 in the nine months ended September 30, 2012 and 2011, respectively. We no longer occupy this facility and sub-leased this facility in April 2012.

In October 2010 we engaged WATV Productions, Inc. to produce one off-road motorsport series for a total contract value of $390. In May 2012 we engaged WATV to produce a viewer generated comedy series for a total contract value of $538. Roger L. Werner, our former Chief Executive Officer and current Co-Chairman of the Board of Directors, is a shareholder of WATV. During the three and nine months ended September 30, 2012 and 2011, we paid WATV $230 and $405, and $120 and $357, respectively, related to the production of these programs.

We license a program on a cash and barter basis that is produced by Gold Prospectors Association of America, LLC (“Gold Prospectors”), an entity owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The program airs during off-peak hours and the license period is from March 2009 through March 2012. In March 2012, we extended the license period of this show and agreed to pay $25 per quarter in exchange for increased commercial air time to be sold and retained by the Company. During the three and nine months ended September 30, 2012 we paid Gold Prospectors $25 and $75, respectively. The value of this barter arrangement is not considered material to our consolidated financial statements.

In December 2011 we entered into a license agreement to air another program produced by Gold Prospectors. Under the agreement we will contribute $80 towards the production of 18 licensed episodes which will be jointly owned by the Company and Gold Prospectors. The agreement terminates in December 2012 and $80 was paid in both the three months and nine months ended September 30, 2012.

NOTE 10—COMMITMENTS AND CONTINGENCIES

From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases. Generally, the most significant lease is our satellite lease. We also have operating leases for general office and production facilities in Tulsa, OK, New York City, Chicago, IL, Fort Worth, TX, Greenwich, CT and Santa Monica, CA. These leases expire at various dates through 2022.

Rental expenses, including satellite and transponder expense, equipment and facilities rent expense, aggregated to approximately $690 and $828 for the three months ended September 30, 2012 and 2011, respectively, and $2,018 and $2,356 for the nine months ended September 30, 2012 and 2011, respectively.

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

Intersegment revenues were generated by Production Services from programming and website services provided to TOC in the amount of approximately $1,097 and $1,760 for the three months ended September 30, 2012 and 2011, respectively, and related intersegment cost of services were generated by Production Services of approximately $1,068 and $1,454 for the three months ended September 30, 2012 and 2011, respectively. Intersegment revenues were generated by Production Services of approximately $1,853 and $2,760 for the nine months ended September 30, 2012 and 2011, respectively, and intersegment cost of services were generated by Production Services of approximately $1,908 and $2,470 for the nine months ended September 30, 2012 and 2011, respectively. Our Aerial Cameras segment had no intersegment revenues or intersegment cost of services for the three and nine months ended September 30, 2012 and 2011.

Information with respect to these reportable segments as of and for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
TOC	$16,970	$15,750	$43,697	$40,390
Production Services	2,107	3,293	4,518	6,699
Aerial Cameras	3,351	1,642	5,567	3,935
Eliminations	(1,097)	(1,760)	(1,853)	(2,760)

Total revenues	$21,331	$18,925	$51,929	$48,264

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (Loss) from Operations
TOC*	$3,800	$4,772	$3,529	$5,238
Production Services*	(235)	(123)	(806)	(1,596)
Aerial Cameras*	(315)	(825)	(1,637)	(2,596)
Eliminations	(19)	(306)	65	(290)

Total income from operations	$3,231	$3,518	$1,151	$756

	September 30, 2012	December 31, 2011
Total Assets
TOC	$79,406	$77,771
Production Services	8,069	7,063
Aerial Cameras	9,154	7,954
Corporate assets*	56,266	56,696
Eliminations	(233)	(298)

Total assets	$152,662	$149,186

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation and Amortization
TOC	$306	$337	$1,044	$1,062
Production Services	122	128	376	398
Aerial Cameras	240	230	717	679

Total depreciation and amortization	$668	$695	$2,137	$2,139

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with TOC, Production Services or Aerial Cameras. We allocate a portion of these expenses to our Production Services and Aerial Cameras segment, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.

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

Safe Harbor Statement

We make statements in this report that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties, and are not guarantees of performance. These forward-looking statements represent our estimates and assumptions only as of the filing date of this report. We assume no obligation to update or revise any forward-looking statement as a result of new information, future events or other factors.

In this report, when we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “would,” “could,” “should,” “potential,” “target,” “outlook,” “depends,” “pursue” or similar expressions, or when we discuss our guidance, strategies, plans, goals, initiatives, objectives or intentions, we are making forward-looking statements.

These statements involve significant risks and uncertainties and are qualified by important factors that could cause our actual results and future actions to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, risks and uncertainties which are included in “Item 1A. Risk Factors” found in our latest Form 10-K and other risks and uncertainties discussed elsewhere in this report. We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and in our Annual Report on Form 10-K and other reports that we file with the Securities and Exchange Commission.

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

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011.

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

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

Our Production Services segment, which is made up entirely of our Winnercomm production entity, is closely aligned with our core focus on outdoor programming, but also produces scripted and live event sports television and provides website services to third parties.

Our Aerial Cameras segment, which we acquired along with the purchase of Winnercomm in 2009, is the U.S. leader in overhead aerial camera production, and we believe it is a unique asset which has meaningful growth opportunities and is increasing in value. However, because overhead aerial camera production is not strategically essential to our core business, and the Aerial Cameras segment will likely require significant capital investments to accelerate its growth, we continue to explore strategic alternatives for this business.

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

For September 2012, Nielsen estimated that Outdoor Channel had 37.8 million subscriber homes compared to 34.4 million for the same period a year ago, a 10% year-over-year increase. Nielsen revises its estimate of the number of subscribers to our channel each month and there is usually a lag of 2-3 months before Nielsen captures any new launches or tier migrations. For November 2012, Nielsen’s estimate increased to 38.1 million subscribers, which we believe is attributed to the lag in accounting for new Outdoor Channel subscribers in their estimates. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Our November 2012 Nielsen estimate of 38.1 million subscribers is the highest Outdoor Channel has ever achieved. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. There can be no assurances that there will be any correlation between the actual growth or decline in our paying subscribers compared to Nielsen’s estimate of such growth or decline.

We continue to pursue subscriber growth by utilizing various incentives, including offering lower per-subscriber fees for broader distribution, payment of subscriber acquisition or launch support fees and TOC marketing dollars among other tactics. Any subscriber acquisition or launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense as other direct costs. In late September 2012, we added approximately 1.1 million additional paying subscribers in the northeastern United States through package retiering. We do not believe these added homes have yet been captured by Nielsen and expect our Nielsen subscriber homes to increase in the fourth quarter of 2012 to reflect these additional subscribers.

While we are 100% programmed in high-definition format (“HD”), our HD signal is only carried on a subset of our overall subscriber base. We currently have approximately 14.1 million HD subscriber homes, all of which are on cable or telephone systems. We are continuing our efforts to increase the carriage of our HD signal as we deem this to be an important competitive feature.

We increased our programming expenditures in 2011 and expect to continue to see increases in programming costs in 2012 and beyond as we continue to invest in our programming brand in response to the increased viewing alternatives, including competitors with similar outdoor themed programming. While our advertising and marketing expense declined slightly in 2011 compared to 2010, we increased these expenses during the first three quarters of 2012 and expect to increase our expenses in this area for the rest of 2012 and beyond to support our increased programming investment and our recent and expected continued growth in subscribers. While we believe these investments in programming and marketing will help assure our long term growth, they will likely have a dampening effect on TOC’s operating income in the near term.

During the first nine months of 2012, our prime time viewership amongst one of our key demographic, adults aged 25-54 years of age, (as measured by Nielsen) increased 6% from last year and our aggregate viewership in that demographic during the total day was up 1% from last year’s levels. We believe that our renewed investment in programming and marketing will have a positive effect on our ratings, although it may take some time before seeing these results.

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

Since our acquisition of Winnercomm in January 2009, we have been focused on eliminating Winnercomm’s low margin production and non-strategic business and returning the segment to profitability. This has resulted in a material reduction of the segment’s third-party revenues and gross profits. Our Winnercomm unit is increasingly being used to produce high quality programming for TOC, including MLF and Elite Tactical Unit, a new program that will launch on TOC in January 2013.

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

During 2011 our Aerial Cameras segment received a favorable jury verdict on our legal actions against ActionCam and its founder, a competitor to our aerial camera business which we initiated suit against in 2009 for misappropriation of trade secrets, breach of separation agreement and unfair competition. In late September 2012, the Court issued final orders in the matter upholding the jury award to SkyCam and further awarding SkyCam a royalty per each event covered by ActionCam from September 3, 2011 until February 28, 2013. In October 2012, the Company filed a claim with the court for ActionCam to reimburse the Company for legal fees incurred in connection with the suit. The Company has not recorded any awards or royalty income from ActionCam as there is no certainty that ActionCam has the ability to pay these awards and might appeal the court’s decision.

As we believe our Aerial Cameras segment is not strategically essential to our core outdoor business and will likely require significant capital investments to accelerate its growth, we announced in June 2012 that we are exploring strategic alternatives for this business and that process is still ongoing.

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

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the three and nine months ended September 30, 2012 and 2011.

Comparison of Consolidated Operating Results for the Three Months Ended September 30, 2012 and September 30, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2012	2011	$	%	2012	2011
Revenues:
Advertising	$11,688	$10,732	$956	9%	55%	57%
Subscriber fees	5,282	5,018	264	5	25	27
Production services	4,361	3,175	1,186	37	20	17

Total revenues	21,331	18,925	2,406	13	100	100

Cost of services:
Programming	1,660	1,758	(98)	(6)	8	9
Satellite transmission fees	436	389	47	12	2	2
Production and operations	5,666	4,655	1,011	22	27	25
Other direct costs	127	77	50	65	1	—

Total cost of services	7,889	6,879	1,010	15	37	36

Other expenses:
Advertising	1,938	446	1,492	335	9	2
Selling, general and administrative	7,605	7,387	218	3	36	39
Depreciation and amortization	668	695	(27)	(4)	3	4

Total other expenses	10,211	8,528	1,683	20	48	45

Income from operations	3,231	3,518	(287)	(8)	15	19

Interest and other income, net	23	(2)	25	(1,250)	—	—

Income from operations before income taxes	3,254	3,516	(262)	(8)	15	19

Income tax provision	1,391	1,437	(46)	(3)	7	8

Net income	$1,863	$2,079	$(216)	(10)%	9%	11%

(percentages may not add due to rounding)

Comparison of Consolidated Operating Results for the Nine Months Ended September 30, 2012 and September 30, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2012	2011	$	%	2012	2011
Revenues:
Advertising	$27,854	$25,630	$2,224	9%	54%	53%
Subscriber fees	15,843	14,760	1,083	7	31	31
Production services	8,232	7,874	358	5	16	16

Total revenues	51,929	48,264	3,665	8	100	100

Cost of services:
Programming	6,135	5,323	812	15	12	11
Satellite transmission fees	1,296	1,188	108	9	3	3
Production and operations	13,699	13,127	572	4	26	27
Other direct costs	377	241	136	56	1	1

Total cost of services	21,507	19,879	1,628	8	41	41

Other expenses:
Advertising	4,172	1,921	2,251	117	8	4
Selling, general and administrative	22,962	23,569	(607)	(3)	44	49
Depreciation and amortization	2,137	2,139	(2)	—	4	4

Total other expenses	29,271	27,629	1,642	6	56	57

Income from operations	1,151	756	395	52	2	2

Interest and other income, net	60	15	45	300	—	—

Income from operations before income taxes	1,211	771	440	57	2	2

Income tax provision	568	381	187	49	1	1

Net income	$643	$390	$253	65%	1%	1%

(percentages may not add due to rounding)

Revenues

Total revenues for the three months ended September 30, 2012 were $21.3 million, an increase of $2.4 million, or 13%, compared to revenues of $18.9 million for the three months ended September 30, 2011. Total revenues for the nine months ended September 30, 2012 were $51.9 million, an increase of $3.7 million, or 8%, compared to revenues of $48.3 million for the nine months ended September 30, 2011. Both the three-month and nine-month revenue increases were due primarily to increases in our advertising revenue, subscriber fee revenue and our aerial camera unit’s production services revenue, all as discussed further in our segment results of operations below.

Cost of Services

Total cost of services for the three months ended September 30, 2012 were $7.9 million, an increase of $1.0 million, or 15%, compared to cost of services of $6.9 million for the three months ended September 30, 2011. Total cost of services for the nine months ended September 30, 2012 were $21.5 million, an increase of $1.6 million, or 8%, compared to cost of services of $19.9 million for the nine months ended September 30, 2011. The increase for the three and nine-month periods were primarily driven by increased events at our Aerial Camera unit and, for the nine-month period, higher programming expenses at our Outdoor Channel unit, as further discussed in the segment results of operations below.

Other Expenses

Advertising expenses for the three months ended September 30, 2012 were $1.9 million, a 335% increase compared to $446,000 for the three months ended September 30, 2011. Our advertising expenses for the nine months ended September 30, 2012 were $4.2 million, a 117% increase compared to $1.9 million for the nine months ended September 30, 2011. The increase for the three and nine-month periods were primarily due to increased cross channel advertising and promotional campaigns in support of recent new subscriber and program launches.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2012 were $7.6 million, a 3% increase compared to SG&A expenses of $7.4 million for the three months ended September 30, 2011. SG&A expenses for the nine months ended September 30, 2012 were $23.0 million, a 3% decrease compared to SG&A expenses of $23.6 million for the nine months ended September 30, 2011. The increase in SG&A for the three-month period was primarily due to increased professional fees associated with distribution renewals, an MFN audit by one of our affiliates and the exploration of business opportunities at our TOC unit, net of reduced personnel related expenses at our Production Services unit and reduced legal fees at our Aerial Camera unit as further discussed in the segment results of operations below. The decrease in SG&A for the nine-month period was primarily due to reduced personnel costs, especially at our Production Services unit, lower legal costs associated with our Aerial Camera unit and reduced bad debt expense.

Depreciation and amortization expense for the three months ended September 30, 2012 was $668,000, a 4% decrease compared to depreciation and amortization expense of $695,000 for the three months ended September 30, 2011. Depreciation and amortization expense for the nine months ended September 30, 2012 was $2.1 million, unchanged from the $2.1 million in depreciation and amortization expense for the nine months ended September 30, 2011. The decrease in the three-month period primarily relates to more fixed assets overall becoming fully depreciated over the past year than depreciation of new assets as further discussed in the segment results of operations below.

Income from Operations

Income from operations for the three months ended September 30, 2012 was $3.2 million, a decrease of $287,000 compared to income from operations of $3.5 million for the three months ended September 30, 2011. Our income from operations for the nine months ended September 30, 2012 was $1.2 million, an increase of $395,000 compared to an operating income of $756,000 for the nine months ended September 30, 2011. As discussed below in our segment results of operations, the decrease in income from operations for the three-month period was driven primarily by an increase in advertising expense at TOC, partially offset by reduced operating losses at our Production Services and Aerial Cameras units. The increase in operating income for the nine-month period was driven by reduced losses at our Production Services and Aerial Cameras units, net of lower operating income at TOC.

Interest and Other Income, Net

Interest and other income, net for the three months ended September 30, 2012 was income of $23,000, an increase of $25,000 compared to net expense of $2,000 for the three months ended September 30, 2011. Interest and other income, net for the nine months ended September 30, 2012 was income of $60,000, an increase of $45,000 compared to income of $15,000 for the nine months ended September 30, 2011. The increase was primarily due to higher rates on our investments in available-for-sale securities.

Income Tax Provision

Income tax provision for the three months ended September 30, 2012 was $1.4 million compared to $1.4 million for the three months ended September 30, 2011. Income tax provision for the nine months ended September 30, 2012 was $568,000 compared to income tax provision of $381,000 for the nine months ended September 30, 2011. The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

Net Income

Net income for the three months ended September 30, 2012 was $1.9 million, a decrease of $216,000 compared to net income of $2.1 million for the three months ended September 30, 2011. Our net income for the nine months ended September 30, 2012 was $643,000, an increase of $253,000 compared to net income of $390,000 for the nine months ended September 30, 2011.

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

TOC

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and September 30, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Revenues:
Advertising	$11,688	$10,732	$956	9%	$27,854	$25,630	$2,224	9%
Subscriber fees	5,282	5,018	264	5	15,843	14,760	1,083	7

Total revenues	16,970	15,750	1,220	8	43,697	40,390	3,307	8

Cost of services:
Programming	1,734	2,101	(367)	(18)	6,448	5,943	505	9
Satellite transmission fees	436	389	47	12	1,296	1,188	108	9
Production and operations	1,787	1,786	1	—	6,149	5,719	430	8
Other direct costs	127	77	50	65	377	241	136	56

Total cost of services	4,084	4,353	(269)	(6)	14,270	13,091	1,179	9

Other expenses:
Advertising	1,948	446	1,502	337	4,182	1,921	2,261	118
Selling, general and administrative	6,832	5,842	990	17	20,672	19,078	1,594	8
Depreciation and amortization	306	337	(31)	(9)	1,044	1,062	(18)	(2)

Total other expenses	9,086	6,625	2,461	37	25,898	22,061	3,837	17

Income from operations	$3,800	$4,772	$(972)	(20)%	$3,529	$5,238	$(1,709)	(33)%

(percentages may not add due to rounding)

Revenues

Advertising revenue for the three months ended September 30, 2012 was $11.7 million, an increase of $956,000, or 9%, as compared to $10.7 million for the three months ended September 30, 2011. Advertising revenue for the nine months ended September 30, 2012 was $27.9 million, an increase of $2.2 million, or 9%, as compared to $25.6 million for the nine months ended September 30, 2011. The increase in advertising revenue in both the three and nine-month periods were due primarily to an increase in advertising revenues from higher priced endemic advertisers.

Subscriber fees for the three months ended September 30, 2012 were $5.3 million, an increase of $264,000, or 5%, compared to $5.0 million for the three months ended September 30, 2011. Subscriber fees for the nine months ended September 30, 2012 were $15.8 million, an increase of $1.1 million, or 7%, compared to $14.8 million for the nine months ended September 30, 2011. The increase in subscriber fees for the three and nine months ended September 30, 2012 was primarily due to an increase in subscribers and in subscriber rates.

Cost of Services

Programming expenses for the three months ended September 30, 2012 were $1.7 million, a decrease of $367,000, or 18%, compared to $2.1 million for the three months ended September 30, 2011. Programming expenses for the nine months ended September 30, 2012 were $6.4 million, an increase of $505,000, or 9%, compared to $5.9 million for the nine months ended September 30, 2011. The decrease for the three-month period was due primarily to lower write-down of prepaid program costs for abandonment and impairment in the current year period compared to the prior year. The increase for the nine-month period was due primarily to the debut of our MLF program, which is significantly more expensive than the 2011 time period programming it replaced, net of reduced program write-downs.

Satellite transmission fees for the three months ended September 30, 2012 were $436,000, an increase of $47,000, or 12%, compared to $389,000 for the three months ended September 30, 2011. Satellite transmission fees for the nine months ended September 30, 2012 were $1.3 million, an increase of $108,000, or 9%, compared to $1.2 million for the nine months ended September 30, 2011. The increase for the three and nine-month periods was primarily due to an upgrade in backup transponder services.

Production and operations costs for the three months ended September 30, 2012 were $1.8 million, essentially unchanged from such costs for the three months ended September 30, 2011. Production and operations costs for the nine months ended September 30, 2012 were $6.1 million, an increase of $430,000, or 8%, compared to $5.7 million for the nine months ended September 30, 2011. The increase in costs for the nine-month period was due primarily to increases to our website costs and executive compensation and recruiting costs.

Other direct costs for the three months ended September 30, 2012 were $127,000, an increase of $50,000, or 65%, compared to $77,000 for the three months ended September 30, 2011. Other direct costs for the nine months ended September 30, 2012 were $377,000, an increase of $136,000, or 56%, compared to $241,000 for the nine months ended September 30, 2011. This increase was due primarily to net increases in subscriber acquisition fees amortization.

Other Expenses

Advertising expenses for the three months ended September 30, 2012 were $1.9 million, an increase of $1.5 million, or 337%, compared to $446,000 for the three months ended September 30, 2011. Advertising expenses for the nine months ended September 30, 2012 were $4.2 million, an increase of $2.3 million, or 118%, compared to $1.9 million for the nine months ended September 30, 2011. The increase for the three and nine-month periods was due primarily to increased cross channel advertising and promotional campaigns to support recent new subscriber launches and program launches.

SG&A expenses for the three months ended September 30, 2012 were $6.8 million, an increase of $990,000, or 17%, compared to $5.8 million for the three months ended September 30, 2011. SG&A expenses for the nine months ended September 30, 2012 were $20.7 million, an increase of $1.6 million, or 8%, compared to $19.1 million for the nine months ended September 30, 2011. The increase for the three and nine-month periods relates primarily to professional fees associated with distribution agreement renewals, an MFN audit by one of our affiliates, the exploration of business opportunities and succession-related compensation expense, including severance and related compensation expense associated with the departure of one of our senior sales executives and recruiting costs, partially offset by a reduction in our reserve for doubtful accounts.

Depreciation and amortization for the three months ended September 30, 2012 was $306,000, a decrease of $31,000, or 9%, compared to $337,000 for the three months ended September 30, 2011. Depreciation and amortization for the nine months ended September 30, 2012 was $1.0 million, a decrease of $18,000, or 2%, compared to $1.1 million for the nine months ended September 30, 2011. The decrease in depreciation and amortization for the three and nine-month periods primarily relates to more fixed assets becoming fully depreciated over the past year than depreciation on assets acquired in that same period.

Income from Operations

Income from operations for the three months ended September 30, 2012 was $3.8 million, a decrease of $972,000 compared to income of $4.8 million for the three months ended September 30, 2011. Income from operations for the nine months ended September 30, 2012 was $3.5 million, a decrease of $1.7 million compared to income of $5.2 million for the nine months ended September 30, 2011. As discussed above, the decline in our income from operations for the three and nine-month periods were driven primarily by increased advertising and SG&A expenses, and for the nine-month period, increased programming expense.

Production Services

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and September 30, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Revenues:
Production services	$2,107	$3,293	$(1,186)	(36)%	$4,518	$6,699	$(2,181)	(33)%

Total revenues	2,107	3,293	(1,186)	(36)	4,518	6,699	(2,181)	(33)

Cost of services:
Production and operations	1,938	2,658	(720)	(27)	4,141	5,795	(1,654)	(29)

Total cost of services	1,938	2,658	(720)	(27)	4,141	5,795	(1,654)	(29)

Other expenses:
Selling, general and administrative	282	630	(348)	(55)	807	2,102	(1,295)	(62)
Depreciation and amortization	122	128	(6)	(5)	376	398	(22)	(6)

Total other expenses	404	758	(354)	(47)	1,183	2,500	(1,317)	(53)

Loss from operations	$(235)	$(123)	$(112)	91%	$(806)	$(1,596)	$790	(50)%

(percentages may not add due to rounding)

Revenues

Production services revenue for the three months ended September 30, 2012 was $2.1 million, a decrease of $1.2 million, or 36%, as compared to $3.3 million for the three months ended September 30, 2011. Production services revenue for the nine months ended September 30, 2012 was $4.5 million, a decrease of $2.2 million, or 33%, as compared to $6.7 million for the nine months ended September 30, 2011. The decrease in revenue for the three and nine-month periods was due primarily to an expected reduction in the number of third-party production contracts that were renewed at Winnercomm for the current year. Revenues for the remainder of 2012 will continue to decline on a year-over-year basis reflecting the business we cancelled or that was not renewed in 2012.

Cost of Services

Production and operations costs for the three months ended September 30, 2012 were $1.9 million, a decrease of $720,000, or 27%, compared to $2.7 million for the three months ended September 30, 2011. Production and operations costs for the nine months ended September 30, 2012 were $4.1 million, a decrease of $1.7 million, or 29%, compared to $5.8 million for the nine months ended September 30, 2011. The decrease in costs for the three and nine-month periods relates primarily to decreased production costs caused by fewer Winnercomm production contracts being renewed in the current year. Cost of sales for the remainder of 2012 will continue to decline on a year-over-year basis reflecting the business we cancelled or was not renewed in 2011.

Other Expenses

SG&A expenses for the three months ended September 30, 2012 were $282,000, a decrease of $348,000, or 55%, compared to $630,000 for the three months ended September 30, 2011. SG&A expenses for the nine months ended September 30, 2012 were $807,000, a decrease of $1.3 million, or 62%, compared to $2.1 million for the nine months ended September 30, 2011. The decrease for the three and nine-month periods relates primarily to reduced payroll and related compensation costs associated with the elimination and reassignment of personnel in the current year periods as compared to the prior year periods, and to reduced rent and related expenses resulting from the relocation of our Winnercomm business to a new facility in the fall of 2011.

Depreciation and amortization for the three months ended September 30, 2012 was $122,000, a decrease of $6,000, or 5%, compared to $128,000 for the three months ended September 30, 2011. Depreciation and amortization for the nine months ended September 30, 2012 was $376,000, a decrease of $22,000, or 6%, compared to $398,000 for the nine months ended September 30, 2011. The decrease in depreciation and amortization for the three and nine-month periods primarily relates to more fixed assets becoming fully depreciated over the past year than depreciation on assets acquired in that same period.

Loss from Operations

Loss from operations for the three months ended September 30, 2012 was $235,000, an increase of $112,000 compared to an operating loss of $123,000 for the three months ended September 30, 2011. Loss from operations for the nine months ended September 30, 2012 was $806,000, an improvement of $790,000 compared to an operating loss of $1.6 million for the nine months ended September 30, 2011. As discussed above, the increase in loss from operations for the three-month period was due primarily to lower revenues and margin partially offset by lower SG&A expenses. The decrease in loss from operations for the nine-month period was due primarily to lower SG&A expenses.

Aerial Cameras

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and September 30, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Revenues:
Production services	$3,351	$1,642	$1,709	104%	$5,567	$3,935	$1,632	42%

Total revenues	3,351	1,642	1,709	104	5,567	3,935	1,632	42

Cost of services:
Production and operations	2,935	1,322	1,613	122	5,004	3,463	1,541	45

Total cost of services	2,935	1,322	1,613	122	5,004	3,463	1,541	45

Other expenses:
Selling, general and administrative	491	915	(424)	(46)	1,483	2,389	(906)	(38)
Depreciation and amortization	240	230	10	4	717	679	38	6

Total other expenses	731	1,145	(414)	(36)	2,200	3,068	(868)	(28)

Loss from operations	$(315)	$(825)	$510	(62)%	$(1,637)	$(2,596)	$959	(37)%

(percentages may not add due to rounding)

Revenues

Production services revenue from our aerial camera unit for the three months ended September 30, 2012 was $3.4 million, an increase of $1.7 million, or 104%, as compared to $1.6 million for the three months ended September 30, 2011. Production services revenue from our aerial camera unit for the nine months ended September 30, 2012 was $5.6 million, an increase of $1.6 million, or 42%, as compared to $3.9 million for the nine months ended September 30, 2011. The increase for the three and nine-month periods was due primarily to revenues from our development project with a prime contractor of the U.S. government and an increase in the number of collegiate sporting events, partially offset by various miscellaneous aerial camera production events that did not reoccur in the current year period.

Cost of Services

Production and operations costs for the three months ended September 30, 2012 were $2.9 million, an increase of $1.6 million, or 122%, compared to $1.3 million for the three months ended September 30, 2011. Production and operations costs for the nine months ended September 30, 2012 were $5.0 million, an increase of $1.5 million, or 45%, compared to $3.5 million for the nine months ended September 30, 2011. The increase in costs for the three and nine-month periods was due primarily to our U.S. government development project, the increased number of collegiate sporting events offset by reduced rent and related facility costs.

Other Expenses

SG&A expenses for the three months ended September 30, 2012 were $491,000, a decrease of $424,000, or 46%, compared to $915,000 for the three months ended September 30, 2011. SG&A expenses for the nine months ended September 30, 2012 were $1.5 million, a decrease of $906,000, or 38%, compared to $2.4 million for the nine months ended September 30, 2011. The decrease for the three and nine-month periods relates primarily to decreased legal fees related to the ActionCam litigation.

Depreciation and amortization for the three months ended September 30, 2012 was $240,000, an increase of $10,000, or 4%, compared to $230,000 for the three months ended September 30, 2011. Depreciation and amortization for the nine months ended September 30, 2012 was $717,000, an increase of $38,000, or 6%, compared to $679,000 for the nine months ended September 30, 2011. The increase in depreciation and amortization for the three and nine-month periods primarily relates to increased depreciation of new assets including leasehold improvements at our new location in Ft. Worth, Texas.

Loss from Operations

Loss from operations for the three months ended September 30, 2012 was $315,000, an improvement of $510,000 compared to an operating loss of $825,000 for the three months ended September 30, 2011. Loss from operations for the nine months ended September 30, 2012 was $1.6 million, an improvement of $959,000 compared to an operating loss of $2.6 million for the nine months ended September 30, 2011. As discussed above, the decrease in loss from operations for the three and nine-month periods was due primarily to increased revenues and reductions in SG&A expense.

LIQUIDITY AND CAPITAL RESOURCES

We generated $3.1 million of cash in our operating activities in the nine months ended September 30, 2012, a decrease of $969,000 compared to cash generated from operating activities of $4.0 million in the nine months ended September 30, 2011. The decrease was due primarily to changes in working capital at the Outdoor Channel, including an increase in subscriber acquisition payments, net of improved operating results and lower income taxes paid.

Net cash provided by investing activities was $17.2 million in the nine months ended September 30, 2012 compared to cash used by investing activities of $7.6 million for the nine months ended September 30, 2011. The increase in cash provided by investing activities related principally to net proceeds (sales, net of purchases) of short-term available-for-sale securities in the current nine month period of $20.1 million compared to net purchases of $6.0 million for the nine months ended September 30, 2011, partially offset by an increase of $1.4 million in capital expenditures for fixed assets. We expect that our 2012 full year capital expenditures will be approximately $5.0-$5.5 million, significantly higher than the $2.2 million in capital expenditures for calendar 2011 due to an expansion in our Temecula office facilities and additional camera systems at our Aerial Cameras unit.

Cash used by financing activities was $1.0 million in the nine months ended September 30, 2012 compared to cash used of $900,000 in the nine months ended September 30, 2011. The increase was related to the increase in cash used for the purchase and retirement of common stock as recipients of stock awards used stock to satisfy withholding taxes related to vesting of restricted shares.

On September 5, 2012, the Company renewed its revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2013. The maximum amount which can be drawn upon under the Revolver at any time is $10.0 million. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% and 3.25% as of September 30, 2012 and 2011, respectively) plus 0.25% or LIBOR (0.25% and 0.25% as of September 30, 2012 and 2011, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of September 30, 2012, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC and as of September 30, 2012, we were in full compliance with all the covenants of the Revolver.

Our combined cash and cash equivalent and investment in available-for-sale securities balance was $58.7 million at September 30, 2012, a decrease of $805,000 from the combined balance of $59.5 million at December 31, 2011. Net working capital increased to $73.5 million at September 30, 2012 compared to $72.3 million at December 31, 2011. We believe that our combined cash and available-for-sale securities and our expected cash flow from operations will meet our short-term cash flow requirements and be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or we desire to expand operations beyond current levels, we could draw on our Revolver or seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2012 and December 31, 2011, we held $5.0 million and $4.9 million, respectively, in our non-current investment portfolio. These investments consist of two auction-rate securities with long-term maturities. Although these securities have rate reset features, they are subject to interest rate risk and will decline in value if interest rates increase. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows.

We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of September 30, 2012 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On September 30, 2012 the US District Court for the Northern District of Oklahoma issued its final court judgment regarding our previously disclosed litigation by SkyCam, LLC against ActionCam, LLC and a former employee of SkyCam. The final judgment incorporated the bench trial opinions, orders and rulings along with the prior jury verdict, whereby, as previously disclosed, the jury found that the former employee of SkyCam breached his separation agreement and that he, along with ActionCam, misappropriated SkyCam’s trade secrets and engaged in unfair competition and awarded SkyCam actual and punitive damages. In addition, judgment was entered in favor of SkyCam and against ActionCam and the former employee of SkyCam for injunctive relief, including but not limited to an order that ActionCam is enjoined from making any false or misleading references to SkyCam’s safety or capabilities in any advertisement, promotion, presentation, website, publication, or statement to potential or actual customers. The court also granted a reasonable royalty to SkyCam for every event operated by ActionCam for the period of time from September 2011 through March 2013. Lastly, the court found in favor of ActionCam regarding SkyCam’s claim for an ownership interest in Patent Application US 2009/0207250 A1 and the resulting Patent, Patent No. US 8,199,197 B2. On October 29, 2012, ActionCam and the former employee of SkyCam filed a motion for a new trial with the US District Court for the Northern District of Oklahoma. The judge has not yet issued his ruling with respect to the motion for a new trial.

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

The Company, in the ordinary course of its business, extended each of its Affiliation Agreements with Satellite Services, Inc. (“Comcast”) and the National Cable Television Cooperative, Inc., effective as of October 1, 2012.

ITEM 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended September 30, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1 *	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statement of Equity for the nine months ended September 30, 2012; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Outdoor Channel Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ Thomas D. Allen
Thomas D. Allen
Authorized Officer, Chief Financial Officer and
Principal Accounting Officer
Date: November 9, 2012