Form 10-K
period 2012-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2013-03-18
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-17287

OUTDOOR CHANNEL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0074499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43455 Business Park Drive Temecula, California	92590
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(951) 719-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $111.5 million computed by reference to the closing price on such date.

On March 13, 2013, the number of shares of common stock outstanding of the registrant’s common stock was 25,853,683.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2013, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. In the event that we do not file a proxy statement with respect to a 2013 Annual Meeting prior to April 30, 2013, as a result of consummating the transactions contemplated by the KSE Merger Agreement (see page 4), we will amend this Annual Report on Form 10-K to include the information required by this item.

OUTDOOR CHANNEL HOLDINGS, INC.

FORM 10-K

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Annual Report on Form 10-K contain both historical and forward-looking statements. Our actual results could differ materially from those discussed in any forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties, and are not guarantees of performance. These forward-looking statements represent our estimates and assumptions only as of the date of this report. In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “contemplates,” “intends,” “depends,” “should,” “could,” “would,” “may,” “potential,” “target,” “goals,” or similar expressions, or when we discuss our strategy, plans or intentions, we are making forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, domestic television advertising; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of broadband distribution and production companies; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, VOD, internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; the outcome of any pending or threatened litigation; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers.

For additional risk factors, refer to Item 1A, “Risk Factors”. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and other reports that we file with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

PART I

ITEM 1.	BUSINESS.

Overview

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

•

PRODUCTION SERVICES: Our Production Services segment is comprised of Winnercomm, Inc., a Delaware corporation. Winnercomm’s businesses relate principally to the production, development and marketing of sports and outdoor related programming and production activities, and to website development, management and hosting services.

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

For the year ended December 31, 2012, contributions to our consolidated revenues from our segments, after intercompany eliminations, were as follows: TOC 79%, Production Services 5% and Aerial Cameras 16%.

Outdoor Channel Holdings, Inc. wholly owns OC Corporation, a California corporation, which in turn wholly owns TOC. Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, the entity that owns the building that houses our broadcast facility and our corporate offices. TOC operates Outdoor Channel®, a national television network devoted to traditional outdoor activities such as hunting, fishing and shooting sports, as well as off-road motor sports and other outdoor related lifestyle programming.

Recent Developments

KSE Merger Agreement

On March 13, 2013, we entered into a definitive merger agreement with Kroenke Sports & Entertainment, LLC, a Delaware limited liability company (“KSE”), and KSE Merger Sub, Inc. a Delaware corporation and direct wholly-owned subsidiary of KSE (the “KSE Merger Agreement”), which was unanimously approved by our Board of Directors. Under the terms of the KSE Merger Agreement, at the closing, KSE Merger Sub will merge with and into us, and we will survive the merger as a wholly-owned subsidiary of KSE (the “KSE Merger”). Following the closing, our shares will no longer be listed for trading on NASDAQ.

The execution of the KSE Merger Agreement followed the determination by our Board of Directors that the terms of the KSE proposal constituted a Superior Proposal under the terms of the Agreement and Plan of Merger dated as of November 15, 2012 by and among us, InterMedia Outdoors Holdings, LLC, InterMedia Outdoor Holdings, Inc and certain of its indirect wholly-owned subsidiaries (the “InterMedia Merger Agreement”). Prior to entering into the KSE Merger Agreement, we terminated the InterMedia Merger Agreement and paid InterMedia a termination fee of $6.5 million as required by the terms of the InterMedia Merger Agreement.

Upon the consummation of the KSE Merger, subject to the terms of the KSE Merger Agreement, each of our shares of common stock issued and outstanding immediately prior to the effective time of the KSE Merger (other than shares held in treasury stock, shares held by any of our direct or indirect subsidiaries, shares held by KSE or any of its subsidiaries and shares for which holders have properly perfected and not withdrawn a demand for appraisal pursuant to Delaware General Corporation Law) will be automatically converted into and thereafter represent the right to receive $8.75 in cash, without interest (the “Merger Consideration”).

Consummation of the KSE Merger is subject to certain conditions, including, among others, adoption of the KSE Merger Agreement by our stockholders, satisfaction of certain regulatory approvals (including expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), approval of the Federal Communications Commission (“FCC”) of the transfer of our FCC license in connection with the KSE Merger (or alternatively, receipt of a third party lease that enables us to provide the same services as it provides under our existing FCC license), no material adverse change to us and other customary closing conditions.

The KSE Merger Agreement contains certain termination rights for Outdoor Channel and KSE, and provides that, upon termination of the KSE Merger Agreement, under specified circumstances, including termination by Outdoor Channel to enter into an acquisition agreement that constitutes a Superior Proposal or termination by KSE because the Outdoor Channel Board of Directors adversely changed its recommendation to stockholders to vote in favor of the KSE Merger or took certain other related adverse actions, Outdoor Channel will be required to pay KSE a termination fee of $1.0 million.

A description of the KSE Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on March 13, 2013, and a copy of the KSE Merger Agreement is incorporated by reference in this Form 10-K as Exhibit 2.1.

TOC (79%, 79% and 66% of our consolidated revenues in 2012, 2011 and 2010, respectively)

Outdoor Channel® was established in 1993 and began broadcasting 24 hours a day in May 1994. Since inception, we have been committed to providing excellent programming and customer service to our distribution partners. TOC’s target audience is comprised of sportsmen and outdoor enthusiasts throughout the U.S. As of December 31, 2012, we had relationships or agreements with all of the largest cable and satellite companies, as well as both telephone companies offering video service, in the U.S. According to estimates by Nielsen, Outdoor Channel was subscribed to by approximately 38.6 million households in December 2012.

Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Please note that the estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we either endorse or concur with such information, simply due to our reference to their estimate.

Outdoor Channel Sources of Revenue

Our two predominant sources of revenue at TOC are advertising revenues and subscriber revenues. Advertising revenue is generated from the sale of advertising time on the Outdoor Channel network and on our websites, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). Advertising revenue is also generated from fees paid by third-party producers that purchase advertising time in connection with the airing of their programs on Outdoor Channel. Subscriber fees are generated from cable and satellite and telecommunications service providers, or distributors, who pay monthly subscriber fees to us for the right to distribute our channel. No single customer of ours accounts for greater than 10% of our total revenue. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network.

Advertising Fees

We generate advertising revenues principally from the sale of advertising on our Outdoor Channel network and from the sale of advertising on our websites including outdoorchannel.com, motv.com and downrange.tv.

Short-form Advertising. We sell short-form advertisements on Outdoor Channel for commercial products and services, usually in 30 second increments. The total inventory for our short-form advertising consists of seven minutes per half hour including one minute which is reserved for the local distributors who may preempt the advertisement we insert into the program with a local advertisement. Of the remaining six minutes, we either sell to advertisers for our own account or to third-party producers who then resell this time to advertisers for their own account or use it themselves.

Advertisers purchase from us the one minute of advertising time per half hour that is reserved for the local distributors at a discount understanding that some of the distributors may superimpose their own spots over the advertising that we have inserted in the program, causing these advertisements to be seen by less than all of the viewers of any program. All of this advertising time is sold to direct response advertisers. Direct response advertisers rely on direct appeals to our viewers to purchase products or services from toll-free telephone numbers or websites and generally pay lower rates than national advertisers.

For the advertising time that we retain for our own account, we endeavor to sell this time to national advertisers and their advertising agencies, or to endemic advertisers with products or services focused on traditional outdoor activities. The price we are able to charge for this advertising time is dependent on market conditions, perceived desirability of our viewers and, as estimated by Nielsen, the number of households subscribing to Outdoor Channel and actually viewing programs (ratings). If we are unable to sell all of this advertising time to national advertisers or their agencies, or endemic advertisers, we sell the remaining time to direct response advertisers. The majority of our revenue from short-form advertising is a result of arrangements with advertising agencies, for which they take a commission. However, we have relationships with many endemic advertisers who buy directly from us.

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

Subscriber Fees

Distributors typically pay monthly subscriber fees to us for the right to broadcast our channel. Our distribution contracts typically range from 1 to 6 years. Our contracts also contain volume discounts for increased distribution by any one distributor. In order to stimulate distribution growth, we offer a tiered rate card that provides lower subscriber fees for broader carriage on individual systems. This growth incented rate card may cause our average monthly subscriber fee rates to decrease depending on the levels of carriage by the individual cable systems in the future. At present our subscriber fees average approximately $0.05 per subscriber per month. In addition, some of our distributors offer our programming on an a la carte basis, and a portion of the fees paid to us by these distributors are for those a la carte subscribers based on a revenue sharing arrangement.

Outdoor Channel Programming

Our programming includes a blend of hunting, fishing, off-road motor sports, shooting sports and adventure programming. Where possible, we schedule the programming in blocks of programs targeted toward enthusiasts interested in specific sub-genres of outdoor programming.

We acquire our programming in one of four ways: First, the majority of the shows are “time-buys”, where a third-party production company, retailer or manufacturer produces a show at its expense and buys a negotiated number of minutes of advertising within each airing on the Outdoor Channel. Such shows generally air three times per week and the time-buy producer purchases between 2 and 5 minutes of the available inventory in each airing. Second, we acquire shows from a third-party production company on a “work for hire” basis whereby such programming is produced to the Outdoor Channel’s specifications, and we retain all ownership of the show and all ad inventory within all airings of the show. Third, we produce programs in-house through our Winnercomm subsidiary in Tulsa, Oklahoma. Fourth, we license a show from a producer for a fee or for a predetermined amount of advertising inventory provided to such licensor on a barter basis. Ownership of such licensed shows is retained by the licensor. In 2012, there was an average of 86 shows airing on the network during any given month. Programming owned by the Outdoor Channel, including shows produced by Winnercomm and work for hire programming, accounted for approximately 20% of all programming in 2012 and the balance was made up of “time-buys” or licensed programming. Substantially all of our programming supplied under our “time-buy” contracts allows us exclusive U.S. rights and foreign rights during the term of the licensing agreement.

Outdoor Channel Competition

Our network competes with other television channels for the development and acquisition of content, distribution of our programming, audience viewership and advertising sales. Outdoor Channel competes with other television channels to be included in the offerings of each system provider and for placement in the packaged offerings having the most subscribers. Our ability to secure distribution agreements is necessary to ensure the effective distribution of our programming to our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of programming, audience viewership, the marketing and advertising support and incentives provided to distributors, and the prices charged for carriage. In addition, each television channel focusing on a particular form of content competes directly with other channels offering similar programming. In the case of Outdoor Channel, we compete for distribution and for audience viewers with other television networks aimed at our own target audience which consists primarily of males between the ages of 18 and 54. We believe such competitors include The Sportsman Channel, NBC Sports Network (formerly Versus), Spike TV, ESPN2 and others. It is possible that these or other competitors, many of which have substantially greater financial and operational resources than us, could revise their programming to offer more traditional outdoor activities such as hunting, fishing, shooting and other topics which are of interest to our viewers. With respect to the sale of advertising time, Outdoor Channel competes with other pay television networks, broadcast networks, local over-the-air television stations, satellite and broadcast radio and other advertising media such as various print media and the internet.

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

International Distribution

In 2010, TOC entered into international distribution agreements that allow us to license our programming to third-party foreign operators in parts of Europe, the Middle East, Africa and Asia. We hope to enter into similar distribution agreements for other territories in the future.

PRODUCTION SERVICES (5%, 9% and 23% of our consolidated revenues, after intercompany eliminations, in 2012, 2011 and 2010, respectively)

Our Production Services segment is comprised of Winnercomm, which was acquired in January 2009 via an asset purchase agreement.

Winnercomm. Winnercomm produces, develops and markets sports and other outdoor related television programming. Since we acquired Winnercomm in 2009, we have been increasingly focusing them on producing television shows for the Outdoor Channel. Such current shows that they produce for us include Major League Fishing, Elite Tactical Unit (which launched in late December 2012), MidwayUSA’s Gun Stories, Best Defense and Realtree’s NASCAR Outdoors. Winnercomm also produces for its own account Under Wild Skies and produces for the Big 12 Conference a weekly sports program. In addition, Winnercomm represents clients for advertising and sponsorship sales including Pro Rodeo Cowboys Association. Winnercomm also provides website development, management, marketing and maintenance to the Outdoor Channel and to a range of clients including sports leagues and corporate customers.

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

Production Services Revenues. Production Services revenues are derived from all of the services discussed above including fees for production services, retainers, commissions, and revenue splits for the sale of sponsorship and advertising and the delivery and maintenance of websites. Revenue at Production Services is primarily project-based with the majority of these projects generally being scheduled during the second half of the year. Revenues are typically collected once projects have been completed. Consequently, Production Services generally experiences higher revenue recognition during the second half of the year.

AERIAL CAMERAS (16%, 12% and 11% of our consolidated revenues in 2012, 2011 and 2010, respectively)

Our Aerial Cameras segment is comprised of CableCam and SkyCam, which are subsidiaries of Winnercomm and which were acquired as part of our Winnercomm acquisition in January 2009.

CableCam and SkyCam. CableCam and SkyCam are companies that design, manufacture and operate suspended mobile aerial camera systems and offer their production services mostly to media network clients. Our cameras capture broadcast quality aerial views of various sporting and entertainment events and have played a significant role in changing the way sports and other entertainment programming are broadcasted both domestically and internationally. During an entertainment or sporting event, the cameras are suspended above the playing or viewing field and are remotely controlled by specially trained personnel hired by each company who have the ability to move the cameras in up to three dimensions. The majority of CableCam and SkyCam revenues continue to be generated from services provided to broadcast and cable networks airing NFL and NCAA football games. Both companies source proprietary system components from a select group of vendors, and commodity system components from a wide range of vendors. SkyCam and CableCam share joint facilities in Fort Worth, Texas.

CableCam and SkyCam Competition. As a provider of aerial camera equipment and services, our aerial camera entities compete with several providers in the mechanical automation and aerial filming production services market for coverage of entertainment and sporting events both in the U.S. and overseas. SkyCam and CableCam are the largest providers of services in the sports-related aerial filming segment of the market in the U.S., but make up a significantly smaller portion of the worldwide market. For action-oriented events over large areas, an aerial camera is often the only way to put a camera close to the action. While aerial camera equipment is often desired by directors and producers, the systems can be cost prohibitive for smaller production budgets. For this reason, productions often rely on less expensive robotic cameras, track cameras, jib cameras and static cameras. Companies in the industry compete based on price, versatility, the quality of each system’s stability and image quality, the expertise of the personnel trained to operate the systems, the suitability of each system to a particular venue, and the proximity of equipment to the location of a particular event.

Aerial Camera Revenues. Aerial Cameras’ revenues are derived from all of the production services described above. Revenue at Aerial Cameras is primarily project-based with the majority of these projects covering a 2-3 day period and generally being scheduled during the final four months of the calendar year. Consequently, Aerial Cameras generally experiences higher revenue recognition during the second half of the year. Revenues are typically collected once projects have been completed, although a meaningful portion of our revenues are collected in advance based on underlying contractual commitments with certain of our network customers. In April 2012 we signed our first-ever contract with a U.S. government prime contractor related to a U.S. military project, which we hope will become a new and growing customer group for us.

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

Effect of “Must-Carry” Requirements

The Cable Television Consumer Protection and Competition Act of 1992 (the “Act”) imposes “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations in their market. Direct broadcast satellite systems are also subject to their own must-carry rules. The FCC’s implementation of “must-carry” obligations requires cable operators and direct broadcast satellite providers to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our network by cable operators and direct broadcast satellite operators. The Act also established retransmission consent, which refers to a broadcaster’s right to require consent from multichannel video programming distributors, such as cable and satellite operators, before distributing its signal to their subscribers. Broadcasters have traditionally used the resulting leverage from demand for their must-have broadcast content to obtain carriage for their affiliated networks. Increasingly, broadcasters are additionally seeking substantial monetary compensation for granting carriage rights for their must-have broadcast content. Such increased financial demands on distributors reduce the content funds available for independent programmers not affiliated with broadcasters, such as us.

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

EMPLOYEES

We employed approximately 175 people as of December 31, 2012. None of our personnel are subject to collective bargaining agreements.

FINANCIAL INFORMATION ABOUT SEGMENTS

Information on our revenues, operating income, and identifiable assets appears in Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.outdoorchannel.com, as soon as reasonably practicable after they are filed electronically with the SEC. We are providing the address to our internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report. In addition, we will provide, without charge, upon written or oral request, a copy of any or all of the documents referred to above. Requests for such documents should be directed to Attention: General Counsel, 43455 Business Park Drive, Temecula, California 92590 (Telephone: (951) 719-8800). The information included or referred to on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

ITEM 1A.	RISK FACTORS.

When evaluating our company and its subsidiaries, you should consider carefully the following risk factors and all other information contained in this report. These risk factors could materially adversely affect our actual results and cause such results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We may also be materially harmed by risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of the following occurs, our businesses, cash flows, results of operations, financial condition and/or prospects could be materially negatively impacted. In addition, the trading price of our securities could substantially decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning our company set forth in the Annual Report, including, without limitation, the information set forth in the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In this section, when we state that a risk or uncertainty may, could or will have a “material adverse effect” on us or may, could or will materially adversely affect us we mean that the risk or uncertainty may, could or will have a material adverse effect on our businesses, cash flows, results of operations, financial condition, prospects and/or the market prices of our securities.

RISKS RELATING TO THE MERGER

The pendency of our agreement to be acquired by Kroenke Sports & Entertainment could have an adverse effect on our business.

On March 13, 2013, we entered into the KSE Merger Agreement with Kroenke Sports & Entertainment, LLC and KSE Merger Sub, Inc. Under the terms of the KSE Merger Agreement, at the closing, Merger Sub will merge with and into us, and we will survive the merger as a wholly-owned subsidiary of KSE (the “KSE Merger”). Following the closing, our shares will no longer be listed for trading on NASDAQ.

The execution of the KSE Merger Agreement followed the determination by our Board of Directors that the terms of the KSE proposal constituted a Superior Proposal under the terms of the InterMedia Merger Agreement by and among Outdoor Channel, InterMedia Outdoors Holdings, LLC, InterMedia Outdoor Holdings, Inc. and certain of its indirect wholly-owned subsidiaries. Prior to entering into the KSE Merger Agreement, we terminated the InterMedia Merger Agreement and paid InterMedia a termination fee of $6.5 million as required by the terms of the InterMedia Merger Agreement.

The announcement and pendency of the acquisition by KSE could cause disruption in the business, including experiencing (i) the potential loss or disruption of customer, vendor or other commercial relationships prior to the completion of the merger, including, but not limited to, as a result of the merger or their potential unwillingness to do business with KSE, or (ii) a potential negative effect on our ability to retain management, sales and other key personnel as a result of the announcement of the KSE Merger. Such disruptions may continue to occur through the closing of the KSE Merger.

The KSE Merger Agreement generally requires us to operate our business in the ordinary course of business pending consummation of the KSE Merger, but includes certain contractual restrictions on the conduct of our business. In addition, the pendency of the acquisition by KSE and the completion of the conditions to closing could divert the time and attention of our management.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

Failure to complete the KSE Merger could negatively impact our stock price and our future business and financial results.

If the KSE Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•

the current market price of our common stock reflects a market assumption that a business combination will occur, and a failure to complete a transaction with KSE could result in a decline in the market price of our common stock;

•

matters relating to the KSE Merger may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company;

•

if the KSE Merger is not consummated under certain circumstances we may be required to pay KSE $1.0 million, and in each circumstance such fees will be in addition to the significant costs, including legal, accounting and advisory fees relating the proposed transaction, which must be paid even if a business combination with KSE is not completed; and

•

our Board of Directors will likely need to pursue a different strategic path in the near-term prior to pursuing any alternative strategic transaction, which may require raising additional capital. There is no guarantee that capital will be available on acceptable terms, or at all. Furthermore, attempting to complete a different strategic transaction could prove to be costly and time-consuming, and we cannot make any assurances that any future strategic transaction will occur on commercially reasonable terms or at all.

There can be no assurance that the risks described above will not materialize, and if any of them do, they may adversely affect our business, operating results and stock price.

Possible litigation relating to the KSE Merger could prevent or delay the closing of the KSE Merger or otherwise negatively impact our business and operations.

Within the last two months, two lawsuits seeking class action status challenging the InterMedia merger were filed in the Superior Court of Riverside County, State of California, against the Company, InterMedia Outdoors Holdings, LLC, InterMedia Outdoor Holdings, Inc. and certain of its indirect wholly-owned subsidiaries, and our Board of Directors. The complaints name as primary defendants the members of our Board of Directors and generally allege that the directors violated the fiduciary duties owed to the Company’s stockholders by approving the InterMedia Merger Agreement with InterMedia. The complaints allege that the board members engaged in an unfair process, agreed to unfair deal terms, and agreed to a price that allegedly fails to maximize value for stockholders. The complaints further allege that the other named defendants aided and abetted the purported breach of those fiduciary duties. The complaints seek, various forms of relief, including injunctive relief that would have, if granted, prevented the completion of the InterMedia merger and an award of attorneys’ fees and expenses. Given the Company’s announcement of the KSE Merger Agreement and termination of the InterMedia Merger Agreement, we believe these specific lawsuits have, for all intents and purposes, been rendered moot. It is possible, however, that plaintiffs in these lawsuits may seek to amend their complaints to assert new claims or that additional lawsuits may be filed against us asserting similar or different claims with respect to the KSE Merger Agreement. For more detailed information concerning this litigation, see Item 3 – Legal Proceedings.

INDUSTRY RISKS AND RISKS RELATING TO OUR BUSINESS

Distributors could discontinue or refrain from carrying Outdoor Channel, or decide to not renew our distribution agreements, which could substantially reduce the number of viewers and harm our business and operating results.

Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. The success of Outdoor Channel is dependent, in part, on our ability to enter into new carriage agreements and maintain or renew existing agreements or arrangements with, and carriage by, satellite systems, telephone companies, which we refer to as telcos, and cable multiple system operators, which we refer to as “MSO”s, affiliated regional or individual cable systems. Although we currently have arrangements or agreements with, and are being carried by, all the largest MSOs, satellite and telco service providers, having such relationship or agreement with an MSO does not always ensure that an MSO’s affiliated regional or individual cable systems will carry or continue to carry Outdoor Channel or that the satellite or telco service provider will carry our channel. Under our current contracts and arrangements, our subsidiary TOC typically offers the distributors the right to broadcast Outdoor Channel to their subscribers, but not all such contracts or arrangements require that Outdoor Channel be offered to all subscribers of, or any tiers offered by, the distributor or a specific minimum number of subscribers. Because many of our carriage arrangements do not specify on which service levels Outdoor Channel is carried, such as basic versus digital basic, expanded digital or specialty tiers, or in which geographic markets Outdoor Channel will be offered, in many cases we have no assurance that Outdoor Channel will be carried and available to viewers of any particular distributor. In addition, under the terms of some of our agreements, the distributors could decide to discontinue carrying Outdoor Channel. A failure to secure a renewal of our agreements or a renewal on less favorable terms may result in a loss of a substantial number of subscribers, which in turn would reduce our subscriber fees and advertising revenue and may have a material adverse effect on our results of operations and financial position.

If our channel is placed in unpopular program packages by our distributors, or if service fees are increased for our subscribers, the number of viewers of our channel may decline which could harm our business and operating results.

We do not control the channels with which our channel is packaged by providers. The placement by a distributor of our channel in unpopular program packages could reduce or impair the growth of the number of our viewers and subscriber fees paid by distributors to us. In addition, we do not set the prices charged by the distributors to their subscribers when our channel is packaged with other television channels or offered by itself. The prices for the channel packages in which our channel is bundled, or the price for our channel by itself, may be set too high to appeal to individuals who might otherwise be interested in our network. Further, if our channel is bundled by distributors with networks that do not appeal to our viewers or is moved to packages with fewer subscribers, we may lose viewers. These factors may reduce the number of subscribers and/or viewers of our channel, which in turn would reduce our subscriber fees and advertising revenue.

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

If we offer favorable terms or incentives to distributors in order to grow our subscriber base, our operating results may be harmed.

Although we currently have plans to offer incentives to distributors in an attempt to increase the number of our subscribers, we may not be able to do so economically or at all. If we are unable to increase the number of our subscribers on a cost-effective basis, or if the benefits of doing so do not materialize, our business and operating results would be harmed. In particular, it may be necessary to reduce our subscriber fees in order to grow or maintain our subscriber base. Also, if we make any upfront cash payments to distributors for an increase in our subscriber base, our cash flow could be adversely impacted, and we may incur negative cash flow for some time. In addition, if we were to make such upfront cash payments or provide other incentives to distributors, we expect to amortize such amounts ratably over the term of the agreements with the distributors. However, if a distributor terminates any such agreement prior to the expiration of the term of such agreement, then under current accounting rules, we may incur a large expense in the quarter in which the agreement is terminated equal to the remaining un-amortized amounts and our operating results could accordingly be adversely affected. Lastly, if we offer equity incentives, the terms and amounts of such equity may not be favorable to us or our stockholders.

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

In addition, for some of our third party produced programming, we may enter into agreements to absorb the production costs of a program and retain the rights to sell the advertising in, or sponsorships relating to, such programming. If we are not able to sell sufficient advertising or sponsorships relating to such programs, we may lose money in such project, and our operating results may be significantly harmed.

If, in our attempt to increase our number of subscribers, we structure favorable terms or incentives with one distributor in a way that would require us to offer the same terms or incentives to all other distributors, our operating results may be harmed.

Many of our existing agreements with distributors contain “most-favored nation” clauses. These clauses typically provide that if we enter into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to some exceptions and conditions. Future agreements with distributors may also contain similar “most-favored nation” clauses. If, in our attempt to increase our number of subscribers, we reduce our subscriber fees or structure launch support fees or other incentives to effectively offer more favorable terms to any distributor, these clauses may require us to offer similar incentives to other distributors or reduce the effective subscriber fee rates that we receive from other distributors, and this could negatively affect our operating results.

The market in which we operate has become increasingly competitive, and we may not be able to compete effectively, particularly against competitors with greater financial resources, brand recognition, marketplace presence and relationships with distributors.

The outdoor entertainment and programming genre in which we operate has become increasingly competitive. We compete for viewers, distribution and advertising with other established pay television and broadcast networks, including Pursuit, The Sportsman Channel, Spike TV, NBC Sports, ESPN and others. If these or other competitors, many of which have substantially greater financial and operational resources than us, significantly expand their operations with respect to outdoor-related programming or their market penetration, our business could be harmed. In addition, certain technological advances, including the deployment of fiber optic cable, which are already substantially underway, are expected to allow systems to greatly expand both their current channel and broadband distribution capacities, and increase transmission speed, which could dilute our market share and lead to increased competition for viewers from existing or new programming services. In addition, the satellite and telco operators generally have more bandwidth capacity than cable service operators allowing them to possibly provide more channels offering the type of programming we offer.

We also compete with television network companies that generally have large subscriber bases and significant investments in, and access to, competitive programming sources. In some cases, we compete with distributors that have the financial and technological resources to create and distribute their own television networks, such as NBC Sports, which is owned and operated by Comcast. In order to compete for subscribers, we may be required to reduce our subscriber fee rates or pay either launch fees or marketing support or both for carriage in certain circumstances in the future which may harm our operating results and margins. We may also issue our securities from time to time in connection with our attempts for broader distribution of Outdoor Channel and the number of such securities could be significant. We compete for advertising sales with other pay television networks, broadcast networks, and local over-the-air television stations. We also compete for advertising sales with satellite and broadcast radio and the print media. We compete with other networks for subscriber fees from, and affiliation agreements with distributors.

In addition, we face competition in our Aerial Cameras operations. In particular, there are a few other domestic and international aerial camera services with which we compete. If any of these competitors were able to invent improved technology, or we are not able to prevent them from obtaining and using our proprietary technology and trade secrets, our business and operating results, as well as our future growth prospects, could be negatively affected. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.

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

We currently produce and own approximately 20% of the programs we air annually on Outdoor Channel (exclusive of infomercials). In order to build a library of programs and programming distribution rights, we must obtain all of the necessary rights, releases and consents from the parties involved in developing a project or from the owners of the rights in a completed program. There can be no assurance that we will be able to obtain the necessary rights on acceptable terms, or at all or properly maintain and document such rights. We also possess significant proprietary information relating to our aerial camera services. Protecting our intellectual property rights by pursuing those who infringe or dilute our rights can be costly and time consuming. If we are unable to protect our portfolio of patents, trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights, our business and our ability to compete could be harmed.

We may not be able to maintain sufficient revenue relating to our production business to offset its fixed costs, and as a result, our profitability may decrease.

Some of the costs relating to our acquired production operations cannot be immediately reduced for various reasons, particularly because some of such costs relate to long-term contracts. As a result, if the projected revenue from such operations is not generated, we may not be able to react quickly enough to decrease our expenses to sufficiently offset the decreased revenue, and as a result we may not be as profitable as we currently project, if at all.

Continued consolidation among distributors may harm our business.

Distributors continue to consolidate, making us increasingly dependent on fewer distributors. If these distributors fail to carry Outdoor Channel, use their increased distribution and bargaining power to negotiate less favorable terms of carriage or to obtain additional volume discounts, our business and operating results would suffer.

Increased competition and demand in price for the carriage of local broadcast networks may limit our ability to add subscribers.

Many of the local broadcast networks that had previously been transmitted free, over-the-air, to the viewers, or provided to the pay television distributors for little to no cost, have recently been demanding substantial increased pricing for the retransmission of their signals by the pay television distributors. If the distributors continue to be required to pay more for the retransmission of such local broadcast networks, this may limit the ability of such distributors to carry other channels such as the Outdoor Channel, thus limiting our ability to add subscribers and possibly even causing a decrease in the number of our subscribers.

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

The cables or rigging supporting our aerial cameras could fail for a variety of reasons, causing an aerial camera to drop onto the venue in which it is suspended. If such an event were to happen, damages could be significant which may have an adverse effect on our ability to continue our aerial camera business. In addition, if the damages caused by such event exceed our liability and property damage insurance, such an event could have a detrimental effect on our financial position and results of operations.

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

We have international operations relating to our aerial camera services and our outdoor programming internationally. In some countries, we may be able to do business only in that country’s currency which may cause us to accept the risk relating to that country’s currency exchange rate. In addition, we may not be able to legally enforce our contractual and property (including but not limited to our intellectual property) rights in such countries, and even if a country is party to an international treaty relating to such legal procedures, the cost of doing so may be prohibitive.

Cable, satellite and telco television programming signals have been stolen or could be stolen in the future, which reduces our potential revenue from subscriber fees and advertising.

The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe to programming and are authorized to view it. Conditional access systems use, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent conditional access technologies. However, theft of programming has been widely reported, and the access or “smart” cards used in distributors’ conditional access systems have been compromised and could be further compromised in the future. When conditional access systems are compromised, we do not receive the potential subscriber fee revenues from the distributors. Further, measures that could be taken by distributors to limit such theft are not under our control. Piracy of our copyrighted materials could reduce our revenue from subscriber fees and advertising and negatively affect our business and operating results.

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

The satellite infrastructure that we use may fail or be preempted by another signal, which could impair our ability to deliver programming to our distributors.

Our ability to deliver programming to distributors, and their subscribers, is dependent upon the satellite equipment and software that we use to work properly to distribute our programming. If this satellite system fails, or a signal with a higher priority replaces our signal, which is determined by our agreement with the owner of the satellite, we could lose our signal for a period of time. A loss of our signal could harm our reputation and reduce our revenues and profits.

RISKS RELATING TO OUR STOCK

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

We own a building comprising approximately 43,500 square feet, including 38,500 square feet of office space and 5,000 square feet of warehouse space, located at 43455 Business Park Drive in Temecula, California. We lease approximately 17,000 square feet of commercial office space located at 4500 S. 129th East Avenue in Tulsa, Oklahoma. We lease, but no longer occupy, approximately 33,000 square feet of warehouse space located at 1501 SW Expressway Drive in Broken Arrow, Oklahoma and approximately 1,500 square feet of office space at 164 Mason Street in Greenwich, Connecticut. We lease approximately 4,000 square feet of office space and approximately 41,000 square feet of warehouse space located at 630 North Freeway in Fort Worth, Texas. We lease executive suite office space at 415 N. La Salle Street in Chicago, Illinois, 130 W 42nd Street in New York, New York and 520 Broadway, Santa Monica, California. We leased through January 31, 2013 approximately 19,000 square feet of commercial property located at 43445 Business Park Drive in Temecula, California which was used as our headquarters, however, we no longer lease or occupy this space. The property located at 43455 Business Park Drive is currently used as our headquarters and houses our broadcast facility. The property located in Tulsa houses our Winnercomm production facility. The property located in Fort Worth houses our SkyCam and CableCam operations. The properties located in Chicago, New York and Santa Monica, California, are used as remote sales and marketing offices.

ITEM 3.	LEGAL PROCEEDINGS.

A complaint was filed on July 27, 2011, and amended on May 14, 2012, in the U.S. District Court, Northern District of Texas, by Plaintiff Ewell E. Parker, Jr. against Defendants Outdoor Channel Holdings, Inc., The Outdoor Channel, Inc. and a third party production company known as Reel In The Outdoors, Ltd. The complaint alleges contributory copyright infringement against Outdoor Channel Holdings, Inc. and The Outdoor Channel, Inc. This complaint seeks aggregate general damages in excess of $75,000 plus other indeterminable amounts, fees and expenses. On February 12, 2013, Defendants filed a motion to dismiss the Plaintiff’s complaint for lack of standing or for judgment on the pleadings. The judge has not yet issued a ruling with respect to the Defendant’s motion for dismissal.

On September 30, 2012 the US District Court for the Northern District of Oklahoma issued its final court judgment regarding our previously disclosed litigation by SkyCam, LLC against ActionCam, LLC and a former employee of SkyCam. The final judgment incorporated the bench trial opinions, orders and rulings along with the prior jury verdict, whereby, as previously disclosed, the jury found that the former employee of SkyCam breached his separation agreement and that he, along with ActionCam, misappropriated SkyCam’s trade secrets and engaged in unfair competition and awarded SkyCam actual and punitive damages. In addition, judgment was entered in favor of SkyCam and against ActionCam and the former employee of SkyCam for injunctive relief, including but not limited to an order that ActionCam is enjoined from making any false or misleading references to SkyCam’s safety or capabilities in any advertisement, promotion, presentation, website, publication, or statement to potential or actual customers. The court also granted a reasonable royalty to SkyCam for every event operated by ActionCam for the period of time from September 1, 2009 through March 1, 2013. Lastly, the court found in favor of ActionCam regarding SkyCam’s claim for an ownership interest in Patent Application US 2009/0207250 A1 and the resulting Patent, Patent No. US 8,199,197 B2. On October 29, 2012, ActionCam and the former employee of SkyCam filed a motion for a new trial with the US District Court for the Northern District of Oklahoma. The judge has not yet issued a ruling with respect to the motion for a new trial. As of December 31, 2012 no amounts have been recorded related to this judgment.

On January 2, 2013, a lawsuit seeking class action status on behalf of stockholders of the Company was filed against the Company, InterMedia Outdoors Holdings, LLC, InterMedia Outdoor Holdings, Inc. and certain of its indirect wholly-owned subsidiaries, and our Board of Directors in the Superior Court of Riverside County, State of California, captioned Kurt Hueneke v. Perry Massie, et al., MCC 1300001. On February 4, 2013, a second purported class action lawsuit was filed in the Superior Court of Riverside County, State of California, captioned Richard A. Crockett v. Outdoor Channel Holdings, Inc., et al., MCC 1300140. The complaints name as primary defendants the members of the Company’s Board of Directors and generally allege that the directors violated the fiduciary duties owed to the Company’s stockholders by approving the InterMedia Merger Agreement. The complaints allege that the board members engaged in an unfair process, agreed to unfair deal terms, and agreed to a price that allegedly fails to maximize value for stockholders. The complaints further allege that the other named defendants aided and abetted the purported breach of those fiduciary duties. The complaints seek various forms of relief, including injunctive relief that would, if granted, prevent the completion of the merger and an award of attorneys’ fees and expenses. Given the Company’s announcement of the KSE Merger Agreement and termination of the InterMedia Merger Agreement, we believe these specific lawsuits have, for all intents and purposes, been rendered moot.

From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The following table sets forth the high and low closing prices of our common stock as reported on The Nasdaq Global Market for the periods indicated.

	High	Low
2012
First Quarter	7.88	6.14
Second Quarter	7.44	6.18
Third Quarter	7.44	6.66
Fourth Quarter	7.60	7.14

2011
First Quarter	8.45	6.87
Second Quarter	7.50	5.66
Third Quarter	7.35	5.72
Fourth Quarter	7.56	5.18

As of December 31, 2012, there were approximately 564 holders of record of our common stock.

The information under the principal heading “Securities Authorized for Issuance under the Equity Compensation Plans” is included in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

DIVIDEND POLICY

On November 14, 2012, we declared a special $.25 per share dividend to holders of record as of November 27, 2012. The 2012 dividend, which amounted to $6.3 million, was paid on December 7, 2012. On December 13, 2011, we declared a special $.25 per share dividend to holders of record as of December 24, 2011. The 2011 dividend, which amounted to $6.2 million, was paid on December 30, 2011. On December 9, 2010, we declared a special $.25 per share dividend to holders of record as of December 20, 2010. The 2010 dividend, which also amounted to $6.2 million, was paid on December 30, 2010. Prior to these dividends, we have never declared or paid any cash dividends on our common stock, and we do not currently anticipate paying any additional cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition and other factors as the board of directors, in its discretion, deems relevant.

PERFORMANCE GRAPH

The graph below shows the five-year cumulative total stockholder return assuming an investment of $100 and the reinvestment of dividends. The graph compares total stockholder returns of our common stock, of the Russell 2000 Index, Russell 3000 Index and of a Peer Group Index consisting of Scripps Networks Interactive, Inc. (since December 31, 2008) and Crown Media Holdings, Inc. The graph assumes that $100 was invested in our stock on December 31, 2007 and that the same amount was invested in the Russell 2000 Index, Russell 3000 Index and the Peer Group Index. Historical results are not necessarily indicative of future performance. Our common stock is currently traded on The Nasdaq Global Market.

The stockholder return shown on the graph below is not necessarily indicative of future performance and we will not make or endorse any predictions as to future stockholder returns.

Outdoor Channel Holdings, Inc.

Performance Graph

Comparison of Cumulative Total Return*

*	Assumes $100 investment in our common stock on December 31, 2007

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012, have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Advertising	$39,648	$36,918	$37,000	$34,325	$36,562
Subscriber fees	21,584	20,155	17,953	18,848	17,495
Production services	16,090	14,782	28,389	33,679	—

Total revenues	77,322	71,855	83,342	86,852	54,057

Income from operations	4,292	6,754	4,586	1,910	4,839
Income before income taxes	3,702	6,772	4,617	1,983	6,360
Income tax provision	1,808	4,927	3,373	2,268	3,988

Net income (loss)	1,894	1,845	1,244	(285)	2,372
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to controlling interest	$1,894	$1,845	$1,244	$(285)	$2,372

Earnings (loss) per common share:
Basic	$0.08	$0.07	$0.05	$(0.01)	$0.09

Diluted	$0.07	$0.07	$0.05	$(0.01)	$0.09

Weighted average number of common shares outstanding:
Basic	25,137	24,821	24,513	24,452	25,369

Diluted	25,736	25,633	25,634	24,452	26,086

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,476	$19,498	$32,578	$20,848	$60,257
Investments in auction-rate and available-for-sale securities:
Current	27,494	40,049	26,995	38,090	—
Non-current	—	4,940	5,075	5,775	6,456
Goodwill	43,160	43,160	43,160	43,160	43,160
Other assets	48,562	41,539	45,844	48,905	33,081
Total assets	149,692	149,186	153,652	156,778	142,954
Total liabilities	18,062	15,861	18,110	18,480	6,545
Stockholders’ equity	131,630	133,325	135,542	138,298	136,409

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview and Strategy. The overview and strategy section provides a summary of our business.

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2012 compared to the year ended December 31, 2011.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the year ended December 31, 2012 compared to the year ended December 31, 2011.

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

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2012 compared to the year ended December 31, 2011 and our liquidity as of December 31, 2012.

OVERVIEW AND STRATEGY

Outdoor Channel Holdings, Inc. is an entertainment and media company. We are organized into three operating segments, Outdoor Channel or TOC, Production Services which includes solely our Winnercomm results and Aerial Cameras which includes SkyCam and CableCam. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our three operating segments follows.

Our core business, TOC, is engaged in the development, production and broadcast of traditional outdoor programming such as hunting, fishing and shooting. With hunting season being in the second half of the calendar year, the success of our hunting programming during this same time has been the main driver of our stronger financial performance in the second half of the year. We continue to broaden our programming offerings in the first half of the year in an attempt to improve our financial performance during that same period. Our fishing programming includes notable fishing programs like Bassmasters, Madfin Shark Series, Spanish Fly and Zona. In addition, we introduced Major League Fishing, a new program which features 24 of the top anglers in the United States which provides us with opportunities to bolster this type of programming. Overall, in addition to increasing revenue opportunities in the first half of the year, we believe this strategy will generate growth in our revenue from improving our program viewership ratings and increasing our distribution.

Our Production Services segment, which is made up entirely of our Winnercomm production entity, is closely aligned with our core focus on outdoor programming, but it also produces scripted and live event sports television and provides website services to other third parties.

Our Aerial Cameras segment, which we acquired along with the purchase of Winnercomm in 2009, is the dominant U.S. provider of sports-related aerial filming services. As we believe our Aerial Cameras segment is not strategically essential to our core outdoor business and will likely require significant capital investments to accelerate its growth, we announced in June 2012 that we are exploring strategic alternatives for this business and that process is still ongoing.

Recent Developments

As described in Part I, Item 1 of this report, on March 13, 2013, we entered into the KSE Merger Agreement with KSE and KSE Merger Sub, Inc., pursuant to which, subject to the satisfaction or waiver of certain conditions therein, KSE Merger Sub will merge with and into Outdoor Channel Holdings, Inc. As a result of the merger, KSE Merger Sub will cease to exist, and Outdoor Channel Holdings, Inc. will survive as an indirect wholly owned subsidiary of KSE. Following the closing, our shares will no longer be listed for trading on NASDAQ.

Upon the consummation of the merger, subject to the terms of the KSE Merger Agreement, which has been unanimously approved by our Board of Directors, each of our shares of common stock issued and outstanding immediately prior to the effective time of the KSE Merger (other than shares held in treasury stock, shares held by any of our direct or indirect subsidiaries, shares held by KSE or any of its subsidiaries and shares for which holders have properly perfected and not withdrawn a demand for appraisal pursuant to Delaware General Corporation Law) will be automatically converted into and thereafter represent the right to receive $8.75 in cash, without interest.

The completion of the merger is subject to customary conditions, including without limitation, (i) approval of the merger by our stockholders; (ii) expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The execution of the KSE Merger Agreement followed the determination by our Board of Directors that the terms of KSE proposal constituted a Superior Proposal under the terms of the InterMedia Merger Agreement. Prior to entering into the KSE Merger Agreement, we terminated the InterMedia Merger Agreement and paid InterMedia a termination fee of $6.5 million as required by the terms of the InterMedia Merger Agreement.

Outdoor Channel

Outdoor Channel is a national television network devoted primarily to traditional outdoor activities, such as hunting, fishing and shooting sports and other outdoor related lifestyle programming. TOC revenues consist primarily of advertising fees, including those from advertisements aired on Outdoor Channel and fees paid by third-party producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel, and subscriber fees paid by cable, satellite and telephone company distributors that air Outdoor Channel.

Our advertising revenue for TOC consists of advertising bought on our cable network and advertising revenue related to ads placed on our website, outdoorchannel.com. Advertising revenues are generally driven by audience delivery, which in turn are determined by our subscriber base and the ratings our programs achieve in those homes. A portion of TOC’s advertising contracts, primarily those with national non-endemic advertisers, may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts at the time we enter into such contracts. We base our estimate of audience size primarily on our Nielsen ratings from prior years. If after running the advertising we determine we did not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue, and we then provide the advertiser with additional advertising time to reach the aggregate minimum audience that we guaranteed and then recognize such revenue at that time. Any estimated make-good accrual is adjusted throughout the terms of the advertising contracts. The continued growth of our advertising revenues will, to a certain extent, be dependent on the growth of our audience viewing and subscriber base, as well as the general health of the advertising marketplace.

For December 2012, Nielsen estimated that Outdoor Channel had 38.6 million subscriber homes compared to 35.4 million for the same period a year ago. Nielsen revises its estimate of the number of subscribers to our channel each month and there is usually a lag of 2-3 months before Nielsen captures any new launches or tier migrations. For March 2013 Nielsen’s estimate increased to 39.1 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Our March 2013 Nielsen estimate of 39.1 million subscribers is the highest Outdoor Channel has ever achieved. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen Media Research and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. There can be no assurances that there will be any correlation between our actual paying subscribers compared to Nielsen’s estimate.

We continue to pursue subscriber growth by utilizing various incentives, including offering lower per-subscriber fees for broader distribution, payment of subscriber acquisition or launch support fees and committing TOC marketing dollars among other tactics. Any subscriber acquisition or launch support fees are capitalized and amortized over the period that the pay television distributor is required to carry the newly acquired TOC subscriber. To the extent revenue is associated with the incremental subscribers, the amortization is charged to offset the related revenue. Any excess of launch support amortization over the related subscriber fee revenue is charged to expense as other direct costs. During 2012, we gained approximately 1.9 million subscribers through carriage upgrades in the northeastern United States. Due to penetration discounts, we do not expect a significant increase in subscriber fees from these systems.

While we are 100% programmed in high-definition format (“HD”), our HD signal is only carried on a subset of our overall subscriber base. We currently have approximately 15.3 million HD subscriber homes, all of which are on cable or telephone systems. We are continuing our efforts to increase the carriage of our HD signal as we deem this to be an important competitive feature.

We increased our programming expenditures in 2012 and expect to continue to see increases in programming costs as we believe we need to invest in our programming brand given the increased viewing alternatives, including competitors with similar outdoor themed programming. Our advertising and marketing expense increased in 2012 compared to 2011, partially driven by marketing focused on new distribution we achieved in the latter part of 2011 and in 2012. While we believe these investments in programming and marketing will help assure our long term growth, they may have a dampening effect on TOC’s operating income in the near term.

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

Since our acquisition of Winnercomm in January 2009, we have been focused on eliminating Winnercomm’s low margin production and non-strategic business and returning the segment to profitability. This has resulted in a material reduction of the segment’s third-party revenues and gross profits. Our Winnercomm unit is increasingly being used to produce high quality programming for TOC, including Major League Fishing (“MLF”) and Elite Tactical Unit (“ETU”), the latter a new program that launched on TOC in January 2013.

Aerial Cameras

Our Aerial Cameras segment is comprised of our SkyCam and CableCam entities, which were acquired in connection with our Winnercomm acquisition in January 2009. These entities are engaged in providing aerial camera services for customer owned telecasts. Most of the segment’s revenues relate to professional and college football, but we also provide services, although to a much lesser extent, for other sports such as baseball, soccer and hockey and for special events such as concerts. In an effort to expand our business to other areas outside of football and sports in general, in April 2012 we signed our first ever contract with a U.S. government prime contractor related to a U.S. military project, which we hope will become a new and growing customer group for us.

In the second quarter of 2012 one of our key network clients exercised their option to extend our agreement covering NFL football games for two additional years and also awarded us additional college football games for the 2012 and 2013 seasons.

During 2011 our Aerial Cameras segment received a favorable jury verdict on our legal actions against ActionCam and its founder, a competitor to our aerial camera business which we initiated suit against in 2009 for misappropriation of trade secrets, breach of separation agreement and unfair competition. In late September 2012, the court issued final orders in the matter upholding the jury award to SkyCam and further awarding SkyCam a royalty per each event covered by ActionCam from September 1, 2009 through March 1, 2013. In October 2012, the Company filed a claim with the court for ActionCam to reimburse the Company for legal fees incurred in connection with the suit. The Company has not recorded any awards or royalty income from ActionCam as there is no certainty that ActionCam has the ability to pay these awards and might appeal the court’s decision.

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

We review goodwill for impairment annually as of October 1, or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Prior to 2011, we performed a two-step impairment test on goodwill. In the first step, we compare the fair value of our reporting unit with goodwill to its carrying value. If the fair value of our reporting unit exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

Current accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Our annual goodwill impairment test was conducted in the fourth quarter of 2012 and we concluded that there was no impairment of our goodwill as of October 1, 2012. No impairment losses were recorded on goodwill during the years ended December 31, 2012, 2011 or 2010.

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

We have not issued any new stock options during the three year period ended December 31, 2012 and have instead granted restricted stock and restricted stock units to certain of our employees and to most of our board of directors.

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

We have experienced a materially higher income tax expense in 2011 and 2010 than would be expected based on a 34% statutory income tax rate due to the expiration of unexercised stock options and performance units and to a lesser extent, due to deduction limits related officer compensation. We expect that certain deferred income tax assets relating to outstanding stock options at December 31, 2012 that expire in 2013 and 2014 will, if unexercised, generate deferred tax expense in those years of approximately $153,000 and $156,000, respectively.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Boards (“FASB”) issued an accounting standard update to simplify how entities test indefinite-lived intangible assets for impairment. The guidance provides companies with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for the Company’s annual and interim periods beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, with the exception of goodwill, as we have no indefinite-lived intangible assets.

In February 2013, the FASB issued an accounting standard update which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the years ended December 31, 2012 and 2011.

Comparison of Consolidated Operating Results for the Years Ended December 31, 2012 and December 31, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2012	2011	$	%	2012	2011

Revenues:
Advertising	$39,648	$36,918	$2,730	7%	51%	51%
Subscriber fees	21,584	20,155	1,429	7	28	28
Production services	16,090	14,782	1,308	9	21	21

Total revenues	77,322	71,855	5,467	8	100	100

Cost of services:
Programming	8,365	7,511	854	11	11	11
Satellite transmission fees	1,726	1,590	136	9	2	2
Production and operations	20,792	19,616	1,176	6	27	27
Other direct costs	382	280	102	36	1	—

Total cost of services	31,265	28,997	2,268	8	40	40

Other expenses:
Advertising	7,423	2,845	4,578	161	10	4
Selling, general and administrative	29,502	30,385	(883)	(3)	38	42
Merger related expenses	1,942	—	1,942	N/A	3	—
Depreciation and amortization	2,898	2,874	24	1	4	4

Total other expenses	41,765	36,104	5,661	16	54	50

Income from operations	4,292	6,754	(2,462)	(37)	6	9

Other-than-temporary impairment on auction-rate securities	(680)	—	(680)	N/A	(1)	—

Interest and other income, net	90	18	72	400	1	—

Income from operations before income taxes	3,702	6,772	(3,070)	(45)	5	9

Income tax provision	1,808	4,927	(3,119)	(63)	2	7

Net income	$1,894	$1,845	$49	3%	3%	3%

(percentages may not add due to rounding)

Revenues

Total revenues for 2012 were $77.3 million, an increase of $5.5 million, or 8%, compared to revenues of $71.9 million for 2011. The increase was due primarily to higher advertising and subscriber revenue at TOC and higher production services revenue at our Aerial Camera unit, net of a decline in revenue at our Production Services unit, all as discussed further in our segment results of operations below.

Cost of Services

Total cost of services for 2012 was $31.3 million, an increase of $2.3 million, or 8%, compared to $29.0 million for 2011. The increase was primarily driven by higher production costs at our Aerial Cameras unit and increases in programming and operational expenses at our Outdoor Channel unit, offset somewhat by a decline in cost of service at our Production Services unit - all as further discussed in the segment results of operations below.

Other Expenses

Advertising expenses for 2012 were $7.4 million, a 161% increase compared to $2.8 million for 2011. The increase was due to increased cross channel advertising and promotional campaigns in support of recent new subscriber and program launches.

Selling, general and administrative (“SG&A”) expenses for 2012 were $29.5 million, a 3% decrease compared to $30.4 million 2011. The decrease was primarily driven by lower legal expenses related to our ActionCam litigation at our Aerial Camera unit partially offset by higher professional fees associated with distribution renewals and succession related compensation expense.

Merger related expenses for 2012 were $1.9 million and related to our anticipated merger with InterMedia Outdoors Holdings, LLC, which was subsequently terminated on March 13, 2013.

Depreciation and amortization expense for 2012 was $2.9 million, a 1% increase compared to depreciation and amortization expense of $2.9 million for 2011. The increase primarily relates to an increase in assets at our Aerial Camera unit.

Income from Operations

Income from operations for 2012 was $4.3 million, a decrease of $2.5 million, compared to $6.8 million for 2011. As discussed below in our segment results of operations, the decrease in our income from operations for 2012 compared to the prior year period was driven primarily by an increase in advertising expense and SG&A expenses related to merger and acquisition activities, partially offset by increases in production services revenue.

Other-than-temporary Impairment on Auction-Rate Securities

Other-than-temporary impairment on auction-rate securities was $680,000 for 2012. This impairment loss resulted from the change in our intention to no longer hold these securities until their maturity since in connection with our anticipated merger with InterMedia Outdoors Holdings, LLC, we intended to sell these securities when the merger closed. Subsequent to year-end we sold these securities and used the sale price received as the best indicator of fair value as of December 31, 2012 which was below the original purchase value resulting in the impairment loss.

Interest and Other Income, Net

Interest and other income, net for 2012 was income of $90,000, an increase of $72,000, compared to income of $18,000 for 2011. The increase was principally the result of higher interest earned on our securities.

Income from Operations Before Income Taxes

Resulting income from operations before income taxes for 2012 was $3.7 million, a 45% decrease compared to income from operations before income taxes of $6.8 million for 2011.

Income Tax Provision

Income tax expense for 2012 was $1.8 million compared to $4.9 million for 2011. The income tax provision reflected in the accompanying consolidated statements of operations for 2012 and 2011 is different than that computed based on the applicable statutory Federal income tax rate of 34% due to state taxes, the tax effect of accounting for share-based compensation and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m). The effective income tax rate was approximately 49% for 2012 and 73% for 2011. Certain performance units that were granted to our Chief Executive Officer in 2006 along with other previously granted stock options expired unissued in October 2011, which resulted in a decrease of $2.0 million to our deferred tax assets and a corresponding increase to income tax expense. Our remaining unexercised stock options at December 31, 2012 will expire in 2013 and 2014 and if they are not exercised, we will record deferred income tax expense in those years of approximately $153,000 and $156,000, respectively.

Net Income

Our resulting net income for 2012 was $1.9 million compared to net income of $1.8 million for 2011.

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

TOC

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

			Change
	2012	2011	$	%
Revenues:
Advertising	$39,648	$36,918	$2,730	7%
Subscriber fees	21,584	20,155	1,429	7

Total revenues	61,232	57,073	4,159	7

Cost of services:
Programming	8,826	8,434	392	5
Satellite transmission fees	1,726	1,590	136	9
Production and operations	7,980	7,502	478	6
Other direct costs	382	280	102	36

Total cost of services	18,914	17,806	1,108	6

Other expenses:
Advertising	7,443	2,865	4,578	160
Selling, general and administrative	26,434	24,669	1,765	7
Merger related expenses	1,942	—	1,942	N/A
Depreciation and amortization	1,367	1,432	(65)	(5)

Total other expenses	37,186	28,966	8,220	28

Income from operations	5,132	10,301	(5,169)	(50)

Other-than-temporary impairment on auction-rate securities	(680)	—	(680)	N/A

Interest and other income, net	163	109	54	50

Income from operations before income taxes	$4,615	$10,410	$(5,795)	56%

(percentages may not add due to rounding)

Revenues

Total revenues for TOC for 2012 increased to $61.2 million, or 7%, compared to $57.1 million in 2011.

Advertising revenue for 2012 was $39.6 million, an increase of $2.7 million, or 7%, compared to $36.9 million for 2011. The increase in advertising revenue for 2012 was due primarily to an increase in advertising revenues from higher priced endemic advertisers and to new sponsorship revenues related to MLF, which debuted on our network in the second quarter of 2012.

Subscriber fees for 2012 were $21.6 million, an increase of $1.4 million, or 7%, compared to $20.2 million for 2011. The increase in subscriber fees was primarily due to an increase in subscribers and in subscriber rates.

Cost of Services

Programming expenses for 2012 were $8.8 million, an increase of $392,000, or 5%, compared to $8.4 million for 2011. This increase was due primarily to the debut of our MLF program, which was more expensive than the 2011 time period programming it replaced and to increased program write-downs.

Satellite transmission fees for 2012 were $1.7 million, an increase of $136,000, or 9%, compared to $1.6 million for 2011. This increase relates to an upgrade in backup transponder services negotiated in 2012.

Production and operations costs for 2012 were $8.0 million, an increase of $478,000, or 6%, compared to $7.5 million for 2011. The increase in costs for 2012 was driven primarily by increases to our website costs and executive compensation and recruiting costs.

Other direct costs for 2012 were $382,000, an increase of $102,000, or 36%, compared to $280,000 for 2011. This increase was due primarily to net increases in subscriber acquisition fees amortization related to system migrations in late 2011.

Other Expenses

Advertising expenses for 2012 were $7.4 million, an increase of $4.6 million, or 160%, compared to $2.9 million for 2011. The increase in 2012 was primarily due to increased cross channel advertising and promotional campaigns to support recent new subscriber launches and to new programs launching in the first quarter of 2013.

SG&A expenses, which includes corporate expenses to the extent not allocated to other segments, for 2012 were $26.4 million, an increase of $1.8 million, or 7%, compared to $24.7 million for 2011. This increase was primarily driven by increased professional fees associated with distributor agreement renewals and succession-related compensation expense, partially offset by a reduction in our provision for doubtful accounts.

Merger related expenses for 2012 were $1.9 million and related to our anticipated merger with InterMedia Outdoors Holdings, LLC, which was subsequently terminated on March 13, 2013.

Depreciation and amortization for 2012 was $1.4 million, a decrease of $65,000, or 5%, compared to $1.4 million for 2011. The decrease in depreciation and amortization primarily relates to more assets becoming fully depreciated than depreciation on asset additions in that same period.

Income from Operations

Income from operations for 2012 was $5.1 million, a decrease of $5.2 million, compared to $10.3 million for 2011. As discussed above, the decrease in our income from operations was driven primarily by increased advertising expense, increased SG&A expenses related to merger and acquisition activities and succession-related compensation expense, partially offset by increases in advertising and subscriber fee revenues.

Other-than-temporary Impairment on Auction-Rate Securities

Other-than-temporary impairment on auction-rate securities was $680,000 for 2012. This impairment loss resulted from the change in our intention to no longer hold these securities until their maturity since in connection with our anticipated merger with InterMedia Outdoors Holdings, LLC, we intended to sell these securities when the merger closed. Subsequent to year-end we sold these securities and used the sale price received as the best indicator of fair value as of December 31, 2012 which was below the original purchase value resulting in the impairment loss.

Interest and Other Income, Net

Interest and other income, net for 2012 was income of $163,000, an increase of $54,000, compared to income of $109,000 for 2011. The increase was due primarily to higher interest earned on our securities.

Production Services

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

			Change
	2012	2011	$	%
Revenues:
Production services	$6,963	$9,228	$(2,265)	(25)%

Total revenues	6,963	9,228	(2,265)	(25)

Cost of services:
Production and operations	6,022	7,874	(1,852)	(24)

Total cost of services	6,022	7,874	(1,852)	(24)

Other expenses:
Selling, general and administrative	1,095	2,651	(1,556)	(59)
Depreciation and amortization	495	552	(57)	(10)

Total other expenses	1,590	3,203	(1,613)	(50)

Loss from operations	(649)	(1,849)	1,200	(65)

Interest and other income, net	—	—	—	—

Loss from operations before income taxes	$(649)	$(1,849)	$1,200	(65)%

(percentages may not add due to rounding)

Revenues

Production services revenue for 2012 was $7.0 million, a decrease of $2.3 million, or 25%, as compared to $9.2 million for 2011. The decrease in 2012 as compared to the same period a year ago was due primarily to an expected and continued reduction in the number of third-party production contracts that were renewed at Winnercomm for 2012.

Cost of Services

Production and operations costs for 2012 were $6.0 million, a decrease of $1.9 million, or 24%, compared to $7.9 million for 2012. The decrease in costs in 2012 relates primarily to decreased production costs caused by fewer third-party production contracts being renewed in the current year.

Other Expenses

SG&A expenses for 2012 were $1.1 million, a decrease of $1.6 million, or 59%, compared to $2.7 million for 2011. This decrease relates primarily to reduced payroll and related compensation costs associated with the elimination and reassignment of personnel in the current year as compared to the prior year and to reduced rent and related expenses resulting from the relocation of our Winnercomm business to a new facility in October 2011.

Depreciation and amortization for 2012 was $495,000, a decrease of $57,000, or 10%, compared to $552,000 for 2011. The decrease in depreciation and amortization for 2012 primarily relates to more fixed assets becoming fully depreciated over the past year than depreciation on assets acquired in that same period.

Loss from Operations

Our resulting loss from operations for 2012 was $649,000, an improvement of $1.2 million compared to a net loss from operations of $1.8 million for 2011. The decrease in loss from operations was due primarily to lower SG&A expenses.

Aerial Cameras

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

			Change
	2012	2011	$	%
Revenues:
Production services	$12,018	$8,663	$3,355	39%

Total revenues	12,018	8,663	3,355	39

Cost of services:
Production and operations	9,132	6,342	2,790	44

Total cost of services	9,132	6,342	2,790	44

Other expenses:
Selling, general and administrative	1,973	3,065	(1,092)	(36)
Depreciation and amortization	1,036	890	146	16

Total other expenses	3,009	3,955	(946)	(24)

Loss from operations	(123)	(1,634)	1,511	(93)

Interest and other income, net	(73)	(91)	18	(20)

Loss from operations before income taxes	$(196)	$(1,725)	$1,529	(89)%

(percentages may not add due to rounding)

Revenues

Production services revenue from our aerial camera unit for 2012 was $12.0 million, an increase of $3.4 million, or 39%, as compared to $8.7 million for 2011. The increase in 2012 was due primarily to revenues from our development project with a prime contractor of the U.S. government and an increase in the number of collegiate sporting events, minimally offset by various miscellaneous aerial camera production events that did not reoccur in 2012.

Cost of Services

Production and operations costs for 2012 were $9.1 million, an increase of $2.8 million, or 44%, compared to $6.3 million for 2011. The increase in costs in 2012 relates primarily to our U.S. government development project, the increased number of collegiate sporting events offset by reduced rent and related facility costs.

Other Expenses

SG&A expenses for 2012 were $2.0 million, a decrease of $1.1 million, or 36%, compared to $3.1 million for 2011. This decrease relates primarily to reduced legal fees related to the ActionCam litigation and reduced rent and related expenses resulting from our facility move to Ft. Worth, Texas in September 2011.

Depreciation and amortization for 2012 was $1.0 million, an increase of $146,000, or 16%, compared to $890,000 for 2011. The increase in depreciation and amortization for 2012 primarily relates to new assets purchased in 2012 for expanded sporting event coverage and capacity along with a full year amortization of our leasehold improvements at our new location in Ft. Worth, Texas incurred in September 2011.

Loss from Operations

Our resulting loss from operations for 2012 was $123,000, an improvement of $1.5 million compared to a net loss from operations of $1.6 million for 2011. The decrease in loss from operations for the year was due primarily to increased revenues and related margins and reductions in SG&A expense.

Interest and Other Income, Net

Interest and other income, net for 2012 was an expense of $73,000, a decrease of $18,000, compared to an expense of $91,000 for 2011.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE PRIOR YEAR PERIOD

Comparison of Consolidated Operating Results for the Years Ended December 31, 2011 and December 31, 2010

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2011	2010	$	%	2011	2010

Revenues:
Advertising	$36,918	$37,000	$(82)	—%	51%	44%
Subscriber fees	20,155	17,953	2,202	12	28	22
Production services	14,782	28,389	(13,607)	(48)	21	34

Total revenues	71,855	83,342	(11,487)	(14)	100	100

Cost of services:
Programming	7,511	6,139	1,372	22	11	7
Satellite transmission fees	1,590	1,584	6	—	2	2
Production and operations	19,616	29,036	(9,420)	(32)	27	35
Other direct costs	280	447	(167)	(37)	—	1

Total cost of services	28,997	37,206	(8,209)	(22)	40	45

Other expenses:
Advertising	2,845	3,521	(676)	(19)	4	4
Selling, general and administrative	30,385	34,646	(4,261)	(12)	42	42
Depreciation and amortization	2,874	3,383	(509)	(15)	4	4

Total other expenses	36,104	41,550	(5,446)	(13)	50	50

Income from operations	6,754	4,586	2,168	47	9	6

Interest and other income, net	18	31	(13)	(42)	—	—

Income from operations before income taxes	6,772	4,617	2,155	47	9	6

Income tax provision	4,927	3,373	1,554	46	7	4

Net income	$1,845	$1,244	$601	48%	3%	2%

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

Loss from Operations

Our resulting loss from operations for 2011 was $1.8 million, a decrease of $289,000 compared to a net loss from operations of $2.1 million for 2010.

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

Depreciation and amortization for 2011 was $890,000, a decrease of $33,000, or 4%, compared to $923,000 for 2010. The decrease in depreciation and amortization for 2011 primarily relates to certain intangible assets becoming fully amortized prior to the current year period, partially offset by increased depreciation of new assets and leasehold improvements at our new location in Ft. Worth, Texas.

Loss from Operations

Our resulting loss from operations for 2011 was $1.6 million, an increase of $391,000 compared to a net loss from operations of $1.2 million for 2010.

Interest and Other Income, Net

Interest and other income, net for 2011 was an expense of $91,000, an increase of $1,000, compared to an expense of $90,000 for 2010.

LIQUIDITY AND CAPITAL RESOURCES

We generated $5.9 million of cash from operating activities in 2012, compared to $9.3 million in 2011. Our combined cash and cash equivalent and investment in available-for-sale securities balance was $53.4 million at December 31, 2012, a decrease of $6.1 million from the combined balance of $59.5 million at December 31, 2011. The decrease in cash flows from operating activities in 2012 compared to the same period in 2011 was due primarily to a decrease in our operating income, increases in working capital related to investment in new programming and higher subscriber acquisition payments. Net working capital increased to $73.5 million at December 31, 2012, compared to $72.3 million at December 31, 2011.

Net cash provided by investing activities was $12.5 million in 2012 compared to cash used in investing activities of $15.1 million for 2011. The increase in cash provided by investing activities related principally to net sales (sales, net of purchases) of short-term available-for-sale securities partially offset by a $2.6 million increase in capital expenditures for fixed assets. The increase in our capital expenditures from 2011 to 2012 related primarily to the expansion of our offices at our Temecula headquarters to accommodate additional staff who relocated in late January 2013 from our former leased facility adjacent to our owned building. The cash used in investing activities in 2011 related primarily to the net purchases of short-term available-for-sale securities, net of capital expenditures for fixed asset replacements.

As of December 31, 2012, we held $4.6 million in our investments in auction-rate securities (“ARS”) which consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and both have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. In connection with our anticipated merger with InterMedia Outdoors Holdings, LLC pursuant to the InterMedia Merger Agreement dated November 15, 2012 (which was subsequently terminated on March 13, 2013), we no longer intended to hold these ARS until their maturity but intended to sell them around the anticipated merger completion date, which we estimated at the time to be in the first quarter of 2013. Therefore, we obtained estimated market pricing as of December 31, 2012 and have adjusted the fair value of these ARS down to the expected sale price. As a result of this adjustment we have recorded a loss on our ARS. We deemed the loss to be other-than-temporary since these ARS were sold in March 2013.

Cash used by financing activities was $7.4 million for both 2012 and $7.3 million for 2011. The cash used by financing activities relates to a special $6.3 million dividend ($.25 per common share) declared in November 2012 and paid in December 2012 and another special $6.2 million dividend declared and paid in December 2011, in addition to the purchase and retirement of treasury stock as employees used stock to satisfy withholding taxes related to the vesting of restricted shares.

On September 5, 2012, the Company renewed its revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2013 and renewing the total amount which can be drawn upon under the Revolver to $10,000,000. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% and 3.25% as of December 31, 2012 and 2011, respectively) plus 0.25% or LIBOR (0.25% and 0.31% as of December 31, 2012 and 2011, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of December 31, 2012, we did not have any amounts outstanding under this credit facility and we were in compliance with all the Revolver covenants. This Revolver is guaranteed by TOC.

While we declared special dividends in December 2012 and 2011, there are no current plans to declare such a dividend in 2013. However, our Board of Directors continues to regularly assess our need for cash and liquidity.

As of December 31, 2012, we had sufficient cash on hand and expected cash flow from operations to meet our short-term cash flow requirements. Management believes that our existing cash resources, including cash on-hand and anticipated cash flows from operations, will be sufficient to fund our operations at current levels and anticipated capital requirements through at least December 31, 2013. To the extent that such amounts are insufficient to finance our working capital requirements or our desire to expand operations beyond current levels, we could seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

A summary of our contractual obligations as of December 31, 2012 is as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

Operating lease obligations	$9,534	$2,086	$3,738	$2,683	$1,027
Purchase obligations	5,221	4,520	701	—	—
Employment agreements	3,231	1,796	1,435	—	—

Total	$17,986	$8,402	$5,874	$2,683	$1,027

Operating lease obligations principally relate to satellite lease commitments for delivery of our signal and office leases. Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotions, including magazine advertisements, talent agreements, equipment or software maintenance, ratings and research services and other operating purchases. Employment agreements represent remaining base salary obligations through the end of their agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2012 our investment portfolio included auction-rate securities of $4.6 million which we have classified as current assets due to our intent to sell in connection with our anticipated merger with InterMedia Outdoors Holdings, LLC pursuant to the InterMedia Merger Agreement dated November 15, 2012 (which was subsequently terminated on March 13, 2013). Because we intended to sell them around the anticipated merger completion date, which we estimated at the time to be in the first quarter of 2013, these securities were sold in March 2013 at their December 31, 2012 carrying value. At December 31, 2011, our investment portfolio included auction-rate securities of $4.9 million, with long-term maturities. The interest rates on these securities adjust monthly which somewhat mitigates any interest rate risk. However, due to the amount of our investment portfolio, an immediate 10% change in interest rates in these securities would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time may increase our interest expense.

We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of December 31, 2012 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would not have a material, immediate impact on our financial condition, operating results or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

* * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outdoor Channel Holdings, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Outdoor Channel Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 18, 2013

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,476	$19,498
Investments in available-for-sale securities	22,943	40,049
Investments in auction-rate securities	4,551	—
Accounts receivable, net of allowance for doubtful accounts of $922 and $949	15,066	13,657
Income taxes	53	3
Deferred tax assets, net	3,136	2,168
Programming and production costs	9,589	6,020
Subscriber acquisition fees, current portion	608	1,523
Other current assets	4,413	4,352

Total current assets	90,835	87,270

Property, plant and equipment, net	14,121	11,875
Amortizable intangible assets, net	170	378
Goodwill	43,160	43,160
Investments in auction-rate securities	—	4,940
Deferred tax assets, net	453	754
Subscriber acquisition fees, net of current portion	702	421
Deposits and other assets	251	388

Totals	$149,692	$149,186

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,143	$12,424
Deferred revenue	1,974	634
Deferred obligations, current portion	70	49
Unfavorable lease, current portion	178	163
Income taxes payable	948	1,685

Total current liabilities	17,313	14,955

Deferred obligations	246	224
Unfavorable lease	503	682

Total liabilities	18,062	15,861

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,931 and 25,461 shares issued and outstanding	26	25
Additional paid-in capital	171,967	169,540
Accumulated other comprehensive income (loss)	4	(287)
Accumulated deficit	(40,367)	(35,953)

Total stockholders’ equity	131,630	133,325
Noncontrolling interest	—	—

Totals	$149,692	$149,186

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Advertising	$39,648	$36,918	$37,000
Subscriber fees	21,584	20,155	17,953
Production services	16,090	14,782	28,389

Total revenues	77,322	71,855	83,342

Cost of services:
Programming	8,365	7,511	6,139
Satellite transmission fees	1,726	1,590	1,584
Production and operations	20,792	19,616	29,036
Other direct costs	382	280	447

Total cost of services	31,265	28,997	37,206

Other expenses:
Advertising	7,423	2,845	3,521
Selling, general and administrative	29,502	30,385	34,646
Merger related expenses	1,942	—	—
Depreciation and amortization	2,898	2,874	3,383

Total other expenses	41,765	36,104	41,550

Income from operations	4,292	6,754	4,586

Other-than-temporary impairment on auction-rate securities	(680)	—	—

Interest and other income, net	90	18	31

Income from operations before income taxes	3,702	6,772	4,617

Income tax provision	1,808	4,927	3,373

Net income	1,894	1,845	1,244

Net income attributable to noncontrolling interest	—	—	—

Net income attributable to controlling interest	$1,894	$1,845	$1,244

Earnings per common share data:
Basic	$0.08	$0.07	$0.05

Diluted	$0.07	$0.07	$0.05

Weighted average number of common shares outstanding:
Basic	25,137	24,821	24,513

Diluted	25,736	25,633	25,634

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)

Net income	$1,894	$1,845	$1,244

Other comprehensive income, net of tax:
Reclassification adjustment of other-than-temporary impairment losses on auction-rate securities recognized in net income	289	—	—
Effect of change in fair value of available-for-sale and auction-rate securities	2	65	92

Comprehensive income	$2,185	$1,910	$1,336

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
	(In thousands)

Balance, January 1, 2012	25,461	$25	$169,540	$(287)	$(35,953)	$133,325	$—	$133,325

Net income	—	—	—	—	1,894	1,894	—	1,894

Reclassification adjustment of other-than-temporary impairment losses on auction-rate securities recognized in net income, net of tax	—	—	—	289	—	289	—	289

Change in fair value of available-for-sale securities, net of tax	—	—	—	2	—	2	—	2

Special dividend paid in cash	—	—	—	—	(6,308)	(6,308)	—	(6,308)

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	630	1	(1)	—	—	—	—	—

Share-based employee and director compensation expense	—	—	3,517	—	—	3,517	—	3,517

Purchase and retirement of treasury stock related to employee and director share-based compensation activity	(160)	—	(1,157)	—	—	(1,157)	—	(1,157)

Excess tax benefit from share-based compensation	—	—	68	—	—	68	—	68

Balance, December 31, 2012	25,931	$26	$171,967	$4	$(40,367)	$131,630	$—	$131,630

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
	(In thousands)

Balance, January 1, 2011	25,354	$25	$167,437	$(352)	$(31,568)	$135,542	$—	$135,542

Net income	—	—	—	—	1,845	1,845	—	1,845

Change in fair value of available-for-sale and auction-rate securities, net of tax	—	—	—	65	—	65	—	65

Special dividend paid in cash	—	—	—	—	(6,230)	(6,230)	—	(6,230)

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	259	—	—	—	—	—	—	—

Share-based employee and director compensation expense	—	—	3,153	—	—	3,153	—	3,153

Purchase and retirement of treasury stock related to employee and director share-based compensation activity	(152)	—	(1,050)	—	—	(1,050)	—	(1,050)

Balance, December 31, 2011	25,461	$25	$169,540	$(287)	$(35,953)	$133,325	$—	$133,325

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)

Balance, January 1, 2010	25,444	$25	$165,374	$(444)	$(26,657)	$138,298

Net income	—	—	—	—	1,244	1,244

Change in fair value of available-for-sale and auction-rate securities, net of tax	—	—	—	92	—	92

Special dividend paid in cash	—	—	—	—	(6,155)	(6,155)

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	114	—	—	—	—	—

Share-based employee and director compensation expense	—	—	3,244	—	—	3,244

Purchase and retirement of treasury stock related to employee and director share-based compensation activity	(142)	—	(840)	—	—	(840)

Purchase and retirement of treasury stock related to the stock repurchase program	(62)	—	(341)	—	—	(341)

Balance, December 31, 2010	25,354	$25	$167,437	$(352)	$(31,568)	$135,542

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Operating activities:
Net income	$1,894	$1,845	$1,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,898	2,874	3,383
Amortization of subscriber acquisition fees	1,582	1,511	1,619
Loss on sale of equipment	17	151	133
Realized gain on sale of available-for-sale and auction-rate securities	—	—	(11)
Other-than-temporary impairment on auction-rate securities	680	—	—
Provision for doubtful accounts	188	262	1,062
Share-based employee and director compensation	3,517	3,153	3,244
Deferred tax provision, net	(666)	1,796	205
Excess tax benefit from share-based compensation	(68)	—	—

Changes in operating assets and liabilities:
Accounts receivable	(1,597)	2,835	(1,989)
Income tax receivable and payable, net	(721)	(704)	1,927
Programming and production costs	(3,569)	(792)	882
Other current assets	(61)	(1,547)	(934)
Deposits and other assets	101	107	109
Subscriber acquisition fees	(1,435)	(191)	(2,129)
Accounts payable and accrued expenses	1,893	(2,099)	777
Deferred revenue	1,340	118	(953)
Deferred obligations	43	83	(152)
Unfavorable lease obligations	(164)	(149)	(136)

Net cash provided by operating activities	5,872	9,253	8,281

Investing activities:
Purchases of property, plant and equipment	(4,742)	(2,167)	(1,253)
Purchase of intangibles	—	(85)	—
Proceeds from sale of equipment	138	53	102
Purchases of available-for-sale securities	(72,256)	(83,590)	(103,964)
Proceeds from sale of available-for-sale and auction-rate securities	89,363	70,736	115,900

Net cash provided by (used in) investing activities	12,503	(15,053)	10,785

Financing activities:
Purchase and retirement of stock related to stock repurchase program	—	—	(341)
Payment of dividends on common stock	(6,308)	(6,230)	(6,155)
Purchase of treasury stock	(1,157)	(1,050)	(840)
Excess tax benefit from share-based compensation	68	—	—

Net cash used in financing activities	(7,397)	(7,280)	(7,336)

Net increase (decrease) in cash and cash equivalents	10,978	(13,080)	11,730
Cash and cash equivalents, beginning of year	19,498	32,578	20,848

Cash and cash equivalents, end of year	$30,476	$19,498	$32,578

Supplemental disclosure of cash flow information:

Interest paid	$4	$—	$—

Income taxes paid, net of refund	$3,207	$3,752	$1,230

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Supplemental disclosures of non-cash investing and financing activities:

Issuance of restricted stock to employees for services rendered	$4,609	$1,877	$1,362

Reclassification adjustment of other-than-temporary impairment losses on auction-rate securities recognized in net income, net of tax	$289	$—	$—

Effect of change in fair value of available-for-sale and auction-rate securities	$2	$65	$92

Property, plant and equipment costs incurred but not paid	$313	$211	$35

Subscriber acquisition fees incurred but not paid	$—	$488	$186

See Notes to Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1 — Organization and Business

Description of Operations

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with our subsidiaries, and consolidated affiliate, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns OC Corporation which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, which is the entity that owns the building that houses our broadcast facility. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing, shooting sports and other related lifestyle programming. Outdoor Channel Holdings also wholly owns Winnercomm, Inc., which is referred to as “Production Services.” The Production Services business relates to the production, development and marketing of sports programming. Winnercomm, Inc. wholly owns CableCam, LLC and SkyCam, LLC which comprise our Aerial Camera business. The Aerial Camera business is engaged in providing aerial camera services for customer owned telecasts.

In August 2011, TOC entered into an agreement with Professional Bass Tour (“PBT”) to establish Major League Fishing, LLC (“MLF”), a joint venture created to produce a new style of professional competitive bass fishing tournaments to air exclusively on Outdoor Channel. We are a 50% owner in MLF, control the venture’s board of managers and will fund 100% of the costs of the venture via preferred capital contributions bearing a priority return which must be redeemed before MLF can make profit distributions. Accordingly, we are deemed the primary beneficiary and MLF is being treated as a variable interest entity, as defined by Accounting Standards Codification (“ASC”) ASC 810, and MLF has been consolidated in our accompanying financial statements. Profits shall be allocated pro rata in proportion to the number of membership interests of MLF and losses shall be allocated in a similar proportionate manner but only while a member’s capital account is positive. Losses in excess of member’s capital are not allocated to members but will be only allocated to us. As of December 31, 2012, we have contributed approximately $1.8 million to MLF and no amounts have been contributed by PBT. MLF recorded a loss for the year ended December 31, 2012.

Proposed Merger Transaction

On November 15, 2012, we entered into the InterMedia Merger Agreement with InterMedia Outdoors Holdings, LLC. The InterMedia Merger Agreement would have created a holding company that would have owned and operated two television cable networks targeting outdoor enthusiasts. On March 13, 2013 we terminated the InterMedia Merger Agreement and entered into a merger agreement with Kroenke Sports & Entertainment, LLC (“KSE). See Note 17.

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

We review goodwill for impairment on an annual basis, as of October 1st, or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Prior to 2011, we performed a two-step impairment test on goodwill. In the first step, we compare the fair value of our reporting unit with goodwill to its carrying value. If the fair value of our reporting unit exceeds the carrying values of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

Current accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Our annual goodwill impairment test was conducted in the fourth quarter of 2012 and we concluded that there was no impairment of our goodwill as of October 1, 2012. No impairment losses were recorded on goodwill during the years ended December 31, 2012, 2011 or 2010.

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

Production services revenue includes revenue from sponsorship and advertising fees from customer advertising inventory, revenue from production services for customer-owned telecasts, revenue from aerial camera services for customer-owned telecasts, a U.S. government project and revenue from website design, management, marketing and hosting services. Advertising revenues are recognized when the advertisement is aired and the collectability of fees is reasonably assured. Revenue from production services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Costs incurred prior to completion and delivery are reflected as programming and production costs in the accompanying consolidated balance sheets. Advances of contract fees received prior to completion and delivery are shown as deferred revenue in the accompanying consolidated balance sheets.

Revenue from aerial camera services for customer-owned telecasts is recognized upon completion and delivery of the telecast to the customer. Revenue from each event is based on an agreed-upon contracted amount plus allowed expenses. Revenue from our U.S. government project is based on the percentage of completion method, which in turn is based on expected total hours for the project. The percentage of completion is updated quarterly and revenues recognized are adjusted accordingly.

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

Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted earnings per common share reflects the potential dilution of securities by including common stock equivalents, such as unvested restricted stock and stock units in the weighted average number of common shares outstanding for a period, if dilutive.

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of earnings per share for the years ended December 31 (in thousands):

	2012	2011	2010

Weighted average shares used to calculate basic earnings per share	25,137	24,821	24,513
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options, performance units, unvested restricted stock and stock units	599	812	1,121

Weighted average shares used to calculate diluted earnings per share	25,736	25,633	25,634

For the years ended December 31, 2012, 2011 and 2010, outstanding options and performance units to purchase a total of approximately 250,000, 821,000 and 1,277,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.

Share-Based Compensation

We record stock compensation expense for equity-based awards granted that are expected to vest, including restricted stock and restricted stock units, on a straight-line basis over the service period based on the fair value of the award at the date of grant. We record stock compensation expense for equity-based performance awards over the period of the performance goal established by management based on the fair value of the award at the date of grant, net of actual and estimated forfeitures.

We account for equity-based awards granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Investments

Our investments in marketable debt and equity securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from net income and reported in other comprehensive income. Accumulated net unrealized holding gains and losses are included at the end of each year in accumulated other comprehensive income (loss) which is a separate component of equity.

We record other financial instruments such as cash and cash equivalents at fair value. We have not applied the fair value measurement criteria to nonfinancial assets and liabilities.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to simplify how entities test indefinite-lived intangible assets for impairment. The guidance provides companies with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for the Company’s annual and interim periods beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, with the exception of goodwill, as we have no indefinite-lived intangible assets.

In February 2013, the FASB issued an accounting standard update which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures ..

Note 3 — Subscriber Acquisition Fees

Subscriber acquisition fees as of December 31, 2012 and 2011 are comprised of the following:

	2012	2011
Subscriber acquisition fees, at cost	$8,221	$7,272
Accumulated amortization	(6,911)	(5,328)

Subscriber acquisition fees, net	$1,310	$1,944

Of the net balance at December 31, 2012, we expect $1,249 will be recognized as a reduction of subscriber fee revenue and $61 will be recognized as subscriber acquisition fee amortization expense in cost of services in future periods. For the years ended December 31, 2012, 2011 and 2010, $1,207, $1,262 and $1,192 was charged against revenue and $376, $249 and $427 was charged to expense, respectively. We expect to amortize the net balance as of December 31, 2012 as follows:

Years Ending December 31,	Amount
2013	$608
2014	187
2015	187
2016	187
2017	141

Total amortization	$1,310

For the years ended December 31, 2012 and 2011, we made cash payments of $1,435 and $191, respectively, relating to current subscriber acquisition fee obligations.

Note 4 — Investments in Available-For-Sale Securities

Assets recorded at fair value in the balance sheet as of December 31, 2012 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and are as follows:

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at December 31, 2012:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents (1)	$30,476	$16,478	$13,998	$—
Investments in available-for-sale securities (2)	22,943	8,998	13,945	—
Investments in auction-rate securities (3)	4,551	—	—	4,551

Total	$57,970	$25,476	$27,943	$4,551

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

The Company’s tax-exempt government securities which totaled $949 at December 31, 2012, are valued by a third-party pricing vendor using proprietary valuation models and analytical tools in which all significant inputs related to similar instruments are observable or can be derived from or corroborated by publicly available observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. Management is responsible for estimating the fair value of these investments, and in doing so, considers valuations provided by a large, third-party pricing vendor. This vendor maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. They use this information to structure yield curves for various types of securities and arrive at the daily valuations.

As of December 31, 2012, our investments in auction-rate securities (“ARS”) consisted of one auction-rate municipal security collateralized by federally backed student loans and one closed-end perpetual preferred security which has redemption features which call for redemption at 100% of par value and both have maintained at least A3 credit rating despite the failure of the auction process. To date, we have collected all interest due on all of our ARS in accordance with their stated terms. As more fully disclosed in Note 1, in connection with our anticipated merger with InterMedia Outdoors Holdings, LLC pursuant to the InterMedia Merger Agreement dated November 15, 2012 (which was subsequently terminated on March 13, 2013), we no longer intended to hold these ARS until their maturity but intended to sell them around the anticipated merger completion date, which we estimated at the time to be in the first quarter of 2013. Therefore, we sold these securities in March 2013 and used the sale price received as the best indicator of fair value as of December 31, 2012. As a result of this adjustment we have recorded a loss on our ARS. We deemed the loss to be other-than-temporary because we have sold the ARS prior to their maturity at an amount below the original purchase value and received less than 100% of the principal and accrued interest.

The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Auction-Rate Securities:
Balance at January 1,	$4,940	$5,075
Redeemed	—	(200)
Other-than-temporary impairment	(680)	—
Reclassification adjustment of other-than-temporary impairment losses recognized in net income, net of tax	289	—
Unrealized gain included in accumulated other comprehensive income (loss)	2	65

Balance as of December 31,	$4,551	$4,940

We consider the yields we recognize from auction-rate securities and from cash held in our treasury bills, commercial paper, tax-exempt government securities and money market accounts to be interest income which are recorded in interest and other income (expense), net for the years ended December 31, 2012, 2011 and 2010 as follows:

	Year Ended December 31,
	2012	2011	2010

Interest income	$165	$111	$116
Interest expense on unfavorable lease	(75)	(93)	(96)
Gain on redemption of auction-rate securities	—	—	11

Total interest and other income (expense), net	$90	$18	$31

Note 5 — Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and 2011 consist of the following:

	2012	2011

Land	$726	$726
Buildings and improvements	6,913	6,957
Equipment	19,550	16,104
Furniture and fixtures	796	812
Vehicles	60	114
Leasehold improvements	1,058	935

	29,103	25,648
Less accumulated depreciation	(14,982)	(13,773)

Totals	$14,121	$11,875

For the years ended December 31, 2012, 2011 and 2010, we recognized depreciation expense related to these assets of $2,654, $2,614, and $3,025, respectively.

Note 6 — Goodwill and Intangible Assets

We had goodwill of approximately $43,160 as of December 31, 2012 and 2011, respectively. Prior to 2011, we have determined the implied fair value of goodwill utilizing the discounted cash flow method under the income approach. Under the income approach, we derived the enterprise fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market. In performing the 2012 and 2011 goodwill impairment tests, we assessed the relevant qualitative factors and concluded that it was more likely than not that the fair values of our goodwill was greater than the carrying amount. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, the proposed merger discussed in Note 17, general economic conditions, the industry outlook, our recent and forecasted financial performance and the price of our common stock. No impairment loss was recorded in 2012, 2011 or 2010.

Intangible assets that are subject to amortization consist of the following as of December 31:

	2012
	Gross	Accumulated Amortization	Net

Trademark	$219	$219	$—
Internet domain names	173	170	3
Customer relationships	2,952	2,802	150
Patents	90	73	17
Programming library	50	50	—

Total intangible assets	$3,484	$3,314	$170

	2011
	Gross	Accumulated Amortization	Net

Trademark	$219	$215	$4
Internet domain names	173	132	41
Customer relationships	2,952	2,655	297
Patents	90	54	36
Programming library	50	50	—

Total intangible assets	$3,484	$3,106	$378

As of December 31, 2012, the weighted average remaining amortization period for the above intangibles is 1.02 years. Based on our most recent analysis, we believe that no impairment exists at December 31, 2012 with respect to our goodwill and other intangible assets. For the years ended December 31, 2012, 2011 and 2010, we recognized amortization expense related to these assets of $208, $220 and $315, respectively.

Estimated future amortization expense related to intangible assets at December 31, 2012 is as follows:

Years Ending December 31,	Amount
2013	$165
2014	5

Total	$170

Note 7 — Lines of Credit

On September 5, 2012, the Company renewed its revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2013 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% and 3.25% as of December 31, 2012 and 2011, respectively) plus 0.25% or LIBOR (0.25% and 0.31% as of December 31, 2012 and 2011, respectively) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of December 31, 2012, we did not have any amounts outstanding under this credit facility and we were in compliance with all the Revolver covenants. This Revolver is guaranteed by TOC.

Note 8 — Commitments and Contingencies

A summary of our contractual obligations as of December 31, 2012 is as follows:

Contractual Obligations	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

Operating lease obligations	$9,534	$2,086	$3,738	$2,683	$1,027
Purchase obligations	5,221	4,520	701	—	—
Employment agreements	3,231	1,796	1,435	—	—

Total	$17,986	$8,402	$5,874	$2,683	$1,027

Operating lease obligations principally relate to satellite lease commitments for delivery of our signal and office leases. Purchase obligations relate to purchase commitments made for the acquisition of programming, advertising and promotions, including magazine advertisements, talent agreements, equipment or software maintenance, ratings and research services and other operating purchases. Employment agreements represent remaining base salary obligations through the end of their agreements.

From time to time we are involved in litigation as both plaintiff and defendant arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on our consolidated financial position or operating results.

A complaint was filed on July 27, 2011, and amended on May 14, 2012, in the U.S. District Court, Northern District of Texas, by Plaintiff Ewell E. Parker, Jr. against Defendants Outdoor Channel Holdings, Inc., The Outdoor Channel, Inc. and a third party production company known as Reel In The Outdoors, Ltd. The complaint alleges contributory copyright infringement against Outdoor Channel Holdings, Inc. and The Outdoor Channel, Inc. This complaint seeks aggregate general damages in excess of $75,000 plus other indeterminable amounts, fees and expenses. On February 12, 2013, Defendants filed a motion to dismiss the Plaintiff’s complaint for lack of standing or for judgment on the pleadings. The judge has not yet issued a ruling with respect to the Defendant’s motion for dismissal.

On September 30, 2012 the US District Court for the Northern District of Oklahoma issued its final court judgment regarding our previously disclosed litigation by SkyCam, LLC against ActionCam, LLC and a former employee of SkyCam. The final judgment incorporated the bench trial opinions, orders and rulings along with the prior jury verdict, whereby, as previously disclosed, the jury found that the former employee of SkyCam breached his separation agreement and that he, along with ActionCam, misappropriated SkyCam’s trade secrets and engaged in unfair competition and awarded SkyCam actual and punitive damages. In addition, judgment was entered in favor of SkyCam and against ActionCam and the former employee of SkyCam for injunctive relief, including but not limited to an order that ActionCam is enjoined from making any false or misleading references to SkyCam’s safety or capabilities in any advertisement, promotion, presentation, website, publication, or statement to potential or actual customers. The court also granted a reasonable royalty to SkyCam for every event operated by ActionCam for the period of time from September 1, 2009 through March 1, 2013. Lastly, the court found in favor of ActionCam regarding SkyCam’s claim for an ownership interest in Patent Application US 2009/0207250 A1 and the resulting Patent, Patent No. US 8,199,197 B2. On October 29, 2012, ActionCam and the former employee of SkyCam filed a motion for a new trial with the US District Court for the Northern District of Oklahoma. The judge has not yet issued a ruling with respect to the motion for a new trial. As of December 31, 2012 no amounts have been recorded related to this judgment.

On January 2, 2013, a lawsuit seeking class action status on behalf of stockholders of the Company was filed against the Company, InterMedia Outdoors Holdings, LLC, InterMedia Outdoor Holdings, Inc. and certain of its indirect wholly-owned subsidiaries, and our Board of Directors in the Superior Court of Riverside County, State of California, captioned Kurt Hueneke v. Perry Massie, et al., MCC 1300001. On February 4, 2013, a second purported class action lawsuit was filed in the Superior Court of Riverside County, State of California, captioned Richard A. Crockett v. Outdoor Channel Holdings, Inc., et al., MCC 1300140. The complaints name as primary defendants the members of the Company’s Board of Directors and generally allege that the directors violated the fiduciary duties owed to the Company’s stockholders by approving the InterMedia Merger Agreement. The complaints allege that the board members engaged in an unfair process, agreed to unfair deal terms, and agreed to a price that allegedly fails to maximize value for stockholders. The complaints further allege that the other named defendants aided and abetted the purported breach of those fiduciary duties. The complaints seek various forms of relief, including injunctive relief that would have, if granted, prevented the completion of the InterMedia merger and an award of attorneys’ fees and expenses. Given the Company’s announcement of the KSE Merger Agreement and termination of the InterMedia Merger Agreement, we believe these specific lawsuits have, for all intents and purposes, been rendered moot.

Operating Leases

We lease facilities and equipment, including access to satellites for television transmission, under non-cancelable operating leases that expire at various dates through 2022. Generally, the most significant lease is our satellite lease.

We leased our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The lease agreement had a five-year term and expired on December 31, 2010. Since January 2011, we entered into a number of agreements with Musk Ox Properties, LP to extend our lease which expired on January 31, 2013. Monthly rent payments for the extended lease terms were approximately $19.

In addition, we have sales offices subject to leases in New York City and Chicago and offices in Greenwich, CT and Santa Monica, CA. We no longer occupy the Greenwich, CT office.

We lease our combined SkyCam and CableCam facility under a lease agreement that expires in January 2018. Monthly rent payments under this lease agreement are $19. We also continue to lease, but no longer occupy our former SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement are $41. We no longer occupy this facility and sub-leased this facility in April 2012.

Our Winnercomm facility lease agreement expires in March 2022, although we have an early termination right effective March 2018, subject to early termination penalties. Monthly rent payments under this lease agreement are $19.

Rent expense, including rent paid to Musk Ox Properties, LP, rent for our New York and Chicago offices, Case and Associate Properties, Inc., rent for our Winnercomm facility, rent for our joint facility for our aerial camera units and satellite and transponder expense, aggregated approximately $2,759, $3,041, and $3,142 in the years ended December 31, 2012, 2011 and 2010, respectively.

Total rental commitments under the operating lease agreements including the leases described above for years ending subsequent to December 31, 2012 are as follows:

Years Ending December 31,	Amount
2013	$2,086
2014	1,872
2015	1,866
2016	1,725
2017 and thereafter	1,985

Total	$9,534

Note 9 — Income Taxes

The components of the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Current:
Federal	$2,198	$2,603	$2,601
State	223	481	567
Foreign	53	47	—

Total current	2,474	3,131	3,168

Deferred:
Federal	(616)	1,682	210
State	(50)	114	(5)
Foreign	—	—	—

Total deferred	(666)	1,796	205

Totals	$1,808	$4,927	$3,373

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 were related to the following:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,032	$984
Share-based compensation	1,249	1,147
Deferred revenues	632	385
Other accrued liabilities	1,466	1,443
Intangible assets	366	288
Allowance for doubtful accounts	334	344
Programming costs	—	351
Capital loss carryover	272	403
Foreign tax credits	—	47
M & A transaction costs	734	—
Other	69	239

Subtotal	6,154	5,631
Less: Valuation allowance	(751)	(790)

	$5,403	$4,841

Deferred tax liabilities:
Property, plant and equipment	(1,476)	(1,598)
State taxes	(338)	(321)

	(1,814)	(1,919)

Deferred tax assets, net	$3,589	$2,922

As of December 31, 2012, we have an aggregate State net operating loss carryforward of approximately $22,765. Expiration of these State carryforwards will commence in 2014. We have a capital loss carryforward of $272 as of December 31, 2012, which decreased significantly from the prior year due to an expiration of a 2007 capital loss carryover. As we do not believe it is more likely than not to realize a benefit for the capital loss, a valuation allowance has been established against the entire capital loss carryforward. In certain State taxing jurisdictions, we do not believe it is more likely than not to realize a benefit for the net deferred tax assets relating to the Winnercomm, SkyCam and CableCam businesses and have established a valuation allowance against such state assets.

The provision for income taxes from continuing operations reflected in the accompanying consolidated statements of operations is different than that computed based on the applicable statutory Federal income tax rate of 34% in 2012, 2011 and 2010 as shown below:

	2012	2011	2010
Federal income tax provision at statutory income tax rate	$1,276	$2,304	$1,569
State taxes, net of federal benefit	124	410	405
Non-deductible expense	41	52	52
Share-based compensation	—	2,024	1,319
Officer compensation	129	108	101
Expiration of capital loss carryover	253	—	—
Change in valuation allowance	(24)	—	(5)
State rate adjustment	(10)	(18)	(34)
Other	19	47	(34)

Income tax provision	$1,808	$4,927	$3,373

Gross unrecognized tax benefits as of December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Gross unrecognized tax benefits as of January 1,	$877	$843	$843
Increases in tax positions for prior years	—	34	—
Decreases in tax positions for prior years	—	—	—

Gross unrecognized tax benefits as of December 31,	$877	$877	$843

All of the unrecognized tax benefits at December 31, 2012 would affect the effective tax rate if recognized, offset by approximately $321 related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in the United States and various state and local tax jurisdictions. We are no longer subject to U.S. Federal examinations for years prior to 2009, and with few exceptions, we are no longer subject to state and local tax examinations for years prior to 2008.

Note 10 — Stock Incentive Plans

The measurement and recognition of compensation expense is recognized in the financial statements over the service period for the fair value of all awards granted. Our stock incentive plans provide for the granting of qualified and nonqualified options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance units to our officers, directors and employees. We satisfy the exercise of options and awards of restricted stock by issuing previously unissued common shares. Currently we have not awarded any SARs but have awarded options, performance units, restricted stock and RSUs.

We have two stock incentive plans: our 2004 Long-Term Incentive Plan (“LTIP Plan”) and our Non-Employee Director Stock Option Plan (“NEDSOP”). No more options can be issued under the NEDSOP Plan. All awards issued under our plans are subject to terms and conditions as determined by our Board of Directors.

Our Board of Directors has discretion to allow our employees and Directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the years ended December 31, 2012 and 2011, approximately 160,000 and 152,000 shares were repurchased with a market value of approximately $1,157 and $1,050, respectively.

2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through December 31, 2012, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment to the extent unvested. These awards generally vest quarterly over two to four years, however, some awards vest annually. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to shares equal to the current value of the units and, provided the holder has not elected to defer settlement, will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of December 31, 2012, there were 672,030 restricted shares and 127,442 RSUs outstanding and there were no performance unit shares or options to purchase shares of common stock outstanding. There were 989,649 shares of common stock available for future grant under the LTIP Plan as of December 31, 2012.

Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of December 31, 2012, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

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

The following tables summarize share-based compensation expense for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Nature of Award:
Restricted stock	$2,926	$2,552	$2,808
RSUs	591	601	361
Options	—	—	35
Performance vesting	—	—	40

Total share-based compensation expense	$3,517	$3,153	$3,244

	December 31,
	2012	2011	2010
Classification of Compensation Expense:
Cost of services:
Production and operations	$271	$238	$216
Other expenses:
Selling, general and administrative	3,246	2,915	3,028

Total share-based compensation expense	$3,517	$3,153	$3,244

Issuances of Common Stock by the Company

Stock Options

A summary of the status of the options granted under our stock option plans as of December 31, 2012 and the changes in options outstanding are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)

Outstanding at January 1, 2010	650	$12.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(15)	14.95

Outstanding at December 31, 2010	635	12.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(385)	12.44

Outstanding at December 31, 2011	250	12.65
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2012	250	$12.65	1.00	$—

Vested and expected to vest at December 31, 2012	250	$12.65	1.00	$—

Exercisable at December 31, 2012	250	$12.65	1.00	$—

Additional information regarding options outstanding for all plans as of December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of Exercise Prices	Number Outstanding	Remaining Contractual Term (Yrs.)	Average Exercise Price	Number Exercisable	Average Exercise Price
	(In thousands)			(In thousands)

$12.50 - $12.50	125	0.96	$12.50	125	$12.50
$12.80 - $12.80	125	1.04	12.80	125	12.80

Total	250	1.00	$12.65	250	$12.65

There were no options granted or exercised during the years ended December 31, 2012, 2011 and 2010.

Restricted Stock

A summary of the status of our nonvested restricted shares as of December 31, 2012 and the changes in restricted shares outstanding are summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)

Nonvested at January 1, 2010	1,049	$7.46
Granted	260	5.20
Vested	(448)	7.61
Forfeited	(148)	6.87

Nonvested at December 31, 2010	713	6.65
Granted	186	7.52
Vested	(368)	6.73
Forfeited	(10)	7.66

Nonvested at December 31, 2011	521	6.88
Granted	558	7.25
Vested	(391)	7.20
Forfeited	(16)	6.21

Nonvested at December 31, 2012	672	$7.01

During the years ended December 31, 2012, 2011 and 2010, we granted 558,000, 186,000 and 260,000 shares, respectively, of restricted stock to employees while 16,000, 10,000 and 148,000 shares, respectively, of restricted stock were forfeited due to employee turnover.

Restricted Stock Units

A summary of the status of our RSUs as of December 31, 2012 and the changes in RSUs outstanding are summarized as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
	(In thousands)

RSUs outstanding at January 1, 2010	—	$—
Granted	101	5.97
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2010	101	5.97
Granted	106	5.66
Vested	(84)	5.71
Forfeited	—	—

Nonvested at December 31, 2011	123	5.70
Granted	93	6.45
Vested	(89)	6.40
Forfeited	—	—

Nonvested at December 31, 2012	127	$5.76

During years ended December 31, 2012, 2011 and 2010, we granted a total of 93,024, 106,008 and 100,500 RSUs, respectively, subject to time-based vesting to the non-executive members of our Board of Directors. As of December 31, 2012, the settlement of two grants totaling 34,418 RSUs was deferred at the election of its holder. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the one year vesting period.

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of December 31, 2012 are as follows:

	As of December 31, 2012
	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods

Restricted stock	$3,040	1.7 years
RSUs	247	0.4 year

Total	$3,287	1.6 years

Dividends

On November 14, 2012, we declared a special $.25 per share dividend to holders of record as of November 27, 2012. The 2012 dividend, which amounted to $6.3 million, was paid on December 7, 2012. On December 13, 2011, our Board of Directors declared a special dividend of $.25 per share of common stock which was paid in cash on December 30, 2011 to shareholders of record at the close of business on December 24, 2011. On December 9, 2010, our Board of Directors declared a special dividend of $.25 per share of common stock which was paid in cash on December 30, 2010 to shareholders of record at the close of business on December 20, 2010.

Note 11 — Segment Information

We report segment information in the same format as reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. We operate in three reporting segments: TOC, Production Services (which is comprised solely of Winnercomm) and our Aerial

Cameras segment. TOC is a separate business activity that broadcasts television programming on the Outdoor Channel twenty-four hours a day, seven days a week. TOC generates revenue primarily from advertising fees (which include fees paid by outside producers to purchase advertising time in connection with the airing of their programs on Outdoor Channel) and subscriber fees. Production Services is a separate business activity that relates to the production, development and marketing of sports programming and providing website services. Production Services generates revenue from advertising fees, production services for customer-owned telecasts, including shows produced for TOC, and from website design, management, marketing and hosting services including such services provided to TOC. Aerial Cameras generates revenue from aerial camera services for customer-owned telecasts and events. Intersegment revenues were generated by Production Services of approximately $2,891, $3,109 and $2,257, respectively, for the years ended December 31, 2012, 2011 and 2010, and intersegment cost of services were generated by Production Services of approximately $2,803, $3,025 and $2,265, respectively, for the years ended December 31, 2012, 2011 and 2010. Our Aerial Cameras segment had no intersegment revenues or intersegment cost of services for the years ended December 31, 2012, 2011 and 2010.

Information with respect to these reportable segments as of and for the years ended December 31, 2012, 2011 and 2010 is as follows:

Revenues	Year Ended December 31,
	2012	2011	2010

TOC	$61,232	$57,073	$54,953
Production Services	6,963	9,228	21,506
Aerial Cameras	12,018	8,663	9,140
Eliminations	(2,891)	(3,109)	(2,257)

Total revenues	$77,322	$71,855	$83,342

Income (Loss) from Operations	Year Ended December 31,
	2012	2011	2010

TOC*	$5,132	$10,301	$7,959
Production Services*	(649)	(1,849)	(2,138)
Aerial Cameras	(123)	(1,634)	(1,243)
Eliminations	(68)	(64)	8

Total income from operations	$4,292	$6,754	$4,586

Total Assets	As of December 31,
	2012	2011

TOC	$82,451	$77,771
Production Services	5,195	7,063
Aerial Cameras	8,890	7,954
Corporate assets*	53,522	56,696
Eliminations	(366)	(298)

Total assets	$149,692	$149,186

Depreciation and Amortization	Year Ended December 31,
	2012	2011	2010

TOC	$1,367	$1,432	$1,652
Production Services	495	552	808
Aerial Cameras	1,036	890	923

Total depreciation and amortization	$2,898	$2,874	$3,383

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with TOC, Production Services or Aerial Cameras. We allocate a portion of these expenses to our Production Services and Aerial Cameras segments, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.

Note 12 — Related Party Transactions

We lease our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The lease agreement had a five-year term and expired on December 31, 2010. Since January 2011, we have entered into a number of agreements with Musk Ox Properties, LP to extend our lease which expired on January 31, 2013. Monthly rent payments for the extended lease term were approximately $19. We paid Musk Ox Properties, LP approximately $229, $229 and $210 in the years ended December 31, 2012, 2011 and 2010, respectively. We recognized rent expense related to this lease of $229, $229 and $210 in the years ended December 31, 2012, 2011 and 2010, respectively.

We continue to lease our former SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $41. We paid Case and Associates Properties, Inc. approximately $498, $511 and $506 in the years ended December 31, 2012, 2011 and 2010, respectively. We recognized rent expense related to this lease of $184, $191 and $283 in the years ended December 31, 2012, 2011 and 2010, respectively. We no longer occupy this facility and sub-leased this facility in April 2012.

In October 2010 we engaged WATV, LLC to produce one off-road motorsport series for a total contract value of $390. Roger L. Werner, former Chief Executive Officer and current Co-Chairman, is a partner in WATV. In May 2012, we engaged WATV to produce a comedic series relating to outrageous outdoor stunts and pranks. During 2012 and 2011, we paid WATV $405 and $357 related to the production of these series.

We license a program on a barter basis that is produced by an entity owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The program airs during off-peak hours and the license period is from March 2009 through March 2012. The value of this barter arrangement is not considered material to our consolidated financial statements.

In December 2011 we entered into a license agreement to air a program produced by an entity owned by Thomas H. Massie, who is a principal stockholder and director of the Company. Under the agreement we paid $80 in 2012 for 18 licensed episodes. The license period extended through December 2012.

Note 13 — Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, available-for-sale securities, and accounts receivable. We reduce credit risk by placing our temporary cash investments with major financial institutions with high credit ratings. At December 31, 2012, we had cash and cash equivalents of approximately $9,288 with major financial institutions and approximately $3,987 in money market funds and commercial paper in certain investment accounts which were not covered by the Federal Deposit Insurance Corporation.

We reduce credit risk related to accounts receivable by routinely assessing the financial strength of our customers. We maintain an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses. As of December 31, 2012, we had no single customer that accounted for 10% or more of our accounts receivable balance.

Changes in our allowance for doubtful accounts were as follows:

	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year

Year ended December 31, 2012	$949	$188	$(215)	$922
Year ended December 31, 2011	1,394	262	(707)	949
Year ended December 31, 2010	620	1,062	(288)	1,394

Note 14 — 401(k) Savings Plan

We maintain a 401(k) Plan (the “401(k) Plan”) which includes a discretionary match provision. We make matching contributions to the 401(k) Plan in the amount of 50% of the first 6% of wages deferred by each participating employee up to statutory maximums. During 2012, 2011 and 2010, we incurred total charges of approximately $355, $336 and $464 for employer matching contributions, respectively.

Note 15 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2012 and 2011 consist of the following:

	2012	2011

Trade accounts payable	$2,476	$1,951
Accrued compensation and related expenses	3,769	3,627
Estimated make-good accrual	797	1,575
Estimated most-favored nation accrual	2,003	2,003
Accrued launch support commitment	—	488
Accrued expenses	5,098	2,780

Total	$14,143	$12,424

Note 16 — Quarterly Financial Information (Unaudited)

Summarized unaudited operating data for each of the quarters in the years ended December 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2012
Revenue	$14,321	$16,277	$21,331	$25,393
Income (loss) from operations	(1,991)	(89)	3,231	3,141
Net income (loss)	(1,158)	(62)	1,863	1,251
Earnings (loss) per common share:
Basic	$(0.05)	$(0.00)	$0.07	$0.05
Diluted	$(0.05)	$(0.00)	$0.07	$0.05

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Revenue	$14,812	$14,527	$18,925	$23,591
Income (loss) from operations	(1,196)	(1,566)	3,518	5,998
Net income (loss)	(830)	(859)	2,079	1,455
Earnings (loss) per common share:
Basic	$(0.03)	$(0.03)	$0.08	$0.06
Diluted	$(0.03)	$(0.03)	$0.08	$0.06

Note 17 — Subsequent Events

On February 27, 2013, the Company received an unsolicited all-cash offer from Kroenke Sports & Entertainment, LLC (“KSE”) for $8.75 per share. On February 28, 2013, the Company’s board of directors (the “Board”) met and determined that the KSE offer would reasonably lead to a “superior proposal”, as defined in the InterMedia Merger Agreement, and provided notice to such effect to InterMedia. On March 6, 2013, KSE delivered to the Board an executable non-contingent definitive agreement supporting the aforementioned $8.75 per share purchase. That same day, the Company provided notice to InterMedia of its intent to terminate the InterMedia Merger Agreement, subject to the four business day notice required to terminate. On March 13, 2013, the Company terminated the InterMedia Merger Agreement, paid to InterMedia the required $6.5 million break-up fee in connection with the termination agreement and entered into the definitive agreement with KSE. The Company expects the KSE transaction, which is subject to shareholder and regulatory approvals, to be completed in the second quarter of 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this Form 10-K and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2012, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Outdoor Channel Holdings, Inc.:

We have audited Outdoor Channel Holdings, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Outdoor Channel Holdings, Inc.’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Outdoor Channel Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Outdoor Channel Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Outdoor Channel Holdings, Inc. and subsidiaries and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 18, 2013

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference. In the event that we do not file a proxy statement with respect to a 2013 Annual Meeting prior to April 30, 2013 as a result of consummating the transactions contemplated by the KSE Merger Agreement, we will amend this Annual Report on Form 10-K to include the information required by this item.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference. In the event that we do not file a proxy statement with respect to a 2013 Annual Meeting prior to April 30, 2013 as a result of consummating the transactions contemplated by the KSE Merger Agreement, we will amend this Annual Report on Form 10-K to include the information required by this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference. In the event that we do not file a proxy statement with respect to a 2013 Annual Meeting prior to April 30, 2013 as a result of consummating the transactions contemplated by the KSE Merger Agreement, we will amend this Annual Report on Form 10-K to include the information required by this item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference. In the event that we do not file a proxy statement with respect to a 2013 Annual Meeting prior to April 30, 2013 as a result of consummating the transactions contemplated by the KSE Merger Agreement, we will amend this Annual Report on Form 10-K to include the information required by this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference. In the event that we do not file a proxy statement with respect to a 2013 Annual Meeting prior to April 30, 2013 as a result of consummating the transactions contemplated by the KSE Merger Agreement, we will amend this Annual Report on Form 10-K to include the information required by this item.

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

2.1

Agreement and Plan of Merger by and among Kroenke Sports & Entertainment, LLC, KSE Merger Sub, Inc., and Outdoor Channel Holdings, Inc. dated as of March 13, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference).

3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of security holders, including debentures (see exhibits 3.1 and 3.2 above).

10.1*	Form of Indemnification Agreement between Outdoor Channel Holdings, Inc. and its directors and certain executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.2	Revolving Credit Agreement and related agreements by and between the Company and U.S. Bank N.A. dated September 30, 2004 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.3*	Non-Employee Directors Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.4*	Form of Stock Option Agreement pursuant to Non-Employee Directors Stock Option Plan (filed as Exhibit 10.13 to the Company’s Form 10-KSB for 2003 and incorporated herein by reference).

10.5*	2004 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 with respect to the shares underlying such plan that was filed on November 12, 2004 and incorporated herein by reference).

10.6*	Form of Stock Option Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).

10.7*	Form of Restricted Shares Award Agreement pursuant to 2004 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Form 8-K dated December 20, 2004 and incorporated herein by reference).

10.8*	Outdoor Channel Holdings, Inc. Executive Annual Cash Bonus Plan effective April 21, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended March 31, 2005 and incorporated herein by reference).

10.9	Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated October 18, 2005 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

10.10*	Lease by and between the Company and Musk Ox Properties, L.P. dated as of January 1, 2006 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

10.11*	Form of Change of Control Severance Agreement (filed as Exhibit 10.28 to the Company’s Form 10-K dated March 17, 2008 and incorporated herein by reference).

10.12	Amendment to Loan Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated as of September 21, 2007 (filed as Exhibit 10.29 to the Company’s Form 10-Q dated February 1, 2008 and incorporated herein by reference).

10.13	First Amendment to Lease dated April 24, 2007, by and between Musk Ox Properties, L.P. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 10, 2007 and incorporated herein by reference).

10.14	Form of Stock Repurchase Plan and Agreement (filed as Exhibit 10.34 to the Company’s Form 10-K dated March 9, 2009 and incorporated herein by reference).

10.15*	Amended and Restated Employment Agreement with Roger L. Werner, Jr. dated April 14, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference).

10.16*	Employment Agreement with Thomas E. Hornish dated April 14, 2009 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 20, 2009 and incorporated herein by reference).

10.17	Amendment to Loan Agreement and Note dated September 14, 2009 by and between U.S. Bank N.A. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2009 and incorporated herein by reference).

10.18*	Employment Agreement with Douglas J. Langston dated June 28, 2010 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 1, 2010 and incorporated herein by reference).

10.19*	Employment Agreement with Thomas D. Allen effective as of July 16, 2010 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 1, 2010 and incorporated herein by reference).

10.20*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to the Company’s Form 10-Q dated November 4, 2010 and incorporated herein by reference).

10.21	Amendment to Loan Agreement and Note dated September 1, 2010 by and between U.S. Bank N.A. and Outdoor Channel Holdings, Inc. (filed as Exhibit 10.46 to the Company’s Form 10-Q dated November 4, 2010 and incorporated herein by reference).

10.22*	Amendment of Employment Agreement with Thomas D. Allen effective as of July 16, 2010 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 15, 2011 and incorporated herein by reference).

10.23	Lease Agreement by and between Winnercomm, Inc. and Merit Partners, LLC dated June 30, 2011 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 9, 2012 and incorporated herein by reference).

10.24	Surface Lease Agreement by and between SkyCam, LLC and 650 North Freeway, Ltd. dated April 22, 2011 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 9, 2012 and incorporated herein by reference).

10.25	Commercial Lease Agreement by and between SkyCam, LLC and Tindall Properties, Ltd. dated April 22, 2011 (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 9, 2012 and incorporated herein by reference).

10.26*†	Employment Agreement with James E. Wilburn dated January 1, 2012 (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 9, 2012 and incorporated herein by reference).

10.27*	Transition Agreement with Roger L. Werner, Jr. dated January 25, 2012 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 26, 2012 and incorporated herein by reference).

10.28*	Amended and Restated Employment Agreement with Thomas E. Hornish dated January 25, 2012 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 26, 2012 and incorporated herein by reference).

10.29*	Employment Agreement with Catherine C. Lee dated February 1, 2012 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 2, 2012 and incorporated herein by reference).

10.30*	Second Amendment to Employment Agreement with Thomas D. Allen dated February 7, 2012 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on February 8, 2012 and incorporated herein by reference).

10.31*	Amendment to Employment Agreement with Douglas Langston dated November 7, 2012 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on November 13, 2012 and incorporated herein by reference).

10.32*	Assumption, Acknowledgment and Amendment Agreement by and among Outdoor Channel Holdings, Inc., InterMedia Outdoor Holdings, Inc. and Thomas E. Hornish dated November 15, 2012 (filed as Exhibit 10.32 to InterMedia Outdoor Holdings, Inc.’s Registration Statement on Form S-4 on November 21, 2012 and incorporated herein by reference).

10.33*	Assumption, Acknowledgment and Amendment Agreement by and among Outdoor Channel Holdings, Inc., InterMedia Outdoor Holdings, Inc. and Thomas D. Allen dated November 15, 2012 (filed as Exhibit 10.31 to InterMedia Outdoor Holdings, Inc.’s Registration Statement on Form S-4 on November 21, 2012 and incorporated herein by reference).

10.34*	Assumption, Acknowledgment and Amendment Agreement by and among Outdoor Channel Holdings, Inc., InterMedia Outdoor Holdings, Inc. and Catherine C. Lee dated November 15, 2012 (filed as Exhibit 10.33 to InterMedia Outdoor Holdings, Inc.’s Registration Statement on Form S-4 on November 21, 2012 and incorporated herein by reference).

21.1	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1**	Section 1350 Certification by Chief Executive Officer

32.2**	Section 1350 Certification by Chief Financial Officer

101***	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

*	Designates a management contract or compensatory plan or arrangement.
**	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

***	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Outdoor Channel Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Confidential treatment has been requested for portions of this agreement.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

By:	/s/ Thomas E. Hornish
Thomas E. Hornish, Chief Executive Officer and President
Dated: March 18, 2013

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

Signature	Title	Date

/s/ Perry T. Massie	Co-Chairman of the Board, Director	March 18, 2013
Perry T. Massie

/s/ Roger L. Werner, Jr.	Co-Chairman of the Board, Director	March 18, 2013
Roger L. Werner, Jr.

/s/ Thomas E. Hornish	Chief Executive Officer and President (Principal Executive Officer), Director	March 18, 2013
Thomas E. Hornish

/s/ Thomas D. Allen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013
Thomas D. Allen

/s/ Thomas H. Massie	Vice Chairman of the Board, Director	March 18, 2013
Thomas H. Massie

/s/ Ajit M. Dalvi	Director	March 18, 2013
Ajit M. Dalvi

/s/ David D. Kinley	Director	March 18, 2013
David D. Kinley

/s/ David C. Merritt	Director	March 18, 2013
David C. Merritt

/s/ Michael L. Pandzik	Director	March 18, 2013
Michael L. Pandzik

/s/ T. Bahnson Stanley	Director	March 18, 2013
T. Bahnson Stanley