Form 10-K/A
period 2012-12-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2013-04-29
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-17287

OUTDOOR CHANNEL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0074499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

43455 Business Park Drive
Temecula, California	92590
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(951) 699-6991

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2012 was approximately $111.5 million computed by reference to the closing price on such date.

On March 13, 2013, the number of shares of common stock outstanding of the registrant’s common stock was 25,853,683.

PART III

OUTDOOR CHANNEL HOLDINGS, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend and restate Part III of our Form 10-K originally filed on March 18, 2013. No revisions have been made to our financial statements or any other disclosure contained in our Form 10-K originally filed on March 18, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our business and affairs are managed and all corporate powers are exercised under the direction of our Board of Directors. The Board establishes fundamental corporate policies and oversees the performance of our company and our chief executive officer and the other officers to whom the Board has delegated day-to-day operations. Several standing committees assist the Board in carrying out its responsibilities. Each operates under a written charter adopted by the Board. From time to time, the independent directors of our Board of Directors may meet to discuss various issues including, but not limited to, issues regarding strategic direction, corporate governance and succession planning.

Board Composition

Our Board of Directors currently consists of nine members, eight non-management directors and our President and Chief Executive Officer. Our Board is currently divided into three classes whose terms are staggered so that one-third of our directors will be elected at each Annual Meeting.

Business Experience and Prior Directorships of the Board

Class III directors whose terms expire in 2013:

T. Bahnson Stanley, 60, has been a director since 2004. Since 2008, he has been a partner in the private equity firm Ellis, McQuary & Stanley, LLC, which acquires and invests in media, technology and service companies. Prior to joining Ellis, McQuary & Stanley, LLC, Mr. Stanley served in various positions for Landmark Communications, Inc. most recently as Executive Vice President—Strategy and Development—The Weather Channel Companies. While at Landmark, he was responsible for strategy, new business development and operations of various properties, including The Travel Channel and The Weather Channel. Mr. Stanley earned a B.A. degree from Duke University and holds an M.B.A. from the University of Virginia. Among other qualifications, Mr. Stanley brings to our Board extensive senior management experience. He has worked in senior leadership capacity in investment banking and private equity firms. In addition, Mr. Stanley offers extensive strategy, business development and operations knowledge and insight of the cable industry gained while serving in senior executive positions at Landmark Communications, Inc.

Thomas E. Hornish, 54, has served as our President and Chief Executive Officer and as a member of our Board of Directors since February 2012. He served as our General Counsel from December 2004 until February 2012, our Executive VP of Corporate Development from February 2006 to March 2007 and our Chief Operating Officer from 2007 until January 2012. From February 2003 to December 2004, he served as “Of Counsel” with Paul, Hastings, Janofsky & Walker LLP, an international law firm. Prior to that, he was an associate attorney with Brobeck Phleger & Harrison LLP since 1996. Mr. Hornish is licensed to practice law in California and Illinois, and is also a registered patent attorney. In addition, he has served on the Board of the Congressional Sportsmen’s Foundation since March 2009. He is a retired, decorated veteran with more than 20 years experience in the U.S. Air Force. Mr. Hornish earned his J.D. degree in 1995 from The Ohio State University, Order of the Coif, while also attending the University of Chicago. He also holds a B.S. degree in chemical engineering from The Ohio State University. Among other qualifications, Mr. Hornish brings to our Board a combination of legal and executive experience that equips him with unique tools to help the Board of Directors identify and manage risk. In addition, his experience serving in multiple roles within our company is a tremendous asset to the Board in developing and executing our strategy.

Perry T. Massie, 50, has been a director since 1984. He is the Co-Chairman of the Board of Directors of our company. He also has served as our Chief Executive Officer from 1986 to February 2007 and as our President from 1994 to October 2006. Mr. Massie earned a B.S. degree in Mining Engineering from the University of Alaska, Fairbanks. Perry T. Massie is the brother of Thomas H. Massie. Among other qualifications, Mr. Massie brings important institutional knowledge to our Board as he has been an employee of our company and its subsidiaries for 29 years and has held senior executive positions during this time. This extensive background within our primary businesses brings necessary skills to the Board of Directors.

Class I Directors whose terms expire in 2014:

Ajit M. Dalvi, 70, has been a director since 2007. He is a retired former media executive. He served as a senior advisor to Cox Communications, Inc. from 1999 to 2006, after retiring from Cox. During his 17 year tenure at Cox, Mr. Dalvi served in a number of positions involving oversight of marketing, programming, ad sales, research and programming investments and was involved in a number of start-up programming ventures including E! Entertainment Television, Outdoor Life Network (now NBC Sports) and SpeedVision (now SPEED). Acknowledging Mr. Dalvi’s pioneering contributions to the growth and development of the cable television industry, the National Cable Television Association honored Mr. Dalvi with the Vanguard Award. Mr. Dalvi served on the Board and the audit committee of Scientific Learning Corporation from July 2000 until August 2008. Previously, he served as a director of iVillage and Discovery Channel, as well as on the Boards of cable industry trade organizations Cable Television Marketing Association (CTAM), Cable Advertising Bureau (CAB) and CTAM Educational Foundation. Mr. Dalvi earned his B.A. from the University of Mumbai (formerly the University of Bombay) and his M.B.A. from the Indian Institute of Management, Ahemedabad. Among other qualifications, Mr. Dalvi brings to our Board in-depth senior management experience and experience gained from serving on numerous public company boards. He brings to our Board insight and knowledge with regard to marketing, advertising sales and new programming ventures that he gained while serving in various leadership roles at numerous companies in our industry. His expertise in these areas assists the Board of Directors in developing strategies and solutions to address an increasingly complex business environment.

David D. Kinley, 71, has been a director since 2007. Since 2008, he has been the president of Kinley & Associates, a specialized cable television industry consulting firm. From 1986 to 2000, Mr. Kinley founded and served as the chief executive and chief financial officer of Sun Country Cable. From 1998 to 2004, he served on the Board of the National Cable Television Cooperative (NCTC), the nation’s largest cable programming purchasing organization. In 1993, Mr. Kinley established the Small Cable Business Association (now known as the American Cable Association) and served as its chairman until 1997, as well as on the executive committee until 2003. Previously, Mr. Kinley served in senior management positions at various cable television companies including Executive Vice President, Chief Operating Officer and Director of Northland Cable Television, Senior Vice President for Viacom Cable and Senior Vice President and Vice President at American Television & Communications (now Time Warner Cable). Prior to working directly at cable companies, Mr. Kinley was the FCC’s primary regulator of the cable television industry serving as chief of the cable television bureau from 1973 to 1976. He previously served in various administrative roles at government agencies, including the Federal Bureau of Investigation, the U.S. Department of Justice and the U.S. Department of Health and Human Services. Mr. Kinley earned his B.A., graduating summa cum laude, from Principia College and received his J.D. from Harvard Law School. Among other qualifications, Mr. Kinley brings to our Board significant executive officer experience in the cable industry and experience gained from serving on the boards of various cable organizations. In addition to his management expertise, Mr. Kinley offers expertise in the fields of cable television and related telecommunications and regulatory issues. This combination of legal and executive experience has equipped him with unique tools to help the Board of Directors identify and manage risk.

Michael L. Pandzik, 67, has been a director since 2007. He is a retired former cable television executive. Mr. Pandzik also serves on the Board of the American Sailing Association and the Cable TV Pioneers, a non-profit organization. He has made his career in the television business since 1966. Mr. Pandzik is widely recognized as the founding president of the National Cable Television Cooperative (NCTC), having served in this role from inception in late 1984 until 2005. Mr. Pandzik also served on the Board of C-SPAN for nearly 10 years, was inducted into the Cable Television Pioneers in 1992 and was listed as one of the Top-100 most influential personalities in the cable industry by CableFAX magazine. Previously, he served HBO as director of new business development in the network’s New York City office and as regional director in the Kansas City sales and marketing office. Prior to that, he was with Hallmark Cards as a TV director for its Crown Center project in Kansas City. He served in the U.S. Navy Reserve for 24 years retiring as a Captain in June 2001. Mr. Pandzik holds a B.S. from the University of Nebraska and a M.S. from Kansas University. Among other qualifications, Mr. Pandzik brings to our Board a deep understanding of our industry gained from his 21-year leadership tenure at NCTC. In addition, Mr. Pandzik’s experience gained from serving as a former media executive and a known pioneer in the cable television industry provides our board with specialized cable industry insight and knowledge.

Class II Directors whose terms expire in 2015:

David C. Merritt, 58, has served as a director of Outdoor Channel Holdings, Inc. since 2003. He is the President of BC Partners, Inc., a financial advisory firm which he founded in March 2009. From October 2007 to March 2009, he was the Senior VP, Chief Financial Officer of iCRETE, LLC. He has served as a director of Charter Communications, Inc. since July 2003, Calpine, Corp. since February 2006 and Buffets Restaurants Holdings, Inc. since April 2009. Mr. Merritt was a Managing Director of Salem Partners LLC, an investment banking firm, from October 2003 until September 2007. Previously, Mr. Merritt was an audit and consulting partner of KPMG LLP for 14 years. Mr. Merritt holds a B.S. degree from California State University - Northridge. Among other qualifications, Mr. Merritt brings to the Board in-depth experience with public accounting issues and knowledge of corporate accounting, tax and compliance practices are important for us in his role as chair of the Audit Committee. In addition, he serves and has served on numerous public company boards. His financial credentials, his in depth industry knowledge and experience along with his service on other boards are valuable to the Board of Directors given the increasingly complex financial environment in which we operate.

Roger L. Werner, Jr., 63, has been a director of Outdoor Channel Holdings, Inc. since 2006. He served as our President and Chief Executive Officer from February 2007 until January 31, 2012. From 1995 to until 2001, he served as the President and CEO of Speedvision (now SPEED) and Outdoor Life Network (now NBC Sports). Previously, Mr. Werner served as President and CEO of Daniels Programming Ventures, LLC (now Fox Sports Net). From 1980 to 1990, he was Chief Operating Officer and then Chief Executive Officer of ESPN. Prior to working at ESPN, he was a management consultant for McKinsey and company. He currently serves as Chairman of the Board of WATV, LLC, a private sports programming and production company. From 2003 to 2010, Mr. Werner served on the Board of Narrowstep, Inc. He also served on the Board of Granahan McCourt Acquisition Corporation from July 2006 to November 2008. He is a graduate of Trinity College, Hartford, Connecticut and holds an M.B.A. from the University of Virginia. Among other qualifications, Mr. Werner brings to our Board significant executive officer experience in the cable industry. In addition, he has served on several public company boards. His management experience with other companies within the cable and media industry bring a multifaceted perspective to the Board as it considers our strategy and operations.

Thomas H. Massie, 48, has been a director since 1984. He is the Vice Chairman of the Board of Directors of our company. He attended the University of Alaska, Fairbanks, studying business administration. Thomas H. Massie is the brother of Perry T. Massie. He is the President of the Gold Prospectors Association of America, LLC, which produces video content in the gold mining and outdoor genres. Among other qualifications, Mr. Massie brings with him over two and a half decades of service to our company. He is also the producer and host of the “Gold Fever” and “Alaskan” shows that air on our network. Among other qualifications, Mr. Massie brings to our Board unique perspectives regarding outdoor television, print and multi-media production.

Executive officers

The following table indicates the name, age, tenure with the company and position of the executive officers of the company:

Name	Age	Position (A)
Roger L. Werner, Jr.	63	Former President and Chief Executive Officer
Thomas E. Hornish	54	President and Chief Executive Officer
Thomas D. Allen	60	EVP, Chief Operating Officer and Chief Financial Officer
Douglas J. Langston	52	SVP-Finance, Chief Accounting Officer and Controller
Catherine C. Lee	39	EVP, General Counsel and Corporate Secretary
Perry T. Massie	50	Executive Co-Chairman of the Board

(A)	Effective February 1, 2012: (i) Roger L. Werner, Jr. retired as our President and Chief Executive Officer but remains one of our directors; (ii) Thomas E. Hornish resigned his position as Executive Vice President, Chief Operating Officer and General Counsel and became our President and Chief Executive Officer and was appointed to our Board; (iii) Thomas D. Allen remained our Executive Vice President and Chief Financial Officer but also took on the additional position of Chief Operating Officer; and (iv) Catherine C. Lee became our Executive Vice President, General Counsel and Corporate Secretary.

Roger L. Werner, Jr. has been a director of Outdoor Channel Holdings, Inc. since 2006 and currently serves as our Co-Chairman. He served as our President and Chief Executive Officer from February 2007 until January 31, 2012. From 1995 to until 2001, he served as the President and CEO of Speedvision (now SPEED) and Outdoor Life Network (now NBC Sports). Previously, Mr. Werner served as President and CEO of Daniels Programming Ventures, LLC (now Fox Sports Net). From 1980 to 1990, he was Chief Operating Officer and then Chief Executive Officer of ESPN. Prior to working at ESPN, he was a management consultant for McKinsey and Company. He currently serves as Chairman of the Board of WATV, LLC, a private sports programming and production company. From 2003 to 2010, Mr. Werner served on the Board of Narrowstep, Inc. He also served on the Board of Granahan McCourt Acquisition Corporation from July 2006 to November 2008. He is a graduate of Trinity College, Hartford, Connecticut and holds an M.B.A. from the University of Virginia.

Thomas E. Hornish has served as our President and Chief Executive Officer and as a member of our Board of Directors since February 2012. He served as our General Counsel from December 2004 until January 2012, our Executive VP of Corporate Development from February 2006 to March 2007 and our Chief Operating Officer from 2007 until January 2012. From February 2003 to December 2004, he served as “Of Counsel” with Paul, Hastings, Janofsky & Walker LLP, an international law firm. Prior to that, he was an associate attorney with Brobeck Phleger & Harrison LLP since 1996. Mr. Hornish is licensed to practice law in California and Illinois, and is also a registered patent attorney. In addition, he has served on the Board of the Congressional Sportsmen’s Foundation since March 2009. He is a retired, decorated veteran with more than 20 years experience in the U.S. Air Force. Mr. Hornish earned his J.D. degree in 1995 from The Ohio State University, Order of the Coif, while also attending the University of Chicago. He also holds a B.S. degree in chemical engineering from The Ohio State University.

Thomas D. Allen has served as our Executive Vice President and Chief Financial Officer since July 2010 and as our Chief Operating Officer since February 2012. He previously co-founded and served as the Executive Vice President and Chief Financial Officer of ACME Communications, Inc., a television broadcast company, from its inception in 1997 through July 2010. From 1993 to 1996, Mr. Allen served as the Chief Operating Officer for U.S. operations and the Chief Financial Officer for Virgin Interactive Entertainment, Inc., an entertainment software publisher and developer. Mr. Allen serves on the Board of ACME Communications, Inc. Mr. Allen received a B.S. in business from the University of Southern California, Los Angeles and is an inactive C.P.A.

Douglas J. Langston currently serves as our Senior Vice President & Chief Accounting Officer. He served as our Controller from December 2007 to March 2012. He previously served as Chief Accounting Officer of College Loan Corporation from June 2006 through December 2007. From August 2005 to June 2006, Mr. Langston held the position of Director of Finance at Capital Title Group, Inc., a publicly traded insurance and real estate escrow service company. Mr. Langston received a B.S. degree in accounting from Arizona State University and is a C.P.A.

Catherine C. Lee has served as our Executive Vice President, General Counsel and Corporate Secretary since February 2012. She previously served as a legal consultant to our company from 2008 to January 2012 and advised our company on general corporate and transactional matters. From 2001 to 2008, Ms. Lee advised senior management on corporate governance, transactional and other legal issues at Sempra Energy, a San Diego based Fortune 500 energy services holding company, where she most recently served as Corporate Secretary and Counsel. Prior to her tenure at Sempra, Ms. Lee was a Business and Technology associate at Brobeck, Phleger & Harrison, LLP, where her practice focused on a full range of corporate transactional and securities matters. Ms. Lee is also a member of the Association of Corporate Counsel and the Society of Corporate Secretaries and Governance Professionals. Ms. Lee received a B.A. in international relations and economics from American University and a J.D. degree from the University of Illinois, College of Law.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our securities. Our company believes that, during 2012, our directors, executive officers and 10% stockholders have timely complied with all Section 16(a) filing requirements.

CORPORATE GOVERNANCE

Board Leadership Structure

The Board of Directors retains the flexibility to determine on a case-by-case basis whether the Chief Executive Officer, or a separate director, should serve as Chairman of the Board. This flexibility permits the Board to organize its functions and conduct its business in a manner it deems most effective under the then-current circumstances.

The Board of Directors believes that our company and its stockholders currently are best served by having both Perry T. Massie and Roger L. Werner, Jr. serve as Co-Chairmen of the Board and having Thomas E. Hornish serve as the President and Chief Executive Officer. The separation of these positions permits Mr. Hornish to focus exclusively on day-to-day operations and provides critical leadership for the strategic initiatives and challenges of the future, while allowing the Chairmen of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. The Board recognizes the time, effort, and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as a Chairman, particularly as the Board’s oversight responsibilities continue to grow. While our bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, the Board believes that, under the current circumstances, having separate chairmen of the Board and chief executive officer is the appropriate leadership structure for our company at this time.

Corporate Governance Documents

Corporate Governance Guidelines. Our Board of Directors is committed to effective corporate governance. The Board has adopted Corporate Governance Guidelines that set forth expectations for directors, guidelines for determining director independence, board committee structure and functions, and other policies for the governance of our company.

Codes of Conduct and Ethics. Our company has a Code of Conduct and Ethics, which is applicable to all employees of our company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Board has a separate Board of Directors Code of Conduct, which contains provisions specifically applicable to directors. If we make any amendments to, or grant any waivers of, a provision of the Code of Conduct and Ethics with respect to our principal executive officer, principal financial officer or principal accounting officer, we will disclose such amendment(s) or waiver(s) on our website. Information on our website, however, is not incorporated herein by reference as part of this Form 10K-A.

Our Corporate Governance Guidelines, committee charters, Code of Conduct and Ethics and Board of Directors Code of Conduct are published on our website http://www.outdoorchannel.com under the “Investors - Corporate Governance - Highlights” section. Printed copies may be obtained upon request by writing to: Corporate Secretary, 43455 Business Park Drive, Temecula, California 92590.

Independence

An independent director is independent from management and free from any relationship with our company that, in the opinion of the Board, would interfere in the exercise of independent judgment as a director. In reaching such an opinion, the Board considers, among other factors, the guidelines for independent directors promulgated by NASDAQ. All Committees of the Board consist entirely of independent directors.

Additional information regarding director independence is set forth below under “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Director Qualifications and Nominations

In connection with its annual review and evaluation of the performance of the Board of Directors, the Nominating and Corporate Governance Committee reviews with the Board the skills and characteristics required of directors in the context of current board membership. The committee evaluates and recommends candidates for membership on the Board of Directors consistent with such skill and characteristic requirements along with other criteria established by the committee. Although the Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity, it seeks to bring to the Board a variety of complementary skills and a range of viewpoints, backgrounds, experiences and individual qualities and attributes that contribute to board diversity.

In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among other things, the following factors: personal and professional integrity, ethics and values, educational background, experience in corporate management including whether the person is a current or former CEO or CFO of a public company or the head of a division of a large international organization, professional reputation, experience in our industry, experience as a board member of another publicly held or privately held company, diversity of expertise and experience in substantive matters pertaining to our business, practical and mature business judgment, ability to represent the best interests of our stockholders, ability and commitment to meet the Board’s expectations for directors set forth in our Corporate Governance Guidelines, the Board of Directors Code of Conduct or other relevant experiences which will provide the Board with diverse perspectives that will enhance Board effectiveness. In the past, we have not engaged any third party or parties to identify or evaluate or assist in identifying or evaluating potential director nominees although we may do so in the future.

Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating nominees for directors. There have been no material changes to such practices during 2012. The committee regularly assesses the appropriate size, composition and skill set of the Board of Directors, the needs of the Board of Directors and the respective committees of the Board and the qualifications of candidates in light of these needs. Candidates may come to the attention of the Nominating and Corporate Governance Committee through stockholders, management, current members of the Board of Directors or search firms. The evaluation of these candidates may be based solely upon information provided to the committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the committee deems appropriate, including the use of third parties to review candidates.

Board of Directors Meetings, Executive Sessions, Annual Meeting of Stockholders

At regularly scheduled board and committee meetings, directors review and discuss management reports regarding our performance, prospects and plans, as well as immediate issues facing our company. At least twice a year, the Board also reviews management’s strategic and financial plans.

The independent directors of the Board of Directors have regularly scheduled meetings at which only independent directors are present.

The Board encourages attendance at the Annual Meeting of Stockholders by all nominees for election as directors and all directors whose terms of office will continue after the meeting. Last year, all of the nominees and directors attended the meeting.

Evaluation of Board and Director Performance

Our Nominating and Corporate Governance Committee annually leads the review and evaluation of the performance of the Board of Directors. The purpose of the review is to increase the effectiveness of the Board and the results are reviewed with the Board and its committees.

Board of Directors’ Role in Risk Oversight

The Board oversees the management of risks inherent in the operation of our company’s businesses and the implementation of its strategic plan. The Board performs this oversight role by using several different levels of review. The Board reviews operational, compliance and strategic risk through reports from the President and Chief Executive Officer, Chief Operating Officer and General Counsel; and financial risk, including financial reporting, through reports from the Chief Financial Officer.

In connection with its reviews of the operations of our company’s business segments and corporate functions, the Board addresses the primary risks associated with those business segments and functions. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for our company. The involvement of the full Board of Directors in setting our company’s business strategy is a key part of its assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for our company.

While the Board of Directors has the ultimate oversight responsibility for the risk management process, our three Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements and discusses policies with respect to risk assessment and risk management. Enterprise risk assessment reports are regularly provided by management to the Audit Committee. In particular, the Audit Committee focuses on assessing and mitigating financial risk, including internal controls. The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors and executive officers and corporate governance.

Board Access to Senior Management, Independent Auditors and Counsel

Directors have complete access to our independent registered public accounting firm, to senior management and other employees. They also have complete access to counsel, advisors and experts of their choice with respect to any issues relating to the Board’s discharge of its duties.

BOARD COMMITTEES

The directors that comprise our Board committees are set forth below:

Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
David C. Merritt, Chair David D. Kinley T. Bahnson Stanley	David D. Kinley, Chair Ajit M. Dalvi David C. Merritt Michael L. Pandzik T. Bahnson Stanley	Michael L. Pandzik, Chair Ajit M. Dalvi T. Bahnson Stanley

Audit Committee

Our Audit Committee is composed entirely of independent directors. It is directly responsible and has the sole authority for the selection, appointment, compensation, retention and oversight of our independent registered public accounting firm, which reports directly to the committee. The committee pre-approves all services provided by the accounting firm and prepares the report printed under “ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES” below. It also assists the Board of Directors in fulfilling oversight responsibility regarding:

•	The integrity of our financial statements.

•	Our compliance with legal and regulatory requirements.

The Board has determined that Mr. Merritt, who chairs the Audit Committee, is an audit committee financial expert (as defined by the rules of the Securities and Exchange Commission) and his service on the audit committees of two other public companies does not impair his ability to serve effectively on our Audit Committee.

The Audit Committee operates under a written charter adopted by the Board, a copy of which is available at http://www.outdoorchannel.com under the “Investor - Corporate Governance” section.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of all of our independent directors. The committee’s responsibilities include:

•	Identifying individuals qualified to become directors.

•	Recommending nominees for election as directors and candidates to fill board vacancies.

•	Recommending directors for appointment as members of Board committees.

•	Developing and recommending corporate governance principles.

•	Overseeing the evaluation of the Board.

The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board, a copy of which is available at http://www.outdoorchannel.com under the “Investor - Corporate Governance” section.

Compensation Committee

Our Compensation Committee is comprised entirely of independent directors. It assists the Board of Directors in the evaluation and compensation of executive officers. It establishes the compensation and benefits of our executive officers and other key employees, administers our equity award plans, including the approval of all equity awards, and establishes and reviews general policies relating to compensation and benefits of all of our employees. The committee has direct responsibility for:

•	Reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer.

•	Evaluating our CEO’s performance in light of these goals and objectives and approving his or her compensation based on the committee’s performance evaluation.

•	Recommending and approving the compensation program for other executive officers, incentive compensation plans and equity-based plans.

The Compensation Committee operates under a written charter adopted by the Board, a copy of which is available at http://www.outdoorchannel.com under the “Investor - Corporate Governance” section.

Additional information regarding the Compensation Committee’s principles, policies and practices is set forth below under “ITEM 11. EXECUTIVE COMPENSATION.”

STOCKHOLDER COMMUNICATIONS WITH BOARD MEMBERS

The Board has previously implemented a process by which stockholders may send written communications directly to the attention of the entire Board or any individual director. Stockholders who wish to communicate with the directors should indicate in their correspondence whether it is directed to an individual director or to the entire Board and should send such correspondence in care of our secretary or assistant secretary at 43455 Business Park Drive, Temecula, California 92590 or by sending an email to director(s) using the email addresses provided on our website at http://www.outdoorchannel.com under the “Investor - Stockholder Communications & Reporting Complaints” section.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Each non-employee director receives an annual base retainer of $24,000 for service on the Board. The Chair of the Audit Committee also receives an annual retainer of $10,000 for serving in that capacity and the Chairs of the Compensation Committee and the Nominating and Corporate Governance each receive an annual retainer of $5,000 for serving in those capacities. Non-employee directors also receive meeting fees of $1,000 for each telephonic board meeting that they attend, $2,500 for each in-person board meeting attended or for each in-person committee meeting not held in conjunction with in-person board meetings and $500 for each committee meeting, whether in-person or telephonic, they attend of the Board committees of which they are members. For multiday in-person meetings, non-employee directors receive $2,500 for the first day of the board meeting attended and $1,000 for each subsequent day attended. In addition, non-employee directors also receive reimbursement of their reasonable out-of-pocket expenses in connection with attendance at board and committee meetings.

Pursuant to our Non-Employee Directors Stock Option Plan, prior to May 2007, each non-employee director received an option to purchase 125,000 shares of common stock when they initially joined the Board. The exercise price of the option was equal to the fair market value of the underlying shares of common stock, and the option vested over a period of three years from the date of grant. In May 2007, in lieu of issuing additional stock options pursuant to the Non-Employee Director Stock Option Plan, the Board adopted a policy of granting each non-employee director that number of restricted shares equal to a value of approximately $300,000 on the date of grant, with approximately one-third of such shares vesting annually immediately prior to our Annual Stockholder Meeting provided that the non-employee director has continued to serve on the Board during the prior year. Upon a change in control, all such shares shall vest 100%.

In March 2010, the Board terminated the policy adopted in May 2007 and superseded all prior policies with a new compensation policy of annually granting to each non-employee director continuing to serve on our Board after our Annual Meeting, that number of restricted stock units equal to a value of $100,000 on the date of the Annual Meeting, such restricted stock units to vest one year after the date of grant, provided that the non-employee director has continued to serve on the Board during the prior year. Upon a change in control, all such units vest 100%.

We summarize the 2012 compensation of our non-employee directors below.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ajit M. Dalvi	$62,000		$100,000	(2)	—	—	—	—	$162,000
David D. Kinley	$62,000		$100,000	(2)	—	—	—	—	$162,000
Thomas H. Massie	$50,500		$100,000	(2)	—	—	—	—	$150,500
David C. Merritt	$67,000		$100,000	(2)	—	—	—	—	$167,000
Michael L. Pandzik	$67,000		$100,000	(2)	—	—	—	—	$167,000
T. Bahnson Stanley	$65,000		$100,000	(2)	—	—	—	—	$165,000
Roger L. Werner, Jr.	$110,000	(3)	—		—	—	—	—	$110,000

(1)	Grant date fair value of stock awards granted during the year. These amounts reflect our grant date estimate of the aggregate compensation expense that we will recognize over the service period of the award. They are calculated in accordance with generally accepted accounting principles for financial reporting purposes based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report to Stockholders but disregarding estimates of forfeitures related to service-based vesting conditions.
(2)	On May 30, 2012, the date of our last Annual Meeting, we granted to each non-employee director who continued to serve on the Board after the Annual Meeting 15,504 restricted stock units which was based on the closing price of our common stock on the date of grant, or $6.45 per share. The restricted stock units vest and become issuable one year from the date of grant provided that the non-employee director has continued to serve on the Board during the prior year.
(3)	This amount represents $110,000 in monthly retainer fees that was paid to him in lieu of per meeting fees, in his role as non-executive Co-Chairman. For all other compensation that we paid to Mr. Werner, please refer to the summary compensation table set forth on page 26.

Directors who are current employees (Thomas E. Hornish and Perry T. Massie) do not receive any additional fees or remuneration, as such, for service on our Board. In 2012, Mr. Perry Massie received a base salary $120,000. In 2012, Mr. Werner, our non-executive Co-Chairman, received a monthly retainer equal to the monthly amount paid to Mr. P. Massie, our executive Co-Chairman, or $10,000 per month, in lieu of per meeting fees. The compensation for Messrs. Werner and Hornish is summarized in the Summary Compensation Table appearing later in this Section.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

This section discusses the material elements of the compensation awarded to, earned by or paid to our five most highly compensated named executive officers during fiscal year ended December 31, 2012:

Name	Position (A)
Roger L. Werner, Jr.	Former President and Chief Executive Officer
Thomas E. Hornish	President and Chief Executive Officer
Thomas D. Allen	EVP, Chief Operating Officer and Chief Financial Officer
Douglas J. Langston	SVP-Finance, Chief Accounting Officer and Controller
Catherine C. Lee	EVP, General Counsel and Corporate Secretary
Perry T. Massie (B)	Executive Co-Chairman of the Board

(A)	Effective February 1, 2012: (i) Roger L. Werner, Jr. retired as our President and Chief Executive Officer but remains one of our directors; (ii) Thomas E. Hornish resigned his position as Executive Vice President, Chief Operating Officer and General Counsel and became our President and Chief Executive Officer and was appointed to our Board; (iii) Thomas D. Allen remained our Executive Vice President and Chief Financial Officer but also took on the additional position of Chief Operating Officer; and (iv) Catherine C. Lee became our Executive Vice President, General Counsel and Corporate Secretary.
(B)	We have included Mr. P. Massie for purposes of the compensation table because of his role as the Executive Co-Chairman of the Board. His only compensation is $120,000 per year in base salary and health coverage and benefits. He receives no other compensation other than matching contributions under our 401(K) plan.

At the company’s 2011 annual meeting of stockholders, the stockholders voted in favor of adopting a triennial frequency for holding future advisory votes on executive compensation (a “say-on-pay” ). As such, we did not hold a “say-on-pay” advisory vote at our 2012 annual meeting because our board of directors determined after the 2011 annual meeting to hold this vote every three years. At the 2011 annual meeting, over 97% of votes cast by our stockholders were in favor of our executive compensation program. Given this strong support, no significant changes were made to the executive compensation program for 2012. The Compensation Committee will continue to consider the outcome of advisory votes on the company’s say-on-pay vote when making future compensation decisions for the named executive officers.

Overview of Executive Compensation Objectives and Philosophy

The Compensation Committee of our Board of Directors sets our overall philosophy on the compensation of our executives. It emphasizes:

•	Pay for company and individual performance.

•	Performance-based incentives as measured by our specific financial measures that closely align the interests of executives and stockholders.

•	Balance between short term and long-term compensation that rewards long-term strategic results.

•	Shared risk through equity compensation and other company and individual performance-based incentives.

Our executive compensation programs align pay with our short and long-term performance. They also support the attraction, motivation and retention of key executive talent. Program goals include:

•	Motivating the development and implementation of long-term strategic initiatives.

•	Motivating executives to achieve superior performance.

•	Ensuring operational excellence within our organization.

•	Providing leadership and creating an environment that fosters passion, teamwork and agility within the organization.

•	Building and sustaining long-term relationships with our affiliates and other customers.

We include a significant equity component in our overall compensation to align the long-term interests of our executives with those of our stockholders. Our compensation plan is designed to encourage success of our executives as a management team, rather than only as individual contributors, by attaining overall corporate goals while at the same time encouraging each executive to attain certain objectives each year. In setting those objectives, we consider our company’s historic performance, the current and anticipated economic conditions in our market place and industry, and the overall strategic plans of our company.

Role and Responsibilities of Compensation Committee

The Compensation Committee consists of three directors, Messrs. Dalvi, Pandzik and Stanley. Mr. Pandzik serves as the chairman of the Compensation Committee. Each director is:

•	An independent director under the independence guidelines established by the Nasdaq Global Market.

•	An outside director under Section 162(m) of the Internal Revenue Code.

•	A non-employee director under Rule 16b-3 of the Securities and Exchange Act of 1934.

The Compensation Committee:

•	Sets its meeting dates and agenda items.

•	Considers agenda items and other timely and pertinent topics at each meeting.

•	Holds executive sessions without management.

•	Recommends changes to its charter for approval by the Board of Directors as needed.

The most recent charter review was in April 2012, at which time, the Compensation Committee determined that no changes to its charter were necessary. The Compensation Committee operates under a written charter adopted by our Board of Directors, a copy of which is available at http://www.outdoorchannel.com under the “Investor - Corporate Governance” section.

The Compensation Committee’s major responsibilities include:

•	Reviewing and recommending, corporate goals and objectives relating to the compensation of the Chief Executive Officer.

•	Evaluating the performance of the Chief Executive Officer in light of those goals and objectives.

•	Approving the Chief Executive Officer’s compensation based on this evaluation.

•	Reviewing and approving the compensation of other selected key officers, with the input of the Chief Executive Officer.

•	In consultation with senior management, establishing our company’s general compensation philosophy, and overseeing the development and implementation of compensation programs.

•	Reviewing each of the elements of the executive compensation program of our company and continually assessing the effectiveness and competitiveness of the program.

•	Reviewing and approving employment or severance agreements for executive officers of our company.

•	Reviewing the administration and operation of our company’s executive compensation policies and programs to determine whether they are properly coordinated and established.

The Compensation Committee’s Advisors

The Compensation Committee has the sole authority to select, engage, terminate and determine funding for independent counsel, any independent compensation consulting firm and other advisors as it deems necessary and appropriate. Our accounting, finance, human resources and law departments also support the Compensation Committee with respect to certain compensation-related matters, including issues related to benefit plans, regulatory reporting and compliance.

The Role of our Executives in Setting Compensation

The Compensation Committee confers regularly without management present to discuss our executive compensation programs, executive officer compensation and best practices in executive compensation matters. Neither our Chief Executive Officer nor any other executive officer determines or approves any element or component of his or her own base salary, annual bonus, long-term incentives, or other aspects of compensation.

The Compensation Committee does seek out our Chief Executive Officer’s views on the performance of other executive officers and may make recommendations with respect to our compensation programs, practices and packages for executives and employees. The Compensation Committee considers, but is not bound to and does not always accept such recommendations.

Use of Compensation Consultants and Benchmarking Data

In general, the Compensation Committee reviews survey data and the Compensation Committee then uses its own judgment to determine the compensation of our executives. In 2012, the Compensation Committee used benchmark data from the Cable Programmers/Broadcast Networks Compensation Survey conducted during 2010 by the Cable and Telecommunications Human Resources Association. Such survey reflected compensation information for 50 survey participants, representing cable and broadcast networks, in the cable television, broadcast, satellite digital and other media industry that elected to participate in the survey1. The information is provided only on an anonymous aggregate basis and not on an individual company-by-company basis. Because specific company-by-company data is not provided, we do not

[1]

The following companies participated in the survey: A&E Television Networks; Ascent Media Group; AT&T Services reporting for U-Verse; Black Entertainment Television; Cablevision Systems Corp - Rainbow Media Holdings (including Sundance Channel); CBS Corp. - CBS Television; CBS Corp. - Showtime Networks; Comcast Corporation - Comcast Entertainment Group, SportsNet, The Golf Channel, Versus, Exercise TV, Children’s Network, The International Channel; Crown Media Holdings Inc.; C-SPAN; Cybernet Entertainment; DIRECTV Inc.; Discovery Communications Inc.; Disney ABC Media Networks-ABC Television; Disney ABC Media Networks - Disney ABC Cable Networks; ESPN Inc.; Fox Networks Group - Fox Broadcasting Company; Fox Networks Group - Fox Cable Networks Group; Fox News Network, LLC; Hasbro, Inc. - Hasbro Studios; HBO Latin America Production Services; Home Box Office Inc.; HSN, Inc.; Jet Propulsion Laboratory; Major League Baseball; MTV Networks; National Football League - NFL Network; NBC Universal - Cable Networks; NBC Universal- NBC; Outdoor Channel; OWN: The Oprah Winfrey Network; Premier Retail Networks Inc.; Public Broadcasting Service; Qualcomm Inc. - MediaFlo USA; QVC; Scripps Networks Interactive Inc.; Sirius XM Radio, Inc.; SiTV, Inc.; Sony Pictures Entertainment - Sony Pictures Television; Starz Entertainment, LLC; The Inspiration Networks; The Weather Channel Companies; Time Warner Cable - Regional programming positions; Turner Broadcasting System; Univision Communications, Inc.; Warner Bros. Entertainment - The CW Television Network; Warner Bros. Entertainment - WBTV; World Wrestling Entertainment, Inc.; Yahoo! Inc.; and YES Network LLC.

benchmark against the individual companies included in the survey2. Although the overall compensation for our executive officers generally falls at or below the median of the range of salaries for executives in similar positions with similar responsibilities as set forth in the survey, the Compensation Committee does not target a percentile within such peer group and instead uses the comparative data only as a reference point after having determined the types and amounts of compensation based on its own evaluation.

The Compensation Committee will consider the experience and skills of each specific executive in determining his or her compensation package and make individual determinations as it deems necessary and in the best interest of our company and its stockholders. We feel that the base salaries we offer our executives, combined with our short and long-term incentive plans and other benefits, will enable us to attract and retain talented executives.

In 2012, the Compensation Committee, after considering independence factors, engaged Compensia, Inc. as an independent executive compensation advisor. Compensia was engaged to provide the Compensation Committee with research and recommendations concerning equity compensation practices. Compensia reported directly to the Compensation Committee. Compensia does not provide any other services to our company, and pursuant to this engagement, Compensia: (i) provided information, insights and advice regarding equity compensation philosophy and strategies; (ii) identified potential peer companies; (iii) provided analysis of equity compensation practices for executive officers and employees; and (iv) provided analysis of aggregate equity compensation spending. Aside from research concerning equity compensation practices, the Compensation Committee did not use a compensation consultant in determining or recommending the amount or form of executive and director compensation.

Throughout this Compensation Discussion and Analysis, the individuals who served as the Chief Executive Officer and Chief Financial Officer during fiscal 2012, as well as the other individuals included in the “Summary Compensation Table” are referred to as the “named executive officers.”

Compensation Components

The following summarizes the compensation elements that we use as tools to reward, align and retain our named executive officers:

•	Base salary;

•	Annual Incentive Cash Bonus Compensation;

•	Long-Term Stock-Based Incentive Awards; and

•	Retirement benefits under a 401(k) plan and other generally available benefit programs.

Base Salary

The base salary for each named executive officer is established at the date of hire and adjusted in accordance with their employment agreement. Initial base salary for our executive officers is determined on

[2]

Of the 50 participating companies, the companies that we believe are most similar to ours (based on number of networks operated by each company, the number of subscribers to the networks, gross revenues, etc.) are: Crown Media Holdings; National Football League - NFL Network; Sundance Channel; The Weather Channel and YES Network, LLC.

the basis of (i) industry experience, knowledge and qualifications, (ii) the salary levels in effect for comparable positions within our principal industry marketplace competitors and the local area, and (iii) internal parity considerations.

The base salary for each named executive officer is initially established through negotiation at the time the officer is hired, taking into account such officer’s scope of responsibilities, qualifications, experience, prior salary and competitive salary information within our industry, if available. Generally, we believe that base salaries for our named executive officers should be targeted near or below the median of the range of salaries for executives in similar positions with similar experience and responsibilities at comparable companies. However, in some circumstances, we may agree to a base salary in excess of such median if it is determined to be in the best interest of our company and our stockholders to do so.

Base salary is intended to reflect individual performance and is designed to be generally competitive with salary levels in the industry, experience and the local area. Base salary is paid to attract and retain our named executive officers and to provide them with a level of predictable base compensation that is competitive among comparable companies and that allows them to devote their full time, dedicated efforts to our company. Because base salary, in the first instance, is set at the time the named executive officer is hired, it is largely market-driven and influenced by the type of position occupied, the level of responsibility, experience and training of the executive, and the base salary at his or her prior employment. Annual adjustments to base salary, if any, are contractually provided in employment agreements and mirror the average percentage increase in the Consumer Price Index, if any, for the preceding year, up to a maximum of five percent (5%) per year. Effective as of January 1, 2013, the base salary for each of Messrs. Hornish and Allen and Ms. Lee was increased by two and one-tenth percent (2.1%), or the percentage increase in the Consumer Price Index for 2012.

Performance-Based Annual Cash Bonuses

Our named executive officers are eligible to receive annual performance-based cash bonuses under their respective employment agreements previously adopted by the Compensation Committee for the achievement of performance goals established by the Compensation Committee for 2012. We believe annual cash bonuses serve as a vehicle for retaining our executives and sustaining exceptional performance. Performance-based bonuses are an important component of our overall competitive compensation package. We pay cash bonuses to reward the achievement of clearly defined but shorter-term performance goals. We believe that such bonuses provide incentive to achieve our goals, and we carefully align such goals with our stockholders’ interests by measuring them, whenever possible. We also believe that the competitive environment in our industry and geographic location necessitates the inclusion of bonus elements in our compensation program in order to retain and attract talented executives.

Performance Guidelines and Bonus Payments. Each year the Compensation Committee establishes performance guidelines for bonus payments, including those of our Chief Executive Officer. The Compensation Committee evaluates many potential indicators of corporate success in deciding which performance measures to use for annual bonuses. The performance metrics approved and adopted by the Compensation Committee for 2012 included both individual performance objectives and corporate performance objectives. Payments under our bonus plan are based on achieving both our company’s financial performance goals and the executive’s individual goals. Individual goals are established for each executive and support our overall corporate goals. Wherever possible, individual goals contain quantitative components.

The Compensation Committee considered market data and individual performance and contribution in determining the incentive targets and relative weightings. The weighting of corporate versus individual goals was intended to reflect the participants’ responsibilities for their individual areas and company-wide functions. Each of Ms. Lee and Mr. Langston’s goals were weighted more to their individual goals than the other named executive officers due to their significant role in the areas of financial reporting and legal compliance. The following table lists our five most highly compensated named executive officers, their threshold, target and maximum annual cash incentive potential under the plan expressed as a percentage of their annual base salary, and the relative weighting assigned to corporate and individual goals for 2012:

		Bonus Potential as a % of Base Salary			Relative Weighting
Name (A)	Title	Threshold	Target	Maximum	Corporate Goals	Individual Goals
Roger L. Werner, Jr.	Former President and Chief Executive Officer (B)	—	—	—	—	—
Thomas E. Hornish	President and Chief Executive Officer	—	70%	94%	50%	50%
Thomas D. Allen	Executive V.P., Chief Operating Officer and Chief Financial Officer	—	60%	81%	50%	50%
Douglas J. Langston	Sr. VP, Chief Accounting Officer	—	40%	48%	30%	70%
Catherine C. Lee	Executive V.P., General Counsel and Corporate Secretary	—	45%	54%	40%	60%

(A)	Effective February 1, 2012: (i) Roger L. Werner, Jr. retired and resigned from his position as our President and Chief Executive Officer but was appointed as a Non-Executive Co-Chairman of the Board and served in such capacity during fiscal year ended December 31, 2012; (ii) Thomas E. Hornish relinquished his position as Executive Vice President, Chief Operating Officer and General Counsel and became our President and Chief Executive Officer and was appointed to our Board; (iii) Thomas D. Allen remained our Executive Vice President and Chief Financial Officer but also took on the additional position of Chief Operating Officer; and (iv) Catherine C. Lee became our Executive Vice President, General Counsel and Corporate Secretary.
(B)	Because Mr. Werner’s employment terminated on February 1, 2012, he was not eligible to receive an annual cash incentive for 2012 and no performance goals were established for Mr. Werner.

The Compensation Committee retains the sole and absolute discretion to determine any bonuses paid pursuant to the bonus plan, and also retains the right to pay our executives a discretionary bonus, including the named executive officers, up to a specified maximum amount, even if our company’s financial performance goals are not met. The payment of a bonus under the bonus plan is generally conditioned upon the participant’s employment on a full-time basis through the bonus payment date, which is typically after the completion of the annual audit and before March 15 of the following year.

We also exercise reasonable discretion in modifying performance goals when unanticipated events, such as market or regulatory changes, the need to adjust business plans or individual assignments or areas of responsibility, or the loss of key personnel have made the achievement of previously set individual or company-wide performance goals impossible or significantly more difficult. We believe that the failure to adjust goals in such circumstances could lead to justified disappointment and the potential departure of key personnel we wish to retain. If performance goals are restated because of unanticipated events, we may adjust the bonus and option elements of the executive compensation plan.

Performance Objectives.

Only with respect to Messrs. Hornish and Allen:

In order for Messrs. Hornish and Allen to be eligible to receive performance bonuses for fiscal year 2012, the following threshold levels of corporate financial performance had to be satisfied first: (i) achievement of at least 80% of fiscal year 2011’s consolidated non-GAAP measure of adjusted EBITDA3 results, or $10.2 Million and (ii) the achievement of at least 95% of fiscal year 2011’s consolidated revenue results, or $68.3 Million. These metrics were established to ensure that no annual incentive awards will be paid if the corporate performance results achieved were below pre-established thresholds. Revenue and adjusted EBITDA metrics were used as the corporate performance thresholds because the Compensation Committee believes these measures support our company’s objective of creating long-term stockholder value through sustained profitable growth. We achieved $12.7 Million adjusted EBITDA and $77.3 Million consolidated revenue in 2012. Because our company achieved the pre-established threshold levels of corporate financial performance, we concluded that Messrs. Hornish and Allen were eligible to receive performance bonuses for fiscal year 2012.

Corporate performance objectives for Messrs. Hornish and Allen and 2012 results.:

The Compensation Committee next considered the achievement of the following pre-established corporate metrics in determining whether the corporate operational performance goals of our company had been met in 2012: (i) our achieving net advertising sales revenues of $21.08 Million, excluding revenues received from time-buys and taking into account any change in the company’s reserves for make-good obligations; (ii) our achieving subscriber growth of 5% or more, as determined by taking the September 2012 month-end subscriber count based on distributor reports less the September 2011 subscriber count as adjusted for known over or under reporting by our distributors; and (iii) our achieving favorable ratings trends.

The target and actual results of the 2012 corporate performance metrics along with the weighting and achievement for purposes of bonus calculations were determined as follows:

	CORPORATE PERFORMANCE METRICS
	Net advertising sales revenues	Subscriber growth (%) achieved	Favorable ratings trends
Target	$21.08 Million	4.8%	—
Actual	$21.33 Million	9.3%	—
Relative Weighting*	40%	40%	20%
Achievement	103%	239%	0%

*	Expressed as a percentage of all corporate performance goals.

Individual Objectives for Messrs. Hornish and Allen.

In determining the achievement of Mr. Hornish’s 2012 individual performance objectives, the Compensation Committee considered Mr. Hornish’s support or activities relating to (i) the results of our efforts to renew key distribution contracts and our execution of business development opportunities; (ii) the continued development and implementation of our corporate strategy; (iii) leadership, the hiring and retention of key employees and creating a working environment that fosters passion, teamwork and agility within the organization; and (iv) investor relation efforts. The 2012 individual performance objectives for Mr. Hornish and the results for purposes of determining bonus calculations were determined as follows:

[3]	Adjusted EBITDA, a non-GAAP financial measure, means earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for the effects of share-based compensation expense, excluding merger-related costs.

Mr. Hornish’s Individual Performance Goals	Weighting	Achievement*
Renewal of distribution contracts and execution of business development opportunities	50%	16%
Development and implementation of corporate strategy	20%	20%
Hiring and retention of key employees	20%	20%
Investor Relations	10%	10%

Total	100%	66%

*	Expressed as the percentage achieved in respect of all of Mr. Hornish’s individual performance goals.

In determining the achievement of Mr. Allen’s 2012 individual performance objectives, the Compensation Committee considered Mr. Allen’s support or activities relating to: (i) the results of our efforts to renew key distribution contracts and our execution of business development opportunities; (ii) our management of expenditures consistent with budget; and (iii) the quality and timeliness of our financial compliance, reporting and investor relation efforts. The 2012 individual performance objectives for Mr. Allen and the results for purposes of determining bonus calculations were determined as follows:

Mr. Allen’s Individual Performance Goals	Weighting	Achievement*
Renewal of key distribution contracts and execution of business development opportunities	50%	16%
Management of expenditures consistent with budget	20%	20%
Investor relations and financial compliance and reporting	30%	30%

Total	100%	66%

*	Expressed as the percentage achieved in respect of all of Mr. Allen’s individual goals.

Only with respect to Mr. Langston and Ms. Lee:

Corporate Objectives for Mr. Langston and Ms. Lee.

The 2012 corporate objective and the weighting and achievement of such goal are described as follows:

Corporate Goals	Weighting	Achievement*
Achieving consolidated adjusted EBITDA[4] of $12.0 million	100%	100%

Total	100%	100%

*	Expressed as the percentage achieved in respect of each of Mr. Langston’s and Ms. Lee’s corporate performance goals.

Individual Objectives for Mr. Langston and Ms. Lee.

In determining the achievement of Mr. Langston’s 2012 individual goals, the Compensation Committee considered Mr. Langston’s support or activities with regard to (i) the quality and timeliness of our financial compliance and reporting; (ii) the audit process and related preparations; and (iii) leadership, the hiring and retention of key employees and creating a working environment that fosters passion, teamwork and agility within the organization. The 2012 individual performance objectives for Mr. Langston and the weighting and achievement of such goals are described as follows:

[4]	Adjusted EBITDA, a non-GAAP financial measure, means earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for the effects of share-based compensation expense, excluding merger-related costs.

Mr. Langston’s Individual Performance Goals	Weighting	Achievement*
Ensuring financial compliance and reporting	28%	28%
Management of audit process and controls	28%	28%
Retention and leadership	44%	44%

Total	100%	100%

*	Expressed as the percentage achieved in respect of all of Mr. Langston’s individual performance goals.

In determining the achievement of Ms. Lee’s 2012 individual goals, the Compensation Committee considered Ms. Lee’s contributions to (i) the management and containment of legal expenditures consistent with our budget; (ii) activities and preparations facilitating legal compliance and regulatory submissions; and (iii) the implementation of our corporate strategy, strategic and collaborative efforts. The 2012 individual performance objectives for Ms. Lee and the weighting and achievement of such goals are described as follows:

Ms. Lee’s Individual Performance Goals	Weighting	Achievement*
Management of legal expenditures consistent with budget	34%	34%
Ensuring legal compliance and reporting	33%	33%
Legal support relating to implementation of corporate strategy	33%	33%

Total	100%	100%

*	Expressed as the percentage achieved in respect of all of Ms. Lee’s individual performance goals.

2012 Performance Results.

In March 2013, the Compensation Committee compared the actual performance of our company and each of the named executive officers to the previously established performance targets for the year to determine the payment of bonuses, if any. In making such comparisons and determinations, the Compensation Committee reviewed the 2012 financial and operational results of our company to determine whether the corporate performance goals of our company have been achieved. The Compensation Committee then reviewed individual performance targets for each named executive officer and, after reviewing each named executive officer’s performance, used its discretion to determine whether such targeted performance has been met. The Compensation Committee also considered all other extenuating circumstances and considerations to determine the total bonus, if any, each named executive officer should be paid. The Compensation Committee considered the calculated payouts earned by each of our company’s executive officers and awarded the following payouts to each named of the named executive officers:

	2012 BONUS RESULTS
			Corporate Performance Goals		Individual Performance Goals
Executive Officer	Aggregate Target 2012 Bonus	Aggregate 2012 Bonus Earned	Corporate Performance Targeted 2012 Bonus	Amount of 2012 Corporate Performance Bonus Earned	Individual Performance Targeted 2012 Bonus	Amount of 2012 Individual Performance Bonus Earned
Mr. Werner (A)	$—	$—	$—	$—	$—	$—
Mr. Hornish	$323,400	$327,860	$161,700	$221,138	$161,700	$106,722
Mr. Allen	$240,000	$243,310	$120,000	$164,110	$120,000	$79,200
Mr. Langston	$85,559	$85,559	$25,668	$25,668	$59,891	$59,891
Ms. Lee (B)	$123,750	$123,750	$49,500	$49,500	$74,250	$74,250

(A)	Because Mr. Werner’s employment terminated on February 1, 2012, he was not eligible to receive an annual cash incentive for 2012 and no performance goals were established for Mr. Werner.
(B)	The amounts shown here are pro-rated at 92% for fiscal year 2012 as Ms. Lee joined our company in February 2012.

Long-Term Stock-Based Incentive Awards

Our long-term stock-based incentive awards to executives and employees consist of stock options, restricted shares and performance units and have been granted under our 2004 Long-Term Incentive Plan. The objective of these awards is to advance the longer-term interests of our stockholders and our named executive officers and to complement incentives tied to annual performance. Our stock options, restricted shares and performance units have been established to provide our named executive officers with incentives to help align their interests with the interests of stockholders. We have not adopted stock ownership guidelines. Currently, neither the Board of Directors nor its Compensation Committee has delegated authority to any member of management to grant any equity awards.

An executive’s vesting rights to equity awards are generally negotiated at the time of initial hiring and at the time of any additional awards. Currently our equity awards vest over various periods ranging from one to four years on a monthly, quarterly or annual basis. The number of equity awards granted to an executive is also dependent on the number of shares available in the equity award pool, the number of awards already granted and vested to each individual executive, and information concerning the equity award granting practices of comparable companies.

All equity awards are granted under a stockholder approved plan and all grants of restricted stock and restricted stock units are made at 100% of fair market value, which we define as the closing price of our common stock on the date of grant. We do not re-price grants and do not coordinate the grant of awards with the release of material information to result in favorable pricing. A significant portion of our equity awards are granted to our named executive officers at the time of hire. However, we may also grant an equity award upon such executive’s promotion and/or as part of an annual review. We granted large equity awards to Mr. Hornish in connection with his promotion to President and Chief Executive Officer, to Mr. Allen in connection with his promotion to Chief Operating Officer, and to Ms. Lee’s when she joined our company as our General Counsel. These equity awards were negotiated in connection with the employment agreements and amendments that we entered into with such executive officers, after taking into account market factors, internal parity considerations and each officer’s vested and unvested positions.

New Hire Equity Award Grant Process for Executives Officers. For newly hired executive officers, the Compensation Committee determines the number, structure and vesting schedule of service-based restricted stock to be granted based on information it has available on such packages to similarly situated executives and recommendations by the Chief Executive Officer and other directors. If the Compensation Committee grants the equity awards prior to the executive’s hire date, the effective date of the grant is the executive’s first day of employment and vesting commences on the same date or, if the stock market is closed on that day, the next business day when the market opens and vesting commences on such date. If the grant does not occur prior to the executive’s hire date, the grants are effective and vesting commences on the day such awards are made by the Compensation Committee.

Other Equity Awards Grant Process. For non-named executive officers, we generally consider the granting of any equity awards during our annual employee review process, and we may make grants related to promotions. All equity awards granted to our named executive officers and employees are approved by the Compensation Committee either by unanimous written consent or at meetings. The grants of service-based restricted stock are effective and vesting commences on the day of the grant or some other date as established by the Compensation Committee. The fair market value of such underlying shares is determined by the closing price of our stock as of the date of the grant or the most recently available closing price at the time of grant.

Non-Employee Director Equity Awards Grant Process. Pursuant to our Non-Employee Directors Stock Option Plan, prior to May 2007 each non-employee director received an option to purchase 125,000 shares of common stock when they initially joined the Board of Directors. Only two current directors, Messrs. Merritt and Stanley, hold such stock options, which are fully vested at this time. In December 2006, the Board of Directors adopted a policy of granting each non-employee director that number of restricted shares equal to a value of $40,000 on the date of grant after the vesting period of the options; such restricted shares vested one year after the date of grant. In May 2007, the Board of Directors terminated the Non-Employee Directors Stock Option Plan and granted each non-employee director that number of restricted shares equal to a value of approximately $300,000 on the date of grant, with approximately one-third of such shares vesting annually immediately prior to our annual stockholder meeting provided that the non-employee director has continued to serve on the Board during the prior year. Upon a change in control, all such shares vest 100%. In March 2010, the Board terminated the policy adopted in May 2007, replaced and superseded all prior policies with a new compensation policy of annually granting to each non-employee director continuing to serve on our Board after our Annual Meeting, that number of restricted stock units equal to a value of $100,000 on the date of the Annual Meeting, such restricted stock units to vest one year after the date of grant, provided that the non-employee director has continued to serve on the Board during the prior year. Upon a change in control, all such units vest 100%.

Retirement Benefits under the 401(k) Plan, Executive Perquisites and Generally Available Benefit Programs

Our named executive officers participate in medical, vision and dental insurance group plans that are available to all employees, except that our company provides medical, dental and vision insurance coverage to the named executive officers that includes coverage for their spouses and dependents.

Our named executive officers, together with most company employees, also participate in a broad-based, tax-qualified 401(k) plan. Employees may contribute a portion of their pay to the plan for investment on a tax-deferred basis. Our company matches one-half of the first 6% of the employee’s contributions. Our company’s matching contributions vest in 20% increments after each year of employment, such that after the fifth year of employment, all company matching contributions are 100% vested. The Internal Revenue Code limits the amount of compensation eligible for deferral under tax-qualified plans. At times, we may also pay the relocation, housing or commuting costs of our employees, including our named executive officers.

Accounting and Tax Considerations

Internal Revenue Code Section 162(m) places a limit of $1,000,000 on the annual amount of compensation (other than compensation that qualifies as “qualified performance-based compensation”) that publicly held companies may deduct for federal income tax purposes for named executive officers.

Although the Board of Directors and our Compensation Committee also consider the accounting effect and tax deductibility resulting from a named executive officer’s compensation package, such consideration is not a definitive or decisive factor. The Board of Directors and our Compensation Committee design and structure the compensation packages for our named executive officers in a way that enables our company to hire extremely capable and highly motivated executives that can favorably impact our company and its stockholders.

Post-Termination Compensation and Benefits

As of December 31, 2012, our company had employment agreements with all of its named executive officers except Perry Massie, our executive Co-Chairman. These agreements provide for the payment of certain compensation and benefits upon certain terminations of employment, as more fully described under the section entitled “Employment Arrangements and Change in Control Arrangements,” below. The Board of

Directors and Compensation Committee believe that granting such benefits is necessary in order to incentivize such executives to initially join our company and/or remain employed by our company, and in exchange, our company benefits from receiving a full release of claims by such executive upon the termination of employment. In addition, each executive must agree to not solicit any of our employees or compete with or disparage our company for that period during which the executive is receiving such benefits.

Acceleration of Equity Awards

Under our 2004 Long-Term Incentive Plan, all employees, including our named executive officers, are eligible for accelerated vesting of their equity awards under the following change in control circumstances:

If the award is assumed or substituted by the successor corporation in a change in control but the employee is involuntarily terminated by the successor in connection with or within 3 months prior or 12 months following consummation of the change in control, the vesting of each assumed or substituted award will automatically accelerate in full.

For purposes of the acceleration circumstances available in the 2004 Long-Term Incentive Plan, a change in control means any of the following:

•	A sale, transfer, or other disposition of all or substantially all of our company’s assets and properties is closed or consummated;

•

Any person (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, other than our company, any affiliate, or any “person” who as of the date of the 2004 Long-Term Incentive Plan’s adoption by the Board of Directors, is a director or officer of our company (including any trust of such director or officer), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, directly or indirectly, of securities of our company representing more than 50% of the combined voting power of our company’s then outstanding securities, provided that the following shall not constitute a “change in control” of our company: (i) any acquisition directly from our company (excluding any acquisition resulting from the exercise of a conversion or exchange privilege in respect of outstanding convertible or exchangeable securities); (ii) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by our company, any affiliate, or any entity controlled by our company or an affiliate; or (iii) upon the death of any person who as of the date on which the Board of Directors adopted the 2004 Long-Term Incentive Plan is a director or officer of our company, the transfer (1) by testamentary disposition or the laws of intestate succession to the estate or the legal beneficiaries or heirs of such person, or (2) by the provisions of any living trust to the named current income beneficiaries thereof of the securities of our company beneficially owned by such director or officer of our company;

•

During any twelve month period during the term of the 2004 Long-Term Incentive Plan, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

•	A merger, reorganization, or consolidation involving our company is closed or consummated, other than a merger, reorganization, or consolidation in which holders of shares immediately prior to such transaction own, either directly or indirectly, 50% or more of the equity interests or combined voting power of the surviving corporate or entity (or its parent company) immediately following such transaction.

For purposes of the acceleration circumstances available in the 2004 Long-Term Incentive Plan, an involuntary termination means a termination of an employee’s continuous service under the following circumstances on or after a change in control:

•	Termination without “cause” by our company or an affiliate or successor thereto; or

•

Voluntary termination by the employee within 60 days following: (A) a material reduction in the employee’s job responsibilities, provided that neither a mere change in title alone nor reassignment to a substantially similar position shall constitute a material reduction in job responsibilities; (B) an involuntary relocation of the employee’s work site to a facility or location more than 50 miles from the employee’s principal work site at the time of the change in control; or (C) a material reduction in employee’s total compensation other than as part of a reduction by the same percentage amount in the compensation of all other similarly-situated employees, directors or consultants.

For purposes of the acceleration circumstances available in the 2004 Long-Term Incentive Plan, cause for termination of an employee’s continuous service will exist if the employee is terminated by our company or an affiliate for any of the following reasons:

•	The employee’s willful failure to substantially perform his or her material duties and responsibilities to our company or deliberate violation of a material company policy;

•	The employee’s commission of any material act or acts of fraud, embezzlement, dishonesty, or other willful misconduct;

•

The employee’s material unauthorized use or disclosure of any proprietary information or trade secrets of our company or any other party to whom the employee owes an obligation of nondisclosure as a result of his or her relationship with our company; or

•	The employee’s willful and material breach of any of his or her obligations under any written agreement or covenant with our company.

The employment agreements entered into with each of Messrs. Hornish, Allen and Ms. Lee also provide for acceleration of equity awards upon a change in control. For additional information regarding these arrangements, please refer to the section entitled “Employment Arrangements and Change in Control Arrangements,” below.

Compensation Committee Interlocks and Insider Participation

Messrs. Pandzik, Stanley and Dalvi are the current members of our Compensation Committee. None of these members is or has been an officer or employee of Outdoor Channel Holdings, Inc. or has any relationship with our company requiring disclosure under Item 404 of SEC Regulation S-K. No executive officer of Outdoor Channel serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Outdoor Channel Holdings, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis included in this portion of the 10-K, and based upon that review and discussion, recommended to the Board that it be so included.

Compensation Committee

Michael L. Pandzik, Chair
Ajit M. Dalvi
Bahnson Stanley

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2012, 2011 and 2010, respectively, by our five most highly compensated executive officers who were employed by us as of December 31, 2012. We refer to these executive officers as our “named executive officers” elsewhere in this document.

Name and Principal Position (1)	Year	Salary ($)		Bonus ($)(2)		Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)		All Other Compensation ($)		Total ($)
Roger L. Werner, Jr.	2012	54,129	(5)	—		—	—	—		393,189	(6)(7)	557,318
Co-Chairman of the Board	2011	507,846		—		—	—	429,077		96,971	(8)	1,033,894
	2010	500,000		20,000	(9)	—	—	321,333		66,026	(10)	907,359

Thomas E. Hornish	2012	451,914		—		1,068,000	—	327,861		81,720	(7)	1,929,495
President & CEO	2011	355,493		—		—	—	225,266		55,858	(8)	636,617
	2010	350,000		21,000	(9)	—	—	152,950		35,573	(10)	559,523

Thomas D. Allen	2012	396,352		—		554,250	—	243,310		44,696	(7)	1,238,607
Exec VP, COO & CFO (11)	2011	355,493		—		433,000	—	186,334		33,633	(8)(12)	1,008,460
	2010	156,154	(11)	—		580,800	—	99,750	(11)	13,949	(10)(13)	850,653	(11)

Douglas J. Langston	2012	213,769		—		—	—	85,559		25,571	(7)	324,899
Senior VP & CAO	2011	207,201		—		—	—	66,159		19,526	(8)	292,886
	2010	204,000		—		147,750	—	70,000		10,230	(10)	431,980

Catherine C. Lee	2012	268,846	(14)	—		427,200	—	123,750	(14)	9,982	(7)	829,778	(14)
Exec VP, GC & Corp Sec

Perry T. Massie	2012	$120,000		—		—	—	—		3,600	(15)	$123,600	(16)
Executive Co-Chairman of the Board (15)	2011	$120,000		—		—	—	—		3,600	(15)	$123,600	(16)
	2010	$120,000		—		—	—			3,600	(15)	$123,600	(16)

(1)	Effective February 1, 2012: (i) Roger L. Werner, Jr. retired as our President and Chief Executive Officer but remains one of our directors; (ii) Thomas E. Hornish resigned his position as Executive Vice President, Chief Operating Officer and General Counsel and became our President and Chief Executive Officer and was appointed to our Board; (iii) Thomas D. Allen remained our Executive Vice President and Chief Financial Officer but also took on the additional position of Chief Operating Officer; and (iv) Catherine C. Lee became our Executive Vice President, General Counsel and Corporate Secretary.
(2)	Represents discretionary bonuses awarded by the Compensation Committee in addition to performance-based annual cash bonuses earned. For all years presented, cash awards earned were paid in the subsequent fiscal year.
(3)	Grant date fair value of stock awards granted during the year. These amounts reflect our grant date estimate of the aggregate compensation expense that we will recognize over the service period of the award. They are calculated in accordance with generally accepted accounting principles for financial reporting purposes based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report to Stockholders but disregarding estimates of forfeitures related to service-based vesting conditions.
(4)	Represents performance-based annual cash bonuses earned. For all years presented, cash awards earned were paid in the subsequent fiscal year.
(5)	Mr. Werner terminated his employment on January 31, 2012 and became the non-executive Co-Chairman of the Board on February 1, 2012. This amount represents Mr. Werner’s prorated salary for 2012.
(6)	This amount represents $275,000 in consulting fees and $110,000 board related fees paid in connection with the Werner Transition Agreement.
(7)	This amount includes the company’s matching portion of contributions to our 401(k) Plan on behalf of the named executive officer, a special cash distribution declared on November 16, 2012 of $0.25 per share paid on stock, and cash received by executive from shares that were unvested in 2011 and 2010 but entitled to receive the 2011 cash distribution declared on December 12, 2011 of $0.25 per share upon vesting of such shares during 2012 and the 2010 cash distribution declared on December 7, 2010 of $0.25 per share upon vesting of such shares during 2012.
(8)	Represents the company’s matching portion of contributions to our 401(k) Plan on behalf of the named executive officer, a special cash distribution declared on December 12, 2011 of $0.25 per share paid on stock, and cash received by executive from shares that were unvested in 2010 but entitled to receive the 2010 cash distribution declared on December 7, 2010 of $0.25 per share upon vesting of such shares during 2011.
(9)	Represents a discretionary bonus for extraordinary efforts and positive results in 2010 relating to the company’s growth in high-definition subscribers and a new initiative regarding international distribution of the company’s content in 2010.
(10)	Represents the company’s matching portion of contributions to our 401(k) Plan on behalf of the named executive officer and a special cash distribution declared on December 7, 2010 of $0.25 per share paid on stock.
(11)	The amounts shown here are pro-rated at 60% for fiscal year 2010 as Mr. Allen joined our company in July 2010.
(12)	Includes a $13,000 housing allowance paid pursuant to Mr. Allen’s Employment Agreement (as later discussed in the “Employment Arrangements and Change in Control Arrangements” section).
(13)	Includes an $11,000 housing allowance paid pursuant to Mr. Allen’s Employment Agreement (as later discussed in the “Employment Arrangements and Change in Control Arrangements” section).
(14)	The amounts shown here are pro-rated at 92% for fiscal year 2012 as Ms. Lee joined our company in February 2012.
(15)	This amount represents the company’s matching portion of contributions to our 401(k) Plan on behalf of the named executive officer.
(16)	We have included Mr. P. Massie for purposes of the compensation table because of his role as the Executive Co-Chairman of the Board. His only compensation is $120,000 per year in base salary and health coverage and benefits. He receives no other compensation other than matching contributions under our 401(K) plan.

27

Grants of Plan-Based Awards

Plan-based equity awards granted to our named executive officers are generally service-based restricted stock, although we have granted stock options in the past. The exercise price per share of each option granted to our named executive officers was the closing price of our stock on the date of the grant or if no such price is available at the time of grant then the most recent closing price available. All equity awards were granted under our 2004 Long-Term Incentive Plan, as amended.

The following table presents information concerning grants to each of the named executive officers during 2012.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (Performance-Based Annual Bonus) (2)					Estimated Future Payouts Under Equity Incentive Plan Awards
Name (1)	Grant Date	Threshold ($)	Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($/Sh)
Roger L. Werner, Jr.	—	—	—		—		—	—	—	—	—	—	—
Thomas E. Hornish	2/1/12	—	$323,400		$436,590		—	—	—	150,000	—	—	$7.12
Thomas D. Allen	2/7/12	—	$240,000		$324,000		—	—	—	75,000	—	—	$7.39
Douglas J. Langston		—	$85,559		$102,671		—	—	—	—	—	—	—
Catherine C. Lee	2/1/12	—	$123,750	(3)	$148,500	(3)	—	—	—	60,000	—	—	$7.12
Perry T. Massie (4)	—	—	—		—		—	—	—	—	—	—	—

(1)	Effective February 1, 2012: (i) Roger L. Werner, Jr. retired as our President and Chief Executive Officer but remains one of our directors; (ii) Thomas E. Hornish resigned his position as Executive Vice President, Chief Operating Officer and General Counsel and became our President and Chief Executive Officer and was appointed to our Board; (iii) Thomas D. Allen remained our Executive Vice President and Chief Financial Officer but also took on the additional position of Chief Operating Officer; and (iv) Catherine C. Lee became our Executive Vice President, General Counsel and Corporate Secretary.
(2)	Amounts reported in the table represent estimates at the beginning of 2012 of bonuses expected to be paid under performance objectives established by the Compensation Committee.
(3)	The amounts shown here are pro-rated at 92% for fiscal year 2012 as Ms. Lee joined our company in February 2012.
(4)	We have included Mr. P. Massie for purposes of the compensation table because of his role as the Executive Co-Chairman of the Board. His only compensation is $120,000 per year in base salary and health coverage and benefits. He receives no other compensation other than matching contributions under our 401(K) plan

28

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2012, including the value of the stock awards.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Roger L. Werner, Jr.	—	—	—	—	—	—	—	—	—
Thomas E. Hornish	—	—	—	—	—	160,000(1)	1,216,000	—	—
Thomas D. Allen	—	—	—	—	—	147,500(2)	1,121,000	—	—
Douglas J. Langston	—	—	—	—	—	18,750(3)	142,500	—	—
Catherine C. Lee	—	—	—	—	—	40,000(4)	304,000	—	—
Perry T. Massie (5)						—	—

(1)	10,000 shares are restricted shares, subject to forfeiture. 5,000 shares shall vest in equal quarterly installments on January 15 and April 15 such that the entire 10,000 shares of restricted stock will be vested as of April 15, 2013. 30,000 shares are restricted shares, subject to forfeiture. 30,000 shares shall fully vest on February 1, 2013. 120,000 shares are restricted shares, subject to forfeiture. In 2013, 40,000 shares shall vest in equal quarterly installments of 10,000 shares each on March 31, June 30, September 30, and December 31 such that the entire 40,000 shares will be vested as of December 31, 2013. In 2014, 80,000 shares shall vest in equal quarterly installments of 20,000 shares each on March 31, June 30, September 30, and December 31 such that the entire 80,000 shares will be vested as of December 31, 2014.
(2)	52,500 shares are restricted shares, subject to forfeiture. 7,500 shares shall vest in equal quarterly installments on January 16, April 16, July 16, and October 16 of each year such that the entire 52,500 shares of restricted stock will be vested as of July 16, 2014. 40,000 shares are restricted shares, subject to forfeiture. 20,000 shares shall vest on January 19 of each year such that the entire 40,000 shares of restricted stock will be vested as of January 19, 2014. 55,000 shares are restricted shares, subject to forfeiture. In 2013, 25,000 shares shall vest in equal quarterly installments of 6,250 shares each on March 31, June 30, September 30, and December 31 such that the entire 25,000 shares will be vested as of December 31, 2013. In 2014, 30,000 shares shall vest in equal quarterly installments of 7,500 shares each on March 31, June 30, September 30, and December 31 such that the entire 30,000 shares will be vested as of December 31, 2014.
(3)	6,250 shares are restricted shares, subject to forfeiture. 6,250 shares shall fully vest on March 10, 2013. 12,500 shares are restricted shares, subject to forfeiture. 6,250 shares shall vest on May 24 of each year such that the entire 12,500 shares of restricted stock will be vested as of May 24, 2014.
(4)	40,000 shares are restricted shares, subject to forfeiture. 5,000 shares shall vest in equal quarterly installments on March 31, June 30, September 30, and December 31 of each year such that the entire 40,000 shares of restricted stock will be vested as of December 31, 2014.
(5)	We have included Mr. P. Massie for purposes of the compensation table because of his role as the Executive Co-Chairman of the Board. His only compensation is $120,000 per year in base salary and health coverage and benefits. He receives no other compensation other than matching contributions under our 401(K) plan.

Option Exercises and Stock Vested at Fiscal Year End

The following table presents certain information concerning the exercise of options and vesting of restricted stock by each of the named executive officers during the fiscal year ended December 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Roger L. Werner, Jr.	—	—	60,000	(1)	442,500	(1)
Thomas E. Hornish	—	—	80,000	(2)	580,650	(2)
Thomas D. Allen	—	—	70,000	(3)	520,600	(3)
Douglas J. Langston	—	—	17,500	(4)	126,638	(4)
Catherine C. Lee	—	—	20,000	(5)	147,500	(5)
Perry T. Massie (6)		—	—		—

(1)	Represents gross amounts received from the vesting of restricted shares; in connection with such vesting Mr. Werner returned 18,900 of such shares, equal to a value of $139,387, back to our company in satisfaction of statutory tax withholdings.
(2)	Represents gross amount received from the vesting of restricted shares; in connection with such vesting Mr. Hornish returned 29,902 of such shares, equal to a value of $217,026, back to our company in satisfaction of statutory tax withholdings.
(3)	Represents gross amounts received from the vesting of restricted shares; in connection with such vesting Mr. Allen returned 24,345 of such shares, equal to a value of $180,767, back to our company in satisfaction of statutory tax withholdings.
(4)	Represents gross amount received from the vesting of restricted shares; in connection with such vesting Mr. Langston returned 6,420 of such shares, equal to a value of $46,458, back to our company in satisfaction of statutory tax withholdings.
(5)	Represents gross amount received from the vesting of restricted shares; in connection with such vesting Ms. Lee returned 7,598 of such shares, equal to a value of $56,018, back to our company in satisfaction of statutory tax withholdings.
(6)	We have included Mr. P. Massie for purposes of the compensation table because of his role as the Executive Co-Chairman of the Board. His only compensation is $120,000 per year in base salary and health coverage and benefits. He receives no other compensation other than matching contributions under our 401(K) plan

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Employment Arrangements and Change in Control Arrangements

Perry T. Massie

Mr. Perry T. Massie serves as our Executive Co-Chairman of the Board. His only compensation is $120,000 per year in base salary and health coverage and benefits. He receives no other compensation other than matching contributions under our 401(K) plan. We have not entered into an employment agreement with Mr. Perry T. Massie. As such, Mr. Massie will not receive any payments from the company upon termination or resignation, whether or not involuntary, or in connection with a change in control.

Roger L. Werner, Jr.

On January 25, 2012, we entered into a Transition Agreement with Mr. Werner, our former President and Chief Executive Officer, in connection with his retirement. The Transition Agreement terminated on December 31, 2012 and provided for, among other things, the termination of Mr. Werner’s amended and restated employment agreement and his resignation from serving as our President and Chief Executive Officer on January 31, 2012. In addition, Mr. Werner provided certain transition services to the company to facilitate an orderly transition of his responsibilities to the new chief executive officer. During 2012, Mr. Werner received a monthly fee of (i) $25,000 per month for providing transition services; and (ii) $10,000 monthly retainer in lieu of per meeting fees, for services provided as the company’s non-executive Co-Chairman.

Common Employment Agreement Provisions.

The provisions described below which we refer to as “Common Provisions” elsewhere in this document, are found in most of our employment agreements with our named executive officers.

Our employment agreements provide that if the named executive officer’s employment with our company terminates for any reason, such officer will be entitled to any (i) unpaid base salary accrued up to the effective date of termination; (ii) unpaid, but earned and accrued annual incentive for any completed fiscal year as of the termination of employment; (iii) pay for accrued but unused vacation; (iv) benefits or compensation as provided under the terms of any employee benefit and compensation agreements or plans applicable to the officer; (v) unreimbursed business expenses required to be reimbursed to the officer; and (vi) right to indemnification that such officer may have under our Certificate of Incorporation, Bylaws, his/her employment agreement, or separate indemnification agreement, as applicable.

Our employment agreements utilizes the terms “Cause” and “Good Reason.” The terms “Cause” and “Good Reason” as used in each of the discussions concerning the employment agreements with our named executive officers, are defined in the respective employment agreements with each named executive officer and have the meanings generally described below. You should refer to the employment agreement for each officer for the actual definitions. The term “Change in Control” as used in the following discussion and table below is defined in the 2004 Long-Term Incentive Plan and has the meaning described above in the section entitled “Acceleration of Equity Awards.”

“Cause” generally means that the named executive officer has:

•	deliberately refused to perform his/her duties;

•	breached his/her duty of loyalty to our company;

•	been convicted of a felony;

•	willfully breached any fiduciary duty that has a material detriment to our reputation or business;

•

been found liable in any Securities and Exchange Commission or other civil or criminal securities law action that our Board of Directors determines will have a detrimental effect on our reputation or business;

•	entered into a cease and desist order with respect to any action which would bar him/her from service as an executive officer or member of a board of directors of any publicly-traded company;

•	obstructed or impeded or failed to cooperate with any investigation authorized by the Board of Directors or any governmental or self-regulatory authority; or

•	been disqualified by any governmental or self-regulatory authority from serving in the capacity contemplated by the agreement.

“Good Reason” generally means that, without the express written consent of the named executive officer:

•	such officer’s responsibilities have been significantly reduced or a change has been made in such officer’s reporting position;

•	such officer’s base salary, target annual incentive or benefits have been reduced;

•	our company has purportedly terminated such officer for cause without first satisfying the procedural protections as required by the employment agreement;

•	any successor to our company has not assumed the obligations under such officer’s employment agreement; or

•

only with respect to Ms. Lee, such officer has been reassigned to a location more than forty-five (45) miles away from her primary place of employment; and only with respect to Messrs. Hornish and Allen, such officer has been reassigned to a location more than fifty (50) miles away from his primary place of employment, excluding specifically, relocation to Irvine, San Diego or Los Angeles.

The severance payments and other benefits under the employment agreements would be subject to the named executive officer entering into (and not subsequently revoking): (i) a release of claims agreement; (ii) a non-compete, non-solicitation and non-disparagement agreement that would be in effect during the period in which the named executive officer received severance payments and (iii) our standard form of confidential information, intellectual property, non-competition and non-solicitation agreement.

Our employment agreements also provide that upon a Change in Control, all of such officer’s then outstanding awards relating to the company’s common stock (whether stock options, stock appreciation rights, shares of restricted stock, restricted stock units, or otherwise) will fully vest.

Our employment agreements also contemplate that in the event that the severance payments and other benefits payable to such executives constitute “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended, and would be subject to the applicable excise tax, then his/her severance and other benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by such executive on an after-tax basis of the greatest amount of benefits.

Thomas E. Hornish

In February 2007, we entered into a Change of Control Severance Agreement with Thomas E. Hornish, our Executive Vice President and Chief Operating Officer, which was replaced and superseded in its entirety by the employment agreement that we entered into with Mr. Hornish in April 2009. The employment agreement with Mr. Hornish had an initial term that ended on December 31, 2012, and was superseded in its entirety when we entered into an amended and restated employment agreement with Mr. Hornish, in connection with his appointment as our new President and Chief Executive Officer Effective, as of February 1, 2012. This agreement was subsequently amended on April 10, 2012 and November 15, 2012. We refer to this agreement as the “Hornish Amended Employment Agreement” elsewhere in this document.

The Hornish Amended Employment Agreement has an initial term that ends on December 31, 2014 and may be renewed on mutually agreed terms. Pursuant to the terms of the Hornish Amended Employment Agreement, Mr. Hornish is entitled to a base salary of $462,000 per year. Mr. Hornish’s agreement provides for annual adjustments to his base salary to reflect the average percentage increase in the Consumer Price Index, if any, for the preceding year, up to a maximum of five (5%) per year. Mr. Hornish is entitled to a base salary of $471,702 in 2013. Pursuant to the Hornish Amended Employment Agreement, Mr. Hornish is eligible to receive annual cash incentives payable for the achievement of performance goals established by the Board of Directors or the Compensation Committee, which shall be based on a target annual incentive that is not less than seventy percent (70%) of his base salary.

In connection with the Hornish Amended Employment Agreement, Mr. Hornish was granted an incremental 150,000 shares of restricted stock under the 2004 Long-Term Incentive Plan on February 1, 2012. Such restricted stock will vest as follows: (i) In 2012, 30,000 shares vested in equal quarterly installments of 7,500 shares each, beginning on March 31, 2012, such that the entire 30,000 shares vested on December 31, 2012, (ii) In 2013, 40,000 shares shall vest in equal quarterly installments of 10,000 shares each, commencing on March 31, 2013, such that the entire 40,000 shares shall have vested on December 31, 2013; and (iii) In 2014, 80,000 shares shall vest in equal quarterly installments of 20,000 shares each, commencing on March 31, 2014, such that the entire 80,000 shares shall have vested on December 31, 2014.

The Hornish Amended Employment Agreement also contains “Common Provisions” as described under the “Common Provisions in Employment Agreements” section on page 31 of this document. The employment agreement with Mr. Hornish provides that he is eligible to receive severance benefits in the event of certain terminations of his employment. Except for a voluntary resignation, if a termination of employment (including a resignation of employment for good reason) occurs during the period that is either three months prior to or within twelve months after a change in control, for purposes of the employment agreement it will be considered “in connection with a change in control.”

In the event that we terminate Mr. Hornish without cause, or Mr. Hornish resigns for good reason, he will receive (i) severance payments in equal monthly installments (less applicable withholding taxes) for a period of twelve months (if such termination or resignation is in connection with a change in control, for a period of eighteen months); (ii) if the date of termination occurs on or after July 1, Mr. Hornish will also be entitled to receive a pro-rata bonus for the year, based on good faith estimations of the achievement of performance goals on the date of termination (if such termination or resignation is in connection with a change in control, an amount equal to Mr. Hornish’s full target annual incentive for the year, assuming full attainment of all performance goals, such bonus to be paid on the date of termination), (iii) fifty percent (50%) of the then unvested portion of any equity award will vest and, to the extent applicable, become exercisable upon the date of Mr. Hornish’s termination (if such termination or resignation is in connection with a change in control, then one hundred percent (100%) of any equity award will vest), and (iv) if Mr. Hornish elects continuation coverage pursuant to COBRA, and provided that he constitutes a qualified beneficiary under the Internal Revenue Code of 1986, as amended, we will reimburse him for the same level of health coverage and benefits as in effect on the day immediately preceding the date of termination until the earlier of (A) twelve months following the date of his termination or resignation (if such termination or resignation is in connection with a change in control, for a period of eighteen months), or (B) the date upon which Mr. Hornish and his eligible dependents become covered under a similar plan.

The following table represents potential payouts to Mr. Hornish upon termination of employment pursuant to the terms of the Hornish Amended Employment Agreement and assumes the termination of employment occurred on December 31, 2012. This table further assumes that all earned and accrued base compensation and annual incentives, if any, were paid in full prior to the triggering event. Further, the payout for continuation of health care benefits is an estimate of the cost our company would incur to continue those benefits.

Termination of Employment - Thomas E. Hornish (1)

Compensation and Benefits	Voluntary Resignation	For Cause	Change in Control (3)	Involuntary or Resignation for Good Reason Without Change in Control		Involuntary or Resignation for Good Reason After Change in Control		Due to Death or Disability
Aggregate amount	$—	$—	$—	$462,000	(2)	$1,016,400		$—
Equity Awards
• Restricted Shares	$—	$—	$1,216,000	$608,000		$1,216,000	(3)	$—
Health Care Benefits	$—	$—	$—	$18,087		$27,130		$—

(1)	As of December 31, 2012, Mr. Hornish’s annual salary was $462,000 and his targeted Annual Incentive Bonus was 70% of his base salary.
(2)	If the involuntary termination or resignation for good reason were to occur after July 1, but not in connection with a Change in Control, Mr. Hornish would also be entitled to receive a pro-rata bonus for the year, based on good faith estimations of the achievement of performance goals on the date of termination (if such termination or resignation is in connection with a change in control, an amount equal to Mr. Hornish’s full target annual incentive for the year, assuming full attainment of all performance goals).
(3)	All shares of unvested restricted stock shall accelerate and fully vest upon a change in control regardless of whether the executive’s employment is terminated.

Thomas D. Allen

In July 2010, our company entered into an employment agreement with Mr. Thomas D. Allen to serve as Executive Vice President and Chief Financial Officer of our company. Such employment agreement was amended on December 13, 2011. Mr. Allen took on the additional position of Chief Operating Officer as of February 1, 2012. In connection with his promotion to Chief Operating Officer, Mr. Allen’s employment agreement was amended on February 7, 2012. His agreement was subsequently amended on November 15, 2012.

Mr. Allen’s employment agreement, as amended, has an initial term that ends on December 31, 2014 and may be renewed on mutually agreed terms. Pursuant to the terms of the employment agreement, Mr. Allen is entitled to a base salary of $400,000 per year. The employment agreement provides for annual adjustments to his base salary to reflect the average percentage increase in the Consumer Price Index, if any, for the preceding year, up to a maximum of five (5%) per year. Mr. Allen is entitled to a base salary of $408,400 in 2013. Pursuant to the his employment agreement, Mr. Allen is eligible to receive annual cash incentives payable for the achievement of performance goals established by the Board of Directors or the Compensation Committee, which shall be based on a target annual incentive that is not less than sixty percent (60%) of his base salary. In addition, beginning in July 2010, Mr. Allen’s employment agreement provided that the company would pay for Mr. Allen’s housing in Temecula, California, up to $2,000 per month, for a maximum of twelve (12) months.

In connection with his promotion to Chief Operating Officer, Mr. Allen was granted an incremental 75,000 shares of restricted stock under the 2004 Long-Term Incentive Plan on February 7, 2012. Such restricted stock shall vest as follows: (i) In 2012, 20,000 shares shall vest in four equal quarterly installments of 5,000 shares each, beginning on March 31, 2012, such that the full 20,000 shares shall have vested on December 31, 2012; (ii) In 2013, 25,000 shares shall vest in equal quarterly installments of 6,250 each, beginning on March 31, 2013, such that the full 25,000 shares shall have vested on December 31, 2013; and (iii) In 2014, 30,000 shares shall vest in equal quarterly installments of 7,500 shares each, beginning on March 31, 2014, such that the entire 30,000 shares shall have vested on December 31, 2014.

Mr. Allen’s employment agreement also contains “Common Provisions” as described under the “Common Provisions in Employment Agreements” section on page 31 of this document. The employment agreement with Mr. Allen provides that he is eligible to receive severance benefits in the event of certain terminations of his employment. Except for a voluntary resignation, if a termination of employment (including a resignation of employment for good reason) occurs during the period that is either three months prior to or within twelve months after a change in control, for purposes of the employment agreement it will be considered “in connection with a change in control.”

In the event that we terminate Mr. Allen without cause, or Mr. Allen resigns for good reason, he will receive (i) severance payments in equal monthly installments (less applicable withholding taxes) for a period of twelve months (if such termination or resignation is in connection with a change in control, for a period of eighteen months); (ii) if the date of termination occurs on or after July 1, Mr. Allen will also be entitled to receive a pro-rata bonus for the year, based on good faith estimations of the achievement of performance goals on the date of termination (if such termination or resignation is in connection with a change in control, an amount equal to Mr. Allen’s full target annual incentive for the year, assuming full attainment of all performance goals, such bonus to be paid on the date of termination), and (iii) if Mr. Allen elects continuation coverage pursuant to COBRA, and provided that he constitutes a qualified beneficiary under the Internal Revenue Code of 1986, as amended, we will reimburse him for the same level of health coverage and benefits as in effect on the day immediately preceding the date of termination until the earlier of (A) twelve months following the date of his termination or resignation (if such termination or resignation is in connection with a change in control, for a period of eighteen months), or (B) the date upon which Mr. Allen and his eligible dependents become covered under a similar plan.

The following table represents potential payouts to Mr. Allen upon termination of employment pursuant to the terms of his employment agreement and assumes the termination of employment occurred on December 31, 2012. This table further assumes that all earned and accrued base compensation and annual incentives, if any, were paid in full prior to the triggering event. Further, the payout for continuation of health care benefits is an estimate of the cost our company would incur to continue those benefits.

Termination of Employment - Thomas D. Allen (1)

Compensation and Benefits	Voluntary Resignation	For Cause	Change in Control(3)	Involuntary or Resignation for Good Reason Without Change in Control		Involuntary or Resignation for Good Reason After Change in Control		Due to Death or Disability
Aggregate amount	$—	$—	$—	$400,000	(2)	$840,000		$—
Equity Awards
• Restricted Shares	$—	$—	$1,121,000	$0		$1,121,000	(3)	$—
Health Care Benefits	$—	$—	$—	$18,087		$27,130		$—

(1)	As of December 31, 2012, Mr. Allen’s annual salary was $400,000 and his targeted Annual Incentive Bonus was 60% of his base salary.
(2)	If the involuntary termination or resignation for good reason were to occur after July 1, not in connection with a Change in Control, Mr. Allen would also be entitled to receive a pro-rata bonus for the year, based on good faith estimations of the achievement of performance goals on the date of termination (if such termination or resignation is in connection with a change in control, an amount equal to Mr. Allen’s full target annual incentive for the year, assuming full attainment of all performance goals).
(3)	All shares of unvested restricted stock shall accelerate and fully vest upon a change in control regardless of whether the executive’s employment is terminated.

Douglas J. Langston

In March 2009, our company entered into a Change of Control Severance Agreement with Douglas J. Langston, our Senior VP, Chief Accounting Officer and Controller, which was replaced and superseded in its entirety with the employment agreement that we entered into with Mr. Langston in June 2010. We amended Mr. Langston’s employment agreement in November 2012. Pursuant to the terms of his amended employment agreement, Mr. Langston shall receive a base salary of $213,897. Mr. Langston is also eligible to receive annual cash incentives payable for the achievement of performance goals established by the Compensation Committee, after consultation and discussion with the Chief Executive Officer. During 2012, Mr. Langston’s target annual incentive will be 40% of his base salary. In 2013, Mr. Langston’s target annual incentive will be not less than the gross amount of $80,000, provided, however that such incentive shall be pro-rated if his employment is terminated without cause prior to December 31, 2013 and will not be considered earned or payable if Mr. Langston voluntarily terminates employment prior to March 31, 2013.

If Mr. Langston’s employment with our company terminates for any reason, he will be entitled to any (i) unpaid base salary accrued up to the effective date of termination; (ii) unpaid, but earned and accrued annual incentive for any completed fiscal year as of the termination of employment; (iii) pay for accrued but unused vacation; (iv) benefits or compensation as provided under the terms of any employee benefit and compensation agreements or plans applicable to the officer; (v) unreimbursed business expenses required to be reimbursed to the officer; and (vi) right to indemnification that he may have under our Certificate of Incorporation, Bylaws, his employment agreement, or separate indemnification agreement, as applicable.

In the event that we terminate Mr. Langston without cause, regardless of whether or not it is in connection with a change of control, he will receive (i) severance payments in equal monthly installments (less applicable withholding taxes) for a period of nine months, and (ii) if Mr. Langston elects continuation coverage pursuant to COBRA, and provided that he constitutes a qualified beneficiary under the Internal Revenue Code of 1986, as amended, we will reimburse him for the same level of health coverage and benefits as in effect on the day immediately preceding the date of termination until the earlier of (A) nine months or (B) the date upon which Mr. Langston and his eligible dependents become covered under similar plans.

Mr. Langston’s severance payments and other benefits under his amended employment agreement, would be subject to Mr. Langston entering into (and not subsequently revoking): (i) a release of claims agreement; (ii) a non-compete, non-solicitation and non-disparagement agreement that would be in effect during the period in which the named executive officer received severance payments and (iii) our standard form of confidential information, intellectual property, non-competition and non-solicitation agreement.

The following table represents potential payouts to Mr. Langston upon termination of employment pursuant to the terms of his amended employment agreement and assumes the termination of employment occurred on December 31, 2012. This table further assumes that all earned and accrued base compensation and annual incentives, if any, were paid in full prior to the triggering event. Further, the payout for continuation of health care benefits is an estimate of the cost our company would incur to continue those benefits.

Termination of Employment - Douglas J. Langston (1)

Compensation and Benefits	Voluntary Resignation	For Cause	Change in Control	Involuntary or Resignation for Good Reason Without Change in Control	Involuntary or Resignation for Good Reason After Change in Control	Due to Death or Disability
Aggregate amount	$—	$—	$—	$153,000	$153,000	$—
Equity Awards
• Restricted Shares	$—	$—	$—	$—	$—
Health Care Benefits	$—	$—	$—	$14,239	$14,239	$—

(1)	As of December 31, 2012, Mr. Langston’s annual salary was $213,897 and his targeted Annual Incentive Bonus was 40% of his base salary.

Catherine C. Lee

On February 1, 2012, our company entered into an employment agreement with Ms. Catherine C. Lee to serve as Executive Vice President, General Counsel and Corporate Secretary of our company. Ms. Lee’s employment agreement has an initial term that ends on December 31, 2014 and may be renewed on mutually agreed terms. Pursuant to the terms of the employment agreement, Ms. Lee is entitled to a base salary of $300,000 per year. The employment agreement provides for annual adjustments to her base salary to reflect the average percentage increase in the Consumer Price Index, if any, for the preceding year, up to a maximum of five (5%) per year. Ms. Lee is entitled to a base salary of $306,300 in 2013. Pursuant to the her employment agreement, Ms. Lee is eligible to receive annual cash incentives payable for the achievement of performance goals established by the Board of Directors or the Compensation Committee, which shall be based on a target annual incentive that is not less than forty-five percent (45%) of her base salary.

In connection with her employment, Ms. Lee was granted 60,000 shares of restricted stock under the 2004 Long-Term Incentive Plan on February 1, 2012. Such restricted stock shall vest in equal quarterly installments of 5,000 shares each, beginning on March 31, 2012, such that the full 60,000 shares shall have vested on December 31, 2014.

Ms. Lee’s employment agreement also contains “Common Provisions” as described under the “Common Provisions in Employment Agreements” section on page 31 of this document. The employment agreement with Ms. Lee provides that she is eligible to receive severance benefits in the event of certain terminations of her employment. Except for a voluntary resignation, if a termination of employment (including a resignation of employment for good reason) occurs during the period that is either three months prior to or within twelve months after a change in control, for purposes of the employment agreement it will be considered “in connection with a change in control.”

In the event that we terminate Ms. Lee without cause, or Ms. Lee resigns for good reason, she will receive (i) severance payments in equal monthly installments (less applicable withholding taxes) for a period of twelve months (if such termination or resignation is in connection with a change in control, for a period of eighteen months); (ii) if the date of termination occurs on or after July 1, Ms. Lee will also be entitled to receive a pro-rata bonus for the year, based on good faith estimations of the achievement of performance goals on the date of termination (if such termination or resignation is in connection with a change in control, an amount equal to Ms. Lee’s full target annual incentive for the year, assuming full attainment of all performance goals, such bonus to be paid on the date of termination), and (iii) if Ms. Lee elects continuation coverage pursuant to COBRA, and provided that she constitutes a qualified beneficiary under the Internal Revenue Code of 1986, as amended, we will reimburse her for the same level of health coverage and benefits as in effect on the day immediately preceding the date of termination until the earlier of (A) twelve months following the date of her termination or resignation (if such termination or resignation is in connection with a change in control, for a period of eighteen months), or (B) the date upon which Ms. Lee and her eligible dependents become covered under a similar plan.

The following table represents potential payouts to Ms. Lee upon termination of employment pursuant to the terms of her employment agreement and assumes the termination of employment occurred on December 31, 2012. This table further assumes that all earned and accrued base compensation and annual incentives, if any, were paid in full prior to the triggering event. Further, the payout for continuation of health care benefits is an estimate of the cost our company would incur to continue those benefits.

Termination of Employment - Catherine C. Lee (1)

Compensation and Benefits	Voluntary Resignation	For Cause	Change in Control(3)	Involuntary or Resignation for Good Reason Without Change in Control		Involuntary or Resignation for Good Reason After Change in Control		Due to Death or Disability
Aggregate amount	$—	$—	$—	$300,000	(2)	$585,000	(2)	$—
Equity Awards
• Restricted Shares	$—	$—	$304,000	$—		$304,000	(3)	$—
Health Care Benefits	$—	$—	$—	$145		$220		$—

(1)	As of December 31, 2012, Ms. Lee’s annual salary was $300,000 and her targeted Annual Incentive Bonus was 45% of her base salary.
(2)	If the involuntary termination or resignation for good reason were to occur after July 1, in connection with a Change in Control, Ms. Lee would also be entitled to receive a pro-rata bonus for the year, based on good faith estimations of the achievement of performance goals on the date of termination (if such termination or resignation is in connection with a change in control, an amount equal to Ms. Lee’s full target annual incentive for the year, assuming full attainment of all performance goals).
(3)	All shares of unvested restricted stock shall accelerate and fully vest upon a change in control regardless of whether the executive’s employment is terminated.

Except as set forth below, the restricted share agreements of each of our named executive officers provide that in connection with a change in control of our company, all restricted shares then outstanding shall become fully vested either immediately or if such executive’s employment is also terminated. Based on a closing price of $7.60 per share of our common stock as of December 31, 2012, the last business day of the year, the value of such unvested restricted shares that would immediately vest in such case for the following, our current named executive officers, if such a change in control had occurred on December 31, 2012 was:

Name	Options	Restricted Shares
Roger L. Werner, Jr. (1)	N/A	$—
Thomas E. Hornish	N/A	$1,216,000
Thomas D. Allen	N/A	$1,121,000
Douglas J. Langston (2)	N/A	N/A
Catherine C. Lee	N/A	$304,000
Perry T. Massie(3)	N/A	N/A

(1)	Mr. Werner’s employment terminated on January 31, 2012. As of December 31, 2012, all of Mr. Werner’s shares were fully vested.
(2)	Mr. Langston’s employment agreement does not provide for accelerated vesting of his restricted shares in connection with a change in control of our company.
(3)	Mr. P. Massie’s only compensation is $120,000 per year in base salary and health coverage and benefits. He receives no other compensation other than matching contributions under our 401(K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The percentage of beneficial ownership set forth below is based upon 25,853,683 shares of Outdoor Channel common stock issued and outstanding as of the close of business on March 18, 2013. In computing the number of shares of Outdoor Channel common stock beneficially owned by a person and the percentage ownership of that person, shares of Outdoor Channel common stock that are subject to options or warrants held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 18, 2013 and restricted stock units vesting within 60 days of March 18, 2013, are deemed outstanding. These shares of Outdoor Channel common stock are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated below, we believe that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

	Shares Beneficially Owned
Name and Address of Beneficial Owners (1)	Number	Percent
Thomas H. Massie (2)	6,068,595	23.5%
Perry T. Massie (3)	6,012,127	23.3%
Musk Ox Investments, LP (4)	2,673,620	10.3%
Thomas E. Hornish	340,760	1.3%
Roger L. Werner, Jr.	318,029	1.2%
Thomas D. Allen	208,708	*
David C. Merritt (5)	199,208	*
T. Bahnson Stanley (6)	185,029	*
David D. Kinley (7)	76,995	*
Douglas J. Langston	51,905	*
Michael L. Pandzik (7)	60,364	*
Ajit M. Dalvi (7)	59,723	*
Catherine C. Lee	52,402	*
All directors and executive officers as a group (12 persons) (8)	10,895,847	41.7%
Warren B. Kanders (9)	1,317,206	5.1%

    c/o Kanders & Company, Inc.

    One Landmark Square, 22nd Floor

    Stamford, CT 06901

*	Less than one percent
(1)	Unless otherwise noted, the business address of each stockholder is c/o Outdoor Channel Holdings, Inc., 43445 Business Park Dr., Suite 103, Temecula, California 92590.
(2)	Includes shares owned with Mr. Thomas Massie’s wife in trusts and foundations and 2,673,620 shares owned by Musk Ox Investments, LP, owned jointly with Mr. Perry T. Massie. Also includes 79,880 shares indirectly owned by Mr. Thomas Massie but held by The Wilma M. Massie Trust dated June, 1994 and The Wilma M. Massie Irrevocable Trust dated April 27, 1994, in which Thomas Massie and Perry T. Massie are co-trustees and co-beneficiaries. Assumes that 15,504 shares of restricted stock units granted in May 2012 in connection with the 2012 Annual Meeting of Stockholders will vest within 60 days of March 18, 2013. Mr. Thomas Massie disclaims beneficial ownership of the shares owned by such entities except to the extent of his pecuniary interest therein.
(3)	Includes shares owned with Mr. Perry T. Massie’s wife in trusts and foundations, and 2,673,620 shares owned by Musk Ox Investments, LP, owned jointly with Mr. Thomas H. Massie. Also includes 79,880 shares indirectly owned by Mr. Perry T. Massie but held by The Wilma M. Massie Trust dated June, 1994 and The Wilma M. Massie Irrevocable Trust dated April 27, 1994, in which Perry T. Massie and Thomas Massie are co-trustees and co-beneficiaries. Mr. Perry T. Massie disclaims beneficial ownership of the shares owned by such entities except to the extent of his pecuniary interest therein.
(4)	Musk Ox Investments, LP is owned equally by Messrs. Perry and Thomas Massie. Its shares are also included in both of their total shares since both individuals may be considered to be the beneficial owner of such shares.
(5)	Includes 125,000 shares subject to options exercisable within 60 days of March 18, 2013, and 34,418 shares of restricted stock units that Mr. Merritt elected to defer settlement of until continuous service with Outdoor Channel has been terminated. Includes and assumes that 15,504 shares of restricted stock units granted in May 2012 in connection with the 2012 Annual Meeting of Stockholders will vest within 60 days of March 18, 2013.

(6)	Includes 125,000 shares subject to options exercisable within 60 days of March 18, 2013 and assumes that 15,504 shares of restricted stock units granted in May 2012 in connection with the 2012 Annual Meeting of Stockholders will vest within 60 days of March 18, 2013.
(7)	Includes and assumes that 15,504 shares of restricted stock units granted in May 2012 in connection with the 2012 Annual Meeting of Stockholders will vest within 60 days of March 18, 2013.
(8)	Includes the shares held by directors and executive officers listed above.
(9)	Based on the information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2010 indicating the number of shares held as of December 31, 2009. Of the 1,317,206 shares beneficially held, Mr. Kanders has the sole power to vote or direct the vote of all such shares, and has sole power to dispose or to direct the disposition of all such shares.

Securities Authorized For Issuance Under Equity Compensation Plans

We have a 2004 Long-Term Incentive Plan and a Non-Employee Director Stock Option Plan that permits the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees, both of which were approved by our stockholders. At December 31, 2012, outstanding awards consisted of stock options, restricted stock units and restricted stock held by 27 employees and 6 directors.

The following table sets forth information regarding our equity compensation plans at December 31, 2012.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of additional shares remaining available for future issuance
2004 Long-Term Incentive Plan	—		$—	989,649	(1)
Non-Employee Director Stock Option Plan	250,000	(2)	$12.65	750,000	(3)

(1)	The number of shares available for future issuance is increased by the number of shares forfeited by a participant to satisfy related tax withholding obligations relating to stock option and other plan awards and by the number of shares subject to awards that lapse, expire or are otherwise terminated or are settled other than by the issuance of shares.
(2)	Consists solely of options to purchase shares of our common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option.
(3)	We no longer make and have not made any grants under our Non-Employee Director Stock Option Plan since 2007.

We provide additional discussion of stock incentive plans in Note 10 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors determines the independence of our directors by applying the “independence” criteria established by The NASDAQ Stock Market Rules. These provide that a director is “independent” only if the Board affirmatively determines that the director has no direct or indirect material relationship with our company that would impair his/her independence. These guidelines identify categories of relationships that NASDAQ has determined would not affect a director’s independence, and therefore are not considered by the Board in determining director independence. To facilitate this determination, annually each director completes a questionnaire that provides information about relationships that might affect the determination of independence. Management provides the Nominating and Corporate Governance Committee and the Board of Directors with relevant facts and circumstances of any relationship bearing on the independence of a director or nominee that are outside the categories permitted under the director independence guidelines.

The Board of Directors and the Nominating and Corporate Governance Committee considered the absence of any employment relationships between our company and its directors and their families (other than Roger L. Werner, Jr. who until January 31, 2012, was one of our executive officers, Thomas E. Hornish and Perry T. Massie who are our employees and Thomas H. Massie who is the brother of Perry T. Massie), the absence of any affiliation of our directors and their families with our independent registered public accounting firm and the absence of any transactions with directors and members of their families that would require disclosure under Securities and Exchange Commission rules regarding related party transactions. The Nominating and Corporate Governance Committee and the Board of Directors also reviewed the nominal amount of goods and services purchased by a company for which Mr. Merritt is a director and concluded that this relationship does not affect his independence.

Based on the review and recommendation by the Nominating and Corporate Governance Committee, the Board of Directors analyzed the independence of each director and determined that the following directors meet the standards of independence under our Corporate Governance Guidelines and applicable corporate governance rules of The NASDAQ Stock Market listing standards, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment: Messrs. Dalvi, Kinley, Merritt, Pandzik and Stanley.

Certain Relationships and Related Transactions

We leased our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Mr. Thomas H. Massie, who is a principal stockholder and director of our company. The lease agreement had a five-year term and expired on December 31, 2010. Since January 2011, we have entered into a number of agreements with Musk Ox Properties, LP to extend our lease which expired on January 31, 2013. Monthly rent payments were approximately $19,114. Our rent expense paid to Musk Ox Properties, LP for 2012 totaled an aggregate of $229,368.

In 2009, we entered into a License Agreement with Gold Prospectors Association of America, LLC, a limited liability company owned and controlled by Thomas H. Massie, who is a director and a major stockholder of our company. The License Agreement provides for the licensing and airing of a program owned by Gold Prospectors entitled “Gold Fever” on our network through March 2012 at no cost to either party, and for the equal sharing of the advertising time and the associated ad sales revenue in “Gold Fever” when it airs on our network. In March 2012, we entered into a new License Agreement with Gold Prospectors for licensing and airing of “Gold Fever” on our network through December 2012 and to provide for the payment of approximately $25,000 per quarter to Gold Prospectors. In exchange, we will be entitled to 75% of the advertising time and associated ad sales revenue in connection with each airing of “Gold Fever” on our network. In December 2011, the Audit Committee approved a proposed license agreement with Gold Prospectors relating to “The Alaskan,” a program that airs on our network. Gold Prospectors will produce 18 episodes which will be jointly owned by Outdoor Channel and Gold Prospectors. Under the agreement, we contributed $80,000 towards the production of such episodes in 2012. The agreement terminated in December 2012.

In October, 2010, we entered into an agreement with WATV, LLC, a company for which Roger L. Werner, our current co-chairman of the Board and our former Chief Executive Officer, serves as a member, for the production of one off-road motorsport series for a total contract value of approximately $390,000. In May 2012, we engaged WATV to produce a comedic series relating to outrageous outdoor stunts and pranks. During 2012 and 2011, we paid WATV $405 and $357 related to the production of these series.

We continue to lease our former SkyCam, LLC facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm, Inc. The lease agreement has a ten year term expiring in May 2016. This lease agreement was assumed by our subsidiary, SkyCam, LLC, in connection with our acquisition of certain assets from Winnercomm, Inc., on January 12, 2009. SkyCam, LLC is currently paying Case and Associates Properties approximately $43,000 per month for rent, maintenance, tax and insurance charges. We paid Case and Associates Properties, Inc. approximately $498,000 in 2012. We no longer occupy this facility and sub-leased this facility in April 2012. The Board considered and approved the assumption of this lease in connection with our acquisition of the Winnercomm assets. On March 27, 2012, we entered into a sublease agreement for our former SkyCam, LLC facility. The sublease agreement expires in May 2016.

Pursuant to our Audit Committee Charter, the Audit Committee of our Board is responsible for reviewing and approving all transactions with related parties. We have not adopted written procedures for review of, or standards for approval of, these transactions, but instead the Audit Committee of our Board reviews such transactions on a case by case basis. All future transactions between us and our officers, directors, principal stockholders and affiliates will be approved by our Audit Committee or another independent body of our Board, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties. In addition, the Nominating and Corporate Governance Committee and/or our Board of Directors reviews all compensation-related policies involving our directors and the Compensation Committee and/or our Board of Directors reviews all compensation-related policies involving executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In connection with the audit of the 2012 financial statements, our company entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP has performed audit services for our company. The following table sets forth the aggregate fees billed for performing our audits for the fiscal years ended December 31, 2012 and 2011, and all other fees, including expenses, paid by our company during 2012 and 2011 to Ernst & Young LLP, its principal accounting firm during such time:

	For the Years Ended December 31,
	2012	2011
Audit Fees	$403,000	$559,000
Audit-Related Fees	$137,000	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Totals	$540,000	$559,000

The fees listed under “Audit Fees” above were incurred for service related to the annual audit of our consolidated financial statements, reviews of interim consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings and engagements. In 2012 and 2011, audit fees also included fees incurred for the audits of management’s assessment of the effectiveness of internal controls over financial reporting. The fees listed under “Audit-Related Fees” above were incurred for service related to financial due diligence and related costs in connection with the contemplated merger. There were no other fees billed by Ernst & Young LLP for services rendered to us, other than the fees for services described above under “Audit Fees” or “Audit-Related Fees” for the fiscal years ended December 31, 2012 and 2011. Our Audit Committee pre-approved all services described above for fiscal year 2012 and has determined that these fees and services are compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee requires that each service provided by Ernst & Young LLP be pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are filed as Exhibits to this form:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

By:	/s/ Thomas D. Allen
Thomas D. Allen, Chief Operating Officer and Chief Financial Officer
Dated: April 29, 2013