Form 10-Q
period 2013-03-31
OUTDOOR CHANNEL HOLDINGS INC
filed 2013-05-10
CIK 760326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 000-17287

Outdoor Channel Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0074499
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

43455 Business Park Drive

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 7, 2013
Common Stock, $0.001 par value	25,839,308

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2013

* * *

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,294	$30,476
Investments in available-for-sale securities	24,924	22,943
Investments in auction-rate securities	—	4,551
Accounts receivable, net of allowance for doubtful accounts of $841 and $922	11,871	15,066
Income taxes	1,095	53
Deferred tax assets, net	5,926	3,136
Programming and production costs	9,540	9,589
Subscriber acquisition fees, current portion	503	608
Other current assets	2,688	4,413

Total current assets	82,841	90,835

Property, plant and equipment, net	13,883	14,121
Amortizable intangible assets, net	126	170
Goodwill	43,160	43,160
Deferred tax assets, net	453	453
Subscriber acquisition fees, net of current portion	655	702
Deposits and other assets	239	251

Totals	$141,357	$149,692

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$13,439	$14,143
Deferred revenue	1,471	1,974
Deferred obligations, current portion	61	70
Unfavorable lease, current portion	182	178
Income taxes payable	—	948

Total current liabilities	15,153	17,313

Deferred obligations	233	246
Unfavorable lease	456	503

Total liabilities	15,842	18,062

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 25,845 and 25,931 shares issued and outstanding	26	26
Additional paid-in capital	171,921	171,967
Accumulated other comprehensive income (loss)	—	4
Accumulated deficit	(46,432)	(40,367)

Total stockholders’ equity	125,515	131,630
Noncontrolling interest	—	—

Total equity	125,515	131,630

Totals	$141,357	$149,692

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Advertising	$8,888	$7, 435
Subscriber fees	5,782	5,176
Production services	2,192	1,710

Total revenues	16,862	14,321

Cost of services:
Programming	4,056	1,798
Satellite transmission fees	438	429
Production and operations	4,486	4,141
Other direct costs	9	11

Total cost of services	8,989	6,379

Other expenses:
Advertising	1,704	648
Selling, general and administrative	7,390	8,553
Merger related expenses	7,641	—
Depreciation and amortization	787	732

Total other expenses	17,522	9,933

Loss from operations	(9,649)	(1,991)

Interest and other income, net	15	19

Loss before income taxes	(9,634)	(1,972)

Income tax benefit	(3,569)	(814)

Net loss	(6,065)	(1,158)

Net loss attributable to noncontrolling interest	—	—

Net loss attributable to controlling interest	$(6,065)	$(1,158)

Loss per common share data:
Basic	$(0.24)	$(0.05)

Diluted	$(0.24)	$(0.05)

Weighted average common shares outstanding:
Basic	25,351	25,021

Diluted	25,351	25,021

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(6,065)	$(1,158)

Other comprehensive income (loss), net of tax:
Change in fair value of available-for-sale and auction-rate securities	(4)	26

Comprehensive loss	$(6,069)	$(1,132)

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Equity

For the Three Months Ended March 31, 2013

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2012	25,931	$26	$171,967	$4	$(40,367)	$131,630	$—	$131,630

Net loss	—	—	—	—	(6,065)	(6,065)	—	(6,065)

Change in fair value of available-for-sale securities, net of tax	—	—	—	(4)	—	(4)	—	(4)

Issuance of restricted stock to employees for services to be rendered, net of forfeited shares	(6)	—	—	—	—	—	—	—

Share-based employee and director compensation expense	—	—	573	—	—	573	—	573

Purchase and retirement of common stock related to employee and director share-based compensation activity	(80)	—	(619)	—	—	(619)	—	(619)

Balance, March 31, 2013	25,845	$26	$171,921	$—	$(46,432)	$125,515	$—	$125,515

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(6,065)	$(1,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	787	732
Amortization of subscriber acquisition fees	152	472
Loss on sale of equipment	1	10
Provision for doubtful accounts	—	15
Share-based employee and director compensation	573	844
Deferred tax benefit, net	(2,790)	—

Changes in operating assets and liabilities:
Accounts receivable	3,195	3,644
Income tax receivable and payable, net	(1,990)	(2,781)
Programming and production costs	49	(1,540)
Other current assets	1,725	1,487
Deposits and other assets	(1)	34
Accounts payable and accrued expenses	(376)	(1,672)
Deferred revenue	(503)	538
Deferred obligations	(22)	61
Unfavorable lease obligations	(43)	(39)

Net cash provided by (used in) operating activities	(5,308)	647

Investing activities:
Purchases of property, plant and equipment	(821)	(646)
Proceeds from sale of equipment	—	87
Purchases of available-for-sale securities	(11,995)	(24,143)
Proceeds from sale of available-for-sale and auction-rate securities	14,561	26,037

Net cash provided by investing activities	1,745	1,335

Financing activities:
Purchase of common stock	(619)	(547)

Net cash used in financing activities	(619)	(547)

Net increase (decrease) in cash and cash equivalents	(4,182)	1,435
Cash and cash equivalents, beginning of period	30,476	19,498

Cash and cash equivalents, end of period	$26,294	$20,933

Supplemental disclosure of cash flow information:
Merger related expenses paid	$6,592	$—

Income taxes paid	$1,213	$1,960

Supplemental disclosures of non-cash investing and financing activities:
Effect of change in fair value of available-for-sale and auction-rate securities	$(4)	$26

Property, plant and equipment costs incurred but not paid	$328	$178

See Notes to Unaudited Condensed Consolidated Financial Statements.

OUTDOOR CHANNEL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share data)

NOTE 1—ORGANIZATION AND BUSINESS

Description of Operations

Outdoor Channel Holdings, Inc. (“Outdoor Channel Holdings”) is incorporated under the laws of the State of Delaware. Collectively, with its subsidiaries and consolidated affiliate, the terms “we,” “us,” “our” and the “Company” refer to Outdoor Channel Holdings, Inc. as a consolidated entity, except where noted or where the context makes clear the reference is only to Outdoor Channel Holdings, Inc. or one of our subsidiaries. Outdoor Channel Holdings, Inc. wholly owns OC Corporation which in turn wholly owns The Outdoor Channel, Inc. (“TOC”). Outdoor Channel Holdings is also the sole member of 43455 BPD, LLC, which is the entity that owns the building that houses our broadcast facility and our corporate offices. TOC operates Outdoor Channel, which is a national television network devoted to traditional outdoor activities, such as hunting, fishing and shooting sports and other related lifestyle programming. Outdoor Channel Holdings also wholly owns Winnercomm, Inc., which is referred to as “Production Services”. The Production Services business relates to the production, development and marketing of sports programming. Winnercomm, Inc. wholly owns CableCam, LLC and SkyCam, LLC which comprise our Aerial Camera business. The Aerial Camera business is engaged in providing aerial camera services for customer owned telecasts.

In August 2011, the Company entered into an agreement with Professional Bass Tour (“PBT”) to establish Major League Fishing LLC (“MLF”), a joint venture created to produce a new style of professional competitive bass fishing tournaments to air exclusively on the Outdoor Channel. The Company is a 50% owner in MLF, controls the venture’s board of managers and will fund 100% of the costs of the venture via preferred capital contributions bearing a priority return which must be redeemed before MLF can make profit distributions. Accordingly, we are deemed the primary beneficiary and MLF is being treated as a variable interest entity, as defined by Accounting Standards Codification (“ASC”) ASC 810, and MLF has been consolidated in our accompanying consolidated financial statements. Profits shall be allocated pro rata in proportion to the number of membership interests of MLF and losses shall be allocated in a similar proportionate manner but only while a member’s capital account is positive. Losses in excess of member’s capital are not allocated to members but will be only allocated to us. As of March 31, 2013, we have contributed approximately $2.4 million to MLF and no amounts have been contributed by PBT. MLF recorded a loss for the three months ended March 31, 2013.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2013 and its results of operations and cash flows for the three months ended March 31, 2013 and 2012. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 18, 2013 (the “2012 Annual Report”).

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

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

Proposed Merger Transaction

On March 13, 2013, the Company entered into a definitive merger agreement with Kroenke Sports & Entertainment, LLC (“KSE”). The merger agreement with KSE was amended on May 2 and again on May 8, 2013 - see Note 13. The Company expects the KSE transaction, which is subject to stockholder approval, to be completed in the second quarter of 2013.

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

Our Board of Directors has discretion to allow our employees and directors to forego shares in lieu of paying requisite withholding taxes on vested restricted shares. In turn, we remit to the appropriate taxing authorities the U.S. Federal and state withholding taxes on the total compensation the employees have realized as a result of the vesting of these shares. During the three months ended March 31, 2013 and 2012, approximately 80,000 and 73,000 shares were repurchased with a market value of approximately $619 and $547, respectively.

2004 Long-Term Incentive Plan (“LTIP Plan”). During 2005 through March 31, 2013, all options to purchase common stock, restricted stock awards, restricted stock units and performance units to our employees and Board of Directors were issued under the LTIP Plan. Options granted under the LTIP Plan expire five years from the date of grant and typically vest equally over four years. Restricted stock awards granted under the LTIP Plan do not expire, but are surrendered upon termination of employment to the extent unvested. These awards generally vest quarterly over two to four years, however, some awards vest annually. RSUs vest over one year and, upon satisfaction of the service vesting requirement, the holder is entitled to the issuance of the underlying shares provided the holder has not elected to defer settlement, and will have compensation income equal to that value. Performance units vest based upon criteria established at the time of grant. Options or awards that are surrendered or cease to be exercisable continue to be available for future grant under the LTIP Plan. There are 4,050,000 shares of common stock reserved for issuance under the LTIP Plan. As of March 31, 2013, there were 453,208 restricted shares and 127,442 RSUs outstanding and there were no performance unit shares or options to purchase shares of common stock outstanding. There were 995,649 shares of common stock available for future grant as of March 31, 2013.

Non-Employee Director Stock Option Plan (“NEDSOP”). Under the NEDSOP, nonqualified stock options to purchase common stock were granted to two of our current non-employee directors. Options granted under the NEDSOP expire 10 years from the date of grant. These grants are generally exercisable 40% after the first 3 months of service and 20% on the first anniversary of appointment and each anniversary thereafter until 100% vested. The NEDSOP has 1,000,000 shares of common stock reserved for issuance. As of March 31, 2013, options to purchase 250,000 shares of common stock were outstanding and no further option grants can be issued under this plan.

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

The following tables summarize share-based compensation expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Nature of Award:
Restricted stock	$425	$695
RSUs	148	149

Total share-based compensation expense	$573	$844

	Three Months Ended March 31,
	2013	2012
Classification of Compensation Expense:
Cost of services:
Production and operations	$58	$55
Other expenses:
Selling, general and administrative	515	789

Total share-based compensation expense	$573	$844

Stock Options

A summary of the status of the options granted under our stock incentive plans as of March 31, 2013 and the changes in options outstanding during the three months then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	250	$12.65
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	250	$12.65	0.76	$—

Vested or expected to vest at end of period	250	$12.65	0.76	$—

Exercisable at end of period	250	$12.65	0.76	$—

Additional information regarding options outstanding for all plans as of March 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term (Yrs.)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$12.50 — $12.50	125	0.72	$12.50	125	$12.50
$12.80 — $12.80	125	0.80	12.80	125	12.80

Total	250	0.76	$12.65	250	$12.65

There were no options granted during the three months ended March 31, 2013 or 2012.

Restricted Stock

A summary of the status of our nonvested restricted shares as of March 31, 2013 and the changes in restricted shares outstanding during the three months then ended is as follows:

	Three Months Ended March 31, 2013
	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested at beginning of period	672	$7.01
Granted	—	—
Vested	(213)	7.26
Forfeited	(6)	7.66

Nonvested at end of period	453	$6.90

During the three months ended March 31, 2013 and 2012, no shares and 412,000 shares were issued, respectively, of restricted stock to employees while 6,000 and 16,000 shares, respectively, of restricted stock were forfeited due to employee turnover.

Restricted Stock Units

A summary of the status of our RSUs as of March 31, 2013 and the changes in RSUs outstanding during the three months then ended is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
	(in thousands)
RSUs outstanding at beginning of period	127	$5.76
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at end of period	127	$5.76

As of March 31, 2013, the settlement of two grants totaling 34,418 RSUs were deferred at the election of its holder.

Expense to be Recognized

Expense associated with our share-based compensation plans yet to be recognized as compensation expense over the employees’ remaining requisite service periods as of March 31, 2013 are as follows:

	Expense Yet to be Recognized	Weighted Average Remaining Requisite Service Periods
Restricted stock	$2,636	1.9 years
RSUs	99	0.2 year

Total	$2,735	1.8 years

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of loss per share for the three months ended March 31 (in thousands):

	2013	2012
Weighted average shares used to calculate basic loss per share	25,351	25,021
Dilutive effect of potentially issuable common shares upon exercise of dilutive stock options, unvested restricted stock and stock units	—	—

Weighted average shares used to calculate diluted loss per share	25,351	25,021

For both the three months ended March 31, 2013 and 2012, outstanding options to purchase a total of approximately 250,000 shares of common stock were not included in the calculation of diluted loss per share because their effect was antidilutive.

NOTE 4—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Assets recorded at fair value in the balance sheet as of March 31, 2013 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and are as follows:

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at March 31, 2013:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$26,294	$23,294	$3,000	$—
Investments in available-for-sale securities (2)	24,924	5,999	18,925	—

Total	$51,218	$29,293	$21,925	$—

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

At December 31, 2012, our investment portfolio included auction-rate securities classified as Level 3 investments, of $4.6 million which were sold in March 2013 at their December 31, 2012 carrying value. The Company’s tax-exempt government securities which totaled $932 at March 31, 2013, are valued by outside professionals using proprietary valuation models and analytical tools in which all significant inputs related to similar instruments are observable or can be derived from or corroborated by publicly available observable market data for substantially the full term of the asset, and are therefore classified as Level 2 investments. Management is responsible for estimating the fair value of these investments, and in doing so, considers valuations provided by a large, independent pricing firm who maintains regular contact with market makers, brokers, dealers, and analysts to gather information on market movement, direction, trends, and other specific data. This information is used to structure yield curves for various types of securities and arrive at the daily valuations.

We consider the yields we recognize from cash held in our treasury bills, commercial paper, tax-exempt government securities and money market accounts to be interest income which are recorded in interest and other income, net for the three months ended March 31, 2013 and 2012 as follows:

	Three Months Ended March 31,
	2013	2012
Interest income	$30	$38
Interest expense	(15)	(19)

Total interest and other income, net	$15	$19

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

We currently have three reporting units, TOC, Production Services and Aerial Cameras. The Production Services reporting unit consists solely of our Winnercomm business and the Aerial Cameras reporting unit consists of our CableCam and SkyCam businesses which were acquired on January 12, 2009. All of our goodwill is attributed to our TOC reporting unit.

We review goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Current accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Our annual goodwill impairment test was conducted in the fourth quarter of 2012 and we concluded that there was no impairment of our goodwill as of October 1, 2012. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, the proposed merger discussed in Note 13, general economic conditions, the industry outlook, our recent and forecasted financial performance and the price of our common stock.

Intangible assets that are subject to amortization consist of the following as of March 31, 2013:

	Gross	Accumulated Amortization	Net
Trademark	$219	$219	$—
Internet domain names	172	172	—
Customer relationships	980	866	114
Patents	90	78	12

Total amortizable intangible assets	$1,461	$1,335	$126

As of March 31, 2013, the weighted average amortization period for the above intangibles is 0.8 years. Based on our most recent analysis, we believe that no impairment exists at March 31, 2013 with respect to our goodwill and other intangible assets. For the three months ended March 31, 2013 and 2012, we recognized amortization expense related to the intangible assets of $44 and $55, respectively.

Estimated future amortization expense related to intangible assets at March 31, 2013 is as follows:

Years Ending December 31,	Amount
2013 (remaining 9 months)	$121
2014	5

Total	$126

NOTE 6—LINES OF CREDIT

On September 5, 2012, the Company renewed its revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2013 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% as of March 31, 2013 and 2012) plus 0.25% or LIBOR (0.25% as of March 31, 2013 and 2012) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of March 31, 2013, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. On May 8, 2013, the Revolver was amended to exclude merger related costs incurred in the three months ended March 31, 2013 from its covenant calculations and, based on this amendment, as of March 31, 2013 we were in full compliance with all the covenants of the Revolver.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
Trade accounts payable	$3,103	$2,476
Accrued compensation and related expenses	2,352	3,769
Estimated make-good accrual	650	797
Estimated most-favored nation accrual	2,003	2,003
Accrued expenses	5,331	5,098

Total	$13,439	$14,143

NOTE 8—INCOME TAX PROVISION

The income tax provision reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012 is different than that computed based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

The income tax benefit of $3.6 million for the three month period ended March 31, 2013 includes a $2.8 million deferred tax benefit related to the $7.6 million in merger related expenses incurred in the quarter. If the merger with KSE occurs, a portion of the merger expenses incurred to date might not be deductible for tax purposes. In such an event, upon closing the Company would incur a tax expense related to the non-deductible merger related expenses.

We file income tax returns in the United States and various state and local tax jurisdictions. We have state net operating losses and credit carryforwards that will be subject to examination beyond the year in which they are ultimately utilized. Our policy is to record interest and penalties on uncertain tax positions as income tax expense.

NOTE 9—RELATED PARTY TRANSACTIONS

Through January 31, 2013, the date our lease expired, we leased our administrative facilities from Musk Ox Properties, LP, which in turn is owned by Thomas H. Massie, who is a principal stockholder and director of the Company. We paid Musk Ox Properties, LP, and recognized rent expense related to this lease, approximately $19 and $57 in the three months ended March 31, 2013 and 2012, respectively.

We continue to lease our former SkyCam facility from Case and Associates Properties, Inc., which in turn is partially owned by James E. Wilburn, Chairman of Winnercomm. The lease agreement has a ten year term expiring in May 2016. Monthly rent payments under this lease agreement were $41. We paid Case and Associates Properties, Inc., approximately $125 and $125 in the three months ended March 31, 2013 and 2012, respectively. We recognized rent expense related to this lease of $73 and $62 in the three months ended March 31, 2013 and 2012, respectively. We no longer occupy this facility and sub-leased this facility in April 2012.

In October 2010 we engaged WATV, LLC to produce one off-road motorsport series for a total contract value of $390. Roger L. Werner, our former Chief Executive Officer and current Co-Chairman, is a partner in WATV. In May 2012, we engaged WATV to produce a comedic series relating to outrageous outdoor stunts and pranks. During the three months ended March 31, 2013 and 2012, we paid WATV $0 and $9, respectively, related to the production of these series.

We license a program on a barter basis that is produced by Gold Prospectors Association of America, LLC (“Gold Prospectors”), an entity owned by Thomas H. Massie, who is a principal stockholder and director of the Company. The program airs during off-peak hours and the license period expires in December 2013. Under this license agreement we agreed to pay $50 in 2013 in exchange for increased commercial air time to be sold and retained by the Company. During the three months ended March 31, 2013 and 2012, we paid Gold Prospectors $0 and $25, respectively. The value of this barter arrangement is not considered material to our consolidated financial statements.

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

Rental expenses, including satellite and transponder expense, equipment and facilities rent expense, aggregated to approximately $687 and $703 for the three months ended March 31, 2013 and 2012, respectively.

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

Intersegment revenues were generated by Production Services of approximately $2,666 and $412 respectively, for the three months ended March 31, 2013 and 2012, and intersegment cost of services were generated by Production Services of approximately $2,549 and $382, respectively, for the three months ended March 31, 2013 and 2012. Our Aerial Cameras segment had no intersegment revenues or intersegment cost of services for the three months ended March 31, 2013 and 2012.

Information with respect to these reportable segments as of and for the three months ended March 31, 2013 and 2012 is as follows:

Revenues	Three Months Ended March 31,
	2013	2012
TOC	$14,670	$12,611
Production Services	3,369	1,017
Aerial Cameras	1,489	1,105
Eliminations	(2,666)	(412)

Total revenues	$16,862	$14,321

Income (Loss) from Operations	Three Months Ended March 31,
	2013	2012
TOC*	$(8,860)	$(931)
Production Services*	79	(381)
Aerial Cameras*	(751)	(649)
Eliminations	(117)	(30)

Total loss from operations	$(9,649)	$(1,991)

Total Assets	March 31, 2013	December 31, 2012
TOC	$87,648	$82,451
Production Services	2,984	5,195
Aerial Cameras	5,424	8,890
Corporate assets*	45,785	53,522
Eliminations	(484)	(366)

Total assets	$141,357	$149,692

	Three Months Ended March 31,
Depreciation and Amortization	2013	2012
TOC	$337	$363
Production Services	120	132
Aerial Cameras	330	237

Total depreciation and amortization	$787	$732

*	Corporate overhead expenses consist primarily of executive, legal and administrative functions not associated directly with TOC, Production Services or Aerial Cameras. We allocate a portion of these expenses to our Production Services and Aerial Cameras segment, but the majority is captured in our TOC segment. Corporate assets consist primarily of cash not held in our operating accounts and available-for-sale securities.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassification made when the reclassifications are not made to net income. This guidance is effective for reporting periods beginning after December 15, 2012. During the three months ended March 31, 2013, the Company adopted this guidance and the adoption did not have a material impact on its consolidated financial statements since the Company did not have material reclassifications in any periods presented.

NOTE 13—SUBSEQUENT EVENTS

On May 2, 2013, the Company amended its definitive merger agreement with KSE to increase the all-cash consideration for the Company’s outstanding shares from $8.75 per share to $9.35 per share. On May 3, 2013 the Company received an all-cash offer from InterMedia Outdoors Holdings, LLC (“InterMedia”) for $9.75 per share under essentially the same terms and conditions as the proposed KSE merger. On May 8, 2013, the Company and KSE further amended the merger agreement to increase the all-cash consideration to $10.25 per share, to increase the break-up fee to $7.5 million and to amend the support agreement to require the directors and certain executive officers to vote in favor of the KSE merger, even if the Board determines an alternative proposal is superior. The merger transaction is subject to stockholder and other customary approvals.

Upon the consummation of the merger each of our shares of common stock issued and outstanding and any outstanding or unsettled restricted stock units immediately prior to the effective time of the KSE merger will be automatically converted into and thereafter represent the right to receive $10.25 in cash, without interest. The Company expects the KSE transaction, which is subject to stockholder approval, to be completed in the second quarter of 2013.

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

Management’s discussion and analysis of result of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our 2012 Annual Report.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview and Strategy. The overview section provides a summary of our business.

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

OVERVIEW AND STRATEGY

We operate in three reporting segments: TOC, Production Services and Aerial Cameras. Each of these operating segments has unique characteristics and faces different opportunities and challenges. An overview of our three operating segments follows.

Our core business, TOC, is engaged in the development, production and broadcast of traditional outdoor programming such as hunting, fishing and shooting sports. With hunting season being predominantly in the second half of the calendar year, the success of our hunting programming during this same time has been the main driver of our stronger financial performance in the second half of the year. We continue to broaden our programming offerings in the first half of the year in an attempt to improve our financial performance during that same period. Our fishing programming includes notable programs like Major League Fishing, which debuted on TOC in April 2012, Bassmasters, Madfin Shark Series, Spanish Fly and Zona. In January 2013, we launched Elite Tactical Unit, an elimination competition featuring real SWAT and law enforcement officers from across the county. The program garnered significant advertiser support. Overall, in addition to increasing revenue opportunities in the first half of the year, we believe this strategy will generate growth in our revenue from improving our program viewership ratings and increasing our distribution.

Our Production Services segment, which is made up entirely of our Winnercomm production entity, is closely aligned with our core focus on outdoor programming, but also produces scripted and live event sports television and provides website services to other third parties.

Our Aerial Cameras segment, which we acquired along with the purchase of Winnercomm in 2009, is the dominant U.S. provider of sports-related aerial filming services. In April 2012, we secured our first ever government project which we believe has the possibility to become an important new customer group that could help the segment become less seasonal. As we believe our Aerial Cameras segment is not strategically essential to our core outdoor business and will likely require significant capital investments to accelerate its growth, we continue to explore strategic alternatives for this business.

Recent Developments

On May 2, 2013, we entered into an amendment to the previously announced KSE merger agreement with Kroenke Sports & Entertainment, LLC, (“KSE”). The amendment increased the consideration payable to our stockholders under the merger agreement to $9.35 per share, in cash. Other than this increase in price, all other terms of the merger agreement with KSE remained the same.

On May 3, 2013, the Company received an all-cash offer from InterMedia Outdoors Holdings, LLC (“InterMedia”) for $9.75 per share under essentially the same terms and conditions as the proposed KSE merger.

On May 8, 2013, the Company and KSE further amended the merger agreement. This amendment supersedes the first amendment in its entirety. The amendment increased the all-cash consideration to $10.25 per share, increased the break-up fee to $7.5 million and required amending the support agreement to require the directors and certain executive officers to vote in favor of the KSE merger, even if the Board determines an alternative proposal is superior. The merger transaction is subject to stockholder approval and is expected to be completed in the second quarter of 2013.

Upon the consummation of the KSE merger, subject to the terms of the merger agreement, which has been unanimously approved by our Board of Directors, each of our shares of common stock issued and outstanding immediately prior to the effective time of the KSE merger will be automatically converted into and thereafter represent the right to receive $10.25 in cash, without interest. Upon completion of the merger, Outdoor Channel Holdings, Inc. will become an indirect wholly owned subsidiary of KSE and our shares will no longer be listed for trading on NASDAQ.

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

For March 2013, Nielsen estimated that Outdoor Channel had 39.1 million subscriber homes compared to 37.1 million for the same period a year ago, a 5% year-over-year increase. Nielsen revises its estimate of the number of subscribers to our channel each month and there is usually a lag of 2-3 months before Nielsen captures any new launches or tier migrations. For May 2013 Nielsen’s estimate increased to 39.8 million subscribers. Nielsen is the leading provider of television audience measurement and advertising information services worldwide, and its estimates and methodology are generally accepted and used in the advertising industry. Our May 2013 Nielsen estimate of 39.8 million subscribers is the highest Outdoor Channel has ever achieved. The estimate regarding Outdoor Channel’s subscriber base is made by Nielsen and is theirs alone, and does not represent our opinions, forecasts or predictions. It should not be implied that we endorse nor necessarily concur with such information, simply due to our reference to or distribution of their estimate. There can be no assurances that there will be any correlation between the actual growth or decline in our paying subscribers compared to Nielsen’s estimate of such growth or decline.

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

While we are 100% programmed in high-definition format (“HD”), our HD signal is only carried on a subset of our overall subscriber base. We currently have approximately 15.2 million HD subscriber homes, all of which are on cable or telephone systems. We are continuing our efforts to increase the carriage of our HD signal as we deem this to be an important competitive feature.

We have increased our programming expenditures in 2013 as we believe we need to invest in our programming brand given the increased viewing alternatives, including competitors with similar outdoor themed programming. Our advertising and marketing expense increased significantly in 2012 and we continue to increase these expenses during the first quarter of 2013 to support our increased programming investment and our recent and expected continued growth in subscribers. While we believe these investments in programming and marketing will help assure our long term growth, they may have a dampening effect on TOC’s operating income in the near term.

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

During 2011 our Aerial Cameras segment received a favorable jury verdict on our legal actions against ActionCam and its founder, a competitor to our aerial camera business which we initiated suit against in 2009 for misappropriation of trade secrets, breach of separation agreement and unfair competition. In late September 2012, the Court issued final orders in the matter upholding the jury award to SkyCam and further awarding SkyCam a royalty per each event covered by ActionCam from September 3, 2011 until February 28, 2013. On October 29, 2012, ActionCam and the former employee of SkyCam filed a motion for a new trial with the US District Court for the Northern District of Oklahoma. The judge has not yet issued a ruling with respect to the motion for a new trial. As of March 31, 2013 no amounts have been recorded related to this judgment.

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

For further information regarding our critical accounting policies, judgments and estimates, please see “Critical Accounting Policies and Estimates” in Item 7 of our 2012 Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter ended March 31, 2013 and 2012.

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts are in thousands):

			Change		% of Total Revenue
	2013	2012	$	%	2013	2012
Revenues:
Advertising	$8,888	$7,435	$1,453	20%	53%	52%
Subscriber fees	5,782	5,176	606	12	34	36
Production services	2,192	1,710	482	28	13	12

Total revenues	16,862	14,321	2,541	18	100	100

Cost of services:
Programming	4,056	1,798	2,258	126	24	13
Satellite transmission fees	438	429	9	2	3	3
Production and operations	4,486	4,141	345	8	27	29
Other direct costs	9	11	(2)	(18)	—	—

Total cost of services	8,989	6,379	2,610	41	53	45

Other expenses:
Advertising	1,704	648	1,056	163	10	5
Selling, general and administrative	7,390	8,553	(1,163)	(14)	44	60
Merger related expenses	7,641	—	7,641	N/A	45	—
Depreciation and amortization	787	732	55	8	5	5

Total other expenses	17,522	9,933	7,589	76	104	69

Loss from operations	(9,649)	(1,991)	(7,658)	385	(57)	(14)

Interest and other income, net	15	19	(4)	(21)	—	—

Loss before income taxes	(9,634)	(1,972)	(7,662)	389	(57)	(14)

Income tax benefit	(3,569)	(814)	(2,755)	338	(21)	(6)

Net loss	$(6,065)	$(1,158)	$(4,907)	424%	(36)%	(8)%

(percentages may not add due to rounding)

Revenues

Total revenues for the three months ended March 31, 2013 were $16.9 million, an increase of $2.5 million, or 18%, compared to revenues of $14.3 million for the three months ended March 31, 2012. The increase was due primarily to increases in our advertising revenue due to TOC’s launch of Elite Tactical Unit (“ETU”) and a new season of Major League Fishing (“MLF”), which debuted in the second quarter 2012, an increase in TOC’s subscriber fees revenue and higher revenue at our Aerial Cameras unit related to our government project which commenced in April 2012, all as discussed further in our segment results of operations below.

Cost of Services

Total cost of services for the three months ended March 31, 2013 were $9.0 million, an increase of $2.6 million, or 41%, compared to cost of services of $6.4 million for the three months ended March 31, 2012. The increase was primarily driven by higher production costs related to our ETU and MLF program launches at TOC and to costs associated with our government project at our Aerial Cameras unit, as further discussed in the segment results of operations below.

Other Expenses

Advertising expenses for the three months ended March 31, 2013 were $1.7 million, a 163% increase compared to $648,000 for the three months ended March 31, 2012, and were primarily due to increased cross channel advertising and promotional campaigns at TOC to support new subscriber and program launches, including ETU and MLF.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2013 were $7.4 million, a 14% decrease compared to SG&A expenses of $8.6 million for the three months ended March 31, 2012. The decrease in SG&A was primarily due to prior year succession related expenses which did not reoccur in the current year at TOC, reduced payroll and compensation expense at our Production Services unit, as further discussed in the segment results of operations below.

Merger related expenses for the three months ended March 31, 2013 were $7.6 million and include a $6.5 million termination fee incurred and paid to InterMedia, for terminating the proposed merger on March 13, 2013, and to the subsequent merger with KSE.

Depreciation and amortization expense for the three months ended March 31, 2013 was $787,000, an 8% increase compared to depreciation and amortization expense of $732,000 for the three months ended March 31, 2012. The increase primarily relates to increased depreciation of new assets, as further discussed in the segment results of operations below.

Loss from Operations

Loss from operations for the three months ended March 31, 2013 was $9.6 million, an increased loss of $7.7 million compared to an operating loss of $2.0 million for the three months ended March 31, 2012. As discussed above and below in our segment results of operations, the increase in loss from operations was driven primarily by merger related expenses, increases in programming and advertising at TOC, an increased loss at our Aerial Cameras unit, net of a decreased Winnercomm loss.

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2013 was income of $15,000, a decrease of $4,000 compared to income of $19,000 for the three months ended March 31, 2012. The decrease was primarily due to lower cash and investment balances.

Loss Before Income Taxes

Resulting loss before income taxes was $9.6 million, a 389% increase compared to a loss before income taxes of $2.0 million for the three months ended March 31, 2012.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2013 was $3.6 million compared to $814,000 for the three months ended March 31, 2012. The income tax benefit reflected in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 is different than that computed income tax benefit based on the applicable statutory Federal income tax rate of 34% primarily due to state taxes and the limitations on the deductibility of executive compensation as provided for in Internal Revenue Code Section 162(m).

Net Loss

Net loss for the three months ended March 31, 2013 was $6.1 million, an increase of $4.9 million compared to a net loss of $1.2 million for the three months ended March 31, 2012.

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

TOC

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended March 31,
			Change
	2013	2012	$	%
Revenues:
Advertising	$8,888	$7,435	$1,453	20%
Subscriber fees	5,782	5,176	606	12

Total revenues	14,670	12,611	2,059	16

Cost of services:
Programming	4,339	1,872	2,467	132
Satellite transmission fees	438	429	9	2
Production and operations	2,363	2,501	(138)	(6)
Other direct costs	9	11	(2)	(18)

Total cost of services	7,149	4,813	2,336	49

Other expenses:
Advertising	1,704	648	1,056	163
Selling, general and administrative	6,699	7,718	(1,019)	(13)
Merger related expenses	7,641	—	7,641	N/A
Depreciation and amortization	337	363	(26)	(7)

Total other expenses	16,381	8,729	7,652	88

Loss from operations	$(8,860)	$(931)	$(7,929)	852%

(percentages may not add due to rounding)

Revenues

Advertising revenue for the three months ended March 31, 2013 was $8.9 million, an increase of $1.5 million, or 20%, compared to $7.4 million for the three months ended March 31, 2012. The increase in advertising revenue was due primarily to an increase in advertising and sponsorship revenues associated with the debut of our new ETU program and the airing of our MLF which did not air in the prior year period.

Subscriber fees for the three months ended March 31, 2013 were $5.8 million, an increase of $606,000, or 12%, compared to $5.2 million for the three months ended March 31, 2012. This increase in subscriber fees was primarily due to an increase in our subscribers and our annual rate increase in the per subscriber fees.

Cost of Services

Programming expenses for the three months ended March 31, 2013 were $4.3 million, an increase of $2.5 million, or 132%, compared to $1.9 million for the three months ended March 31, 2012. The increase was due primarily to the costs of our MLF and ETU programs, which are significantly more expensive than the 2012 time period programming they replaced and, to a lesser extent, due to approximately $125,000 in program write-downs during the quarter.

Satellite transmission fees for the three months ended March 31, 2013 were $438,000, essentially in line as compared to $429,000 for the three months ended March 31, 2012.

Production and operations costs for the three months ended March 31, 2013 were $2.4 million, a decrease of $138,000, or 6%, compared to $2.5 million for the three months ended March 31, 2012. The decrease in costs was driven primarily by succession related termination costs incurred in the first quarter 2012, partially offset by increased costs associated with our annual program awards event.

Other direct costs for the three months ended March 31, 2013 were $9,000, a decrease of $2,000, or 18%, compared to $11,000 for the three months ended March 31, 2012. This decrease was due primarily to a decrease in subscriber acquisition fees amortization.

Other Expenses

Advertising expenses for the three months ended March 31, 2013 were $1.7 million, an increase of $1.1 million, or 163%, compared to $648,000 for the three months ended March 31, 2012 due primarily to increased cross channel advertising and promotional campaigns to support recent new subscriber and new program launches, including ETU and MLF.

SG&A expenses for the three months ended March 31, 2013 were $6.7 million, a decrease of $1.0 million, or 13%, compared to $7.7 million for the three months ended March 31, 2012. The decrease relates primarily to compensation and related expenses associated with prior year succession related expenses which did not reoccur in the current year period partially offset by higher expenses associated with our annual marketing event and to reductions in one of our ratings service cost.

Merger related expenses for the three months ended March 31, 2013 were $7.6 million and consist primarily of the $6.5 million breakup fee paid to InterMedia for terminating that proposed merger on March 13, 2013 and legal expenses pursuing the InterMedia and, subsequently, the KSE merger.

Depreciation and amortization for the three months ended March 31, 2013 was $337,000, a decrease of $26,000, or 7%, compared to $363,000 for the three months ended March 31, 2012. The decrease in depreciation and amortization primarily relates to more assets becoming fully depreciated than new assets placed into service during the past twelve months.

Loss from Operations

Our resulting loss from operations for the three months ended March 31, 2013 was $8.9 million compared to an operating loss of $931,000 for the three months ended March 31, 2012. As discussed above, the increase in our loss from operations was driven primarily by merger related expenses, increased programming costs and advertising expenses partially offset by reduced SG&A expenses and increased advertising and subscriber fee revenue.

Production Services

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands and are before intercompany eliminations):

	Three Months Ended March 31,
			Change
	2013	2012	$	%
Revenues:
Production services	$3,369	$1,017	$2,352	231%

Total revenues	3,369	1,017	2,352	231

Cost of services:
Production and operations	2,960	967	1,993	206

Total cost of services	2,960	967	1,993	206

Other expenses:
Selling, general and administrative	210	299	(89)	(30)
Depreciation and amortization	120	132	(12)	(9)

Total other expenses	330	431	(101)	(23)

Income (loss) from operations	$79	$(381)	$460	(121)%

(percentages may not add due to rounding)

Revenues

Production services revenue for the three months ended March 31, 2013 was $3.4 million, an increase of $2.4 million, or 231%, as compared to $1.0 million for the three months ended March 31, 2012. The increase in revenue was due primarily to the completion and delivery of the new ETU program to TOC.

Cost of Services

Production and operations costs for the three months ended March 31, 2013 were $3.0 million, an increase of $2.0 million, or 206%, compared to $967,000 for the three months ended March 31, 2012. The increase in costs relates primarily to production costs associated with our new ETU program.

Other Expenses

SG&A expenses for the three months ended March 31, 2013 were $210,000, a decrease of $89,000, or 30%, compared to $299,000 for the three months ended March 31, 2012. The decrease relates primarily to a loss on disposal of fixed assets recognized in the prior year period that did not reoccur in the current year period and to reduced payroll and related compensation costs associated with changes in the allocation and reassignment of personnel in the current quarter as compared to the prior year quarter.

Depreciation and amortization for the three months ended March 31, 2013 was $120,000, a decrease of $12,000, or 9%, compared to $132,000 for the three months ended March 31, 2012. The decrease in depreciation and amortization primarily relates to fewer assets and more fixed assets becoming fully depreciated over the past year than depreciation on assets acquired in that same period.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2013 was an operating income of $79,000, an increase of $460,000 compared to an operating loss of $381,000 for the three months ended March 31, 2012. As discussed above, the increase in income from operations was due primarily to the delivery of the new ETU program combined with lower SG&A expenses.

Aerial Cameras

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change and percentage change (all dollar amounts are in thousands):

	Three Months Ended March 31,
			Change
	2013	2012	$	%
Revenues:
Production services	$1,489	$1,105	$384	35%

Total revenues	1,489	1,105	384	35

Cost of services:
Production and operations	1,429	981	448	46

Total cost of services	1,429	981	448	46

Other expenses:
Selling, general and administrative	481	536	(55)	(10)
Depreciation and amortization	330	237	93	39

Total other expenses	811	773	38	5

Loss from operations	$(751)	$(649)	$(102)	16%

(percentages may not add due to rounding)

Revenues

Production services revenue from our aerial camera unit for the three months ended March 31, 2013 was $1.5 million, an increase of $384,000, or 35%, as compared to $1.1 million for the three months ended March 31, 2012. The increase was due primarily to increased revenues from our U.S. government project, which we commenced in April 2012, offset slightly by a reduction in the number of professional and collegiate sporting and other production events compared to the prior year’s quarter.

Cost of Services

Production and operations costs for the three months ended March 31, 2013 were $1.4 million, an increase of $448,000, or 46%, compared to $981,000 for the three months ended March 31, 2012. The increase in costs relates primarily to our U.S government development project.

Other Expenses

SG&A expenses for the three months ended March 31, 2013 were $481,000, a decrease of $55,000, or 10%, compared to $536,000 for the three months ended March 31, 2012. This decrease relates primarily to reduced legal fees related to the ActionCam litigation.

Depreciation and amortization for the three months ended March 31, 2013 was $330,000, an increase of $93,000, or 39%, compared to $237,000 for the three months ended March 31, 2012. The increase in depreciation and amortization primarily relates to depreciation of new camera systems acquired in the latter half of 2012.

Loss from Operations

Loss from operations for the three months ended March 31, 2013 was $751,000, an increase of $102,000 compared to an operating loss of $649,000 for the three months ended March 31, 2012. As discussed above, the increase in loss from operations was due primarily to increased depreciation as referenced above.

LIQUIDITY AND CAPITAL RESOURCES

We used $5.3 million of cash in our operating activities in the three months ended March 31, 2013, a decrease of $6.0 million compared to cash generated from operating activities of $647,000 in the three months ended March 31, 2012. The decrease was due primarily to merger related payments, including a $6.5 million termination fee to InterMedia, partially offset by lower income tax payments during the current year period.

Net cash provided by investing activities was $1.7 million in the three months ended March 31, 2013 compared to cash provided by investing activities of $1.3 million for the three months ended March 31, 2012. The increase in cash provided by investing activities related principally to net proceeds (sales, net of purchases) of short-term available-for-sale securities and our auction rate securities in the current quarter of $2.6 million compared to net proceeds (sales, net of purchases) of $1.9 million, partially offset by an increase in capital expenditures for fixed assets.

Cash used by financing activities was $619,000 in the three months ended March 31, 2013 compared to cash used of $547,000 in the three months ended March 31, 2012. The increase was related to the increase in cash used for the purchase and retirement of common stock as recipients of stock awards used stock to satisfy withholding taxes related to vesting of restricted shares.

On September 5, 2012, the Company renewed its revolving line of credit agreement (the “Revolver”) with U.S. Bank N.A., extending the maturity date to September 5, 2013 and renewing the total amount which can be drawn upon under the Revolver to $10,000. The Revolver provides that the interest rate per annum as selected by us shall be prime rate (3.25% as of March 31, 2013 and 2012) plus 0.25% or LIBOR (0.25% as of March 31, 2013 and 2012) plus 2.25%. The Revolver is unsecured. This credit facility contains customary financial and other covenants and restrictions, as amended, including a change of control provision and minimum liquidity metrics. As of March 31, 2013, we did not have any amounts outstanding under this credit facility. This Revolver is guaranteed by TOC. On May 8, 2013, the Revolver was amended to exclude merger related costs incurred during the first quarter of 2013 from its covenant calculations and, based on this amendment, as of March 31, 2013 we were in full compliance with all the covenants of the Revolver.

Our combined cash and cash equivalent and investment in available-for-sale securities balance was $51.2 million at March 31, 2013, a decrease of $2.2 million from the combined balance of $53.4 million at December 31, 2012. Net working capital decreased to $67.7 million at March 31, 2013, compared to $73.5 million at December 31, 2012. We believe that our combined cash and available-for-sale securities and our expected cash flow from operations will meet our short-term cash flow requirements and be sufficient to fund our operations at current levels and anticipated capital requirements through at least the next twelve months. To the extent that such amounts are insufficient to finance our working capital requirements or we desire to expand operations beyond current levels, we could draw on our Revolver or seek additional financing. There can be no assurance that equity or debt financing will be available if needed or, if available, will be on terms favorable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2012, our investment portfolio included auction-rate securities of $4.6 million which were sold in March 2013 at their December 31, 2012 carrying value. Due to the amount of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows.

We currently do not have significant transactions denominated in currencies other than U.S. dollars and as a result we currently have little to no foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, operating results or cash flows.

As of March 31, 2013 and as of the date of this report, we did not have any outstanding borrowings. The rate of interest on our line-of-credit is variable, but we currently have no outstanding balance under this credit facility. Because of these reasons, an immediate 10% change in interest rates would have no material, immediate impact on our financial condition, operating results or cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

“Item 3. Legal Proceedings” of our Form 10-K includes a discussion of our legal proceedings. Except as described below, there have been no material changes from the legal proceedings described in our 2012 Annual Report.

A complaint was filed on July 27, 2011, and amended on May 14, 2012, in the U.S. District Court, Northern District of Texas, by Plaintiff Ewell E. Parker, Jr. against Defendants Outdoor Channel Holdings, Inc., The Outdoor Channel, Inc. and a third party production company known as Reel In The Outdoors, Ltd. The complaint alleges contributory copyright infringement against Outdoor Channel Holdings, Inc. and The Outdoor Channel, Inc. and seeks aggregate general damages in excess of the jurisdictional limits including general, special, actual and statutory damages, in an amount indeterminable at this time plus fees, interest and expenses. Discovery in this matter is closed. The Court has ordered all parties to meet for the purpose of discussing settlement and to file a joint settlement conference status report by May 31, 2013. Thereafter, the parties will have until June 14, 2013 to complete a mediation conference with the selected mediator. The Court has ordered all parties to appear and meet in person. The Court has not set a trial date for this matter.

On January 2, 2013, a putative class action, entitled Hueneke v. Massie et al., No. MCC 130001, was filed against Outdoor Channel, the members of the Outdoor Channel Board, InterMedia Outdoor Holdings, LLC, InterMedia Outdoor Holdings, Inc., Outdoor Channel Sub and InterMedia Sub in the Superior Court of Riverside County, State of California. On February 4, 2013, a second putative class action, entitled Crockett v. Outdoor Channel Holdings, Inc., et al., No. MCC 1300140, was filed against the same defendants in the same court. Both actions challenged the InterMedia merger. The complaints allege that the board members engaged in an unfair process, agreed to unfair deal terms, and agreed to a price that allegedly fails to maximize value for stockholders. The complaints further allege that the other named defendants aided and abetted the purported breach of those fiduciary duties. The complaints seek various forms of relief, including injunctive relief that would, if granted, prevent the completion of the merger and an award of attorneys’ fees and expenses. Given the Company’s announcement of the KSE merger agreement and the termination of the InterMedia merger agreement, we believe these specific lawsuits have, for all intents and purposes, been rendered moot. It is possible, however, that plaintiffs may seek to amend their complaints, or file new complaints.

On March 18, 2013, a third putative class action, entitled Feinstein v. Outdoor Channel Holdings, Inc., et al.,No. 8412, was filed against Outdoor Channel, the members the Outdoor Channel Board, KSE and Merger Sub in the Court of Chancery of the State of Delaware. That complaint was amended on March 28, 2013. The amended complaint purports to be brought on behalf of all the Outdoor Channel stockholders (excluding the defendants and their affiliates). The complaint alleges that the consideration in the merger agreement with KSE is inadequate and that the Outdoor Channel Board members breached their fiduciary duties by failing to undertake an adequate sales process and agreeing to preclusive deal protection devices. The amended complaint also asserts a breach of fiduciary duty claim based on alleged material omissions in Outdoor Channel’s proxy statement describing the KSE transaction. This action further alleges that the other named defendants aided and abetted the Outdoor Channel directors in their purported breach of those fiduciary duties. The amended complaint seeks various forms of relief, including injunctive relief to prevent the completion of the merger, and alternatively seeks damages arising from the alleged breach of fiduciary duties.

ITEM 1A.	Risk Factors.

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our 2012 Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number	Description

2.1	Amendment No. 2 dated May 8, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 9, 2013 and incorporated herein by reference) to that Agreement and Plan of Merger by and among Kroenke Sports & Entertainment, LLC, KSE Merger Sub, Inc., and Outdoor Channel Holdings, Inc. dated as of March 13, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference).

2.2	Amendment No. 1 dated May 2, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 3, 2013 and incorporated herein by reference) to that Agreement and Plan of Merger by and among Kroenke Sports & Entertainment, LLC, KSE Merger Sub, Inc., and Outdoor Channel Holdings, Inc. dated as of March 13, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference).

3.1	Certificate of Incorporation of Outdoor Channel Holdings, Inc, a Delaware corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

3.2	By-Laws of Outdoor Channel Holdings, Inc., a Delaware corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 20, 2004 and incorporated herein by reference)

4.1	Instruments defining the rights of security holders, including debentures (see Exhibits 3.1 and 3.2 above and Exhibit 4.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.1	Amendment No. 1 dated May 8, 2013 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on May 9, 2013 and incorporated herein by reference) to Support Agreement dated as of March 13, 2013, by and among KSE, the Massie Parties and each of the directors and executive officers of Outdoor Channel (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference).

10.2	Support Agreement dated as of March 13, 2013, by and among KSE, the Massie Parties and each of the directors and executive officers of Outdoor Channel (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference).

10.3	Amendment to Revolving Credit Agreement and Note and related agreements by and between the Company and U.S. Bank N.A. dated as of May 8, 2013.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1*	Section 1350 Certification by Chief Executive Officer

32.2*	Section 1350 Certification by Chief Financial Officer

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012; (iv) Unaudited Condensed Consolidated Statement of Equity for the three months ended March 31, 2013; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Outdoor Channel Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTDOOR CHANNEL HOLDINGS, INC.

/s/ Thomas D. Allen
Thomas D. Allen
Authorized Officer, Chief Financial Officer and Principal Accounting Officer
Date: May 10, 2013